Form 10KSB
period 1999-12-31
VIRGINIA COMMERCE BANCORP INC
filed 2000-03-24
CIK 1099305

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

         [X] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999

Commission File No.:  000-28635

                         Virginia Commerce Bancorp, Inc.
                 (Name of Small Business Issuer in Its Charter)


                   5350 Lee Highway, Arlington, Virginia 22207
                    (Address of Principal Executive Offices)


           Virginia                                     54-1964895
 (State or Other Jurisdiction            (I.R.S. Employer Identification Number)
of Incorporation or Organization)

                                  703-534-0700
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $1.00 per share

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.


                             Yes X      No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The company's revenues for the fiscal year ended December 31, 1999 were approximately $20,849,936

The aggregate market value of the voting stock held by non-affiliates of the company as of March 1, 2000 was approximately $20,672,389

As of March 1, 2000, there were 1,968,985 shares of Common Stock, par value $1.00 per share, of Virginia Commerce Bancorp, Inc. issued and outstanding.

                       Documents Incorporated by Reference

Portions of the following documents are hereby incorporated into this Form 10-KSB by reference: the Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2000 -- Part III; and the Annual Report of Virginia Commerce Bancorp for the fiscal year ended December 31, 1999 -- Parts I, II and IV.

                                     PART I

Item 1.  Description of Business

         Virginia Commerce Bancorp, Inc. (the "Company") was organized under Virginia law on November 5, 1999 to become the holding company for Virginia Commerce Bank (the "Bank"). The Company acquired all of the outstanding shares of the Bank on December 22, 1999 upon the effectiveness of the Agreement and Plan of Share Exchange dated September 22, 1999 between the Company and the Bank. As a result of the Agreement and Plan of Share Exchange, each shares of the Bank's common stock was automatically exchanged for and converted into one share of the Company's common stock.

         The Bank was organized as a national banking association and commenced operations on May 16, 1988. On June 1, 1995, the Bank converted from a national banking association to a Virginia chartered bank which is a member of the Federal Reserve System.

         The Company's and the Bank's executive offices and a branch with a drive-in facility are located at 5350 Lee Highway, Arlington, Virginia. The Bank has nine additional full service branch offices, located at: 2930 Wilson Boulevard and 6500 Williamsburg Boulevard, both in Arlington, Virginia; 1414 Prince Street, 5140 Duke Street and 506 King Street in Alexandria, Virginia, 1356 Chain Bridge Road in McLean, Virginia, 4230 John Marr Drive in Annandale, Virginia, 10777 Main Street in Fairfax, Virginia, and 374 Maple Avenue East in Vienna Virginia. Additionally, the Bank maintains residential mortgage lending offices, located in Vienna and Warrenton, Virginia.

         The Company engages in a general commercial banking business through its sole direct subsidiary, the Bank. The Bank's customer base includes small- to medium-sized businesses, including firms that have contracts with the U.S. government, associations, retailers and industrial businesses, professionals and business executives and consumers. The economic base of the Bank's service area is Arlington and Fairfax Counties and the City of Alexandria in Northern Virginia, and the metropolitan Washington, D.C. area generally. Northern Virginia has experienced significant population and economic growth during the past decade. The Bank participated in this growth through its commercial and retail banking activities.

         The Bank's primary service area consists of the Northern Virginia suburbs of Washington DC, including Arlington County, the City of Alexandria, Fairfax County and Prince William County. This area is currently served by numerous commercial banks operating in excess of one hundred branch offices. Most are branches of state-wide or regional banks. The Bank's primary service area is also served by a large number of other financial institutions, including savings banks, credit unions and non-bank financial institutions such as securities brokerage firms, insurance companies and mutual funds. The Bank's primary service area is oriented toward independently owned small to medium sized businesses, light industry and firm specializing in government contracting. An increasing number of new community banking organizations have been opened in the Bank's market area, potentially representing an increased competitive threat to the Bank.

         The banking business in Virginia generally, and in the Bank's primary service area specifically, is highly competitive with respect to both loans and deposits, and is dominated by a relatively small number of major banks with many offices operating over a wide geographic area. Among the advantages such major banks have over the Bank are their ability to finance wide-ranging advertising campaigns and to allocate their investment assets to regions of highest yield and demand. Such banks offer certain services such as international banking, which are not offered directly by the Bank (but are offered indirectly through correspondent institutions) and, by virtue of their greater total capitalization, such banks have substantially higher lending limits than the Bank. The Bank competes for deposits and lendable funds with other commercial banks, savings banks, credit unions and other governmental and corporate entities which raise operating capital through the issuance of debt and equity securities. The Bank also competes for available investment dollars with non-bank financial institutions, such as brokerage firms, insurance companies and mutual funds. With respect to loans, the Bank competes with other commercial banks, savings banks, consumer finance companies, mortgage companies, credit unions and other lending institutions. Additionally, as a result of enactment of federal and Virginia interstate banking legislation, additional competitors which are not currently operating in Virginia may enter the Bank's markets and compete directly with the Bank. Recent legislation expanding the array of firms that can own banks may also result in increased competition for the Company and the Bank.

         All of the Bank's deposits are attracted from individuals and business-related sources. No material portion of the Bank's deposits have been obtained from a single person or a few persons. The loss of any one or more of the Bank's depositors would not have a materially adverse effect on the business of the Bank. The Bank's loans are not concentrated within a single industry or group of related industries.

         The Bank provides businesses with a full range of deposit accounts, merchant bankcard services, electronic funds transfer services, lock-box services, PC banking, lines of credit for working capital, term loans and commercial real estate loans, and provides consumers with a wide array of deposit products, home equity and revolving lines of credit, installment loans, residential mortgage loans and internet banking services. The Bank also issues cashier's checks and money orders, sells travelers checks and provides safe deposit boxes and other customary banking services. The Bank is not authorized to offer trust services nor does it offer international services but makes these services available to its customers through financial institutions with which the Bank has correspondent banking relationships.

         The Bank does not depend upon seasonal business. The Bank relies substantially on local promotional activity, personal contact by its officers, directors, employees and stockholders, personalized service and its reputation in the communities served to compete effectively.

         The Bank has one wholly owned subsidiary, Northeast Land and Investment Company, a Virginia corporation, organized to hold and market foreclosed real estate.

         On December 31, 1999, the Company had 100 full-time equivalent employees, including four executive officers. None of the Company's employees presently is represented by a union or covered under a collective bargaining agreement. Management of the Company believes that its employee relations are satisfactory. The Company does not have any employees that are not also employees of the Bank.

         Banking is dependent upon interest rate differentials. In general, the difference between the interest rate paid by the Bank on its deposits and its other borrowings and the interest rate earned by the Bank on loans, securities and other interest-earning assets comprises the major source of the Bank's earnings. Thus, the earnings and growth of the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also of the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policy, such as seeking to curb inflation and combat recession, by its open-market activities in United States government securities, by adjusting the required level of reserves for financial institutions subject to reserve requirements and through adjustments to the discount rate applicable to borrowings by banks which are members of the Federal Reserve System. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates. The nature and timing of any future changes in such policies and their impact on the Bank cannot be predicted. In addition, adverse economic conditions could make a higher provision for loan losses a prudent course and could cause higher loan loss charge-offs, thus adversely affecting the Bank's net income.

         From time to time, new legislation or regulations are adopted which increase the cost of doing business, limit or expand permissible activities, or otherwise affect the competitive balance between banks and other financial institutions.

         Banks or bank holding companies which are undercapitalized and either have not timely approved a capital plan or have failed to implement the plan become subject to extraordinary powers pursuant to which the bank regulatory agencies may close the bank, restrict its growth, force its sale, restrict interest rates paid on deposits, and dismiss directors or senior executive officers. Each agency has prescribed standards relating to internal controls and systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, and other operational and managerial standards. The agencies have also adopted standards relating to asset quality, earnings, valuation and compensation. Banks or bank holding companies which do not meet such standards may be subject to restrictions and consequences comparable to those which apply to undercapitalized banks and bank holding companies. Bank regulatory authority to appoint a conservator or receiver for a bank is broad, including grounds such as substantial dissipation of assets or earnings due to violations of law or regulation or due to any unsafe or unsound practices, an unsafe or unsound condition, and certain violations of law or regulation likely to weaken the institution's condition.

         Regulations promulgated by the Federal Reserve Board prohibit state member banks such as the Bank from paying any dividend on common stock out of capital. Dividends can be paid only to the extent of net profits then on hand, less losses and bad debts. Without the prior approval of the Federal Reserve Board, a state member bank cannot pay dividends in any calendar year in excess of the retained net profits for the prior two years and the profits of the current year, less any required transfers to surplus.

SUPERVISION AND REGULATION

         The Company. The Company is a bank holding company registered under Bank Holding Company Act of 1956, as amended, (the "BHCA") and is subject to supervision by the Federal Reserve Board. As a bank holding company, the Company is required to file with the Federal Reserve Board an annual report and such other additional information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board may also make examinations of the Company and each of its subsidiaries.

         BHCA - Activities and other Limitations. The BHCA requires approval of the Federal Reserve Board for, among other things, the acquisition by a proposed bank holding company of control of more than five percent (5%) of the voting shares, or substantially all the assets, of any bank or the merger or consolidation by a bank holding company with another bank holding company. The BHCA also generally permits the acquisition by a bank holding company of control or substantially all the assets of any bank located in a state other than the home state of the bank holding company, except where the bank has not been in existence for the minimum period of time required by state law, but if the bank is at least 5 years old, the Federal Reserve Board may approve the acquisition.

         Under current law, with certain limited exceptions, a bank holding company is prohibited from acquiring control of any voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or furnishing services to or performing service for its authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in, a company that engages in activities which the Federal Reserve Board has determined by order or regulation to be so closely related to banking or managing or controlling banks as to be properly incident thereto. In making such a determination, the Federal Reserve Board is required to consider whether the performance of such activities can reasonably be expected to produce benefits to the public, such as convenience, increased competition or gains in efficiency, which outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board is also empowered to differentiate between activities commenced de novo and activities commenced by the acquisition, in whole or in part, of a going concern. Some of the activities that the Federal Reserve Board has determined by regulation to be closely related to banking include making or servicing loans, performing certain data processing services, acting as a fiduciary or investment or financial advisor, and making investments in corporations or projects designed primarily to promote community welfare.

         Effective on March 11, 2000, the Gramm Leach-Bliley Act of 1999 (the "GLB Act") allows a bank holding company or other company to certify status as a financial holding company, which allows such company to engage in activities that are financial in nature, that are incidental to such activities, or are complementary to such activities. The GLB Act enumerates certain activities that are deemed financial in nature, such as underwriting insurance or acting as an insurance principal, agent or broker, underwriting, dealing in or making markets in securities, and engaging in merchant banking under certain restrictions. It also authorizes the Federal Reserve Board to determine by regulation what other activities are financial in nature, or incidental or complementary thereto.

         Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank company or any of its subsidiaries, or investments in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower. Further, a holding company and any subsidiary bank are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit. A subsidiary bank may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that: (i) the customer obtain or provide some additional credit, property or services from or to such bank other than a loan, discount, deposit or trust service; (ii) the customer obtain or provide some additional credit, property or service from or to company or any other subsidiary of the company; or (iii) the customer not obtain some other credit, property or service from competitors, except for reasonable requirements to assure the soundness of credit extended.

         Commitments to Subsidiary Banks. Under Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances when it might not do so absent such policy.

         Limitations of Acquisitions of Common Stock. The federal Change in Bank Control Act prohibits a person or group from acquiring "control" of a bank holding company unless the Federal Reserve has been given 60 days' prior written notice of such proposed acquisition and within that time period the Federal Reserve Board has not issued a notice disapproving the proposed acquisition or extending for up to another 30 days the period during which such a disapproval may be issued. An acquisition may be made prior to expiration of the disapproval period if the Federal Reserve issues written notice of its intent not to disapprove the action. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act or which would represent the single largest interest in the voting stock would, under the circumstances set forth in the presumption, constitute the acquisition of control.

         In addition, with limited exceptions, any "company" would be required to obtain the approval of the Federal Reserve under the BHCA before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of the outstanding Common Stock of, or such lesser number of shares as constitute control over, the Company. Such approval would be contingent upon, among other things, the acquirer registering as a bank holding company, divesting all impermissible holdings and ceasing any activities not permissible for a bank holding company.

         The Federal Reserve has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of an institution's capital. These guidelines are substantially similar to those which are applicable to the Bank, discussed below.

         The Bank. The Bank, as a Virginia chartered commercial bank which is a member of the Federal Reserve System (a "state member bank") and whose accounts are insured by the Bank Insurance Fund of the FDIC up to the maximum legal limits of the FDIC, is subject to regulation, supervision and regular examination by the Bureau of Financial Institutions and the Federal Reserve Board. The regulations of these various agencies govern most aspects of the Bank's business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices. The laws and regulations governing the Bank generally have been promulgated to protect depositors and the deposit insurance funds, and not for the purpose of protecting stockholders.

         Competition among commercial banks, savings banks, and credit unions has increased following enactment of legislation which greatly expanded the ability of banks and bank holding companies to engage in interstate banking or acquisition activities. As a result of federal and state legislation, banks in the Washington D.C./Maryland/Virginia area can, subject to limited restrictions, acquire or merge with a bank in another of the jurisdictions, and can branch de novo in any of the jurisdictions. The GLB Act allows a wider array of companies to own banks, which could result in companies with resources substantially in excess of the Company's entering into competition with the Company and the Bank.

         Banking is a business which depends on interest rate differentials. In general, the differences between the interest paid by a bank on its deposits and its other borrowings and the interest received by a bank on loans extended to its customers and securities held in its investment portfolio constitute the major portion of the Bank's earnings. Thus, the earnings and growth of the Bank will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board, which regulates the supply of money through various means including open market dealings in United States government securities. The nature and timing of changes in such policies and their impact on the Bank cannot be predicted.

         Branching and Interstate Banking. The federal banking agencies are authorized to approve interstate bank merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks has opted out of the interstate bank merger provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") by adopting a law after the date of enactment of the
Riegle-Neal Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Such interstate bank mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration limitations described in the Riegle-Neal Act.

         The Riegle-Neal Act authorizes the federal banking agencies to approve interstate branching de novo by national and state banks in states which specifically allow for such branching. The District of Columbia, Maryland and Virginia have all enacted laws which permit interstate acquisitions of banks and bank branches and permit out-of-state banks to establish de novo branches.

         Capital Adequacy Guidelines. The Federal Reserve Board and the FDIC have adopted risk based capital adequacy guidelines pursuant to which they assess the adequacy of capital in examining and supervising banks and bank holding companies and in analyzing bank regulatory applications. Risk-based capital requirements determine the adequacy of capital based on the risk inherent in various classes of assets and off-balance sheet items.

         State member banks are expected to meet a minimum ratio of total qualifying capital (the sum of core capital (Tier 1) and supplementary capital (Tier 2)) to risk weighted assets of 8%. At least half of this amount (4%) should be in the form of core capital.

         Tier 1 Capital generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 Capital), less goodwill, without adjustment for changes in the market value of securities classified as "available for sale" in accordance with FAS 115. Tier 2 Capital consists of the following: hybrid capital instruments; perpetual preferred stock which is not otherwise eligible to be included as Tier 1 Capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash, to 100% for the bulk of assets which are typically held by a bank holding company, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Residential first mortgage loans on one to four family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past-due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

         In addition to the risk-based capital requirements, the Federal Reserve Board has established a minimum 3.0% Leverage Capital Ratio (Tier 1 Capital to total adjusted assets) requirement for the most highly-rated banks, with an additional cushion of at least 100 to 200 basis points for all other banks, which effectively increases the minimum Leverage Capital Ratio for such other banks to 4.0% - 5.0% or more. The highest-rated banks are those that are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, those which are considered a strong banking organization. A bank having less than the minimum Leverage Capital Ratio requirement shall, within 60 days of the date as of which it fails to comply with such requirement, submit a reasonable plan describing the means and timing by which the bank shall achieve its minimum Leverage Capital Ratio requirement. A bank which fails to file such plan is deemed to be operating in an unsafe and unsound manner, and could subject a bank to a cease-and-desist order. Any insured depository institution with a Leverage Capital Ratio that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to
Section 8(a) of the Federal Deposit Insurance Act (the "FDIA") and is subject to potential termination of deposit insurance. However, such an institution will not be subject to an enforcement proceeding solely on account of its capital ratios, if it has entered into and is in compliance with a written agreement to increase its Leverage Capital Ratio and to take such other action as may be necessary for the institution to be operated in a safe and sound manner. The capital regulations also provide, among other things, for the issuance of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital or to restore its capital to the minimum capital requirement within a specified time period. Such directive is enforceable in the same manner as a final cease-and-desist order.

         At December 31, 1999, the Bank's Tier 1 risk based capital ratio was 8.17%, its Total risk based capital ratio was 10.15% and its Leverage Capital ratio was 6.59%. At December 31, 1999, the Company's Tier 1 Capital was 8.16%, its Total Capital was 9.01% and its Leverage Capital ratio was 6.58%.

         Prompt Corrective Action. Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the FDIA. Under the regulations, a bank shall be deemed to be: (i) "well capitalized" if it has a Total Risk Based Capital Ratio of 10.0% or more, a Tier 1 Risk Based Capital Ratio of 6.0% or more, a Leverage Capital Ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a Total Risk Based Capital Ratio of 8.0% or more, a Tier 1 Risk Based Capital Ratio of 4.0% or more and a Tier 1 Leverage Capital Ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a Total Risk Based Capital Ratio that is less than 8.0%, a Tier 1 Risk based Capital Ratio that is less than 4.0% or a Leverage Capital Ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a Total Risk Based Capital Ratio that is less than 6.0%, a Tier 1 Risk Based Capital Ratio that is less than 3.0% or a Leverage Capital Ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

         An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate federal banking agency within 45 days of the date the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the applicable agency.

         An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. Such guaranty shall be limited to the lesser of (i) an amount equal to 5.0% of the institution's total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary at such time to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized. Such a guaranty shall expire after the federal banking agency notifies the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. An institution which fails to submit a written capital restoration plan within the requisite period, including any required performance guaranty, or fails in any material respect to implement a capital restoration plan, shall be subject to the restrictions in Section 38 of the FDIA which are applicable to significantly undercapitalized institutions. At December 31, 1999, the Bank was considered to be a "well capitalized" institution for purposes of Section 38 of the FDIA.

         A "critically undercapitalized institution" is to be placed in conservatorship or receivership within 90 days unless the FDIC formally determines that forbearance from such action would better protect the deposit insurance fund. Unless the FDIC or other appropriate federal banking regulatory agency makes specific further findings and certifies that the institution is viable and is not expected to fail, an institution that remains critically undercapitalized on average during the fourth calendar quarter after the date it becomes critically undercapitalized must be placed in receivership. The general rule is that the FDIC will be appointed as receiver within 90 days after a bank becomes critically undercapitalized unless extremely good cause is shown and an extension is agreed to by the federal regulators. In general, good cause is defined as capital which has been raised and is imminently available for infusion into the bank except for certain technical requirements which may delay the infusion for a period of time beyond the 90 day time period.

         Immediately upon becoming undercapitalized, an institution shall become subject to the provisions of Section 38 of the FDIA, which (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan;
(iv) restrict the growth of the institution's assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund,
subject  in  certain  cases  to  specified   procedures.   These   discretionary
supervisory actions include: requiring the institution to raise additional capital; restricting transactions with affiliates; requiring divestiture of the institution or the sale of the institution to a willing purchaser; and any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

         Additionally, under Section 11(c)(5) of the FDIA, a conservator or receiver may be appointed for an institution where: (i) an institution's obligations exceed its assets; (ii) there is substantial dissipation of the institution's assets or earnings as a result of any violation of law or any unsafe or unsound practice; (iii) the institution is in an unsafe or unsound condition; (iv) there is a willful violation of a cease-and-desist order; (v) the institution is unable to pay its obligations in the ordinary course of business; (vi) losses or threatened losses deplete all or substantially all of an institution's capital, and there is no reasonable prospect of becoming "adequately capitalized" without assistance; (vii) there is any violation of law or unsafe or unsound practice or condition that is likely to cause insolvency or substantial dissipation of assets or earnings, weaken the institution's condition, or otherwise seriously prejudice the interests of depositors or the insurance fund; (viii) an institution ceases to be insured; (ix) the institution is undercapitalized and has no reasonable prospect that it will become adequately capitalized, fails to become adequately capitalized when required to do so, or fails to submit or materially implement a capital restoration plan; or
(x) the institution is critically undercapitalized or otherwise has substantially insufficient capital.

         Regulatory Enforcement Authority. Federal banking law grants substantial enforcement powers to federal banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

Item 2.  Description of Property

         The Bank offers its services from its main office, located at 5350 Lee Highway in Arlington, Virginia, and nine additional banking offices, and its bank operations center. The Bank purchased the 5350 Lee Highway property for $1,400,000 in cash in April 1994. That property, consisting of two connected red brick buildings, contains an aggregate of approximately 18,000 square feet of space on three levels. The Bank utilizes one of the buildings, containing approximately 10,000 square feet, as the executive offices and a branch facility. In August 1995, the Bank sold the connected building which it had previously leased out, for $690,000. The Bank operates a branch located at 2930 Wilson Boulevard, Arlington, Virginia. That property, which consists of a stand alone brick building containing approximately 2,400 square feet on a parcel of approximately 18,087 square feet, was purchased by the Bank for $1,500,000 in April 1997. The Bank also operates a branch location at 5140 Duke Street, Alexandria, Virginia. That property, which consists of a two story brick building containing approximately 4,800 square feet on a parcel of approximately 16,800 square feet,, was purchased by the Bank for $850,000 in April 1997. The Bank leases eight locations: the Alexandria Office, located at 1414 Prince Street, Alexandria, Virginia, consists of 2,500 square feet; the McLean Office, located at 1356 Chain Bridge Road, McLean, Virginia, consists of 1,625 square feet; the Williamsburg Boulevard Office, located at 6500 Williamsburg Road, Arlington, Virginia, consists of 1,781 square feet; the Annandale Office, located at 4230 John Marr Drive, Annandale, Virginia, consists of 2,400 square feet; the Fairfax Office, located at 10777 Main Street, Fairfax Virginia, consists of 2,038 square feet; the Vienna Office, located at 374 Maple Avenue, Vienna, Virginia, consists of 5,831 square feet; the King Street Office, located at 506 King Street, Alexandria Virginia, consists of 1,484 square feet, and the Bank's operations center, located at 14201 Sullyfield Circle, Chantilly, Virginia consists of 5,579 square feet. All of the leases contain renewal option clauses for one or two additional five-year terms, and in some instances require payment of certain operating charges. The total rental expense under the leases was $547,159 in 1999. The total minimum rental commitment under the leases as of December 31, 1999 is as follows: $570,897 for 2000; $530,036 for 2001; $499,939 for 2002; $340,627 for 2003 and $1,369,448 for 2004 and beyond.

Item 3.  Legal Proceedings

         From time to time the Company is a participant in various legal proceedings incidental to its business. In the opinion of management, the liabilities (if any) resulting from such legal proceedings will not have a material effect on the financial position of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of the security holders of the Company during the fourth quarter of 1999. On December 15, 1999 the Agreement and Plan of Share Exchange between the Company and the Bank, dated September 22, 1999, was approved at a Special Meeting of Shareholders of the Bank held on December 15, 1999. The Agreement and Plan of Share Exchange was approved by the following vote of the 1,968,985 shares entitled to vote at the special meeting:

         For:                 1,390,928
         Against:                 6,234
         Abstain                  6,117

Pursuant to the Agreement and Plan of Share Exchange, each of the outstanding shares of common stock $1.00 par value of the Bank was been converted into one share of the common stock $1.00 par value of the Company. As a result of the Agreement and Plan of Share Exchange, the Bank has become a wholly owned subsidiary of the Company

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         The information required under Item 5 is hereby incorporated herein by reference from the material under the caption "Market Price of Stock and Dividends" on page 15 of the Company's Annual Report for the fiscal year ended December 31, 1999.

Item 6. Management's Discussion and Analysis or Plan of Operation

         The information required under Item 6 is hereby incorporated herein by reference from the material under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" on pages 5 through 15 of the Company's Annual Report for the fiscal year ended December 31, 1999.

Item 7.  Financial Statements

         The information required under Item 7 is hereby incorporated herein by reference from the material under the caption "Financial Statements" on pages 16 through 36 of the Company's Annual Report for the fiscal year ended December 31, 1999.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There has been no change of or disagreement with the Company's/Bank's independent accountants during the twenty-four month period prior to the date of the Company's/Bank's most recent financial statements.

                                    PART III

Item 9.  Directors,   Executive   Officers,   Promoters  and  Control   Persons;
         Compliance with Section 16(a) of the Exchange Act

         The information required under Item 9 is hereby incorporated herein by reference from the material under the caption "ELECTION OF DIRECTORS" contained on pages 3 through 6, and under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 9, of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2000.

Item 10.  Executive Compensation

         The information required under Item 10 is hereby incorporated herein by reference from the material under the caption "EXECUTIVE OFFICER COMPENSATION AND CERTAIN TRANSACTIONS," contained on pages 6 through 9 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2000.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The information required under Item 11 is hereby incorporated herein by reference from the material under the captions "VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF" contained on pages 2 and 3 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2000.

Item 12.  Certain Relationships and Related Transactions

         The information required under Item 12 is hereby incorporated herein by reference from the material under the caption "Transactions with Management and Others" contained on page 9 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2000.

                                     PART IV

Item 13.  Exhibits, Lists and Reports on Form 8-K

         (a) Audited  Financial  Statements -  Incorporated  by reference to the
Annual  Report to  Shareholders  for the Year ended  December  31, 1999


                  DESCRIPTION                                                                 PAGE IN ANNUAL REPORT

Independent Auditor's Report.....................................................................................36
Consolidated Balance Sheets at December 31, 1999 and 1998........................................................16
Consolidated Statements of Income and Comprehensive Income
         for the Years Ended December 31, 1999, 1998 and 1997....................................................17
Consolidated Statements of Changes in Stockholders' Equity
         for the Years Ended December 31, 1999, 1998 and 1997....................................................18
Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997.......................19
Notes to Consolidated Financial Statements.......................................................................20

         (b).     Exhibits.

   Exhibit No.                                  Description
   -----------                                  -----------
       3.1          Articles of Incorporation of Virginia Commerce Bancorp, Inc.
       3.2          Bylaws of Virginia Commerce Bancorp, Inc.
      10.1          1998 Stock Option Plan
       11           Statement Regarding Computation of Per Share Earnings
       13           1999 Annual Report to Stockholders
       21           Subsidiaries of the Registrant.
       27           Financial Data Schedule
------------------

(c) The Company filed a report on Form 8-K dated December 22, 1999 reporting the consummation of the Plan and Agreement of Share Exchange pursuant to which the Bank became a wholly owned subsidiary of the Company, and reporting the vote at the Special Meeting of Shareholders at which the Plan and Agreement of Share Exchange was approved.

                                   SIGNATURES

                 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 VIRGINIA COMMERCE BANCORP, INC.


                                                 By: /s/ Peter A. Converse
                                                 -------------------------------
                                                  Peter A. Converse, President
                                                     and Chief Executive Officer
Dated:  March 22, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Name                              Capacity                           Date


-----------------------------              Director                                    March   , 2000
Leonard Adler


/s/ Peter A. Converse                      President and Chief Executive               March 22, 2000
-----------------------------              Officer (Principal Executive Officer)
Peter A. Converse

/s/ Frank L. Cowles, Jr.
-----------------------------              Director                                    March 22, 2000
Frank L. Cowles, Jr.


/s/ W. Douglas Fisher                      Chairman of the Board of Directors          March 22, 2000
-----------------------------
W. Douglas Fisher


/s/ David M. Guernsey                      Vice Chairman of the Board of Directors     March 22, 2000
-----------------------------
David M. Guernsey

/s/ Robert H. L'Hommedieu
-----------------------------              Director                                    March 22, 2000
Robert H. L'Hommedieu

/s/ Norris E. Mitchell
-----------------------------              Director                                    March 22, 2000
Norris E. Mitchell

/s/ Arthur L. Walters
-----------------------------              Director                                    March 22, 2000
Arthur L. Walters


/s/ William K. Beauchesne                  Treasurer and Chief Financial Officer       March 22, 2000
-------------------------                  (Principal Financial and Accounting Officer)
William K. Beauchesne