Form 10QSB
period 2000-03-31
VIRGINIA COMMERCE BANCORP INC
filed 2000-05-12
CIK 1099305

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2000
                               --------------


/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________


                         Commission file number 0-28635
                                                -------

                         VIRGINIA COMMERCE BANCORP, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)



              VIRGINIA                                    54-1964895
------------------------------------        ------------------------------------
   (State or Other Jurisdiction             (I.R.S. Employer Identification No.)
  of Incorporation or Organization)


                   5350 LEE HIGHWAY, ARLINGTON, VIRGINIA 22207
                   -------------------------------------------
                    (Address of Principal Executive Offices)


                                  703-534-0700
                                  ------------
                (Issuer's Telephone Number, Including Area Code)


                                       N/A

(Former  Name,  Former  Address  and  Former  Fiscal Year, If Changed Since Last
Report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ___.

State the number of shares outstanding of each of the issuer's classes of common equity, as of MAY 1, 2000:


                      Common stock, $1 par value--1,968,985


                                      INDEX

                                                            Page No.


Part I.   Financial Information

          Item 1.  Financial Statements
                   Consolidated Balance Sheets
                     March 31, 2000 and December 31, 1999                       3

                   Consolidated Statements of Income
                     Three months ended March 31, 2000 and 1999                 4

                   Consolidated Statements of Stockholders' Equity
                     Three months ended March 31, 2000 and 1999                 5

                   Consolidated Statements of Cash Flows
                     Three months ended March 31, 2000 and 1999                 6

                   Notes to Consolidated Financial Statements               7 - 9

          Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                  10 - 13

Part II.  Other Information:                                                   14

          Item 1.  Legal Proceedings
          Item 2.  Changes in Securities
          Item 3.  Defaults Upon Senior Securities
          Item 4.  Submission of Matters to a Vote of Security Holders
          Item 5.  Other Information
          Item 6.  Exhibits and Reports on Form 8-K

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                         VIRGINIA COMMERCE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)


                                                            (Unaudited)           (Audited)
                                                             March 31,           December 31,
                                                               2000                 1999
                                                            -----------          ------------
ASSETS:

    Cash and due from banks                                 $   14,155            $   10,758
    Interest-bearing deposits with other banks                      --                 5,000
    Securities available-for-sale (at market value)             30,155                28,553
    Securities held-to-maturity (market value of
        $16,952 and $17,298)                                    17,504                17,772
    Federal funds sold                                          10,407                 6,957
    Loans held-for-sale                                          1,382                 1,460
    Loans, net of allowance for loan
         losses of $2,035 and $1,889                           218,465               203,711
    Bank premises and equipment, net                             5,723                 5,719
    Accrued interest receivable                                  1,728                 1,306
    Other assets                                                 1,469                 1,339
                                                           -----------           -----------
          TOTAL ASSETS                                       $ 300,988             $ 282,575
                                                           ===========           ===========
LIABILITIES:
Deposits
    Non-interest bearing                                     $  42,863             $  42,214
    Interest-bearing                                           212,274               200,830
                                                           -----------           -----------
          TOTAL DEPOSITS                                       255,137               243,044
Repurchase agreements                                           23,705                17,837
Other borrowed funds                                             2,900                 2,900
Other liabilities                                                1,208                 1,306
                                                           -----------           -----------
         TOTAL LIABILITIES                                     282,950               265,087
                                                           -----------           -----------

STOCKHOLDERS' EQUITY:
    Preferred stock; $5 par, 1,000,000 shares
     authorized of which none have been issued               $      --             $      --
    Common stock; $1 par, 5,000,000 shares
     authorized; issued and outstanding 1,968,985
     shares                                                      1,969                 1,969
    Surplus                                                     11,091                11,091
    Retained earnings                                            5,605                 4,982
    Accumulated other comprehensive income (loss),
       net of tax                                                (627)                 (554)
                                                           -----------           -----------
          TOTAL STOCKHOLDERS' EQUITY                            18,038                17,488
                                                           -----------           -----------
          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                             $ 300,988            $  282,575
                                                            ==========            ==========

Notes to financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                       Three Months Ended
                                                           March 31,
                                                        2000       1999
                                                        ----       ----
INTEREST INCOME:
Interest and fees on loans                            $  4,775   $  3,407
Interest on investment securities                          735        788
Interest on federal funds sold                              92         60
Interest on deposits with other banks                       35         --
                                                      --------   --------
   Total Interest Income                                 5,637      4,255

INTEREST EXPENSE:
Deposits                                                 2,348      1,828
Repurchase agreements                                      177        155
Other borrowings                                            53         14
                                                      --------   --------
   Total Interest Expense                                2,578      1,997
                                                      --------   --------
   Net Interest Income                                   3,059      2,258

PROVISION FOR LOAN LOSSES:                                 165        120
                                                      --------   --------
   Net Interest Income After
     Provision for Loan Losses                           2,894      2,138

OTHER INCOME:
Service charges and other fees                             218        168
Fees and net gains on loans held-for-sale                  261        255
Other                                                        8         11
                                                      --------   --------
   Total Other Income                                      487        434

OTHER EXPENSES:
Salaries and employee benefits                           1,329        979
Occupancy expense                                          477        332
Data processing expense                                    175        142
Other operating expense                                    454        341
                                                      --------   --------
   Total Other Expenses                                  2,435      1,794
                                                      --------   --------
    Income Before Income Taxes                             946        778
Applicable Income Taxes                                    323        265
                                                      --------   --------
NET INCOME                                              $  623   $    513
                                                      ========   ========
    EARNINGS PER COMMON SHARE, BASIC                       .32        .26
                                                      ========   ========
    EARNINGS PER COMMON SHARE, DILUTED                     .30        .25
                                                      ========   ========

    Notes to financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               For the three months ended March 31, 2000 and 1999
                            (In Thousands of Dollars)
                                   (Unaudited)


                                                                                           Accumulated
                                                                                              Other
                                             Preferred   Common                Retained   Comprehensive    Comprehensive
                                               Stock     Stock     Surplus     Earnings   Income (Loss)       Income       Total
                                             ---------  --------  ---------   ----------  --------------   ------------- ---------
Balance, January 1, 1999                       $   --    $1,787   $ 11,240      $ 2,820           $ (15)                  $ 15,832
Comprehensive Income:
   Net Income                                      --        --         --          513                        $   513         513
   Other comprehensive income, net of tax
     Unrealized holding losses on
     securities available-for-sale arising
     during the period (net of tax of $38)                                                                        (115)         --
                                                                                                                ------
   Other comprehensive income, net of tax          --        --         --           --            (115)          (115)       (115)
                                                                                                                ------
   Total comprehensive income                      --        --         --           --              --        $   398
                                                                                                                ======
Balance, March 31, 1999                        $   --    $1,787   $ 11,240      $ 3,333           $(130)                  $ 16,230
                                                =====     =====    =======       ======            ====                     ======


                                                                                            Accumulated
                                                                                               Other
                                             Preferred   Common                Retained    Comprehensive   Comprehensive
                                               Stock     Stock     Surplus     Earnings    Income (Loss)      Income        Total
                                             ---------  --------  ---------   ----------  ---------------  -------------  ---------
Balance, January 1, 2000                       $  --     $1,969   $ 11,091     $ 4,982          $ (554)                    $ 17,488
Comprehensive Income:
   Net Income                                     --        --          --         623                          $ 623           623
   Other comprehensive income, net of tax
     Unrealized holding losses on
     securities available-for-sale arising
     during the period (net of tax of $38)                                                                        (73)           --
                                                                                                                ------
   Other comprehensive income, net of tax         --        --          --          --             (73)           (73)          (73)
                                                                                                                ------
   Total comprehensive income                     --        --          --          --              --          $ 550
                                                                                                                ======
Balance, March 31, 2000                        $  --     $1,969   $ 11,091     $ 5,605          $ (627)                    $ 18,038
                                                 ===     ======    ========    =======          =======                    ========


Notes to financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                 March 31,
                                                                           ----------------------
                                                                              2000         1999
                                                                              ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                              $    623    $     513
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                              183          131
     Provision for loan losses                                                  165          120
     Deferred tax expense                                                        38           59
     Amortization of security premiums and accretion of discounts                (8)          24
     Changes in other assets and other liabilities:
       (Increase) in accrued interest receivable                               (422)        (288)
       (Increase) in other assets                                              (130)        (133)
       (Decrease) in other liabilities                                          (98)         (77)
                                                                           --------     --------
          Net Cash Provided by Operating Activities                        $    351    $     349
                                                                           --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) in loans                                                  (14,919)     (12,121)
   Origination of loans held-for-sale                                        (9,614)     (13,454)
   Sale of loans                                                              9,692       11,605
   Purchase of securities available-for-sale                                 (2,001)        (172)
   Proceeds from principal payments on securities available-for-sale            292          316
   Proceeds from principal payments on securities held-to-maturity              272          835
   Proceeds from calls and maturities of securities held to maturity             --        4,000
   Purchase of bank premises and equipment                                     (187)        (458)
                                                                           --------     --------
          Net Cash (Used In) Investing Activities                          $ 16,465    $  (9,449)
                                                                           --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                $ 12,093    $  15,177
   Net increase (decrease) in repurchase agreements                           5,868       (1,462)
                                                                           --------     --------
          Net Cash Provided by Financing Activities                        $ 17,961    $  13,715
                                                                           --------     --------

          Net Increase In Cash and Cash Equivalents                           1,847        4,615
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                              22,715       11,252
                                                                           --------     --------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                  $ 24,562    $  15,867
                                                                           ========     ========


Notes to financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   GENERAL

     The accompanying unaudited consolidated financial statements of Virginia Commerce Bancorp, Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consistently of a normal and recurring nature considered necessary to present fairly the financial positions as of March 31, 2000 and December 31, 1999, and the results of operations and cash flows for three months ended March 31, 2000 and 1999.

     Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

2.   INVESTMENT SECURITIES

     Amortized cost and carrying amount (estimated market value) of securities available-for-sale are summarized as follows:

                                                                      March 31, 2000
                                                   --------------------------------------------------
                                                                 Gross         Gross      Estimated
                                                   Amortized   Unrealized    Unrealized     Market
                                                      Cost        Gains        Losses       Value
                                                   --------------------------------------------------
                                                               (In Thousands of Dollars)

US Government Agencies & Corporations                29,990           1          (951)      29,040
Federal Reserve Bank stock                              392          --            --          392
Federal Home Loan Bank stock                            668          --            --          668
Community Bankers' Bank stock                            55          --            --           55
                                                   --------     --------       ------      -------
                                                    $31,105      $    1         $(951)     $30,155
                                                   ========     ========       ======      =======

     Amortized cost and estimated market value of securities held-to-maturity are summarized as follows:

                                                                      March 31, 2000
                                                   --------------------------------------------------
                                                                 Gross         Gross      Estimated
                                                   Amortized   Unrealized    Unrealized     Market
                                                      Cost        Gains        Losses       Value
                                                   --------------------------------------------------
                                                               (In Thousands of Dollars)
US Government Agencies & Corporations                17,504          --          (552)      16,952
                                                   --------     ---------    --------     --------
                                                   $ 17,504       $  --       $  (552)    $ 16,952
                                                   ========     =========    ========     ========

                         VIRGINIA COMMERCE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

     Securities   available-for-sale   at  December  31,  1999  consist  of  the
following:

                                                                 Gross         Gross      Estimated
                                                   Amortized   Unrealized    Unrealized     Market
                                                      Cost        Gains        Losses       Value
                                                   --------------------------------------------------
                                                                (In Thousands of Dollars)

US Government Agencies & Corporations                28,278          4          (843)      27,439
Federal Reserve Bank stock                              391         --            --          391
Federal Home Loan Bank stock                            668         --            --          668
Community Bankers' Bank stock                            55         --            --           55
                                                   ---------     ------      -------      -------
                                                   $ 29,392       $  4        $ (843)    $ 28,553
                                                   =========     ======      =======      =======

     Securities held-to-maturity at December 31, 1999 consist of the following:

                                                                 Gross         Gross      Estimated
                                                   Amortized   Unrealized    Unrealized     Market
                                                      Cost        Gains        Losses       Value
                                                   --------------------------------------------------
                                                                (In Thousands of Dollars)

US Government Agencies & Corporations                17,772          --          (474)     17,298
                                                    -------      -------       ------     -------
                                                   $ 17,772       $  --       $  (474)   $ 17,298
                                                    =======      =======       ======     =======

3.   LOANS

     Major classifications of loans are summarized as follows:

                                                                   March 31,         December 31,
                                                                     2000                1999
                                                                 ------------       -------------
                                                                       (In Thousands of Dollars)

Commercial                                                            28,871           26,423
Real estate -1-4 family residential                                   28,329           23,892
Real estate -multifamily residential                                  12,949           14,540
Real estate -nonfarm, nonresidential                                 121,364          117,106
Real estate -acquisition, development and construction                23,001           17,238
Consumer                                                               6,558            6,968
                                                                   ----------       ----------
                                                                     221,072          206,167
Less unearned Income                                                    (572)            (567)
Less allowance for loan losses                                        (2,035)          (1,889)
                                                                   ----------       ----------
                                                                    $218,465          $203,711
                                                                   ==========       ==========

                         VIRGINIA COMMERCE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

4.   EARNINGS PER SHARE

     The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Weighted average number of shares for the period ending March 31, 1999 has been restated giving effect to a ten percent stock restructuring in May 1999.

                                         March 31, 2000                 March 31, 1999
                                         --------------                 --------------
                                                   Per Share                      Per Share
                                     Shares          Amount           Shares        Amount
                                   ---------       ---------        ---------     ---------
Basic earnings per share           1,968,985         $   .32        1,965,082       $   .26

Effect of dilutive securities:
  Stock options                       49,294                           50,942
  Warrants                            63,304                           63,560
                                  ----------                       ----------
Diluted earnings per share         2,081,583         $   .30        2,079,584       $   .25
                                  ==========         =======       ==========       =======


5.   Capital Requirements

     A comparison of the Company's capital as of March 31, 2000 with the minimum regulatory requirements is as follows:

                                                         Minimum
                                   Actual             Requirements
                                  --------           --------------
Total Risk-Based Capital            8.57%                 8.00 %
Tier 1Risk-Based Capital            7.73%                 4.00 %
Leverage Ratio                      6.51%                 4.00 %

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Forward-Looking Statements

Certain information contained in this discussion may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as "the Company expects," "the Company believes" or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

General

The following presents management's discussion and analysis of the consolidated financial condition and results of operations of Virginia Commerce Bancorp, Inc. and subsidiaries (the "Company") as of the dates and for the periods indicated (in thousand of dollars). This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto, and other financial data appearing elsewhere in this report. The Company is the parent bank holding company for Virginia Commerce Bank (the "Bank"), a Virginia state chartered bank that offers a full range of banking services through ten branch offices, principally to individuals and small to medium-size businesses in the Metropolitan Washington, D.C. area.

Results of operations

Total assets increased $18,413, or 6.5% from $282,575 at December 31, 1999 to $300,988 at March 31, 2000 as total deposits grew $12,093, or 5.0% from $243,044 to $255,137, and repurchase agreements increased $5,868, or 32.9% from $17,837 to $23,705 during the same period.

Loan demand was strong with total loans, net of allowance for loan losses, increasing $14,754, or 7.2% from $203,711 at December 31, 1999 to $218,465 at
March 31, 2000, and representing 85.6% of total deposits at March 31, 2000 compared to 83.8% at December 31, 1999. The growth in loans utilized the majority of funding sources during the three month period as cash and cash equivalents grew a modest $1,847 from $22,715 at December 31, 1999 to $24,562 at March 31, 2000, and securities increased $1,334, or 2.9% during the same period. Deposit growth included a $649 increase in non-interest bearing demand deposits, and an $11,444 increase in interest bearing deposits from $200,830 at December 31, 1999 to $212,274 at March 31, 2000.

Stockholders' equity grew $550 from $17,488 at December 31, 1999 to $18,038 at March 31, 2000 with earnings of $623 for the period offset by an increase in unrealized losses on available-for-sale securities of $73, net of tax.

Net income of $623 for the first quarter ending March 31, 2000, increased $110, or 21.5% compared to $513 for the same period in 1999, as net interest income increased $801, or 35.5%, and non-interest income increased $53 from $434 to $487, while non-interest expense grew $641, or 35.7%. Diluted earnings per share were $0.30 compared to $0.25, an increase of 20%.

Net Interest Income

Net interest income grew $801, or 35.5% from $2,258 during the first quarter 1999 to $3,059 for the three months ending March 31, 2000. Both growth in total average earning assets outstanding from $214,419 to $269,192, and in the net interest margin from 4.21% to 4.55% contributed to the increase.

The following table shows the average balance sheets for each of the three months ended March 31, 2000 and 1999. In addition, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, are shown. Loans placed on a non-accrual status are included in the average balances. Net loans fees included in interest income on loans totaled $111 and $96 for 2000 and 1999, respectively.

                                             2000                               1999
-------------------------------------------------------------------------------------------------
                                            Interest   Average               Interest   Average
                                 Average     Income    Yields     Average    Income-    Yields
 (Dollars in thousands)          Balance    Expense    /Rates     Balance    Expense    /Rates
-------------------------------------------------------------------------------------------------
ASSETS
-------------------------------------------------------------------------------------------------
Securities                      $ 46,976    $  735      6.26%    $ 51,398   $   788      6.13%
-------------------------------------------------------------------------------------------------
Loans, before allowance for
  losses                         213,335     4,775      8.95%     157,949     3,407      8.63%
-------------------------------------------------------------------------------------------------
Interest-bearing deposits
  with other banks                 2,418        35      5.79%          --        --        --
-------------------------------------------------------------------------------------------------
Federal funds sold                 6,463        92      5.69%       5,072        60      4.73%
-------------------------------------------------------------------------------------------------
Total Earning Assets            $269,192    $5,637      8.38%    $214,419    $4,255      7.94%
-------------------------------------------------------------------------------------------------
Non-earning assets                16,687                           14,162
-------------------------------------------------------------------------------------------------
TOTAL ASSETS                    $285,879                         $228,581
-------------------------------------------------------------------------------------------------
LIABILITIES AND
  STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------
Interest-bearing deposits       $206,374    $2,348      4.55%    $164,172    $1,828     4.45%
-------------------------------------------------------------------------------------------------
Fed Funds purchased,
  securities sold U/A to
  repurchase and other
  borrowed funds                  20,110       230      4.57%      16,494       169     4.10%
-------------------------------------------------------------------------------------------------
TOTAL INTEREST-BEARING
  LIABILITIES                   $226,484    $2,578      4.55%    $180,666    $1,997     4.42%
-------------------------------------------------------------------------------------------------
Demand deposits and other
  non-interest  bearing
  liabilities                     41,715                           31,900
-------------------------------------------------------------------------------------------------
TOTAL LIABILITIES
  STOCKHOLDERS' EQUITY          $268,199                         $212,566
-------------------------------------------------------------------------------------------------
Stockholders' equity              17,680                           16,015
-------------------------------------------------------------------------------------------------
Total Liabilities and           $285,879                         $228,581

-------------------------------------------------------------------------------------------------
Interest rate spread                                    3.83%                             3.52%
-------------------------------------------------------------------------------------------------
Net interest income and
  margin                                    $3,059      4.55%                  $2,258     4.21%
-------------------------------------------------------------------------------------------------

Allowance for Loan Losses / Provision for Loan Loss Expense

The provision for loan losses is based upon management's estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. For the three months ending March 31, 2000 charge-offs totaled $21 compared to $12 for the same period ending March 31, 1999. The provision for loan loss expense in the first three months of 2000 was $165 compared to $120 in 1999. The total allowance for loan losses of $2,035 at March 31, 2000 increased 7.7% from $1,889 at December 31, 1999, and increased $487, or 31.5% from March 31, 1999.

Management feels that the allowance for loan losses is adequate. There can be no assurance, however, that additional provisions for loan losses will not be required in the future, including in the event of changes in the economic assumptions underlying management's estimates and judgments, adverse developments in the economy, on a national basis or in the Company's market area, or changes in the circumstances of particular borrowers.

The Company generates a monthly analysis of the allowance for loan losses, with the objective of quantifying portfolio risk into a dollar figure of potential losses, thereby translating the subjective risk value into an objective number. Emphasis is placed on independent external loan reviews and monthly internal reviews. The determination of the allowance for loan losses is based on eight qualitative factors, applying appropriate weight to separate types or categories of loans. These factors include: levels and trends in delinquencies and non-accruals, trends in volumes and terms of loans, effects of any changes in lending policies, the experience, ability and depth of management, national and local economic trends and conditions, concentrations of credit, quality of the Company's loan review system, regulatory requirements, and the effect of competition.

The following schedule summarizes the changes in the allowance for loan losses:

                                          Three Months         Three Months         Twelve Months
                                             Ending               Ending               Ending
                                         March 31, 1999      December 31, 1999      March 31, 2000
                                        ---------------      -----------------     ----------------
                                                        (In Thousands of Dollars)

Allowance, at beginning of period               1,889                1,438               1,438
Provision charged against income                  165                  120                 480
Recoveries                                          2                    2                  11
Losses charged to reserve                         (21)                 (12)                (40)
                                             --------             --------           ---------
Allowance, at end of period                  $  2,035             $  1,548           $   1,889
                                             ========             ========           =========

Risk Elements and Non-performing Assets

Non-performing assets consist of non-accrual loans, impaired loans, restructured loans, and other real estate owned (foreclosed properties). The total non-performing assets and loans that are 90 days or more past due and still accruing interest decreased 20.5% from $317 at December 31, 1999 to $252 at March 31, 2000.

Loans are placed in non-accrual status when in the opinion of management the collection of additional interest is unlikely or a specific loan meets the criteria for non-accrual status established by regulatory authorities. No interest is taken into income on non-accrual loans. A loan remains on non-accrual status until the loan is current as to both principal and interest or the borrower demonstrates the ability to pay and remain current, or both.



Non-performing assets consist of the following:

                                                    March 31,         December 31,
                                                      2000               1999
                                                   ----------         ------------
                                                     (In Thousands of Dollars)

Non-accrual loans                                   $   123             $    106
Impaired loans                                          129                  143
                                                    -------             --------
  Total non-performing assets                           252                  249
Loans past due 90 days and still accruing                --                   68
   Total non-performing assets and loans
      past due 90 days and still accruing           $   252             $    317
                                                    =======             ========


The ratio of non-performing assets and loans past due 90 days and still accruing decreased from .11% at December 31, 1999 to .08% at March 31, 2000. This ratio is expected to remain at its low level relative to the Company's peers. This expectation is based on potential and identified problem loans on March 31, 2000. As of March 31, 2000, there were $307 of loans for which management has identified risk factors which could have the potential to impair repayment in accordance with their terms. These loans are primarily well-secured and currently performing.

Non-Interest Income

Non-interest income increased $53, or 12.2% from $434 for the three months ending March 31, 1999 to $487 for the same period ending March 31, 2000. Service charges and other fees grew $50, or 29.8% due to growth in deposit accounts while fees and net gains on loans held-for-sale increased only slightly from $255 during the first three months of 1999 to $261 for the three months ended March 31, 2000 as total originations of loans held-for sale declined from $13,454 to $9,614.

Non-Interest Expense

For the three months ending March 31, 2000, non-interest expense increased $641, or 35.7% compared to the same period in 1999. Salaries and benefits accounted for $350 of the total increase while occupancy expense increased $145 due to the addition of the Bank's ninth and tenth branch locations in March and July 1999. Data processing expenses grew $33, or 23.2% from $142 during the first three months of 1999 to $175 for the same period in 2000 due to growth in total deposit and loan accounts.

Provision for Income Taxes

The Company's income tax provisions are adjusted for non-deductible expenses and non-taxable interest after applying the U.S. federal income tax rate of 34%. Provision for income taxes totaled $265 and $323 for the three months ending March 31, 1999 and 2000, respectively.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and reports on Form 8-K

         a)  Exhibits

             11 Statement re: Computation of per share earnings (See Note 4) 27 Financial Data Schedule

         b)  Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 3, 2000             BY  /s/ Peter A. Converse
                                   ----------------------------------
                                   Peter A. Converse, President & CEO

Date:  May 3, 2000             BY  /s/ William K. Beauchesne
                                   --------------------------------
                                   William K. Beauchesne , Exec. Vice President
                                   & Chief Financial Officer