Form 10QSB
period 2000-06-30
VIRGINIA COMMERCE BANCORP INC
filed 2000-08-03
CIK 1099305

4

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               -------------


[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

For the transition period from ___________________ to ___________________


                         Commission file number 0-28635

                         VIRGINIA COMMERCE BANCORP, INC.

        (Exact Name of Small Business Issuer as Specified in its Charter)


          VIRGINIA                                     54-1964895
---------------------------                     ---------------------------

(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)


                   5350 LEE HIGHWAY, ARLINGTON, VIRGINIA 22207

                    (Address of Principal Executive Offices)

                                  703-534-0700

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 15, 2000:

                      Common stock, $1 par value--2,165,687

                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                         VIRGINIA COMMERCE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                         (Unaudited)             (Audited)
                                                            June 30,             December 31,
ASSETS:                                                       2000                  1999
                                                       ----------------          ------------

    Cash and due from banks                                 $   14,017            $   10,758
    Interest-bearing deposits with other banks                      --                 5,000
    Securities available-for-sale (at market value)             32,815                28,553
    Securities held-to-maturity (market value of
        $16,723 and $17,298)                                    17,285                17,772
    Federal funds sold                                              --                 6,957
    Loans held-for-sale                                          5,125                 1,460
    Loans, net of allowance for loan
         losses of $2,192 and $1,889                           245,733               203,711
    Bank premises and equipment, net                             5,700                 5,719
    Accrued interest receivable                                  1,674                 1,306
    Other assets                                                 1,598                 1,339
                                                          ------------          ------------
          TOTAL ASSETS                                       $ 323,947             $ 282,575
                                                             =========             =========

LIABILITIES:

Deposits

    Non-interest bearing                                    $   54,430            $   42,214
    Interest-bearing                                           220,695               200,830
                                                               -------               -------
          TOTAL DEPOSITS                                       275,125               243,044
Repurchase agreements                                           22,865                17,837
Other borrowed funds                                             5,900                 2,900
Other liabilities                                                1,176                 1,306
                                                          ------------          ------------
         TOTAL LIABILITIES                                     305,066               265,087
                                                            ----------            ----------

STOCKHOLDERS' EQUITY:

    Preferred stock; $5 par, 1,000,000 shares
     authorized of which none have been issued         $            --            $       --
    Common stock; $1 par, 5,000,000 shares
     authorized; 2,165,687 and 1,968,985
     issued and outstanding                                      2,166                 1,969
    Surplus                                                     13,648                11,091
    Retained earnings                                            3,686                 4,982
    Accumulated other comprehensive income (loss),
       net of tax                                                (619)                 (554)
                                                          ------------         -------------
          TOTAL STOCKHOLDERS' EQUITY                            18,881                17,488
                                                            ----------          ------------
          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                            $  323,947            $  282,575
                                                            ==========            ==========


Notes to financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                          Three Months Ended      Six Months Ended
                                                               June 30,                  June 30,
                                                         2000       1999           2000       1999
                                                         ----       ----           ----       ----

INTEREST INCOME:
Interest and fees on loans                            $  5,354   $  3,752     $  10,128     $  7,160
Interest on investment securities                          813        698         1,548        1,486
Interest on federal funds sold                              61         82           153          141
Interest on deposits with other banks                      --          --            35           --
                                                     ---------  ---------       ---------   --------
   Total Interest Income                                 6,228      4,532        11,864        8,787

INTEREST EXPENSE:
Deposits                                                 2,569      1,928       $  4,917    $  3,756
Repurchase agreements                                      265        132            442         288
Other borrowings                                            57         15            109          29
                                                     --------- ----------       --------    --------
   Total Interest Expense                                2,891      2,075          5,468       4,073
                                                       -------   --------       --------     -------
   Net Interest Income                                   3,337      2,457          6,396       4,714

PROVISION FOR LOAN LOSSES:                                 165        120            330         240
                                                     ---------  ---------       --------     -------
   Net Interest Income After
     Provision for Loan Losses                           3,172      2,337          6,066       4,474

OTHER INCOME:
Service charges and other fees                             264        153            482         322
Fees and net gains on loans held-for-sale                  389        352            650         607
Other                                                        8          7             16          17
                                                      --------  ---------       --------     -------
   Total Other Income                                      661        512          1,148         946

OTHER EXPENSES:
Salaries and employee benefits                           1,408      1,151          2,737       2,131
Occupancy expense                                          474        363            951         695
Data processing expense                                    177        146            352         288
Other operating expense                                    504        411            958         751
                                                      --------   --------        -------     -------
   Total Other Expenses                                  2,563      2,071          4,998       3,865
                                                       -------    -------         ------      ------
    Income Before Income Taxes                           1,270        778          2,216       1,555
Applicable Income Taxes                                    432        266            756         531
                                                      --------  ---------         ------     -------
NET INCOME                                              $  838   $    512        $ 1,460     $ 1,024
                                                        ======   ========        =======     =======
 EARNINGS PER COMMON SHARE, BASIC                          .39        .24            .67         .47
 EARNINGS PER COMMON SHARE, DILUTED                        .36        .22            .63         .44



Notes to financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the six months ended June 30, 2000 and 1999
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                                                             Accumulated
                                                                                                Other
                                              Preferred    Common                 Retained   Comprehensive    Comprehensive
                                                Stock       Stock     Surplus     Earnings   Income (Loss)         Income     Total
                                                -----       -----     -------     --------   -------------         ------     -----

Balance, January 1, 1999                     $     --   $   1,787    $ 11,240      $ 2,820   $      (15)                   $ 15,832
Comprehensive Income:
   Net Income                                      --          --          --        1,024                         $1,024     1,024
   Other comprehensive income, net of tax
     Unrealized holding losses on
     securities available-for-sale arising
     during the period (net of tax of $204)                                                                         (400)        --
                                                                                                                   -----
   Other comprehensive income, net of tax          --          --          --           --          (400)           (400)      (400)
                                                                                                                   -----
   Total comprehensive income                      --          --          --           --            --          $  624         --
                                                                                                                 =======
Capital restructure                                --         179        (179)          --            --              --         --
       --
Cash paid in lieu of fractional shares             --          --          --           (3)           --              --         (3)
          --
Stock options exercised                            --           3          30           --            --              --          33
             --
Balance, June 30, 1999                       $     --      $1,969    $ 11,091      $ 3,841   $      (415)                   $ 16,486
                                               ======      ======     ========     =======     =========                    ========




                                                                                          Accumulated
                                                                                             Other
                                            Preferred   Common                 Retained   Comprehensive     Comprehensive
                                                Stock    Stock     Surplus     Earnings   Income (Loss)         Income         Total
                                                -----    -----     -------     --------   -------------         ------         -----


Balance, January 1, 2000                      $    --  $1,969     $ 11,091      $ 4,982         $ (554)                     $ 17,488
Comprehensive Income:
   Net Income                                      --       --          --        1,460                        $ 1,460         1,460
   Other comprehensive income, net of tax
     Unrealized holding losses on
     securities available-for-sale arising
     during the period (net of tax of $34)                                                                        (65)           --
                                                                                                                  ----
   Other comprehensive income, net of tax          --       --          --           --            (65)           (65)          (65)
                                                                                                                  ----
   Total comprehensive income                      --       --          --           --              --        $ 1,395
                                                                                                              ========
Issuance of common stock-
   10% stock dividend                              --      197       2,557      (2,754)              --             --            --
Cash paid in lieu of fractional shares             --       --          --          (2)              --             --           (2)
Balance, June  30, 2000                           $--   $2,166    $ 13,648      $ 3,686         $ (619)                     $ 18,881
                                              =======   ======    ========      =======         =======                     ========

Notes to financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                                                 Six Months Ended
                                                                                      June 30,
                                                                                2000           1999
                                                                               -----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Income                                                             $     1,460    $    1,024
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                                383           276
     Provision for loan losses                                                    330           240
     Deferred tax expense                                                       (108)           (47)
     Amortization of security premiums and accretion of discounts                  17            43
     Changes in other assets and other liabilities:
       (Increase) decrease in accrued interest receivable                       (367)             4
       (Increase) in other assets                                               (122)          (124)
       (Decrease) in other liabilities                                            (7)          (285)
                                                                          -----------  -------------
          Net Cash Provided by Operating Activities                       $     1,586    $    1,131
                                                                          ----------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Net (increase) in loans                                                   (42,351)       (23,719)
   Origination of loans held-for-sale                                        (20,485)       (29,791)
   Sale of loans                                                               16,820        27,448
   Purchase of securities available-for-sale                                  (5,001)         (172)
   Proceeds from principal payments on securities available-for-sale              631           564
   Proceeds from principal payments on securities held-to-maturity                478         1,391
   Proceeds from calls and maturities of securities held to maturity               --        10,000
   Purchase of bank premises and equipment                                      (360)          (831)
                                                                       --------------    ----------
          Net Cash (Used In) Investing Activities                         ($  50,268)    ($  15,110)
                                                                          -----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net increase in deposits                                               $    31,958     $ 33,286
   Net increase (decrease) in repurchase agreements                             5,028       (1,799)
   Net increase in other borrowed funds                                         3,000           --
   Net proceeds from issuance of capital stock                                     --           33
   Cash paid in lieu of fractional shares                                         (2)           (3)
                                                                         -------------   ----------
          Net Cash Provided by Financing Activities                       $    39,984    $  31,517
                                                                          -----------    ----------

          Net (Decrease) Increase In Cash and Cash Equivalents                (8,698)       17,538
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                22,715       11,252
                                                                          -----------   -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                 $    14,017    $  28,790
                                                                          ===========    ==========


Notes to financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    GENERAL

      The accompanying unaudited consolidated financial statements of Virginia Commerce Bancorp, Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consistently of a normal and recurring nature considered necessary to present fairly the financial positions as of June 30, 2000 and December 31, 1999, the results of operations for the three and six months ended June 30, 2000 and 1999, and statements of cash flows and stockholders' equity for the six months ended June 30, 2000 and 1999.

      Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

2.    INVESTMENT SECURITIES

      Amortized cost and carrying amount (estimated market value) of securities available-for-sale are summarized as follows:




                                                                    June  30, 2000
                                                  ---------------------------------------------------
                                                                    Gross          Gross    Estimated
                                                   Amortized   Unrealized     Unrealized       Market
                                                        Cost        Gains         Losses        Value
                                               ------------------------------------------------------
                                                                (In Thousands of Dollars)

US Government Agencies & Corporations                32,639            --          (938)      31,701
Federal Reserve Bank stock                              392            --             --         392
Federal Home Loan Bank stock                            667            --             --         667
Community Bankers' Bank stock                            55            --             --          55
                                                   --------       -------         ------    --------
                                                   $33,753        $    --         $ (938)    $32,815
                                                   ========       =======         ======    -=======


    Amortized cost and estimated market value of securities held-to-maturity are summarized as follows:


                                                                 June 30, 2000
                                                 ----------------------------------------------------
                                                                    Gross          Gross    Estimated
                                                   Amortized   Unrealized     Unrealized       Market
                                                        Cost        Gains         Losses        Value
                                               ------------------------------------------------------
                                                                (In Thousands of Dollars)
US Government Agencies & Corporations                17,285            --          (562)      16,723
                                                   --------        ------       --------    --------
                                                   $ 17,285         $  --       $  (562)    $ 16,723
                                                   ========         =====       ========    ========

                         VIRGINIA COMMERCE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

    Securities available-for-sale at December 31, 1999 consist of the following:


                                                                    Gross          Gross    Estimated
                                                   Amortized   Unrealized     Unrealized       Market
                                                        Cost        Gains         Losses        Value
                                               -------------  -------------  ------------   ---------
                                                                (In Thousands of Dollars)

US Government Agencies & Corporations                28,279             4           (843)     27,440
Federal Reserve Bank stock                              391            --             --         391
Federal Home Loan Bank stock                            667            --             --         667
Community Bankers' Bank stock                            55            --             --          55
                                                  ---------        ------        -------    --------
                                                 $   29,392       $     4       $   (843)  $  28,553
                                                  =========        --====        =======    ========



    Securities held-to-maturity at December 31, 1999 consist of the following:

                                                                    Gross          Gross    Estimated
                                                   Amortized   Unrealized     Unrealized       Market
                                                        Cost        Gains         Losses        Value
                                               -------------  -------------   -----------   ---------
                                                                (In Thousands of Dollars)

US Government Agencies & Corporations                17,772            --          (474)      17,298
                                                   --------        ------       --------    --------
                                                  $  17,772       $    --     $    (474)   $  17,298
                                                   ========        -=====       ========    ========



3.  LOANS

    Major classifications of loans are summarized as follows:

                                                                 June 30,          December 31,
                                                                   2000               1999
                                                             ---------------       -------------
                                                                    (In Thousands of Dollars)

Commercial                                                            32,187               26,423
Real estate -1-4 family residential                                   31,772               23,892
Real estate -multifamily residential                                  12,793               14,540
Real estate -nonfarm, nonresidential                                 132,326              117,106
Real estate -acquisition, development and construction                32,764               17,238
Consumer                                                               6,746                6,968
                                                                  ----------           ----------
                                                                     248,588              206,167
Less unearned-income                                                    (663)                (567)
Less allowance for loan losses                                        (2,192)              (1,889)
                                                                  ----------           ----------
                                                                $    245,733         $    203,711
                                                                  ==========           ==========

                         VIRGINIA COMMERCE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

4.     EARNINGS PER SHARE

       The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. The weighted average number of shares for the period ending June 30, 2000 and 1999 have been restated giving effect to a ten percent stock restructuring in May 1999 and a ten percent stock dividend in May 2000.




                                                        June 30, 2000                     June  30, 1999
                                                        -------------                     --------------
                                                                  Per Share                          Per Share
                                                    Shares          Amount               Shares        Amount
                                                    ------          ------               ------        ------

Basic earnings per share                         2,165,687        $    .67            2,163,097      $    .47

Effect of dilutive securities:
  Stock options                                     66,822                               63,450
  Warrants                                          74,539                               75,789
                                                ----------                           ----------
Diluted earnings per share                       2,307,048        $    .63            2,302,335      $    .44
                                                 =========         =======            =========       =======




5.     CAPITAL REQUIREMENTS

       A  comparison  of the  Company's   and  its   wholly-owned  subsidiary's,
       Virginia Commerce Bank (the "Bank") capital as of June 30, 2000 with the minimum regulatory guidelines is as follows:



                                                                          Minimum           Minimum to Be
                                                 Actual                 Guidelines          "Well-Capitalized"
                                                 ------                 ----------          ------------------

Total Risk-Based Capital:

     Company                                       8.08%                 8.00 %                       --
      Bank                                        10.15%                 8.00 %                    10.00%
Tier 1Risk-Based Capital:
      Company                                      7.26%                 4.00 %                       --
       Bank                                        7.28%                 4.00 %                     6.00%

Leverage Ratio

      Company                                      6.32%                 4.00 %                       --
      Bank                                         6.33%                 4.00 %                     5.00%


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

Results of operations

Total assets increased $41,372, or 14.6% from $282,575 at December 31, 1999 to $323,947 at June 30, 2000 as total deposits grew $32,081, or 13.2% from $243,044 to $275,125, and repurchase agreements increased $5,028, or 28.2% from $17,837 to $22,865 during the same period.

Loan demand was strong with total loans, net of allowance for loan losses, increasing $42,022, or 20.6% from $203,711 at December 31, 1999 to $245,733 at
June 30, 2000, and representing 89.3% of total deposits at June 30, 2000 compared to 83.8% at December 31, 1999. The growth in loans utilized the majority of funding sources during the six month period as cash and cash equivalents declined $8,698 from $22,715 at December 31, 1999 to $14,017 at June 30, 2000. Deposit growth included a $12,216 increase in non-interest bearing demand deposits, a $3,706 increase in savings and interest bearing demand deposits, and a $16,160 increase in time deposits from $113,107 at December 31, 1999 to $129,267 at June 30, 2000.

Stockholders' equity grew $1,393 from $17,488 at December 31, 1999 to $18,881 at June 30, 2000 with earnings of $1,460 for the period slightly offset by an increase in unrealized losses on available-for-sale securities of $65, net of tax. The total number of common shares outstanding increased 196,702 due to a ten percent stock dividend paid on May 26, 2000.

Net income of $838 for the second quarter ending June 30, 2000, increased $326, or 63.7% compared to $512 for the same period in 1999. For the six months ending June 30, 2000 net income of $1,460 increased 42.6% compared to $1,024 for the six months ending June 30, 1999. Diluted earnings per share of $0.36 and $0.63 for the second quarter and six months ending June 30, 2000 respectively, were up $0.14 and $0.19 from the comparable periods in 1999.

Net Interest Income

Net interest income grew $1,682 or 35.7% from $4,714 for the six months ending June 30, 1999 to $6,396 for the same period ending June 30, 2000. Growth in total average earning assets outstanding from $220,212 to $279,191, and a thirty basis points increase in the net interest margin from 4.28% to 4.58% contributed to the increase. Contributions to the increase in the net interest margin included a higher percentage of loans to total earning assets and higher loan yields due to increases in the prime rate.

The following table shows the average balance sheets for each of the six months ended June 30, 2000 and 1999. In addition, the amounts of interest earned on earning assets, with related tax-equivalent yields, and interest expense on interest-bearing liabilities, with related rates, are shown. Loans placed on a non-accrual status are included in the average balances. Net loans fees included in interest income on loans totaled $284 and $185 for 2000 and 1999, respectively.

                                             2000                               1999
------------------------------------------------------------------------------------------------
                                                      Average                            Average
                               Average     Interest   eYields     Average     Interest   nYields
   (Dollars in thousands)       Balance    Income-Exp  /Rates     Balance    Income-Expe  /Rates
------------------------------------------------------------------------------------------------
Securities                      $ 49,082    $ 1,548     6.31%     $ 48,664    $ 1,486     6.11%
------------------------------------------------------------------------------------------------
Loans, before allowance for      223,692     10,128     9.06%      165,573      7,160     8.65%
  losses
------------------------------------------------------------------------------------------------
Interest-bearing deposits          1,209         35     5.79%           --          --      --
------------------------------------------------------------------------------------------------
Federal funds sold                 5,208        153     5.88%        5,975         141    4.72%
------------------------------------------------------------------------------------------------
Total Earning Assets            $279,191    $11,864     8.50%     $220,212      $8,787    7.98%
------------------------------------------------------------------------------------------------
Non-earning assets                17,607                            14,737
------------------------------------------------------------------------------------------------
TOTAL ASSETS                    $296,798                          $234,949
------------------------------------------------------------------------------------------------
Interest-bearing deposits       $211,075     $4,917     4.66%     $169,073     $3,756     4.44%
------------------------------------------------------------------------------------------------
Fed Funds purchased,
  securities sold U/A to
  repurchase and other
  borrowed funds                  23,146        551     4.76%       15,576        317     4.07%
------------------------------------------------------------------------------------------------
TOTAL INTEREST-BEARING          $234,221     $5,468     4.67%     $184,649     $4,073     4.41%
LIABILITIES
------------------------------------------------------------------------------------------------
Demand deposits and other
  non-interest  bearing
  liabilities                     44,531                            34,068
------------------------------------------------------------------------------------------------
TOTAL LIABILITIES               $278,752                          $218,717
------------------------------------------------------------------------------------------------
Stockholders' equity              18,046                            16,232
------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND           $296,798                          $234,949
------------------------------------------------------------------------------------------------
Interest rate spread                                    3.83%                             3.57%
------------------------------------------------------------------------------------------------
Net interest income and                     $6,396      4.58%                  $4,714     4.28%
  margin
------------------------------------------------------------------------------------------------

Allowance for Loan Losses / Provision for Loan Loss Expense

The provision for loan losses is based upon management's estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. For the six months ending June 30, 2000 charge-offs totaled $29 compared to $14 for the same period ending June 30, 1999. The provision for loan loss expense in the first six months of 2000 was $330 compared to $240 in 1999. The total allowance for loan losses of $2,192 at June 30, 2000 increased 16.1% from $1,889 at December 31, 1999, and increased $519, or 31.0% from $1,673 at June 30, 1999.

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

The following schedule summarizes the changes in the allowance for loan losses:

                                              Six Months         Six Months             Twelve Months
                                               Ending             Ending                    Ending
                                           June 30, 2000       June 30, 1999         December 31, 1999
                                           -------------       -------------         -----------------
                                                           (In Thousands of Dollars)

Allowance, at beginning of period                     1,889                1,438               1,438
Provision charged against income                        330                  240                 480
Recoveries                                                2                    9                  11
Losses charged to reserve                               (29)                 (14)                (40)
                                                -----------          -----------         -----------
Allowance, at end of period                        $  2,192             $  1,673           $   1,889
                                                ===========          ===========         ===========


Risk Elements and Non-performing Assets

Non-performing assets consist of non-accrual loans, impaired loans, restructured loans, and other real estate owned (foreclosed properties). The total non-performing assets and loans that are 90 days or more past due and still accruing interest decreased 28.1% from $317 at December 31, 1999 to $228 at June 30, 2000.

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

Non-performing assets consist of the following:

                                                    June 30,        December 31,
                                                      2000               1999
                                                    ---------         ----------
                                                      (In Thousands of Dollars)

Non-accrual loans                                   $    99             $    106
Impaired loans                                          122                  143
                                                   --------            ---------
  Total non-performing assets                           221                  249
Loans past due 90 days and still accruing                 7                   68
   Total non-performing assets and loans
      past due 90 days and still accruing           $   228             $    317
                                                    =======             ========

The ratio of non-performing assets and loans past due 90 days and still accruing decreased from .11% at December 31, 1999 to .07% at June 30, 2000. This ratio is expected to remain at its low level relative to the Company's peers. This expectation is based on potential and identified problem loans on June 30, 2000. As of June 30, 2000, performing loans as to which information known to management causes it to have serious doubts as to the ability of the borrower to comply with the present repayment terms totaled $425. These loans are primarily well-secured and currently performing.

Non-Interest Income

Non-interest income increased $149, or 29.1% from $512 for the three months ending June 30, 1999 to $661 for the three months ending June 30, 2000. For the six months ending June 30, 2000 non-interest income increased $202, or 21.4% to $1,148 from $946 for the same period ending June 30, 1999. Service charges and other fees grew $111 and $160 for the three months and six months ending June 30, 2000 compared to the same periods in 1999 due to continued growth in deposit accounts, while fees and net gains on loans held-for-sale experienced slightly smaller increases of $37 and $43 over the same periods.

Non-Interest Expense

For the three months ending June 30, 2000, non-interest expense increased $492, or 23.7% compared to the same period in 1999, and increased $1,133, or 29.3% to $4,998 for the six months ending June 30, 2000 from $3,865 for the six months ending June 30, 1999. Salaries and benefits for the three months and six month periods ending June 30 accounted for $257 and $606, or greater than 50.0% of the total increases in non-interest expense while occupancy expense increased $111 and $256 for the same periods, respectively. Most of the increases in both salaries and benefits and occupancy expenses are attributable to the addition of the Bank's ninth and tenth branch locations in March and July 1999.

Provision for Income Taxes

The Company's income tax provisions are adjusted for non-deductible expenses and non-taxable interest after applying the U.S. federal income tax rate of 34%. Provision for income taxes totaled $531 and $756 for the six months ending June 30, 1999 and 2000, respectively.

Liquidity

Liquidity is a measure of the ability to generate and maintain sufficient cash flows to fund operations and to meet financial obligations to depositors and borrowers promptly and in a cost-effective manner. Liquidity sources are provided through cash and due from banks, securities available for sale, federal funds sold, loans held-for-sale and loans and other investment securities maturing within one year. These liquidity sources totaled $113,962 and $95,205 at June 30, 2000 and December 31, 1999, respectively.

Additional sources of liquidity available to the Company include the capacity to borrow funds through established lines of credit with correspondent banks, and the Federal Home Loan Bank of Atlanta. Available funds from these liquidity sources were approximately $40,058 and $39,383 at June 30, 2000 and December 31, 1999, respectively.

The Company's liquidity position is actively managed on a daily basis and monitored regularly by the Asset/Liability Management Committee (ALCO).

Capital

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Company's capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

The capital position of the Company and its wholly-owned subsidiary, Virginia Commerce Bank (the "Bank) continues to exceed regulatory requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 capital, risk-based capital and leverage ratio. Tier I capital consists of common and qualifying preferred shareholders' equity less goodwill. Risk-based capital consists of Tier I capital qualifying subordinated debt and a portion of the allowance for loan losses. Risk-based capital ratios are calculated with reference to risk-weighted assets. The leverage ratio compares Tier 1 capital to total average assets.

The Company's Tier I capital ratio was 7.26% at June 30, 2000, compared to 8.16% at December 31, 1999 while the Bank's Tier I capital ratio was 7.28% compared to 8.17%, respectively. The Company's risk-based capital ratio was 8.08% at June 30, 2000, compared to 9.01% at December 31, 1999, while the Bank's risk-based capital ratio was unchanged at 10.15% on June 30, 2000 and December 31, 1999.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders

          On April 26, 2000, the annual meeting of shareholders of the Company was held for the purpose of electing (8) directors to serve until the next annual meeting and until their successors are duly elected and qualified. No other matters were brought forth for vote. The name of each director elected at the meeting, all of which were currently directors, are set forth below.

         Leonard Adler
         Peter A. Converse
         Frank L. Cowles, Jr.
         W. Douglas Fisher
         David M. Guernsey
         Robert H. L'Hommedieu
         Norris E. Mitchell
         Arthur L. Walters


Item 5. Other Information - None

Item 6. Exhibits and reports on Form 8-K

a)  Exhibits

      11    Statement re: Computation of per share earnings (See Note 4)
      27    Financial Data Schedule (filed electronically only)

b) Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 2, 2000                      BY /s/ PETER A. CONVERSE
                                              ---------------------------------
                                              Peter A. Converse, President & CEO


Date:  August 2, 2000                      BY /s/ WILLIAM K. BEAUCHESNE
                                              ---------------------------------
                                              William K. Beauchesne , Treasurer
                                              & Chief Financial Officer