Form 10KSB/A
period 1999-12-31
VIRGINIA COMMERCE BANCORP INC
filed 2000-10-19
CIK 1099305

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB/A

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

Dated:  October 18, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Name                              Capacity                           Date

/s/ Leonard Adler
-----------------------------              Director                                    October 18, 2000
Leonard Adler


/s/ Peter A. Converse                      President and Chief Executive               October 18, 2000
-----------------------------              Officer (Principal Executive Officer)
Peter A. Converse

/s/ Frank L. Cowles, Jr.
-----------------------------              Director                                    October 18, 2000
Frank L. Cowles, Jr.


/s/ W. Douglas Fisher                      Chairman of the Board of Directors          October 18, 2000
-----------------------------
W. Douglas Fisher


/s/ David M. Guernsey                      Vice Chairman of the Board of Directors     October 18, 2000
-----------------------------
David M. Guernsey

/s/ Robert H. L'Hommedieu
-----------------------------              Director                                    October 18, 2000
Robert H. L'Hommedieu

/s/ Norris E. Mitchell
-----------------------------              Director                                    October 18, 2000
Norris E. Mitchell

/s/ Arthur L. Walters
-----------------------------              Director                                    October 18, 2000
Arthur L. Walters


/s/ William K. Beauchesne                  Treasurer and Chief Financial Officer       October 18, 2000
-------------------------                  (Principal Financial and Accounting Officer)
William K. Beauchesne