Form 10QSB
period 2000-09-30
VIRGINIA COMMERCE BANCORP INC
filed 2000-11-08
CIK 1099305

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                               ------------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


                                  703-534-0700
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
              (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X . No    .
                                                              ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 7, 2000:


                      Common stock, $1 par value--2,165,687

                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                         VIRGINIA COMMERCE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                                                     (Unaudited)                (Audited)
                                                                                     September 30,             December 31,
                                                                                         2000                      1999
                                                                                    --------------            -------------
ASSETS:
    Cash and due from banks                                                            $  15,236                $  10,758
    Interest-bearing deposits with other banks                                                --                    5,000
    Securities available-for-sale (at market value)                                       32,359                   28,553
    Securities held-to-maturity (market value of
        $17,388 and $17,298)                                                              17,718                   17,772
    Federal funds sold                                                                        --                    6,957
    Loans held-for-sale                                                                    5,381                    1,460
    Loans, net of allowance for loan
         losses of $2,482 and $1,889                                                     273,238                  203,711
    Bank premises and equipment, net                                                       5,609                    5,719
    Accrued interest receivable                                                            2,272                    1,306
    Other assets                                                                           1,601                    1,339
                                                                                       ---------                ---------
          TOTAL ASSETS                                                                 $ 353,414                $ 282,575
                                                                                       =========                =========

LIABILITIES:
Deposits
    Non-interest bearing                                                               $  58,339                $  42,214
    Interest-bearing                                                                     243,772                  200,830
                                                                                       ---------                ---------
          TOTAL DEPOSITS                                                                 302,111                  243,044
Repurchase agreements                                                                     23,766                   17,837
Other borrowed funds                                                                       5,900                    2,900
Other liabilities                                                                          1,567                    1,306
                                                                                       ---------                ---------
         TOTAL LIABILITIES                                                               333,344                  265,087
                                                                                       ---------                ---------

STOCKHOLDERS' EQUITY:
    Preferred stock; $5 par, 1,000,000 shares
     authorized of which none have been issued                                         $      --                $      --
    Common stock; $1 par, 5,000,000 shares
     authorized; 2,165,687 and 1,968,985
     issued and outstanding                                                                2,166                    1,969
    Surplus                                                                               13,648                   11,091
    Retained earnings                                                                      4,657                    4,982
    Accumulated other comprehensive income (loss),
       net of tax                                                                           (401)                    (554)
                                                                                       ---------                ---------
          TOTAL STOCKHOLDERS' EQUITY                                                      20,070                   17,488
                                                                                       ---------                ---------
          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                                                       $ 353,414                $ 282,575
                                                                                       =========                =========

Notes to financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                                          Three Months Ended                  Nine Months Ended
                                                                             September 30,                       September 30,
                                                                        2000              1999              2000              1999
                                                                       -------           -------           -------           -------
INTEREST INCOME:
Interest and fees on loans                                             $ 6,150           $ 3,948           $16,279           $11,109
Interest on investment securities                                          822               641             2,370             2,126
Interest on federal funds sold                                             110               211               263               352
Interest on deposits with other banks                                       --                --                35                --
                                                                       -------           -------           -------           -------
   Total Interest Income                                                 7,082             4,800            18,947            13,587

INTEREST EXPENSE:
Deposits                                                                 3,079             2,067             7,996             5,823
Repurchase agreements                                                      298               118               740               406
Other borrowings                                                           123                15               233                43
                                                                       -------           -------           -------           -------

   Total Interest Expense                                                3,500             2,200             8,969             6,272
                                                                       -------           -------           -------           -------

   Net Interest Income                                                   3,582             2,600             9,978             7,315

PROVISION FOR LOAN LOSSES:                                                 290               120               620               360
                                                                       -------           -------           -------           -------

   Net Interest Income After
     Provision for Loan Losses                                           3,292             2,480             9,358             6,955

OTHER INCOME:
Service charges and other fees                                             250               175               732               496
Fees and net gains on loans held-for-sale                                  452               352             1,102               959
Other                                                                        7                 7                24                25
                                                                       -------           -------           -------           -------
   Total Other Income                                                      709               534             1,858             1,480

OTHER EXPENSES:
Salaries and employee benefits                                           1,391             1,172             4,128             3,302
Occupancy expense                                                          482               449             1,433             1,144
Data processing expense                                                    192               160               545               448
Other operating expense                                                    463               390             1,421             1,143
                                                                       -------           -------           -------           -------

   Total Other Expenses                                                  2,528             2,171             7,527             6,037
                                                                       -------           -------           -------           -------

    Income Before Income Taxes                                           1,473               843             3,689             2,398
Applicable Income Taxes                                                    502               285             1,258               815
                                                                       -------           -------           -------           -------

NET INCOME                                                             $   971           $   558           $ 2,431           $ 1,583
                                                                       =======           =======           =======           =======

 EARNINGS PER COMMON SHARE, BASIC                                          .45               .26              1.12               .73
 EARNINGS PER COMMON SHARE, DILUTED                                        .42               .24              1.05               .69


Notes to financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the nine months ended September 30, 2000 and 1999
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                                                          Accumulated
                                                                                                Other
                                                Preferred   Common             Retained  Comprehensive  Comprehensive
                                                    Stock    Stock   Surplus   Earnings  Income (Loss)         Income        Total
                                                    -----    -----   -------   --------  -------------         ------        -----
Balance, January 1, 1999                             $ --   $1,787   $11,240    $ 2,820         $ (15)                     $15,832
Comprehensive Income:
   Net Income                                          --       --        --      1,583                        $1,583        1,583
   Other comprehensive income, net of tax
     Unrealized holding losses on
     securities available-for-sale arising
     during the period (net of tax of $228)                                                                      (443)          --
                                                                                                               ------
   Other comprehensive income, net of tax              --       --        --         --          (443)           (443)        (443)
                                                                                                               ------
   Total comprehensive income                          --       --        --         --            --          $1,140           --
                                                                                                               ======
Capital restructure                                    --      179      (179)        --            --              --           --
Cash paid in lieu of fractional shares                 --       --        --         (3)           --              --           (3)
Stock options exercised                                --        3        30         --            --              --           33
Balance, September 30, 1999                          $ --   $1,969   $11,091    $ 4,400         $(458)                     $17,002
                                                     ====   ======   =======    =======         ======                     =======

                                                                                          Accumulated
                                                                                                Other
                                                Preferred   Common             Retained  Comprehensive  Comprehensive
                                                    Stock    Stock   Surplus   Earnings  Income (Loss)         Income        Total
                                                    -----    -----   -------   --------  -------------         ------        -----
Balance, January 1, 2000                             $ --   $1,969   $11,091    $ 4,982         $(554)                     $17,488
Comprehensive Income:
   Net Income                                          --       --        --      2,431                        $2,431        2,431
   Other comprehensive income, net of tax
     Unrealized holding losses on
     securities available-for-sale arising
     during the period (net of tax of $79)                                                                        153           --
                                                                                                               ------
   Other comprehensive income, net of tax              --       --        --         --           153             153          153
                                                                                                               ------
   Total comprehensive income                          --       --        --         --            --          $2,584
                                                                                                               ======
Issuance of common stock-
   10% stock dividend                                  --      197     2,557     (2,754)           --              --           --
Cash paid in lieu of fractional shares                 --       --        --         (2)           --              --           (2)
Balance, September  30, 2000                         $ --   $2,166   $13,648    $ 4,657         $(401)                     $20,070
                                                     ====   ======   =======    =======         ======                     =======


Notes to financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)


                                                                                                           Nine Months Ended
                                                                                                              September 30,
                                                                                                         2000                1999
                                                                                                        ------              ------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                                          $  2,431            $  1,583
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                                                          593                 454
     Provision for loan losses                                                                              620                 360
     Deferred tax expense                                                                                  (219)                (47)
     Amortization of security premiums and accretion of discounts                                            22                  58
     Changes in other assets and other liabilities:
       (Increase) in accrued interest receivable                                                           (966)               (284)
       (Increase) in other assets                                                                          (128)               (132)
       Increase (Decrease) in other liabilities                                                             260                (132)
                                                                                                       --------            --------
          Net Cash Provided by Operating Activities                                                    $  2,613            $  1,860
                                                                                                       --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) in loans                                                                              (70,147)            (36,370)
   Origination of loans held-for-sale                                                                   (37,037)            (41,499)
   Sale of loans                                                                                         33,117              40,209
   Purchase of securities available-for-sale                                                             (6,486)               (172)
   Purchase of securities held-to-maturity                                                                 (743)                 --
   Proceeds from principal payments on securities available-for-sale                                        900               1,048
   Proceeds from principal payments on securities held-to-maturity                                          786               1,837
   Proceeds from calls and maturities of securities available-for-sale                                    2,000                  --
   Proceeds from calls and maturities of securities held to maturity                                         --              10,000

   Purchase of bank premises and equipment                                                                 (476)             (1,247)
                                                                                                       --------            --------
          Net Cash (Used In) Investing Activities                                                      ($78,086)           ($26,194)
                                                                                                       --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                                            $ 59,067            $ 45,146
   Net increase (decrease) in repurchase agreements                                                       5,929              (1,856)
   Net increase in other borrowed funds                                                                   3,000                  --
   Net proceeds from issuance of capital stock                                                               --                  33
   Cash paid in lieu of fractional shares                                                                    (2)                 (3)
                                                                                                       --------            --------
          Net Cash Provided by Financing Activities                                                    $ 67,994            $ 43,320
                                                                                                       --------            --------

          Net (Decrease) Increase In Cash and Cash Equivalents                                           (7,479)             18,986
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                          22,715              11,252
                                                                                                       --------            --------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                                              $ 15,236            $ 30,238
                                                                                                       ========            ========










Notes to financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    GENERAL

      The accompanying unaudited consolidated financial statements of Virginia Commerce Bancorp, Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consistently of a normal and recurring nature considered necessary to present fairly the financial positions as of September 30, 2000 and December 31, 1999, the results of operations for the three and nine months ended September 30, 2000 and 1999, and statements of cash flows and stockholders' equity for the nine months ended September 30, 2000 and 1999.

      Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

2.    INVESTMENT SECURITIES

      Amortized cost and carrying amount (estimated market value) of securities available-for-sale are summarized as follows:

                                                                                        September  30, 2000
                                                                   -----------------------------------------------------------------
                                                                                         Gross              Gross          Estimated
                                                                   Amortized        Unrealized         Unrealized             Market
                                                                        Cost             Gains             Losses              Value
                                                                   -----------------------------------------------------------------
                                                                                       (In Thousands of Dollars)
US Government Agencies & Corporations                                 31,852                --               (607)            31,245
Federal Reserve Bank stock                                               392                --                 --                392
Federal Home Loan Bank stock                                             667                --                 --                667
Community Bankers' Bank stock                                             55                --                 --                 55
                                                                    --------          --------           --------           --------
                                                                    $ 32,966          $     --           $   (607)          $ 32,359
                                                                    ========          ========           ========           ========


      Amortized cost and estimated market value of securities held-to-maturity are summarized as follows:

                                                                                        September  30, 2000
                                                                   -----------------------------------------------------------------
                                                                                         Gross              Gross          Estimated
                                                                   Amortized        Unrealized         Unrealized             Market
                                                                        Cost             Gains             Losses              Value
                                                                   -----------------------------------------------------------------
                                                                                       (In Thousands of Dollars)
US Government Agencies & Corporations                                 17,247                --               (332)            16,915
Corporate Debt Obligations                                               471                 2                                   473
                                                                    --------          --------           --------           --------
                                                                    $ 17,718          $      2           $   (332)          $ 17,388
                                                                    ========          ========           ========           ========

                         VIRGINIA COMMERCE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

    Securities available-for-sale at December 31, 1999 consist of the following:

                                                                                         Gross              Gross          Estimated
                                                                   Amortized        Unrealized         Unrealized             Market
                                                                        Cost             Gains             Losses              Value
                                                                   -----------------------------------------------------------------
                                                                                       (In Thousands of Dollars)
US Government Agencies & Corporations                                 28,279                 4               (843)            27,440
Federal Reserve Bank stock                                               391                --                 --                391
Federal Home Loan Bank stock                                             667                --                 --                667
Community Bankers' Bank stock                                             55                --                 --                 55
                                                                    --------          --------           --------           --------
                                                                    $ 29,392          $      4           $   (843)          $ 28,553
                                                                    ========          ========           ========           ========


      Securities held-to-maturity at December 31, 1999 consist of the following:

                                                                                         Gross              Gross          Estimated
                                                                   Amortized        Unrealized         Unrealized             Market
                                                                        Cost             Gains             Losses              Value
                                                                   -----------------------------------------------------------------
                                                                                       (In Thousands of Dollars)
US Government Agencies & Corporations                                 17,772                --               (474)            17,298
                                                                    --------          --------           --------           --------
                                                                    $ 17,772          $     --           $   (474)          $ 17,298
                                                                    ========          ========           ========           ========


3.    LOANS

      Major classifications of loans are summarized as follows:

                                                                                  September 30,            December 31,
                                                                                      2000                     1999
                                                                                  -------------            ------------
                                                                                        (In Thousands of Dollars)
Commercial                                                                            32,203                  26,423
Real estate -1-4 family residential                                                   32,391                  23,892
Real estate -multifamily residential                                                  15,094                  14,540
Real estate -nonfarm, nonresidential                                                 132,445                 117,106
Real estate -acquisition, development and construction                                57,323                  17,238
Consumer                                                                               7,060                   6,968
                                                                                   ---------               ---------
                                                                                     276,516                 206,167
Less unearned-income                                                                    (796)                   (567)
Less allowance for loan losses                                                        (2,482)                 (1,889)
                                                                                   ---------               ---------
                                                                                   $ 273,238               $ 203,711
                                                                                   =========               =========

                         VIRGINIA COMMERCE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)


4.    EARNINGS PER SHARE

      The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. The weighted average number of shares for the period ending September 30, 2000 and 1999 have been restated giving effect to a ten percent stock restructuring in May 1999 and a ten percent stock dividend in May 2000.

                                                               September 30, 2000                    September 30, 1999
                                                               ------------------                    ------------------
                                                                             Per Share                             Per Share
                                                               Shares           Amount               Shares           Amount
                                                               ------           ------               ------           ------
Basic earnings per share                                    2,165,687            $1.12            2,163,960            $ .73

Effect of dilutive securities:
  Stock options                                                64,796                                63,464
  Warrants                                                     73,746                                76,029
                                                            ---------                             ---------

Diluted earnings per share                                  2,304,229            $1.05            2,303,453            $ .69
                                                            =========            =====            =========            =====



5.    CAPITAL REQUIREMENTS

      A comparison of the Company's and its wholly-owned subsidiary's, Virginia Commerce Bank (the "Bank") capital as of September 30, 2000 with the minimum regulatory guidelines is as follows:

                                                                                       Minimum             Minimum to Be
                                                                Actual                Guidelines        "Well-Capitalized"
                                                                ------                ----------        ------------------
Total Risk-Based Capital:
     Company                                                     8.08%                   8.00%                    --
     Bank                                                       10.01%                   8.00%                 10.00%

Tier 1 Risk-Based Capital:
      Company                                                    7.21%                   4.00%                    --
      Bank                                                       7.21%                   4.00%                  6.00%

Leverage Ratio
      Company                                                    6.02%                   4.00%                    --
      Bank                                                       6.02%                   4.00%                  5.00%

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

Results of operations

Total assets increased $70,839, or 25.1% from $282,575 at December 31, 1999 to $353,414 at September 30, 2000 as total deposits grew $59,067, or 24.3% from $243,044 to $302,111, and repurchase agreements increased $5,929, or 33.2% from $17,837 to $23,766 during the same period.

Loan demand was strong with total loans, net of allowance for loan losses, increasing $69,527, or 34.1% from $203,711 at December 31, 1999 to $273,238 at
September 30, 2000, and representing 90.4% of total deposits at September 30, 2000 compared to 83.8% at December 31, 1999. While loan growth occurred in all the major classifications of loans, growth in outstanding real estate construction loans represented the largest increase rising $40,085, or 232.5% from $17,238 at December 31, 1999 to $57,323 at September 30, 2000.

The growth in loans utilized the majority of deposit and repurchase agreement funding sources during the nine month period as cash and cash equivalents declined $7,479 from $22,715 at December 31, 1999 to $15,236 at September 30, 2000. Available-for-sale and held-to-maturity investment securities, which are maintained as additional liquidity sources, for various collateral needs, and to help manage interest rate risk, increased $3,752, or 8.1% from a combined $46,325 at December 31, 1999 to $50,077 at September 30, 2000. Federal funds sold, a temporary investment maintained for liquidity purposes, declined to $0 at September 30, 2000, as compared to $6,957 at December 31, 1999.

Deposit growth, the Company's main funding source, included a $16,125 increase in non-interest bearing demand deposits, a $12,056 increase in savings and interest bearing demand deposits, and a $30,886 increase in time deposits from $113,107 at December 31, 1999 to $143,993 at September 30, 2000.
Stockholders' equity grew $2,582 from $17,488 at December 31, 1999 to $20,070 at September 30, 2000 with earnings of $2,431 for the nine month period and a decrease in unrealized losses on available-for-sale securities of $153, net of tax. The total number of common shares outstanding increased 196,702 due to a ten percent stock dividend paid on May 26, 2000.

Net income of $971 for the third quarter ending September 30, 2000, increased $413, or 73.9% compared to $558 for the same period in 1999. For the nine months ending September 30, 2000 net income of $2,431 increased 53.6% compared to $1,583 for the nine months ending September 30, 1999. Diluted earnings per share of $0.42 and $1.05 for the third quarter and nine months ending September 30, 2000 respectively, were up $0.18 and $0.36 from the comparable periods in 1999.

Net Interest Income

Net interest income grew $2,663 or 36.4% from $7,315 for the nine months ending September 30, 1999 to $9,978 for the same period ending September 30, 2000. Growth in total average earning assets outstanding from $226,591 to $293,018, and a twenty-four basis points increase in the net interest margin from 4.30% to 4.54% contributed to the increase. Contributions to the increase in the net interest margin included a higher percentage of loans to total earning assets and higher loan yields due to increases in the prime rate.

The following table shows the average balance sheets for each of the nine months ended September 30, 2000 and 1999. In addition, the amounts of interest earned on earning assets, with related tax-equivalent yields, and interest expense on interest-bearing liabilities, with related rates, are shown. Loans placed on a non-accrual status are included in the average balances. Net loans fees earned, which are included in interest income on loans, totaled $459 and $280 for 2000 and 1999, respectively.

                                                                  2000                                       1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                 Interest      Average                       Interest        Average
                                                  Average         Income        Yields        Average         Income          Yields
     (Dollars in thousands)                       Balance         Expense       /Rates        Balance         Expense         /Rates
------------------------------------------------------------------------------------------------------------------------------------
Securities                                       $ 49,915        $  2,370        6.44%        $ 46,594        $  2,126         6.08%
------------------------------------------------------------------------------------------------------------------------------------
Loans, before allowance for losses                236,580          16,279        9.17%         170,526          11,109         8.69%
------------------------------------------------------------------------------------------------------------------------------------
Interest-bearing deposits with other banks            803              35        5.85%              --              --           --
------------------------------------------------------------------------------------------------------------------------------------
Federal funds sold                                  5,720             263        6.14%           9,471             352         4.95%
------------------------------------------------------------------------------------------------------------------------------------
Total Earning Assets                             $293,018        $ 18,947        8.62%        $226,591        $ 13,587         8.00%
------------------------------------------------------------------------------------------------------------------------------------
Non-earning assets                                 18,342                                       15,261
------------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                     $311,360                                     $241,852
------------------------------------------------------------------------------------------------------------------------------------
Interest-bearing deposits                        $219,548        $  7,996        4.86%        $174,800        $  5,823         4.44%
------------------------------------------------------------------------------------------------------------------------------------
Fed Funds purchased, securities
  sold U/A to repurchase and other
  borrowed funds                                   25,913             973        5.01%          14,806             449         4.05%
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities               $245,461        $  8,969        4.87%        $189,606        $  6,272         4.41%
------------------------------------------------------------------------------------------------------------------------------------
Demand deposits and other
  non-interest  bearing
  liabilities                                      47,359                                       35,843
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                $292,820                                     $225,449
------------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                               18,540                                       16,403
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $311,360                                     $241,852
------------------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                                             3.75%                                         3.59%
------------------------------------------------------------------------------------------------------------------------------------
Net interest income and margin                                   $  9,978        4.54%                        $  7,315         4.30%
------------------------------------------------------------------------------------------------------------------------------------

Allowance for Loan Losses / Provision for Loan Loss Expense

The provision for loan losses is based upon management's estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. For the nine months ending September 30, 2000 net charge-offs totaled $27 compared to $6 for the same period ending September 30, 1999. The provision for loan loss expense in the first nine months of 2000 was $620 compared to $360 in 1999. The total allowance for loan losses of $2,482 at September 30, 2000 increased 31.4% from $1,889 at December 31, 1999, and increased $690, or 38.5% from $1,792 at September 30, 1999. The increase in the allowance for loan losses primarily results from the increased size of the loan portfolio.

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

The following schedule summarizes the changes in the allowance for loan losses:

                                                              Nine Months           Nine Months            Twelve Months
                                                                 Ending                Ending                  Ending
                                                           September 30, 2000    September 30, 1999      December 31, 1999
                                                           ------------------    ------------------      -----------------
                                                                             (In Thousands of Dollars)
Allowance, at beginning of period                                 1,889                  1,438                  1,438
Provision charged against income                                    620                    360                    480
Recoveries                                                            3                      9                     11
Losses charged to reserve                                           (30)                   (15)                   (40)
                                                                -------                -------                -------
Allowance, at end of period                                     $ 2,482                $ 1,792                $ 1,889
                                                                =======                =======                =======

Risk Elements and Non-performing Assets

Non-performing assets consist of non-accrual loans, impaired loans, restructured loans, and other real estate owned (foreclosed properties). The total non-performing assets and loans that are 90 days or more past due and still accruing interest decreased 31.9% from $317 at December 31, 1999 to $216 at September 30, 2000.

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

Non-performing assets consist of the following:

                                                                               September 30,                December 31,
                                                                                    2000                        1999
                                                                               -------------                ------------
                                                                                       (In Thousands of Dollars)
Non-accrual loans                                                                   $ 95                         $106
Impaired loans                                                                       114                          143
                                                                                    ----                         ----
  Total non-performing assets                                                        209                          249
Loans past due 90 days and still accruing                                              7                           68
   Total non-performing assets and loans
      past due 90 days and still accruing                                           $216                         $317
                                                                                    ====                         ====


The ratio of non-performing assets and loans past due 90 days and still accruing to total assets declined from .11% at December 31, 1999 to .06% at September 30, 2000. This ratio is expected to remain at its low level relative to the Company's peers. This expectation is based on potential and identified problem loans on September 30, 2000. As of September 30, 2000, performing loans as to which information known to management causes it to have serious doubts as to the ability of the borrower to comply with the present repayment terms totaled $71. These loans are generally well-secured and are currently performing.

Non-Interest Income

Non-interest income increased $175, or 32.8% from $534 for the three months ending September 30, 1999 to $709 for the three months ending September 30, 2000. For the nine months ending September 30, 2000 non-interest income increased $378, or 25.5% to $1,858 from $1,480 for the same period ending September 30, 1999. Service charges and other fees grew $75 and $236 for the three months and nine months ending September 30, 2000 compared to the same periods in 1999 due to continued growth in deposit accounts, while fees and net gains on loans held-for-sale experienced similar increases of $100 and $143 over the same periods.

Non-Interest Expense

For the three months ending September 30, 2000, non-interest expense increased $357, or 16.4% compared to the same period in 1999, and increased $1,490, or 24.7% to $7,527 for the nine months ending September 30, 2000 from $6,037 for the nine months ending September 30, 1999. Salaries and benefits for the three months and nine month periods ending September 30 accounted for $219 and $826, or greater than 50.0% of the total increases in non-interest expense while occupancy expense increased $33 and $289 for the same periods, respectively. The increases in both of these categories of non-interest expense are directly associated with balance sheet growth and branching activities.


Provision for Income Taxes

The Company's income tax provisions are adjusted for non-deductible expenses and non-taxable interest after applying the U.S. federal income tax rate of 34%. Provision for income taxes totaled $815 and $1,258 for the nine months ending September 30, 1999 and 2000, respectively.

Liquidity

Liquidity is a measure of the ability to generate and maintain sufficient cash flows to fund operations and to meet financial obligations to depositors and borrowers promptly and in a cost-effective manner. Liquidity sources are provided through cash and due from banks, securities available for sale, federal funds sold, loans held-for-sale and loans and other investment securities maturing within one year. These liquidity sources totaled $127,838 and $95,205 at September 30, 2000 and December 31, 1999, respectively.

Additional sources of liquidity available to the Company include the capacity to borrow funds through established lines of credit with correspondent banks, and the Federal Home Loan Bank of Atlanta. Available funds from these liquidity sources were approximately $40,653 and $39,383 at September 30, 2000 and December 31, 1999, respectively.

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

The capital position of the Company and its wholly-owned subsidiary, Virginia Commerce Bank (the "Bank") continues to exceed regulatory requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 capital, risk-based capital and leverage ratio. Tier I capital consists of common and qualifying preferred shareholders' equity less goodwill. Risk-based capital consists of Tier I capital qualifying subordinated debt and a portion of the allowance for loan losses. Risk-based capital ratios are calculated with reference to risk-weighted assets. The leverage ratio compares Tier 1 capital to total average assets.

The Company's Tier I risk-based capital ratio was 7.21% at September 30, 2000, compared to 8.16% at December 31, 1999 while the Bank's Tier I risk-based capital ratio was 7.21% compared to 8.17%, respectively. The Company's total risk-based capital ratio was 8.08% at September 30, 2000, compared to 9.01% at December 31, 1999, while the Bank's total risk-based capital ratio was 10.01% on September 30, 2000, compared to 10.15% at December 31, 1999. The declines in the company's and Bank's capital ratios relate to asset growth in excess of capital growth through earnings.

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



Date:  November 8, 2000               BY  /s/ Peter A. Converse
                                        -----------------------
                                             Peter A. Converse, President & CEO


Date:  November 8, 2000               BY  /s/ William K. Beauchesne
                                        ---------------------------
                                             William K. Beauchesne , Treasurer
                                             & Chief Financial Officer