Form 10KSB
period 2000-12-31
VIRGINIA COMMERCE BANCORP INC
filed 2001-03-28
CIK 1099305

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL  REPORT UNDER SECTION 13 or 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
    1934

For the Fiscal Year Ended December 31, 2000

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

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $1.00 per share

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been
subject to such filing requirements for the past 90 days.   Yes X   No
                                                               ----    ----
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The company's revenues for the fiscal year ended December 31, 2000 were approximately $29,374,714

The aggregate market value of the voting stock held by non-affiliates of the company as of March 1, 2001 was approximately $25,167,360

As of March 1, 2001, there were 2,165,687 shares of Common Stock, par value $1.00 per share, of Virginia Commerce Bancorp, Inc. issued and outstanding.

                       Documents Incorporated by Reference

Portions of the following documents are hereby incorporated into this Form 10-KSB by reference: the Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2001 -- Part III; and the Annual Report of Virginia Commerce Bancorp, Inc. for the fiscal year ended December 31, 2000 -- Part II.

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

         The Company's and the Bank's executive offices and a branch with a drive-in facility are located at 5350 Lee Highway, Arlington, Virginia. The Bank has ten additional full service branch offices, located at: 2930 Wilson Boulevard and 6500 Williamsburg Boulevard, both in Arlington, Virginia; 1414 Prince Street, 5140 Duke Street and 506 King Street in Alexandria, Virginia, 1356 Chain Bridge Road in McLean, Virginia, 4230 John Marr Drive in Annandale, Virginia, 10777 Main Street in Fairfax, Virginia, 374 Maple Avenue East in Vienna, Virginia, and 13881 G Metrotech Drive in Chantilly, Virginia. Additionally, the Bank maintains residential mortgage lending offices, located in Vienna and Warrenton, Virginia.

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

         On December 31, 2000, the Company had 123 full-time equivalent employees, including four executive officers. None of the Company's employees presently is represented by a union or covered under a collective bargaining agreement. Management of the Company believes that its employee relations are satisfactory. The Company does not have any employees that are not also employees of the Bank.

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

         At December 31, 2000, the Bank's Tier 1 risk based capital ratio was 6.90%, its Total risk based capital ratio was 10.07% and its Leverage Capital ratio was 5.82%. At December 31, 2000, the Company's Tier 1 Capital was 6.88%, its Total Capital was 7.79% and its Leverage Capital ratio was 5.81%.

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

Item 2.  Description of Property

         The Bank offers its services from its main office, located at 5350 Lee Highway in Arlington, Virginia, and ten additional banking offices, and its bank operations center. The Bank purchased the 5350 Lee Highway property for $1,400,000 in cash in April 1994. That property, consisting of two connected red brick buildings, contains an aggregate of approximately 18,000 square feet of space on three levels. The Bank utilizes one of the buildings, containing approximately 10,000 square feet, as the executive offices and a branch facility. In August 1995, the Bank sold the connected building which it had previously leased out, for $690,000. The Bank operates a branch located at 2930 Wilson Boulevard, Arlington, Virginia. That property, which consists of a stand alone brick building containing approximately 2,400 square feet on a parcel of approximately 18,087 square feet, was purchased by the Bank for $1,500,000 in April 1997. The Bank also operates a branch location at 5140 Duke Street, Alexandria, Virginia. That property, which consists of a two story brick building containing approximately 4,800 square feet on a parcel of approximately 16,800 square feet,, was purchased by the Bank for $850,000 in April 1997. The Bank leases eight locations: the Alexandria Office, located at 1414 Prince Street, Alexandria, Virginia, consists of 2,500 square feet; the McLean Office, located at 1356 Chain Bridge Road, McLean, Virginia, consists of 1,625 square feet; the Williamsburg Boulevard Office, located at 6500 Williamsburg Road, Arlington, Virginia, consists of 1,781 square feet; the Annandale Office, located at 4230 John Marr Drive, Annandale, Virginia, consists of 2,400 square feet; the Fairfax Office, located at 10777 Main Street, Fairfax Virginia, consists of 2,038 square feet; the Vienna Office, located at 374 Maple Avenue, Vienna, Virginia, consists of 5,831 square feet; the King Street Office, located at 506 King Street, Alexandria Virginia, consists of 1,484 square feet; the Chantilly Office, located at 13881 G Metrotech Drive, Chantilly Virginia, consists of 1,950 square feet, and the Bank's operations center, located at 14201 Sullyfield Circle, Chantilly, Virginia consists of

5,579 square feet. All of the leases contain renewal option clauses for one or two additional five-year terms, and in some instances require payment of certain operating charges. The total rental expense under the leases was $650,961 in 2000. The total minimum rental commitment under the leases as of December 31, 2000 is as follows: $642,340 for 2001; $615,581 for 2002; $462,246 for 2003;
$423,432 for 2004 and $1,176,225 for 2005 and beyond.

Item 3.  Legal Proceedings

         From time to time the Company is a participant in various legal proceedings incidental to its business. In the opinion of management, the liabilities (if any) resulting from such legal proceedings will not have a material effect on the financial position of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of the security holders of the Company during the fourth quarter of 2000.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         The information required under Item 5 is hereby incorporated herein by reference from the material under the caption "Market Price of Stock and Dividends" on page 19 of the Company's Annual Report for the fiscal year ended December 31, 2000.

Item 6. Management's Discussion and Analysis or Plan of Operation

         The information required under Item 6 is hereby incorporated herein by reference from the material under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" on pages 9 through 18 of the Company's Annual Report for the fiscal year ended December 31, 2000.

Item 7.  Financial Statements

         The information required under Item 7 is hereby incorporated herein by reference from the material under the caption "Financial Statements" on pages 20 through 40 of the Company's Annual Report for the fiscal year ended December 31, 2000.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

`        None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The information required under Item 9 is hereby incorporated herein by reference from the material under the caption "ELECTION OF DIRECTORS" contained on pages 3 through 6, and under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 12, of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2001.


Item 10.  Executive Compensation

         The information required under Item 10 is hereby incorporated herein by reference from the material under the caption "EXECUTIVE OFFICER COMPENSATION AND CERTAIN TRANSACTIONS," contained on pages 7 through 10 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2001.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The information required under Item 11 is hereby incorporated herein by reference from the material under the captions "VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF" contained on pages 2 and 3 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2001.

Item 12.  Certain Relationships and Related Transactions

         The information required under Item 12 is hereby incorporated herein by reference from the material under the caption "Transactions with Management and Others" contained on page 10 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2001.

                                     PART IV

Item 13.  Exhibits, Lists and Reports on Form 8-K

(a) Exhibits.

   Exhibit No.                    Description
 --------------               -------------------
       3.1      Articles of Incorporation of Virginia Commerce Bancorp, Inc. (1)
       3.2      Bylaws of Virginia Commerce Bancorp, Inc. (1)
      10.1      1998 Stock Option Plan (1)
      11        Statement Regarding Computation of Per Share Earnings
      13        1999 Annual Report to Stockholders
      21        Subsidiaries of the Registrant.

(1) Incorporated by reference to the same numbered exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

(b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of 2000.

                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VIRGINIA COMMERCE BANCORP, INC.


                                        By:  /s/ Peter A. Converse
                                           ------------------------
                                           Peter A. Converse, President
                                           and Chief Executive Officer
Dated:  March 28, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                                        Capacity                                    Date

/s/ Leonard Adler                                    Director                                    March 28, 2001
--------------------------------------------
Leonard Adler


 /s/ Peter A. Converse                               Director, President and Chief Executive     March 28, 2001
--------------------------------------------
Peter A. Converse                                    Officer (Principal Executive Officer)


/s/ Frank L. Cowles, Jr.                             Director                                    March 28, 2001
--------------------------------------------
Frank L. Cowles, Jr.


/s/ W. Douglas Fisher                                Chairman of the Board of Directors          March 28, 2001
--------------------------------------------
W. Douglas Fisher


/s/ David M. Guernsey                                Vice Chairman of the Board of Directors     March 28, 2001
--------------------------------------------
David M. Guernsey


/s/ Robert H. L'Hommedieu                            Director                                    March 28, 2001
--------------------------------------------
Robert H. L'Hommedieu


/s/ Norris E. Mitchell                               Director                                    March 28, 2001
--------------------------------------------
Norris E. Mitchell


/s/ Arthur L. Walters                                Director                                    March 28, 2001
--------------------------------------------
Arthur L. Walters


/s/ William K. Beauchesne                            Treasurer and Chief Financial Officer       March 28, 2001
--------------------------------------------         (Principal Financial and Accounting Officer)
William K. Beauchesne