Form 10QSB
period 2001-03-31
VIRGINIA COMMERCE BANCORP INC
filed 2001-05-10
CIK 1099305

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

For the quarterly period ended MARCH 31, 2001
                               --------------


[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

For the transition period from ___________________ to ___________________


                         Commission file number 0-28635
                                                -------

                         VIRGINIA COMMERCE BANCORP, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)


             VIRGINIA                                   54-1964895
----------------------------------          ------------------------------------
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



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ . No ___.

State the number of shares outstanding of each of the issuer's classes of common equity as of May 7, 2001:


                      Common stock, $1 par value--2,165,687
                      -------------------------------------

                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                         VIRGINIA COMMERCE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                     (Unaudited)   (Audited)
                                                      March 31,   December 31,
ASSETS:                                                 2001         2000
                                                     -----------  ------------

    Cash and due from banks                           $  25,627   $  10,952
    Securities available-for-sale (at market value) 47,474 30,790 Securities held-to-maturity (market value of
        $8,327 and $14,475)                               8,198      14,464
    Federal funds sold                                    5,000          --
    Loans held-for-sale                                   6,965       4,918
    Loans, net of allowance for loan
         losses of $3,074 and $2,803                    307,905     300,799
    Bank premises and equipment, net                      5,840       5,741
    Accrued interest receivable                           1,995       2,042
    Other assets                                          1,472       1,475
                                                      ---------   ---------
          TOTAL ASSETS                                $ 410,476   $ 371,181
                                                      =========   =========

LIABILITIES:
Deposits
    Non-interest bearing                              $  53,436   $  54,899
    Interest-bearing                                    290,012     256,035
                                                      ---------   ---------
          TOTAL DEPOSITS                                343,448     310,934
Securities sold under agreement to
     repurchase and federal funds purchased              34,371      29,097
Other borrowed funds                                      7,900       7,400
Other liabilities                                         2,404       2,584
                                                      ---------   ---------
         TOTAL LIABILITIES                              388,123     350,015
                                                      ---------   ---------

STOCKHOLDERS' EQUITY:
    Preferred stock; $5 par, 1,000,000 shares
     authorized of which none have been issued        $      --   $      --
    Common stock; $1 par, 5,000,000 shares
     authorized; 2,165,687 issued and outstanding         2,166       2,166
    Surplus                                              13,648      13,648
    Retained earnings                                     6,414       5,476
    Accumulated other comprehensive income (loss),
       net of tax                                           125        (124)
                                                      ---------   ---------
          TOTAL STOCKHOLDERS' EQUITY                     22,353      21,166
                                                      ---------   ---------
          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                      $ 410,476   $ 371,181
                                                      =========   =========

Notes to consolidated financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                              Three Months Ended
                                                                  March 31,
                                                              2001         2000
                                                              ----         ----

INTEREST INCOME:
Interest and fees on loans                                   $7,039       $4,775
Interest on investment securities                               794          735
Interest on federal funds sold                                  214           92
Interest on deposits with other banks                            --           35
                                                             ------       ------
   Total Interest Income                                      8,047        5,637

INTEREST EXPENSE:
Deposits                                                      3,571        2,348
Repurchase agreements and federal
    funds purchased                                             334          177
Other borrowed funds                                            142           53
                                                             ------       ------
   Total Interest Expense                                     4,047        2,578
                                                             ------       ------
   Net Interest Income                                        4,000        3,059

PROVISION FOR LOAN LOSSES:                                      270          165
                                                             ------       ------
   Net Interest Income After
     Provision for Loan Losses                                3,730        2,894

NON-INTEREST INCOME:
Service charges and other fees                                  305          218
Fees and net gains on loans held-for-sale                       564          261
Other                                                            11            8
                                                             ------       ------
   Total Non-Interest Income                                    880          487

NON-INTEREST EXPENSE:
Salaries and employee benefits                                1,820        1,329
Occupancy expense                                               535          477
Data processing                                                 221          175
Other operating expense                                         612          454
                                                             ------       ------
   Total Non-Interest Expense                                 3,188        2,435
                                                             ------       ------
    Income before taxes on income                             1,422          946
Provision for income taxes                                      484          323
                                                             ------       ------
NET INCOME                                                   $  938       $  623
                                                             ======       ======

    EARNINGS PER COMMON SHARE, BASIC                            .43          .29
                                                             ======       ======
    EARNINGS PER COMMON SHARE, DILUTED                          .40          .27
                                                             ======       ======

Notes to consolidated financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               For the three months ended March 31, 2001 and 2000
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                                                            Accumulated
                                                                                                  Other
                                             Preferred    Common               Retained   Comprehensive   Comprehensive
                                                 Stock     Stock     Surplus   Earnings   Income (Loss)          Income     Total
                                                 -----     -----     -------   --------   -------------          ------     -----
Balance, January 1, 2000                           $--     $1,969    $ 11,091    $ 4,982        $  (554)                   $ 17,488
Comprehensive Income:
   Net Income                                       --         --          --        623                         $  623         623
   Other comprehensive income, net of tax
     Unrealized holding losses on
     securities available-for-sale arising
     during the period (net of tax of $38)                                                                          (73)         --
                                                                                                                           --------
   Other comprehensive income, net of tax           --         --          --         --            (73)            (73)        (73)
                                                                                                                 ------
   Total comprehensive income                       --         --          --         --             --          $  550
                                                                                                                 ======
Balance, March 31, 2000                            $--     $1,969    $ 11,091    $ 5,605        $  (627)                    $18,038
                                                   ===     ======    ========    =======        =======                     =======

                                                                                            Accumulated
                                                                                                  Other
                                             Preferred    Common               Retained   Comprehensive   Comprehensive
                                                 Stock     Stock     Surplus   Earnings   Income (Loss)          Income     Total
                                                 -----     -----     -------   --------   -------------          ------     -----

Balance, January 1, 2001                           $--     $2,166    $ 13,648    $ 5,476        $  (124)                    $21,166
Comprehensive Income:
   Net Income                                       --         --          --        938                         $  938         938
   Other comprehensive income, net of tax
     Unrealized holding gains on
     securities available-for-sale arising
     during the period (net of tax of $128)                                                                         249          --
                                                                                                                 ------
   Other comprehensive income, net of tax           --         --          --         --            249             249         249
                                                                                                                 ------
   Total comprehensive income                       --         --          --         --             --          $1,187
                                                                                                                 ======
Balance, March 31, 2001                            $--     $2,166    $ 13,648    $ 6,414        $   125                     $22,353
                                                   ===     ======    ========    =======        =======                     =======

Notes to consolidated financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)


                                                                                    Three Months Ended
                                                                                          March 31,
                                                                                  ------------------------
                                                                                  2001                2000
                                                                                  ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                   $    938            $    623
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                                   197                 183
     Provision for loan losses                                                       270                 165
     Deferred tax (benefit) expense                                                 (105)                 38
     Amortization of security premiums and accretion of discounts                    (53)                 (8)
     Changes in other assets and other liabilities:
       Decrease (Increase) in accrued interest receivable                             47                (422)
       (Increase) in other assets                                                    (21)               (130)
       (Decrease) in other liabilities                                              (180)                (98)
                                                                                --------            --------
          Net Cash Provided by Operating Activities                             $  1,093            $    351
                                                                                --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) in loans                                                        (7,375)            (14,919)
   Origination of loans held-for-sale                                            (32,214)             (9,614)
   Sale of loans                                                                  30,167               9,692
   Purchase of securities available-for-sale                                     (31,458)             (2,001)
   Proceeds from principal payments on securities available-for-sale                 484                 292
   Proceeds from principal payments on securities held-to-maturity                   302                 272
   Proceeds from calls and maturities of securities available-for-sale            14,665                  --
   Proceeds from calls and maturities of securities held to maturity               6,020                  --

   Purchase of bank premises and equipment                                          (297)               (187)
                                                                                --------            --------
          Net Cash (Used In) Investing Activities                               ($19,706)           ($16,465)
                                                                                --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                     $ 32,514            $ 12,093
   Net increase in repurchase agreements                                           5,274               5,868
   Net increase in other borrowed funds                                              500                  --
                                                                                --------            --------
          Net Cash Provided by Financing Activities                             $ 38,288            $ 17,961
                                                                                --------            --------

          Net Increase In Cash and Cash Equivalents                               19,675               1,847
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                   10,952              22,715
                                                                                --------            --------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                       $ 30,627            $ 24,562
                                                                                ========            ========








Notes to consolidated financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    GENERAL

      The accompanying unaudited consolidated financial statements of Virginia Commerce Bancorp, Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consistently of a normal and recurring nature considered necessary to present fairly the financial positions as of March 31, 2001 and December 31, 2000, and the results of operations, statements of cash flows and stockholders' equity for the three months ended March 31, 2001 and 2000.

      Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

2.    INVESTMENT SECURITIES

      Amortized cost and carrying amount (estimated market value) of securities available-for-sale are summarized as follows:


                                                                             March 31, 2001
                                                      --------------------------------------------------------------
                                                                           Gross             Gross         Estimated
                                                      Amortized       Unrealized        Unrealized            Market
                                                           Cost            Gains            Losses             Value
                                                      --------------------------------------------------------------
                                                                      (In Thousands of Dollars)
Obligations of U.S. government corporations
   and agencies                                          45,835              191               (12)           46,014
Obligations of states/political subdivisions                270               11                --               281
Federal Reserve Bank stock                                  392               --                --               392
Federal Home Loan Bank stock                                732               --                --               732
Community Bankers' Bank stock                                55               --                --                55
                                                       --------         --------          --------          --------
                                                       $ 47,284         $    202          $    (12)         $ 47,474
                                                       ========         ========          ========          ========


      Amortized cost and estimated market value of securities held-to-maturity are summarized as follows:

                                                                             March 31, 2001
                                                      --------------------------------------------------------------
                                                                           Gross             Gross         Estimated
                                                      Amortized       Unrealized        Unrealized            Market
                                                           Cost            Gains            Losses             Value
                                                      --------------------------------------------------------------
                                                                      (In Thousands of Dollars)


Obligations of U.S. government corporations
   and agencies                                           7,724               97                --             7,821
Domestic corporate debt obligations                         474               32                --               506
                                                       --------         --------          --------          --------
                                                       $  8,198         $    129          $     --          $  8,327
                                                       ========         ========          ========          ========


                         VIRGINIA COMMERCE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

   Securities available-for-sale at December 31, 2000 consist of the following:


                                                                    Gross          Gross    Estimated
                                                   Amortized   Unrealized     Unrealized       Market
                                                        Cost        Gains         Losses        Value
                                                  ---------------------------------------------------
                                                                (In Thousands of Dollars)
Obligations of U.S. government corporations
   and agencies                                      29,593            28          (216)       29,405
Obligations of states/political subdivisions            270                                       270
Federal Reserve Bank stock                              392            --            --           392
Federal Home Loan Bank stock                            668            --            --           668
Community Bankers' Bank stock                            55            --            --            55
                                                  ---------          ----        ------      --------
                                                  $  30,978          $ 28        $ (216)     $ 30,790
                                                  =========          ====        ======      ========


    Securities held-to-maturity at December 31, 2000 consist of the following:

                                                                    Gross          Gross    Estimated
                                                   Amortized   Unrealized     Unrealized       Market
                                                        Cost        Gains         Losses        Value
                                                  ---------------------------------------------------
                                                                (In Thousands of Dollars)

Obligations of U.S. government corporations
   and agencies                                      13,992            59           (62)       13,989
Domestic corporate debt obligations                     472            14            --           486
                                                   --------          ----        ------      --------
                                                   $ 14,464          $ 73        $  (62)     $ 14,475
                                                   ========          ====        ======      ========

3.  LOANS

    Major classifications of loans are summarized as follows:

                                             March 31,      December 31,
                                               2001             2000
                                             ---------      ------------
                                              (In Thousands of Dollars)

Commercial                                     34,016           37,406
Real estate --1-4 family residential           39,516           36,532
Real estate --multifamily residential          18,772           18,565
Real estate --nonfarm, nonresidential         138,915          138,527
Real estate --construction                     73,961           65,460
Consumer                                        6,724            7,995
                                            ---------        ---------
   Total Loans                                311,904          304,485
Less unearned income                             (925)            (883)
Less allowance for loan losses                 (3,074)          (2,803)
                                            ---------        ---------
   Loans, net                               $ 307,905        $ 300,799
                                            =========        =========

                         VIRGINIA COMMERCE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)


4. EARNINGS PER SHARE

       The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. The weighted average number of shares for the period ending March 31, 2000 have been restated giving effect to a ten percent stock dividend in May 2000.

                                       March 31, 2001         March 31, 2000
                                       --------------         --------------
                                              Per Share              Per Share
                                     Shares      Amount     Shares      Amount
                                     ------      ------     ------      ------

Basic earnings per share            2,165,687    $  .43    2,165,687    $  .29

Effect of dilutive securities:
  Stock options                        91,411                 68,725
  Warrants                             81,458                 75,290
                                    ---------              ---------

Diluted earnings per share          2,338,556    $  .40    2,309,702    $  .27
                                    =========    ======    =========    ======

5.  CAPITAL REQUIREMENTS

       A comparison of the Company's and its wholly-owned subsidiary's, Virginia Commerce Bank (the "Bank") capital as of March 31, 2001 with the minimum regulatory guidelines is as follows:

                                                Minimum      Minimum to be
                                    Actual     Guidelines    "Well-Capitalized"
                                    ------     ----------    ------------------
Total Risk-Based Capital:
     Company                         7.94%        8.00%             --
     Bank                           10.27%        8.00%          10.00%

Tier 1 Risk-Based Capital:
     Company                         6.97%        4.00%             --
     Bank                            6.95%        4.00%           6.00%

Leverage Ratio:
    Company                          5.73%        4.00%             --
    Bank                             5.72%        4.00%           5.00%

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Forward-Looking Statements
--------------------------

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

General
-------

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

Results of operations (in thousands)
------------------------------------

Total assets increased $39,295, or 10.6%, from $371,181 at December 31, 2000 to $410,476 at March 31, 2001, as total deposits grew $32,514, or 10.5% from $310,934 to $343,448, and repurchase agreements increased $5,274, or 18.1%, from $29,097 to $34,371 during the same period.

Total loans, net of allowance for loan losses, increased $7,106, or 2.4%, from $300,799 at December 31, 2000 to $307,905 at March 31, 2001, and represented 89.7% of total deposits at March 31, 2001 compared to 96.7% at December 31, 2000. The decline in the loans as a percentage of deposits reflects the higher rate of growth of deposits during the period. In addition, loan growth was lower than that which was experienced in prior periods due to a higher level of repayment resulting from the short-term nature and size of the construction loan portfolio. Despite higher repayment levels the bulk of loan growth was provided by real estate construction loans which increased $8,501, or 13.0%, from $65,460 to $73,961 during the three months ended March 31, 2001. One-to-four family residential loans represented the second largest increase rising $2,984, or 8.2%, from $36,532 to $39,516 during the period. Commercial purpose loans declined $3,390, or 9.1%, to $34,016 at March 31, 2000 and consumer purpose loans decreased $1,271 from $7,995 at December 31, 2000 to $6,724 at March 31, 2001.

With the increase in loans trailing deposit growth during the three month period, cash and cash equivalents grew $19,675, or 179.7%, from $10,952 at December 31, 2000 to $30,627 at March 31, 2001, and investment securities increased $10,418, or 23.0%, during the same period. Deposit growth was concentrated in interest bearing deposits which increased $33,977, or 13.8%, from $256,035 at December 31, 2000 to $290,012 at March 31, 2001, while non-interest bearing demand deposits declined by $1,463.

Stockholders' equity increased $1,187 from $21,166 at December 31, 2000 to $22,353 at March 31, 2001 on earnings of $938 and an increase in accumulated other comprehensive income of $249, net of tax.

Net income of $938 for the first quarter ending March 31, 2001, increased $315, or 50.6% compared to $623 for the same period in 2000, as net interest income increased $941, or 30.8%, and non-interest income increased $393, or 80.8%, from $487 to $880. Diluted earnings per share were $0.40 compared to $0.27, an increase of 48.2%.

Net Interest Income
-------------------

Net interest income grew $941, or 30.8% from $3,059 for the three months ending March 31, 2000 to $4,000 for the three month period ending March 31, 2001. Growth in total average earning assets from $269,192 to $371,214 was the main reason for the increase as the net interest margin decreased twenty-nine basis points from 4.55% during the first three months of 2000 to 4.26% for the three months ending March 31, 2001. While the yield on earning assets increased twenty-nine basis points, from 8.38% for the first quarter ending March 31, 2000 to 8.67%, for the quarter ended March 31, 2001, the average rate paid on interest bearing liabilities increased sixty-eight basis points, from 4.55% to 5.23%. This narrowed the net interest spread by thirty-nine basis points, from 3.83% during the first three months of 2000 to 3.44% for the three months ending March 31, 2001.

The following table shows the average balance sheets for each of the three months ended March 31, 2001 and 2000. In addition, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, are shown. Loans placed on a non-accrual status are included in the average balances. Net loans fees included in interest income on loans totaled $253 and $111 for 2001 and 2000, respectively.


                                                  Three Months Ended March 31,
-------------------------------------------------------------------------------------------------
                                              2001                              2000
-------------------------------------------------------------------------------------------------
                                            Interest   Average                Interest    Average
                                Average     Income     Yields     Average     Income       Yields
   (Dollars in thousands)       Balance     Expense    /Rates     Balance     Expense      /Rates
-------------------------------------------------------------------------------------------------
ASSETS
-------------------------------------------------------------------------------------------------
Securities                      $ 47,408    $   794     6.70%     $ 46,976     $  735      6.26%
-------------------------------------------------------------------------------------------------
Loans, before allowance for
  losses                         307,912      7,039     9.14%      213,335      4,775      8.95%
-------------------------------------------------------------------------------------------------
Interest-bearing deposits
  with other banks                    --         --       --         2,418         35      5.79%
-------------------------------------------------------------------------------------------------
Federal funds sold                15,894        214     5.39%        6,463         92      5.69%
-------------------------------------------------------------------------------------------------
Total Earning Assets            $371,214    $ 8,047     8.67%     $269,192     $5,637      8.38%
-------------------------------------------------------------------------------------------------
Non-earning assets                15,914                            16,687
-------------------------------------------------------------------------------------------------
TOTAL ASSETS                    $387,128                          $285,879
-------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS
EQUITY
-------------------------------------------------------------------------------------------------
Interest-bearing deposits       $275,445    $ 3,571     5.26%     $206,374     $2,348      4.55%
-------------------------------------------------------------------------------------------------
Fed Funds purchased,
  securities sold U/A to
  repurchase and other
  borrowed funds                  37,969        476     5.06%       20,110        230      4.57%
-------------------------------------------------------------------------------------------------
TOTAL INTEREST-BEARING
LIABILITIES                     $313,414    $ 4,047     5.23%     $226,484     $2,578      4.55%
-------------------------------------------------------------------------------------------------
Demand deposits and other
  non-interest  bearing
  liabilities                     51,855                            41,715
-------------------------------------------------------------------------------------------------
TOTAL LIABILITIES               $365,269                          $268,199
-------------------------------------------------------------------------------------------------
Stockholders' equity              21,859                            17,680
-------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY            $387,128                          $285,879
-------------------------------------------------------------------------------------------------
Interest rate spread                                    3.44%                              3.83%
-------------------------------------------------------------------------------------------------
Net interest income and margin              $ 4,000     4.26%                  $3,059      4.55%
-------------------------------------------------------------------------------------------------



Allowance for Loan Losses / Provision for Loan Loss Expense
-----------------------------------------------------------

The provision for loan losses is based upon management's estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. For the three months ending March 31, 2001 there were no charge-offs compared to $21 for the same period ending March 31, 2000. The provision for loan loss expense in the first three months of 2001 was $270 compared to $165 in 2000. The total allowance for loan losses of $3,074 at March 31, 2001 increased 9.7% from $2,803 at December 31, 2000, and increased $1,039, or 51.1%, from March 31, 2000.

Management feels that the allowance for loan losses is adequate. There can be no assurance, however, that additional provisions for loan losses will not be required in the future, including as a result of changes in the economic assumptions underlying management's estimates and judgments, adverse developments in the economy, on a national basis or in the Company's market area, or changes in the circumstances of particular borrowers.

The Company generates a monthly analysis of the allowance for loan losses, with the objective of quantifying portfolio risk into a dollar figure of potential losses, thereby translating the subjective risk value into an objective number. Emphasis is placed on independent external loan reviews and monthly internal reviews. The determination of the allowance for loan losses is based on eight qualitative factors, applying appropriate weight to separate types or categories of loans. These factors include: levels and trends in delinquencies and non-accruals, trends in volumes and terms of loans, effects of any changes in lending policies, the experience, ability and depth of management, national and local economic trends and conditions, concentrations of credit, quality of the Company's loan review system, and regulatory requirements.

The following schedule summarizes the changes in the allowance for loan losses:


                                    Three Months   Three Months      Twelve Months
                                       Ending         Ending            Ending
                                   March 31, 2000  March 31, 2000  December 31, 2000
                                   --------------  --------------  -----------------
                                             (In Thousands of Dollars)

Allowance, at beginning of period       2,803          1,889          1,889
Provision charged against income          270            165            947
Recoveries                                  1              2              3
Losses charged to reserve                  --            (21)           (36)
                                      -------        -------        -------
Allowance, at end of period           $ 3,074        $ 2,035        $ 2,803
                                      =======        =======        =======


Risk Elements and Non-performing Assets
---------------------------------------

Non-performing assets consist of non-accrual loans, impaired loans, restructured loans, and other real estate owned (foreclosed properties). The total non-performing assets and loans that are 90 days or more past due and still accruing interest decreased 63.1% from $542 at December 31, 2000 to $200 at March 31, 2001.

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

The ratio of non-performing assets and loans past due 90 days and still accruing to total assets decreased from .15% at December 31, 2000 to .05% at March 31, 2001. This ratio is expected to remain at its low level relative to the Company's peers. This expectation is based on potential and identified problem loans on March 31, 2001. As of March 31, 2001, there were $63 of loans for which management has identified risk factors which could have the potential to impair repayment in accordance with their terms. These loans are primarily well-secured and currently performing.

Non-performing assets consist of the following:

                                                 March 31,   December 31,
                                                   2001         2000
                                                ----------  ------------
                                               (In Thousands of Dollars)

Non-accrual loans                                  $101        $117
Impaired loans                                       99         107
                                                   ----        ----
  Total non-performing assets                       200         224
Loans past due 90 days and still accruing            --         318
  Total non-performing assets and loans
      past due 90 days and still accruing          $200        $542
                                                   ====        ====

Total non-performing assets and loans
      past due 90 days and still accruing:
        As a percentage of total loans             0.06%       0.18%
        As a percentage of total assets            0.05%       0.15%

At March 31, 2001, the Bank has $44,537 of construction loans to commercial builders of single family housing in the Northern Virginia market, representing 14.3% of total loans. These loans are made to a number of unrelated entities and generally have a term of less than one year. Adverse developments in the Northern Virginia real estate market or economy could have an adverse impact on this portfolio of loans and the Bank's income and financial position. At March 31, 2001, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of counterparts that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. Loans secured by nonfarm nonresidential real estate totaled $138,915 at March 31, 2001 and represent 44.5% of total loans.

Non-Interest Income
-------------------

Non-interest income increased $393, or 80.8% from $487 for the three months ending March 31, 2000 to $880 for the same period ending March 31, 2001. Service charges and other fees grew $87, or 39.9%, due to growth in deposit accounts. Fees and net gains on loans held-for-sale increased $303, or 116.1%, from $261 during the first three months of 2000 to $564 for the three months ended March 31, 2001 as total originations of loans held-for-sale increased from $9,614 to $32,214. Adverse changes in the local real estate market, consumer confidence, and interest rates could adversely impact the level of loans originated and held-for-sale, and the resulting fees and earnings thereon.

Non-Interest Expense
--------------------

For the three months ending March 31, 2001, non-interest expense increased $753, or 30.9% compared to the same period in 2000. Salaries and benefits accounted for $491 of the total increase, with commissions associated with the increase in loans originated for sale rising $130 and staff increases due to overall growth and branch expansion accounting for the difference. Occupancy expense increased $58 due to the addition of the Bank's eleventh branch location in November 2000 while other operating expenses increased $158, or 34.8%,due to higher advertising costs and professional fees associated with third-party loan reviews and technology consultations.

Provision for Income Taxes
--------------------------

The Company's income tax provisions are adjusted for non-deductible expenses and non-taxable interest after applying the U.S. federal income tax rate of 34%. Provision for income taxes totaled $323 and $484 for the three months ending March 31, 2000 and 2001, respectively.

Liquidity
---------

Liquidity is a measure of the ability to generate and maintain sufficient cash flows to fund operations and to meet financial obligations to depositors and borrowers promptly and in a cost-effective manner. Liquidity is provided through cash and cash equivalents, securities available-for-sale, mortgage loans held for sale, other loans and investment securities maturing within one year, less the amortized cost of the securities pledged as collateral for repurchase agreements, public deposits and other purposes, and less federal funds purchased. These liquidity sources totaled $132,428 and $98,392 at March 31, 2001 and December 31, 2000, respectively.

Additional sources of liquidity for the Bank available to the Company include the capacity to borrow funds through established lines of credit with correspondent banks, and the Federal Home Loan Bank of Atlanta. Available funds from these liquidity sources were approximately $41,749 and $41,203 at March 31, 2001 and December 31, 2000, respectively.

The Company's liquidity position is actively managed on a daily basis and monitored regularly by the Asset/Liability Management Committee (ALCO).

Capital
-------

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

The capital position of the Company and its wholly-owned subsidiary, Virginia Commerce Bank (the "Bank") continues to meet regulatory requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier I risk-based capital, total risk-based capital and leverage ratios. Tier I capital consists of common and qualifying preferred stockholders' equity less goodwill. Total risk-based capital consists of Tier I capital, qualifying subordinated debt, and a portion of the allowance for loan losses. Risk-based capital ratios are calculated with reference to risk-weighted assets. The leverage ratio compares Tier I capital to total average assets.

The Bank's Tier I risk-based capital ratio was 6.95% at March 31, 2001, compared to 6.90% at December 31, 2000. The total risk-based capital ratio was 10.27% at March 31, 2001, compared to 10.07% at December 31, 2000. These ratios are in excess of the mandated minimum requirement of 4% and 8%, respectively. The Bank's leverage ratio was 5.72% at March 31, 2001, compared to 5.82% at December 31, 2000.The Company's Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage ratio was 6.97%, 7.94% and 5.73% respectively, at March 31,2001.

During the first three months of 2001, the Company continued to borrow funds under its line of credit with a correspondent bank in order to provide capital to fund growth and expansion at the Bank. At March 31, 2001 the amount outstanding under a total line of credit of $8 million was $7.5 million, as compared to $7.0 million at December 31, 2000. The Company believes that borrowing under the line of credit results in enhanced results of operations and returns for existing shareholders as compared to those that would result from the sale of additional common stock. The Company will be required to refinance $2.5 million of the amount outstanding , as well as any additional advances taken during the remainder of 2001, by December 31, 2001. While the Company believes that alternative sources of financing will be available, there can be no assurance that the Company will be able to fund growth with borrowed funds, that funds will continue to be available on attractive terms, or that the Company's financing costs will not increase.

The ability of the Company to continue to grow is dependent on its ability to obtain additional funds for contribution to the Bank's capital, through additional borrowing, the sale of additional common stock. In the event that the Company is unable to obtain additional capital for the Bank on a timely basis, including the refinancing of existing debt, the growth of the Company and the Bank may be curtailed, and the Company and the Bank may be required to reduce their level of assets in order to maintain compliance with regulatory capital requirements. Under those circumstances net income and the rate of growth of net income may be adversely affected.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and reports on Form 8-K

        a)  Exhibits

        Exhibit No.                             Description
        -----------       ----------------------------------------------------------------
           3.1            Articles of Incorporation of Virginia Commerce Bancorp, Inc. (1)
           3.2            Bylaws of Virginia Commerce Bancorp, Inc. (1)
          10.1            1998 Stock Option Plan (1)
           11             Statement Regarding Computation of Per Share Earnings-Refer to Note 4 to
                          Consolidated Financial Statements included in this report.

           21             Subsidiaries of the Registrant.

                          Subsidiaries of Virginia Commerce Bancorp, Inc.

                          o   Virginia Commerce Bank -Virginia

                          Subsidiaries of Virginia Commerce Bank

                          o   Northeast Land and Development Corporation - Virginia
                          o   Virginia Commerce Insurance Agency, L.L.C. - Virginia


(1) Incorporated by reference to the same numbered exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

          b)  Form 8-K

On March 13, 2001, the Company filed a current report on Form 8-K, under Item 5 thereof, reflecting the announcement of the declaration of a 5 for 4 stock split in the form of a 25% stock dividend, payable on May 11, 2001, to holders of record on April 16, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 9, 2001         BY  /s/ Peter A. Converse
                               ----------------------------------
                               Peter A. Converse, President & CEO


Date:  May 9, 2001         BY  /s/ William K. Beauchesne
                               ----------------------------------
                               William K. Beauchesne, Treasurer
                               & Chief Financial Officer