Form 10QSB
period 2001-06-30
VIRGINIA COMMERCE BANCORP INC
filed 2001-08-02
CIK 1099305

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
                               -------------


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

State the number of shares outstanding of each of the issuer's classes of common equity as of August 1, 2001:


                      Common stock, $1 par value--2,706,917
                      -------------------------------------

                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                         VIRGINIA COMMERCE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                      (Unaudited)   (Audited)
                                                        June 30,   December 31,
ASSETS                                                     2001        2000
                                                         ---------   ---------

    Cash and due from banks                             $  11,346     $  10,952
    Securities available-for-sale (at market value)        40,901        30,790
    Securities held-to-maturity (market value of
        $9,198 and $14,475)                                 9,087        14,464
    Federal funds sold                                     38,849            --
    Loans held-for-sale                                    12,802         4,918
    Loans, net of allowance for loan
         losses of $3,254 and $2,803                      340,983       300,799
    Bank premises and equipment, net                        6,205         5,741
    Accrued interest receivable                             2,097         2,042
    Other assets                                            1,753         1,475
                                                        ---------     ---------
          TOTAL ASSETS                                  $ 464,023     $ 371,181
                                                        =========     =========

LIABILITIES
Deposits
    Non-interest bearing                                $  62,254     $  54,899
    Interest-bearing                                      330,069       256,035
                                                        ---------     ---------
          TOTAL DEPOSITS                                  392,323       310,934
Securities sold under agreement to
     repurchase and federal funds purchased                38,134        29,097
Other borrowed funds                                        7,900         7,400
Other liabilities                                           2,199         2,584
                                                        ---------     ---------
         TOTAL LIABILITIES                                440,556       350,015
                                                        ---------     ---------

STOCKHOLDERS' EQUITY
    Preferred stock; $5 par, 1,000,000 shares
     authorized of which none have been issued          $      --     $      --
    Common stock; $1 par, 5,000,000 shares
     Authorized; 2,706,917 and 2,165,687 issued
     and outstanding                                        2,707         2,166
    Surplus                                                13,107        13,648
    Retained earnings                                       7,585         5,476
    Accumulated other comprehensive income (loss),
       net of tax                                              68          (124)
                                                        ---------     ---------
          TOTAL STOCKHOLDERS' EQUITY                       23,467        21,166
                                                        ---------     ---------
          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                        $ 464,023     $ 371,181
                                                        =========     =========

               Notes to consolidated financial statements are an
                       integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)
                                   (Unaudited)

                                           Three Months Ended   Six Months Ended
                                                 June 30,             June 30,
                                             2001       2000      2001      2000
                                             ----       ----      ----      ----

INTEREST INCOME
Interest and fees on loans                 $ 7,373   $ 5,354   $14,413   $10,128
Interest on investment securities              834       813     1,628     1,548
Interest on federal funds sold                 228        61       443       153
Interest on deposits with other banks           --        --        --        35
                                           -------   -------   -------   -------
   Total Interest Income                     8,435     6,228    16,484    11,864

INTEREST EXPENSE
Deposits                                     3,737     2,569   $ 7,309   $ 4,917
Repurchase agreements and federal funds
  purchased                                    288       265       622       442
Other borrowed funds                           129        57       271       109
                                           -------   -------   -------   -------
   Total Interest Expense                    4,154     2,891     8,202     5,468
                                           -------   -------   -------   -------
   Net Interest Income                       4,281     3,337     8,282     6,396

PROVISION FOR LOAN LOSSES                      180       165       450       330
                                           -------   -------   -------   -------
   Net Interest Income After
     Provision for Loan Losses               4,101     3,172     7,832     6,066

NON-INTEREST INCOME
Service charges and other fees                 303       264       607       482
Fees and net gains on loans held-for-sale      822       389     1,386       650
Other                                           10         8        22        16
                                           -------   -------   -------   -------
   Total Non-Interest Income                 1,135       661     2,015     1,148

NON-INTEREST EXPENSE
Salaries and employee benefits               1,990     1,408     3,809     2,737
Occupancy expense                              578       474     1,114       951
Data processing expense                        240       177       461       352
Other operating expense                        647       504     1,260       958
                                           -------   -------   -------   -------
    Total Non-Interest Expense               3,455     2,563     6,644     4,998
                                           -------   -------   -------   -------
    Income before taxes on income            1,781     1,270     3,203     2,216
Provision for income taxes                     605       432     1,090       756
                                           -------   -------   -------   -------
NET INCOME                                 $ 1,176   $   838   $ 2,113   $ 1,460
                                           =======   =======   =======   =======
EARNINGS PER COMMON SHARE, BASIC               .43       .31       .78       .54
EARNINGS PER COMMON SHARE, DILUTED             .40       .29       .72       .51

               Notes to consolidated financial statements are an
                       integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the six months ended June 30, 2001 and 2000
                            (In Thousands of Dollars)
                                   (Unaudited)


                                                                                            Accumulated
                                                                                                  Other
                                             Preferred    Common               Retained   Comprehensive  Comprehensive
                                                 Stock     Stock    Surplus    Earnings   Income (Loss)         Income        Total
                                                 -----     -----    -------    --------   -------------         ------       -----
Balance, January 1, 2000                           $--    $1,969   $ 11,091     $ 4,982        $  (554)                   $ 17,488
Comprehensive Income:
   Net Income                                       --        --         --       1,460                         $1,460       1,460
   Other comprehensive income, net of tax
     Unrealized holding losses on
     securities available-for-sale arising
     during the period (net of tax of $34)                                                                         (65)
                                                                                                              --------
   Other comprehensive income, net of tax           --        --         --          --            (65)            (65)       (65)
                                                                                                              --------
   Total comprehensive income                       --        --         --          --             --        $  1,395         --
                                                                                                              ========
Issuance of common stock-
   10% stock dividend                               --       197      2,557      (2,754)            --              --         --
Cash paid in lieu of fractional shares              --        --         --          (2)            --              --         (2)
Balance, June 30, 2000                             $--    $2,166    $13,648     $ 3,686          $(619)                    18,881
                                                   ===    ======    ========    =======          =====                    =======

                                                                                            Accumulated
                                                                                                  Other
                                             Preferred    Common               Retained   Comprehensive  Comprehensive
                                                 Stock     Stock    Surplus    Earnings   Income (Loss)         Income       Total
                                                 -----     -----    -------    --------   -------------         ------       -----
Balance, January 1, 2001                           $--    $2,166   $ 13,648     $ 5,476          $(124)                   $ 21,166
Comprehensive Income:
   Net Income                                       --        --         --       2,113                        $ 2,113       2,113
   Other comprehensive income, net of tax
     Unrealized holding gains on
     securities available-for-sale arising
     during the period (net of tax of $99)                                                                         192
                                                                                                               -------
   Other comprehensive income, net of tax           --        --         --          --            192             192         192
                                                                                                               -------
   Total comprehensive income                       --        --         --          --             --         $ 2,305          --
                                                                                                               =======
Issuance of common stock-
   25% stock split                                  --       541       (541)         --             --              --          --
Cash paid in lieu of fractional shares              --        --         --          (4)            --              --          (4)
Balance, June  30, 2001                            $--    $2,707   $ 13,107      $7,585          $  68                    $ 23,467
                                                   ===    ======   ========      ======          =====                    ========

               Notes to consolidated financial statements are an
                       integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                           -------------------
                                                                             2001        2000
                                                                             ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                            $  2,113    $  1,460
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                            414         383
     Provision for loan losses                                                450         330
     Deferred tax benefit                                                    (173)       (108)
     Amortization of security premiums and (accretion) of discounts           (33)         17
     Changes in other assets and other liabilities:
       Increase in accrued interest receivable                                (55)       (367)
       Increase in other assets                                              (203)       (122)
       Decrease in other liabilities                                         (385)         (7)
                                                                         --------    --------
          Net Cash Provided by Operating Activities                      $  2,128    $  1,586
                                                                         --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net increase in loans                                                  (40,634)    (42,351)
   Origination of loans held-for-sale                                     (77,782)    (20,485)
   Sale of loans                                                           69,897      16,820
   Purchase of securities available-for-sale                              (35,432)     (5,001)
   Purchase of securities held to maturity                                 (1,382)         --
   Proceeds from principal payments on securities available-for-sale        1,929         631
   Proceeds from principal payments on securities held-to-maturity            790         478
   Proceeds from calls and maturities of securities available-for-sale     23,665          --
   Proceeds from calls and maturities of securities held-to-maturity        6,020          --

   Purchase of bank premises and equipment                                   (878)       (360)
                                                                         --------    --------
          Net Cash (Used In) Investing Activities                        ($53,807)   ($50,268)
                                                                         --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                              $ 81,389    $ 31,958
   Net increase in repurchase agreements                                    9,037       5,028
    Net increase in other borrowed funds                                      500       3,000
   Cash paid in lieu of fractional shares                                      (4)         (2)
                                                                         --------    --------
          Net Cash Provided by Financing Activities                      $ 90,922    $ 39,984
                                                                         --------    --------

          Net Increase (Decrease) In Cash and Cash Equivalents             39,243      (8,698)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                            10,952      22,715
                                                                         --------    --------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                $ 50,195    $ 14,017
                                                                         ========    ========

               Notes to consolidated financial statements are an
                       integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    GENERAL

      The accompanying unaudited consolidated financial statements of Virginia Commerce Bancorp, Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions as of June 30, 2001 and December 31, 2000, the results of operations for the three and six months ended June 30, 2001 and 2000, and statements of cash flows and stockholders' equity for the six months ended June 30, 2001 and 2000.

      Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

2.    INVESTMENT SECURITIES

      Amortized cost and carrying amount (estimated market value) of securities available-for-sale are summarized as follows:

                                                                    June 30, 2001
                                               ------------------------------------------------------
                                                                    Gross          Gross    Estimated
                                                   Amortized   Unrealized     Unrealized       Market
                                                        Cost        Gains         Losses        Value
                                               ------------------------------------------------------
                                                                (In Thousands of Dollars)
Obligations of U.S. government corporations
   and agencies                                     $39,349          $158          $(63)     $39,444
Obligations of states/political subdivisions            270             8             --         278
Federal Reserve Bank stock                              392            --             --         392
Federal Home Loan Bank stock                            732            --             --         732
Community Bankers' Bank stock                            55            --             --          55
                                                   --------         -----          -----     -------
                                                   $40,798          $ 166          $ (63)    $40,901
                                                   ========         =====          =====    ========


        Amortized cost and estimated market value of securities held-to-maturity are summarized as follows:

                                                                     June 30, 2001
                                               ------------------------------------------------------
                                                                    Gross          Gross    Estimated
                                                   Amortized   Unrealized     Unrealized       Market
                                                        Cost        Gains         Losses        Value
                                               ------------------------------------------------------
                                                                (In Thousands of Dollars)
Obligations of U.S. government corporations
   and agencies                                      $7,230        $   94        $    --      $7,324
Obligations of states/political subdivisions          1,382            --            (11)      1,371
Domestic corporate debt obligations                     475            28             --         503
                                                     ------         -----          -----      ------
                                                     $9,087         $ 122          $(11)      $9,198
                                                     ======         =====          =====      ======

                                       6

                         VIRGINIA COMMERCE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

    Securities available-for-sale at December 31, 2000 consist of the following:


                                                                    Gross          Gross    Estimated
                                                   Amortized   Unrealized     Unrealized       Market
                                                        Cost        Gains         Losses        Value
                                               ------------------------------------------------------
                                                                (In Thousands of Dollars)
Obligations of U.S. government corporations
   and agencies                                   $  29,593          $ 28        $ (216)    $ 29,405
Obligations of states/political subdivisions            270                                      270
Federal Reserve Bank stock                              392            --             --         392
Federal Home Loan Bank stock                            668            --             --         668
Community Bankers' Bank stock                            55            --             --          55
                                                  ---------          ----        -------    --------
                                                  $  30,978          $ 28        $  (216)   $ 30,790
                                                  =========          ====        =======    ========


    Securities held-to-maturity at December 31, 2000 consist of the following:

                                                                    Gross          Gross    Estimated
                                                   Amortized   Unrealized     Unrealized       Market
                                                        Cost        Gains         Losses        Value
                                               ------------------------------------------------------
                                                                (In Thousands of Dollars)
Obligations of U.S. government corporations
   and agencies                                    $ 13,992          $ 59        $ (62)    $ 13,989
Domestic corporate debt obligations                     472            14           --          486
                                                   --------          ----        -----     --------
                                                   $ 14,464          $ 73        $ (62)    $ 14,475
                                                   ========          ====        =====     ========


3.  LOANS

    Major classifications of loans are summarized as follows:

                                        June 30,     December 31,
                                         2001           2000
                                       ---------    ------------
                                      (In Thousands of Dollars)

Commercial                             $  38,970    $  37,406
Real estate -1-4 family residential       45,080       36,532
Real estate -multifamily residential      19,036       18,565
Real estate -nonfarm, nonresidential     149,984      138,527
Real estate -construction                 85,509       65,460
Consumer                                   6,750        7,995
                                       ---------    ---------
   Total Loans                           345,329      304,485
Less unearned income                      (1,092)        (883)
Less allowance for loan losses            (3,254)      (2,803)
                                       ---------    ---------
   Loans, net                          $ 340,983    $ 300,799
                                       =========    =========

                         VIRGINIA COMMERCE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)


4.     EARNINGS PER SHARE

       The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. The weighted average number of shares for the period ended June 30, 2000 have been restated giving effect to the twenty-five percent stock split in May 2001.

                                                        June 30, 2001                      June 30, 2000
                                                    ----------------------               --------------------
                                                                 Per Share                          Per Share
                                                    Shares          Amount               Shares        Amount
                                                    ------          ------               ------        ------
Basic earnings per share                         2,706,917         $   .78            2,706,917       $   .54

Effect of dilutive securities:
  Stock options                                    128,257                               83,194
  Warrants                                         106,042                               93,173
                                                ----------                            ---------

Diluted earnings per share                       2,941,216         $   .72            2,883,284       $   .51
                                                 =========         =======            =========       =======


5.  CAPITAL REQUIREMENTS

       A comparison of the Company's and its wholly-owned subsidiary's, Virginia Commerce Bank (the "Bank") capital as of June 30, 2001 with the minimum regulatory guidelines is as follows:

                                                Minimum         Minimum to be
                                  Actual      Guidelines      "Well-Capitalized"
                                  ------      ----------      ------------------

Total Risk-Based Capital:
     Company                       7.36%             8.00%                 --
     Bank                          9.42%             8.00%              10.00%

Tier 1 Risk-Based Capital:
     Company                       6.46%             4.00%                 --
     Bank                          6.45%             4.00%               6.00%

Leverage Ratio:
    Company                        5.44%             4.00%                 --
    Bank                           5.43%             4.00%               5.00%

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Forward-Looking Statements
--------------------------

Certain information contained in this discussion may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by words such as "expects," "believes," "may," "will," "should," "anticipated" or words or phrases of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

General
-------

The following presents management's discussion and analysis of the consolidated financial condition and results of operations of Virginia Commerce Bancorp, Inc. and subsidiaries (the "Company") as of the dates and for the periods indicated (in thousand of dollars). This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto, and other financial data appearing elsewhere in this report. The Company is the parent bank holding company for Virginia Commerce Bank (the "Bank"), a Virginia state chartered bank that offers a full range of banking services through twelve branch offices, principally to individuals and small to medium-size businesses in the Metropolitan Washington, D.C. area.

Results of operations (in thousands)
------------------------------------

Total assets increased $92,842, or 25.0%, from $371,181 at December 31, 2000 to $464,023 at June 30, 2001, and increased $53,547, or 13.1%, from $410,476 at
March 31, 2001. Total deposits grew similarly increasing $81,389, or 26.2%, from $310,934 at December 31, 2000 to $392,323 at June 30, 2001 and rising $48,875, or 14.2%, from $343,448 at March 31, 2001. Repurchase agreements increased $3,763, or 10.9%, and $9,037, or 31.1%, for the three months and six months ended June 30, 2001.

Total loans, net of allowance for loan losses, increased $40,184, or 13.4%, from $300,799 at December 31, 2000 to $340,983 at June 30, 2001, and increased
$33,078, or 10.7%, from $307,905 at March 31, 2001. Loans represented 86.9% of total deposits at June 30, 2001 compared to 96.7% at December 31, 2000. The decline in loans as a percentage of deposits reflects the higher rate of growth of deposits during the period. The bulk of loan growth was provided by real estate construction loans which increased $20,049, or 30.6%, from $65,460 to $85,509 during the six months ended June 30, 2001. One-to-four family residential loans represented the second largest increase rising $8,548, or 23.4%, from $36,532 to $45,080 during the period. Non-residential real estate loans grew $11,457, or 8.3%, to $149,984 at June 30, 2001 and consumer purpose loans fell $1,245 from $7,995 at December 31, 2000 to $6,750 at June 30, 2001.

With the increase in loans trailing deposit growth during the six month period, cash and cash equivalents grew $39,243, or 358.3%, from $10,952 at December 31, 2000 to $50,195 at June 30, 2001. Deposit growth was concentrated in interest bearing deposits which increased $74,034, or 28.9%, from $256,035 at December 31, 2000 to $330,069 at June 30, 2001. Non-interest bearing demand deposits grew by $7,355, or 13.4%.

Stockholders' equity grew $2,301 from $21,166 at December 31, 2000 to $23,467 at June 30, 2001 on earnings of $2,113 and an increase in accumulated other comprehensive income of $192, net of tax. On May 11, 2001 the Company recorded a 25% stock split in the form of a dividend increasing the number of shares outstanding by 541,230 from 2,165,687 to 2,706,917.

Net income of $1,176 for the three months ended June 30, 2001, increased $338, or 40.4% compared to $838 for the same period in 2000. For the six months ended June 30, 2001 net income of $2,113 increased 44.7% compared to $1,460 for the six months ended June 30, 2000. Diluted earnings per share of $0.40 and $0.72 for the three months and six months ended June 30, 2001 respectively, were up $0.11 and $0.21 from the comparable periods in 2000.

Net Interest Income
-------------------

Net interest income grew $1,886, or 29.5% from $6,396 for the six months ended June 30, 2000, to $8,282 for the six month period ended June 30, 2001. Growth in total average earning assets outstanding from $279,191 to $392,082 was the main reason for the increase as the net interest margin decreased thirty-six basis points from 4.58% during the first six months of 2000 to 4.22% for the six months ended June 30, 2001. The yield on earning assets dropped nine basis points, from 8.50% for the six months ended June 30, 2000 to 8.41%, for the six months ended June 30, 2001, while the average rate paid on interest bearing liabilities increased twenty-seven basis points from 4.67% to 4.94% due to higher rates on certificates of deposit during the final six months of 2000. This narrowed the net interest spread by thirty-six basis points, from 3.83% during the first six months of 2000 to 3.47% for the six months ended June 30, 2001.

The narrowed spread is indicative of the Company's short term asset sensitive position. Following Federal Reserve interest rate reductions of 275 basis points during the first six months of 2001, loans, the majority of which are floating or variable rate, and investment securities repriced faster than interest-bearing liabilities, the majority of which are one-year and eighteen month certificates of deposit. With expectations of fewer rate reductions over the remainder of 2001 the Company expects the net interest spread to improve slightly as $51.1 million in certificates of deposit bearing rates approximately 2.00% over currently offered rates will reprice.

The following table shows the average balance sheets for each of the six months ended June 30, 2001 and 2000. In addition, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, are shown. Loans placed on a non-accrual status are included in the average balances. Net loans fees included in interest income on loans totaled $468 and $250 for 2001 and 2000, respectively.


                                                      Six Months Ended June 30,
--------------------------------------------------------------------------------------------------
                                             2001                               2000
                                           Interest   Average                Interest    Average
                                Average    Income-    Yields     Average     Income-     Yields
   (Dollars in thousands)       Balance    Expenses   /Rates     Balance     Expens e    /Rates
--------------------------------------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------------------------------------
Securities                      $ 50,792    $ 1,628     6.41%     $ 49,082    $ 1,548     6.31%
--------------------------------------------------------------------------------------------------

Loans, before allowance for
  losses                         322,797     14,413     8.93%      223,692     10,128     9.06%
--------------------------------------------------------------------------------------------------
Interest-bearing deposits
  with other banks                    --         --       --         1,209         35     5.79%
--------------------------------------------------------------------------------------------------
Federal funds sold                18,493        443     4.79%        5,208        153     5.88%
--------------------------------------------------------------------------------------------------
Total Earning Assets            $392,082    $16,484     8.41%     $279,191    $11,864     8.50%
--------------------------------------------------------------------------------------------------
Non-earning assets                16,500                            17,607
--------------------------------------------------------------------------------------------------
TOTAL ASSETS                    $408,582                          $296,798
--------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS
EQUITY
--------------------------------------------------------------------------------------------------
Interest-bearing deposits       $290,950    $7,309      5.02%     $211,075    $4,917      4.66%
--------------------------------------------------------------------------------------------------
Fed Funds purchased,
  securities sold U/A to
  repurchase and other
  borrowed funds                  41,117       893      4.34%       23,146       551      4.76%
--------------------------------------------------------------------------------------------------
TOTAL INTEREST-BEARING
LIABILITIES                     $332,067    $8,202      4.94%     $234,221    $5,468      4.67%
--------------------------------------------------------------------------------------------------
Demand deposits and other
  non-interest  bearing
  liabilities                     54,184                            44,531
--------------------------------------------------------------------------------------------------
TOTAL LIABILITIES               $386,251                          $278,752
--------------------------------------------------------------------------------------------------
Stockholders' equity              22,331                            18,046
--------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY            $408,582                          $296,798
--------------------------------------------------------------------------------------------------
Interest rate spread                                    3.47%                             3.83%
--------------------------------------------------------------------------------------------------
Net interest income and
  margin                                    $8,282      4.22%                 $6,396      4.58%
--------------------------------------------------------------------------------------------------

Allowance for Loan Losses / Provision for Loan Loss Expense
-----------------------------------------------------------

The provision for loan losses is based upon management's estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. For the six months ended June 30, 2001 charge-offs totaled $1 compared to $29 for the same period ended June 30, 2000. The provision for loan loss expense in the first six months of 2001 was $450 compared to $330 in 2000, and was $180 for the three months ended June 30, 2001 compared to $165 for the same period in 2000. The total allowance for loan losses of $3,254 at June 30, 2001 increased 16.1% from $2,803 at December 31, 2000, and increased $1,062, or 48.5%, from $2,192 at June 30, 2000, which increases reflect growth in total loans outstanding.

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

The following schedule summarizes the changes in the allowance for loan losses:

                                   Six Months        Six Months     Twelve Months
                                       Ended           Ended            Ended
                                 June 30, 2001    June 30, 2000    December 31, 2000
                                 -------------    -------------    -----------------
                                             (In Thousands of Dollars)

Allowance, at beginning of period     2,803            1,889            1,889
Provision charged against income        450              330              947
Recoveries                                2                2                3
Losses charged to reserve                (1)             (29)             (36)
                                    -------          -------          -------
Allowance, at end of period         $ 3,254          $ 2,192          $ 2,803
                                    =======          =======          =======

Risk Elements and Non-performing Assets
---------------------------------------

Non-performing assets consist of non-accrual loans, impaired loans, restructured loans, and other real estate owned (foreclosed properties). The total non-performing assets and loans that are 90 days or more past due and still accruing interest decreased 64.8% from $542 at December 31, 2000 to $191 at June 30, 2001, and fell $9, or 4.5%, from $200 at March 31, 2001.

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

The ratio of non-performing assets and loans past due 90 days and still accruing to total assets decreased from .15% at December 31, 2000 to .04% at June 30, 2001, and decreased .01% from .05% at March 31, 2001. This ratio is expected to remain at its low level relative to the Company's peers. This expectation is based on potential and identified problem loans on June 30, 2001. As of June 30, 2001, there were $46 of loans for which management has identified risk factors which could have the potential to impair repayment in accordance with their terms. These loans are primarily well-secured and currently performing.

Non-performing assets consist of the following:

                                               June  30,          December 31,
                                                 2001                 2000
                                         --------------------   ----------------
                                               (In Thousands of Dollars)

Non-accrual loans                             $    99             $    117
Impaired loans                                     92                  107
                                             --------            ---------
  Total non-performing assets                     191                  224
Loans past due 90 days and still accruing          --                  318
   Total non-performing assets and loans
      past due 90 days and still accruing     $   191             $    542
                                              =======             ========

Total non-performing assets and loans past
  due 90 days and still accruing:
        As a percentage of total loans           0.06%                0.18%
        As a percentage of total assets          0.04%                0.15%

At June 30, 2001, the Bank has $46,242 of construction loans to commercial builders of single family housing and $18,577 of construction loans for non-residential commercial property in the Northern Virginia market, together representing 18.8% of total loans. These loans are made to a number of unrelated entities and generally have a term of less than one year. Adverse developments in the Northern Virginia real estate market or economy could have an adverse impact on this portfolio of loans and the Bank's income and financial position. At June 30, 2001, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of counterparts that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. Loans secured by non-farm non-residential real estate totaled $149,984 at June 30, 2001 and represent 43.4% of total loans.

Non-Interest Income
-------------------

Non-interest income increased $474, or 71.6% from $661 for the three months ended June 30, 2000 to $1,135 for the same period ended June 30, 2001. For the six months ended June 30, 2001 non-interest income increased $867, or 75.6% to $2,015 from $1,148 for the same period ended June 30, 2000. Service charges and other fees grew $39 and $125 for the three months and six months ended June 30, 2001 compared to the same period in 2000 due to growth in deposit accounts. Fees and net gains on loans held-for-sale increased $433, or 111.5%, from $389 during the three months ended June 30, 2000 to $822 for the three months ended June 30, 2001 and increased $736, or 113.2% from $650 to $1,386 for the six months ended June 30, 2001. This significant increase in fees and net gains on loans held-for-sale is directly attributable to lower interest rates with total originations increasing from $20,485 during the first six months of 2000 to $77,782 for the six months ended June 30, 2001. Adverse changes in the local real estate market, consumer confidence, and interest rates could adversely impact the level of loans originated and held-for-sale, and the resulting fees and earnings thereon.

Non-Interest Expense
--------------------

For the three months ended June 30, 2001, non-interest expense increased $892, or 34.8% compared to the same period in 2000 and increased $1,646, or 32.9% to $6,644 for the six months ended June 30, 2001 from $4,998 for the six months ended June 30, 2000. Salaries and benefits for the three month and six month periods ended June 30 accounted for $582 and $1,072, or greater than 65.0% of the total increases in non-interest expenses. Commissions associated with the significant increase in loans originated for sale and staff increases due to overall growth and branch expansion were the main reason for the increases.

Other operating expense increases of $143 and $302 for the three months and six months ended June 30 were up 28.4% and 31.5% due to higher advertising and promotional costs in conjunction with new branch openings, professional fees associated with technology consultations, and recruitment expenses.

Provision for Income Taxes
--------------------------

The Company's income tax provisions are adjusted for non-deductible expenses and non-taxable interest after applying the U.S. federal income tax rate of 34%. Provision for income taxes totaled $756 and $1,090 for the six months ended June 30, 2000 and 2001, respectively.

Liquidity
---------

Liquidity is a measure of the ability to generate and maintain sufficient cash flows to fund operations and to meet financial obligations to depositors and borrowers promptly and in a cost-effective manner. Liquidity is provided through cash and cash equivalents, securities available-for-sale, mortgage loans held for sale, other loans and investment securities maturing within one year, less the amortized cost of the securities pledged as collateral for repurchase agreements, public deposits and other purposes, and less federal funds purchased. These liquidity sources increased $68,916, or 70.0% from $98,392 at December 31, 2000 to $167,308 at June 30, 2001 due to an $81,389 increase in deposits and $29,685 in proceeds from called investment securities.

Additional sources of liquidity for the Bank available to the Company include the capacity to borrow funds through established lines of credit with correspondent banks, and the Federal Home Loan Bank of Atlanta. Available funds from these liquidity sources were approximately $42,310 and $41,203 at June 30, 2001 and December 31, 2000, respectively.

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

As of June 30, 2001 the Company does not meet minimum regulatory guidelines for total risk-based capital while its wholly-owned subsidiary, Virginia Commerce Bank (the "Bank") meets minimum regulatory requirements to be adequately classified. The primary indicators relied on by bank regulators in measuring the capital position are the Tier I risk-based capital, total risk-based capital and leverage ratios. Tier I capital consists of common and qualifying preferred stockholders' equity less goodwill. Total risk-based capital consists of Tier I capital, qualifying subordinated debt, and a portion of the allowance for loan losses. Risk-based capital ratios are calculated with reference to risk-weighted assets. The leverage ratio compares Tier I capital to total average assets.

The Bank's Tier I risk-based capital ratio was 6.45% at June 30, 2001, compared to 6.90% at December 31, 2000. The total risk-based capital ratio was 9.42% at June 30, 2001, compared to 10.07% at December 31, 2000. These ratios are in excess of the mandated minimum requirement of 4% and 8%, respectively. The Bank's leverage ratio was 5.43% at June 30, 2001, compared to 5.82% at December 31, 2000.The Company's Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage ratio was 6.46%, 7.36% and 5.44% respectively, at June 30,2001. The declines in the Company's and Bank's capital ratios are directly related to asset growth in excess of capital growth through earnings.

During the first six months of 2001, the Company continued to borrow funds under its line of credit with a correspondent bank in order to provide capital to fund growth and expansion at the Bank. At June 30, 2001 the amount outstanding under a total line of credit of $8 million was $7.5 million, as compared to $7.0 million at December 31, 2000. The Company believes that borrowing under the line of credit results in enhanced results of operations and returns for existing shareholders as compared to those that would result from the sale of additional common stock. The Company will be required to refinance $2.5 million of the amount outstanding , as well as any additional advances taken during the remainder of 2001, by December 31, 2001. While the Company believes that alternative sources of financing will be available, there can be no assurance that the Company will be able to fund growth with borrowed funds, that funds will continue to be available on attractive terms, or that the Company's financing costs will not increase.

The ability of the Company to continue to grow is dependent on its ability to obtain additional funds for contribution to the Bank's capital, through additional borrowing, the sale of qualifying common equity equivalents, or the sale of additional common stock. In the event that the Company is unable to obtain additional capital for the Bank on a timely basis, including the refinancing of existing debt, the growth of the Company and the Bank may be curtailed, and the Company and the Bank may be required to reduce their level of assets in order to maintain compliance with regulatory capital requirements. Under those circumstances net income and the rate of growth of net income may be adversely affected.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders

        On April 25, 2001, the annual meeting of shareholders of the Company was held for the purpose of (1) electing eight (8) directors to serve until the next annual meeting and until their successors are duly elected and qualified; and (2) voting on an amendment to the Company's 1998 Stock Option Plan increasing by 100,000 (before adjustment for the pending stock split) the number of shares available under the plan for issuance upon the exercise of options.

        The name of each director elected at the meeting, and the votes cast for such persons, who constitute the entire Board of Directors in office following the meeting, are set forth below.

               Name                       For    Against/Withheld  Abstentions      Broker Non-votes
               ----                       ---    ----------------  -----------      ----------------
           Leonard Adler               1,717,807       2,389           1,064             none

           Peter A. Converse           1,717,807       2,389           1,064             none

           Frank L. Cowles             1,717,807      25,797           1,064             none

           W. Douglas Fisher           1,717,807       2,389           1,064             none

           David M. Guernsey           1,717,807       2,389           1,064             none

           Robert H. L'Hommedieu       1,717,807       2,389           1,064             none

           Norris E. Mitchell          1,717,807       4,141           1,064             none

           Arthur L. Walters           1,717,807       4,333           1,064             none


          The vote on the Amendment of the 1998 Stock Option Plan was as follows.

             For       Against/Withheld     Abstentions       Broker Non-votes
             ---       ----------------     -----------       ----------------

           1,635,114         56,423           29,723                none


Item 5. Other Information - None

Item 6. Exhibits and reports on Form 8-K

a)  Exhibits

           Exhibit No.                                        Description
           -----------              ------------------------------------------------------------------------------------------------
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

                                            Subsidiaries of Virginia Commerce Bancorp, Inc.

                                            o   Virginia Commerce Bank -Virginia

                                            Subsidiaries of Virginia Commerce Bank

                                            o   Northeast Land and Development Corporation - Virginia
                                            o   Virginia Commerce Insurance Agency, L.L.C. - Virginia

(1) Incorporated by reference to the same numbered exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000

          b)  Form 8-K

 On April 17, 2001, the company filed a current report on Form 8-K, under item 5 thereof, reflecting the announcement of earnings for the period ended March 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 1, 2001                      BY  /s/ Peter A. Converse
                                           ------------------------------------
                                           Peter A. Converse, President & CEO


Date:  August 1, 2001                      BY  /s/ William K. Beauchesne
                                           ------------------------------------
                                           William K. Beauchesne , Treasurer
                                           & Chief Financial Officer