Form 10QSB
period 2001-09-30
VIRGINIA COMMERCE BANCORP INC
filed 2001-11-06
CIK 1099305

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
                               ------------------


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
                                                             ----    ----

State the number of shares outstanding of each of the issuer's classes of common equity as of November 5, 2001:

                      Common stock, $1 par value--2,720,816
                      -------------------------------------

                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                         VIRGINIA COMMERCE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)



                                                                                      (Unaudited)              (Audited)
                                                                                      eptember 30,            December 31,
ASSETS                                                                                   2001                     2000
                                                                                      ------------            -----------
    Cash and due from banks                                                            $  11,400               $  10,952
    Securities available-for-sale (at market value)                                       56,126                  30,790
    Securities held-to-maturity (market value of
        $12,180 and $14,475)                                                              11,919                  14,464
    Federal funds sold                                                                     6,814                      --
    Loans held-for-sale                                                                    9,708                   4,918
    Loans, net of allowance for loan
         losses of $3,478 and $2,803                                                     359,494                 300,799
    Bank premises and equipment, net                                                       6,129                   5,741
    Accrued interest receivable                                                            2,183                   2,042
    Other assets                                                                           1,589                   1,475
                                                                                       ---------               ---------
          TOTAL ASSETS                                                                 $ 465,362               $ 371,181
                                                                                       =========               =========

LIABILITIES
Deposits

    Non-interest bearing                                                               $  64,346               $  54,899
    Interest-bearing                                                                     327,822                 256,035
                                                                                       ---------               ---------
          TOTAL DEPOSITS                                                                 392,168                 310,934
Securities sold under agreement to
     repurchase and federal funds purchased                                               35,129                  29,097
Other borrowed funds                                                                      10,400                   7,400
Other liabilities                                                                          2,265                   2,584
                                                                                       ---------               ---------
         TOTAL LIABILITIES                                                               439,962                 350,015
                                                                                       ---------               ---------

STOCKHOLDERS' EQUITY
    Preferred stock; $5 par, 1,000,000 shares
     authorized of which none have been issued                                         $      --               $      --
    Common stock; $1 par, 5,000,000 shares
     Authorized; 2,720,816 and 2,165,687 issued
     and outstanding                                                                       2,721                   2,166
    Surplus                                                                               13,191                  13,648
    Retained earnings                                                                      9,008                   5,476
    Accumulated other comprehensive income (loss),
       net of tax                                                                            480                    (124)
                                                                                       ---------               ---------
          TOTAL STOCKHOLDERS' EQUITY                                                      25,400                  21,166
                                                                                       ---------               ---------
          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                                                       $ 465,362               $ 371,181
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

                         VIRGINIA COMMERCE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)
                                   (Unaudited)



                                                                Three Months Ended                   Nine Months Ended
                                                                    September 30,                      September 30,
                                                               2001              2000              2001              2000
                                                               ----              ----              ----              ----
INTEREST INCOME
Interest and fees on loans                                    $ 7,688           $ 6,150           $22,101           $16,279
Interest on investment securities                                 939               822             2,568             2,370
Interest on federal funds sold                                    199               111               641               263
Interest on deposits with other banks                              --                --                --                35
                                                              -------           -------           -------           -------
   Total Interest Income                                        8,826             7,083            25,310            18,947

INTEREST EXPENSE
Deposits                                                        3,818             3,079           $11,127           $ 7,996
Repurchase agreements and federal funds
  purchased                                                       223               298               845               740
Other borrowed funds                                              117               123               388               233
                                                              -------           -------           -------           -------

   Total Interest Expense                                       4,158             3,500            12,360             8,969
                                                              -------           -------           -------           -------
   Net Interest Income                                          4,668             3,583            12,950             9,978

PROVISION FOR LOAN LOSSES                                         225               290               675               620
                                                              -------           -------           -------           -------
   Net Interest Income After
     Provision for Loan Losses                                  4,443             3,293            12,275             9,358

NON-INTEREST INCOME
Service charges and other fees                                    325               250               933               732
Fees and net gains on loans held-for-sale                         899               452             2,285             1,102
Other                                                              13                 7                34                23
                                                              -------           -------           -------           -------
   Total Non-Interest Income                                    1,237               709             3,252             1,857

NON-INTEREST EXPENSE
Salaries and employee benefits                                  2,093             1,392             5,903             4,128
Occupancy expense                                                 586               482             1,700             1,433
Data processing expense                                           210               192               671               545
Other operating expense                                           640               463             1,899             1,421
                                                              -------           -------           -------           -------
   Total Non-Interest Expense                                   3,529             2,529            10,173             7,527
                                                              -------           -------           -------           -------
    Income before taxes on income                               2,151             1,473             5,354             3,688
Provision for income taxes                                        728               502             1,818             1,257
                                                              -------           -------           -------           -------
NET INCOME                                                    $ 1,423           $   971           $ 3,536           $ 2,431
                                                              =======           =======           =======           =======

 EARNINGS PER COMMON SHARE, BASIC                                 .52               .36              1.31               .90

 EARNINGS PER COMMON SHARE, DILUTED                               .47               .33              1.19               .83



           Notes to consolidated financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the nine months ended September 30, 2001 and 2000
                            (In Thousands of Dollars)
                                   (Unaudited)



                                                                                          Accumulated
                                                                                                Other
                                           Preferred     Common               Retained  Comprehensive   Comprehensive
                                               Stock      Stock    Surplus    Earnings  Income (Loss)          Income      Total
                                               -----      -----    -------    --------  -------------          ------      -----
Balance, January 1, 2000                         $--   $  1,969   $ 11,091    $  4,982       $ ( 554)                   $ 17,488
Comprehensive Income:
   Net Income                                     --         --         --       2,431                       $  2,431      2,431
   Other comprehensive income, net of tax
     Unrealized holding gains on
     securities available-for-sale arising
     during the period (net of tax of $79)                                                                        153
                                                                                                             --------
   Other comprehensive income, net of tax         --         --         --          --           153              153        153
                                                                                                             --------
   Total comprehensive income                     --         --         --          --            --         $  2,584         --
                                                                                                             ========
Issuance of common stock-
   10% stock dividend                             --        197      2,557      (2,754)           --               --         --
Cash paid in lieu of fractional shares            --         --         --          (2)           --               --         (2)
Balance, September 30, 2000                      $--   $  2,166   $ 13,648    $  4,657       $  (401)                   $ 20,070
                                                 ===   ========   ========    ========       =======                    ========


                                                                                          Accumulated
                                                                                                Other
                                           Preferred     Common               Retained  Comprehensive   Comprehensive
                                               Stock      Stock    Surplus    Earnings  Income (Loss)          Income      Total
                                               -----      -----    -------    --------  -------------          ------      -----

Balance, January 1, 2001                         $--   $  2,166   $ 13,648    $  5,476       $  (124)                   $ 21,166
Comprehensive Income:
   Net Income                                     --         --         --       3,536                       $  3,536      3,536
   Other comprehensive income, net of tax
     Unrealized holding gains on
     securities available-for-sale arising
     during the period (net of tax of $311)                                                                       604
                                                                                                             --------
   Other comprehensive income, net of tax         --         --         --          --           604              604        604
                                                                                                             --------
   Total comprehensive income                     --         --         --          --            --         $  4,140         --
                                                                                                             ========
Issuance of common stock-
   25% stock split                                --        541       (541)         --            --               --         --
Cash paid in lieu of fractional shares            --         --         --          (4)           --               --         (4)
Stock options exercised                           --         14         84          --            --               --         98
Balance, September  30, 2001                     $--   $  2,721   $ 13,191    $  9,008       $   480                    $ 25,400
                                                 ===   ========   ========    ========       =======                    ========


           Notes to consolidated financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)



                                                                                                    Nine Months Ended
                                                                                                       September 30,
                                                                                              ----------------------------
                                                                                                 2001                 2000
                                                                                                 ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                                                 $   3,536            $   2,431
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                                                  644                  593
     Provision for loan losses                                                                      675                  620
     Deferred tax benefit                                                                          (251)                (219)
     Amortization of security premiums and (accretion) of discounts                                 (19)                  22
     Changes in other assets and other liabilities:
       Increase in accrued interest receivable                                                     (141)                (966)
       Increase in other assets                                                                    (174)                (128)
       (Decrease) increase in other liabilities                                                    (320)                 260
                                                                                              ---------            ---------
          Net Cash Provided by Operating Activities                                           $   3,950            $   2,613
                                                                                              =========            =========

CASH FLOWS FROM INVESTING ACTIVITIES
   Net increase in loans                                                                        (59,370)             (70,137)
   Origination of loans held-for-sale                                                          (121,692)             (55,688)
   Sale of loans                                                                                116,901               51,758
   Purchase of securities available-for-sale                                                    (61,238)              (6,486)
   Purchase of securities held-to-maturity                                                       (4,768)                (743)
   Proceeds from principal payments on securities available-for-sale                              3,640                  900
   Proceeds from principal payments on securities held-to-maturity                                1,338                  786
   Proceeds from calls and maturities of securities available-for-sale                           33,152                2,000
   Proceeds from calls and maturities of securities held-to-maturity                              6,020                   --
   Purchase of bank premises and equipment                                                       (1,031)                (476)
                                                                                              ---------            ---------
          Net Cash (Used In) Investing Activities                                             ($ 87,048)           ($ 78,086)
                                                                                              =========            =========

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                                   $  81,234            $  59,067
   Net increase in repurchase agreements                                                          6,032                5,929
    Net increase in other borrowed funds                                                          3,000                3,000
   Net proceeds from issuance of capital stock                                                       98                   --
   Cash paid in lieu of fractional shares                                                            (4)                  (2)
                                                                                              ---------            ---------
          Net Cash Provided by Financing Activities                                           $  90,360            $  67,994
                                                                                              =========            =========

          Net Increase (Decrease) In Cash and Cash Equivalents                                    7,262               (7,479)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                  10,952               22,715
                                                                                              ---------            ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                                     $  18,214            $  15,236
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

                         VIRGINIA COMMERCE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    GENERAL

      The accompanying unaudited consolidated financial statements of Virginia Commerce Bancorp, Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions as of September 30, 2001 and December 31, 2000, the results of operations for the three and nine months ended September 30, 2001 and 2000, and statements of cash flows and stockholders' equity for the nine months ended September 30, 2001 and 2000.

      Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

2.    INVESTMENT SECURITIES

      Amortized cost and carrying amount (estimated market value) of securities available-for-sale are summarized as follows:



                                                                   September 30, 2001
                                                  --------------------------------------------------
                                                                    Gross          Gross   Estimated
                                                  Amortized    Unrealized     Unrealized      Market
                                                       Cost         Gains         Losses       Value
                                                  --------------------------------------------------
                                                                (In Thousands of Dollars)
Obligations of U.S. government corporations
   and agencies                                    $ 53,949         $ 713        $    --    $ 54,662
Obligations of states/political subdivisions            270            15             --         285
Federal Reserve Bank stock                              392            --             --         392
Federal Home Loan Bank stock                            732            --             --         732
Community Bankers' Bank stock                            55            --             --          55
                                                   --------         -----        -------    --------
                                                   $ 55,398         $ 728        $    --    $ 56,126
                                                   ========         =====        =======    ========


        Amortized cost and estimated market value of securities held-to-maturity are summarized as follows:



                                                                   September 30, 2001
                                                  --------------------------------------------------
                                                                    Gross          Gross   Estimated
                                                  Amortized    Unrealized     Unrealized      Market
                                                       Cost         Gains         Losses       Value
                                                  --------------------------------------------------
                                                                (In Thousands of Dollars)


Obligations of U.S. government corporations
   and agencies                                    $  6,675        $  196        $    --    $  6,871
Obligations of states/political subdivisions          3,266            39             (9)      3,296
Domestic corporate debt obligations                   1,978            39             (4)      2,013
                                                   --------         -----        -------    --------
                                                   $ 11,919         $ 274        $   (13)   $ 12,180
                                                   ========         =====        =======    ========


                         VIRGINIA COMMERCE BANCORP, INC.

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
                                                  =========          ====        ======     ========



    Securities held-to-maturity at December 31, 2000 consist of the following:




                                                                    Gross          Gross    Estimated
                                                   Amortized   Unrealized     Unrealized       Market
                                                        Cost        Gains         Losses        Value
                                                  ---------------------------------------------------
                                                                (In Thousands of Dollars)
Obligations of U.S. government corporations
   and agencies                                   $  13,992          $ 59        $  (62)    $ 13,989
Domestic corporate debt obligations                     472            14            --          486
                                                  ---------          ----        ------     --------
                                                  $  14,464          $ 73        $  (62)    $ 14,475
                                                  =========          ====        ======     ========




3.  LOANS

    Major classifications of loans are summarized as follows:

                                              September 30,    December 31,
                                                  2001             2000
                                              -------------    ------------
                                                (In Thousands of Dollars)

Commercial                                     $  36,488        $  37,406
Real estate -1-4 family residential               54,975           36,532
Real estate -multifamily residential              19,870           18,565
Real estate -nonfarm, nonresidential             158,765          138,527
Real estate -construction                         87,092           65,460
Consumer                                           7,037            7,995
                                               ---------        ---------
   Total Loans                                   364,227          304,485
Less unearned income                              (1,255)            (883)
Less allowance for loan losses                    (3,478)          (2,803)
                                               ---------        ---------
   Loans, net                                  $ 359,494        $ 300,799
                                               =========        =========

                         VIRGINIA COMMERCE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

4.       EARNINGS PER SHARE

       The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. The weighted average number of shares for the period ended September 30, 2000 have been restated giving effect to the twenty-five percent stock split in May 2001.



                                                       September 30, 2001                 September 30, 2000
                                                       ------------------                 ------------------
                                                                 Per Share                          Per Share
                                                    Shares          Amount               Shares        Amount
                                                    ------          ------               ------        ------

Basic earnings per share                         2,708,461         $  1.31            2,706,917       $   .90

Effect of dilutive securities:
  Stock options                                    140,474                              118,286
  Warrants                                         110,093                              106,719
                                                 ---------                            ---------

Diluted earnings per share                       2,959,938         $  1.19            2,931,922       $   .83
                                                 =========         =======            =========       =======



5.  CAPITAL REQUIREMENTS

        A comparison of the Company's and its wholly-owned subsidiary's, Virginia Commerce Bank (the "Bank") capital as of September 30, 2001 with the minimum regulatory guidelines is as follows:


                                                                              Minimum             Minimum to be
                                                  Actual                     Guidelines        "Well-Capitalized"
                                                  ------                     ----------        ------------------
Total Risk-Based Capital:
     Company                                       7.54%                        8.00%               --
     Bank                                         10.16%                        8.00%             10.00%

Tier 1 Risk-Based Capital:
     Company                                       6.62%                        4.00%               --
     Bank                                          6.58%                        4.00%              6.00%

Leverage Ratio:
    Company                                        5.33%                        4.00%               --
    Bank                                           5.30%                        4.00%              5.00%



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

Results of Operations
---------------------

Total assets increased $94,181, or 25.4%, from $371,181 at December 31, 2000 to $465,362 at September 30, 2001 as total deposits grew $81,234, or 26.1%, from $310,934 to $392,168, repurchase agreements increased $6,032, or 20.7%, and other borrowed funds were increased $3,000 from $7,400 to $10,400.

Total loans, net of allowance for loan losses, increased $58,695, or 19.5%, from $300,799 at December 31, 2000 to $359,494 at September 30, 2001, and represented 91.7% of total deposits at September 30, 2001 compared to 96.7% at December 31, 2000. Loan growth was concentrated in real estate loans with real estate construction loans increasing $21,632, or 33.1%, from $65,460 to $87,092 during the nine months ended September 30, 2001, one-to-four family residential loans rising $18,443, or 50.5%, and non-residential real estate loans growing $20,238, or 14.6%, to $158,765 at September 30, 2001. Commercial and consumer purpose loans fell $918 and $958 respectively for the nine month period.

With the increase in loans trailing deposit growth during the nine month period, cash and cash equivalents grew $7,262, or 66.3%, from $10,952 at December 31, 2000 to $18,214 at September 30, 2001 and investment securities increased $22,791, or 50.4%, during the same period. Deposit growth was concentrated in interest bearing deposits which increased $71,787, or 28.0%, from $256,035 at December 31, 2000 to $327,822 at September 30, 2001. Non-interest bearing demand deposits grew by $9,447, or 17.2%.

For the three months ended September 30, 2001 growth in total assets slowed, increasing $1,339, or 0.3%, from $464,023 at June 30, 2001 to $465,362 as total deposits fell slightly from $392,323 at June 30, 2001 to $392,168. Deposits would have increased by $12,845, or 3.3%, during the third quarter, but for the withdrawal in September of $13,000 by a single customer from a certificate of deposit opened in June

2001. Total loans, net of allowance for loan losses, increased $18,511, or 5.4%, from $340,983 at June 30, 2001 to $359,494 at September 30, 2001. As total deposits were unchanged during the three month period, the increase in loans was funded through a reduction in cash and cash equivalents which decreased $31,981, or 63.7%, from $50,195 at June 30, 2001 to $18,214 at September 30, 2001. The
remainder of the reduction in cash and cash equivalents was used to increase investment securities by $18,057, or 36.1%, from $49,988 at June 30, 2001 to $68,045.

For the nine months ended September 30, 2001 net income of $3,536 reflected an increase of 45.5% compared to $2,431 for the nine months ended September 30, 2000 as net interest income increased $2,972, non-interest income rose $1,395 and non-interest expense was up $2,646. Diluted earnings per share of $1.19 were up $0.36, or 43.4% from $0.83 for the comparable period in 2000. The Company's annualized return on average assets and return on average equity were 1.10% and 20.59% for the nine month period compared to 1.04% and 17.48% for the nine months ended September 30, 2000.

Net income of $1,423 for the three months ended September 30, 2001, increased $452, or 46.6% compared to $971 for the same period in 2000 as net interest income rose $1,085, non-interest income increased by $528 and non-interest expenses were up $1,000. Diluted earnings per share increased $0.14 from $0.33 for the three months ended September 30, 2000 to $0.47 for the three month period ended September 30, 2001.

Stockholders' equity increased $4,234 from $21,166 at December 31, 2000 to $25,400 at September 30, 2001 on earnings of $3,536 and an increase in accumulated other comprehensive income of $604, net of tax. On May 11, 2001 the Company recorded a 25% stock split in the form of a dividend increasing the number of shares outstanding by 541,230 from 2,165,687 to 2,706,917. In September 2001, the Company issued 13,899 shares on exercised options bringing the total number of shares outstanding to 2,720,816.

Net Interest Income
-------------------

Net interest income grew $2,972, or 29.8% from $9,978 for the nine months ended September 30, 2000, to $12,950 for the nine month period ended September 30, 2001. Growth in total average earning assets outstanding from $293,018 to $411,085 was the main reason for the increase as the net interest margin decreased forty-three basis points from 4.54% during the first nine months of 2000 to 4.11% for the nine months ended September 30, 2001. The yield on earning assets dropped forty-nine basis points, from 8.62% for the nine months ended September 30, 2000 to 8.13% for the nine months ended September 30, 2001, while the average rate paid on interest bearing liabilities decreased fourteen basis points from 4.87% to 4.73%. This narrowed the net interest spread by thirty-five basis points, from 3.75% during the first nine months of 2000 to 3.40% for the nine months ended September 30, 2001.

The narrowed spread is indicative of the Company's short term asset sensitive position. Following Federal Reserve interest rate reductions of 350 basis points during the first nine months of 2001, loans, the majority of which are floating or variable rate, and investment securities repriced faster than interest-bearing liabilities, the majority of which are one-year and eighteen month certificates of deposit. With expectations of further rate reductions over the remainder of 2001 the Company expects the net interest spread could decline further. However, with approximately $29.5 million in certificates of deposit bearing rates approximately 2.00% over offered rates as of September 30, 2001 repricing in the final three months of 2001, and with changes made by the Company to various other deposit account products as far as their repricing frequency, further contraction of the margin is expected to be minimal.

The following table shows the average balance sheets for each of the nine months ended September 30, 2001 and 2000. In addition, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, are shown. Loans placed on a non-accrual status are included in the average balances. Net loan fees included in interest income on loans totaled $726 and $405 for 2001 and 2000, respectively.



                                                Nine Months Ended September 30,
------------------------------------------------------------------------------------------------
                                             2001                              2000
------------------------------------------------------------------------------------------------
                                           Interest   Average                Interest    Average
                                 Average    Income-    Yields      Average    Income-    Yields
   (Dollars in thousands)        Balance    Expense    /Rates      Balance    Expense    /Rates
------------------------------------------------------------------------------------------------
ASSETS

Securities                      $ 54,710    $ 2,568     6.26%     $ 49,915    $ 2,370     6.44%

Loans, before allowance for
  losses                         336,412     22,101     8.66%      236,580     16,279     9.17%


Interest-bearing deposits
  with other banks                    --         --       --           803         35     5.85%

Federal funds sold                19,963        641     4.24%        5,720        263     6.14%



Total Earning Assets            $411,085    $25,310     8.13%     $293,018    $18,947     8.62%

Non-earning assets                17,297                            18,342

TOTAL ASSETS                    $428,382                          $311,360

LIABILITIES AND STOCKHOLDERS
EQUITY


Interest-bearing deposits       $305,951    $11,127     4.85%     $219,548     $7,996     4.86%

Fed Funds purchased,
  securities sold U/A to
  repurchase and other
  borrowed funds                  42,336      1,233     3.88%       25,913        973     5.01%

TOTAL INTEREST-BEARING
LIABILITIES                     $348,287    $12,360     4.73%     $245,461     $8,969     4.87%


Demand deposits and other
  non-interest  bearing
  liabilities                     57,159                            47,359

TOTAL LIABILITIES               $405,446                          $292,820

Stockholders' equity              22,936                            18,540

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY            $428,382                          $311,360

Interest rate spread                                    3.40%                             3.75%

Net interest income and margin              $12,950     4.11%                  $9,978     4.54%



Allowance for Loan Losses / Provision for Loan Loss Expense
-----------------------------------------------------------

The provision for loan losses is based upon management's estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. For the nine months ended September 30, 2001 charge-offs totaled $3 compared to $30 for the same period ended September 30, 2000. The provision for loan loss expense in the first nine months of 2001 was $675 compared to $620 in 2000, and was $225 for the three months ended September 30, 2001 compared to $290 for the same period in 2000. The total allowance for loan losses of $3,478 at September 30, 2001 increased 24.1% from $2,803 at December 31, 2000, and increased $996, or 40.1%, from $2,482 at September 30, 2000, which increases reflect growth in total loans outstanding.

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

The Company generates a monthly analysis of the allowance for loan losses, with the objective of quantifying portfolio risk into a dollar figure of inherent losses, thereby translating the subjective risk value into an objective number. Emphasis is placed on independent external loan reviews and monthly internal reviews. The determination of the allowance for loan losses is based on eight qualitative factors, applying appropriate weight to separate types or categories of loans. These factors include: levels and trends in delinquencies and non-accruals, trends in volumes and terms of loans, effects of any changes in lending policies, the experience, ability and depth of management, national and local economic trends and conditions, concentrations of credit, quality of the Company's loan review system, and regulatory requirements.

The following schedule summarizes the changes in the allowance for loan losses:



                                                  Nine Months         Nine Months         Twelve Months
                                                     Ended               Ended               Ended
                                                Sept. 30, 2001       Sept. 30, 2000     December 31, 2000
                                                --------------       --------------     -----------------
                                                                (In Thousands of Dollars)

Allowance, at beginning of period                     2,803                1,889               1,889
Provision charged against income                        675                  620                 947
Recoveries                                                3                    3                   3
Losses charged to reserve                                (3)                 (30)                (36)
                                                   --------             --------           ---------
Allowance, at end of period                        $  3,478             $  2,482           $   2,803
                                                   ========             ========           =========



Risk Elements and Non-performing Assets
---------------------------------------

Non-performing assets consist of non-accrual loans, impaired loans, restructured loans, and other real estate owned (foreclosed properties). The total non-performing assets and loans that are 90 days or more past due and still accruing interest decreased 62.4% from $542 at December 31, 2000 to $204 at September 30, 2001, and increased $13, or 6.8%, from $191 at June 30, 2001.

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

The ratio of non-performing assets and loans past due 90 days and still accruing to total assets decreased from .15% at December 31, 2000 to .04% at September 30, 2001, and was unchanged from .04% at June 30, 2001. This ratio is expected to remain at its low level relative to the Company's peers. This expectation is based on identified problem loans on September 30, 2001. As of September 30, 2001, there were $1,474 of loans for which management has identified risk factors which could impair repayment in accordance with their terms. These loans are primarily well-secured and currently performing.

Non-performing assets consist of the following:

                                             September  30,       December 31,
                                                   2001               2000
                                             --------------       ------------
                                                  (In Thousands of Dollars)

Non-accrual loans                                $   104             $    117
Impaired loans                                        84                  107
                                                 -------             --------
  Total non-performing assets                        188                  224
Loans past due 90 days and still accruing             16                  318
   Total non-performing assets and loans
      past due 90 days and still accruing        $   204             $    542
                                                 =======             ========

Total non-performing assets and loans past due 90 days and still accruing:

        As a percentage of total loans              0.06%                0.18%
        As a percentage of total assets             0.04%                0.15%

At September 30, 2001, the Bank has $44,757 of construction loans to commercial builders of single family housing and $20,502 of construction loans for non-residential commercial property in the Northern Virginia market, together representing 17.9% of total loans. These loans are made to a number of unrelated entities and generally have a term of less than one year. Adverse developments in the Northern Virginia real estate market or economy could have an adverse impact on this portfolio of loans and the Bank's income and financial position. At September 30, 2001, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of counterparts that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. Loans secured by non-farm non-residential real estate totaled $158,765 at September 30, 2001 and represent 43.6% of total loans.

Non-Interest Income
-------------------

Non-interest income increased $528, or 74.5% from $709 for the three months ended September 30, 2000 to $1,237 for the same period ended September 30, 2001. For the nine months ended September 30, 2001 non-interest income increased $1,395, or 75.1% to $3,252 from $1,857 for the same period ended September 30, 2000. Service charges and other fees grew $75 and $201 for the three months and nine months ended September 30, 2001 compared to the same period in 2000 due to growth in deposit accounts. Fees and net gains on loans held-for-sale increased $447, or 98.9%, from $452 during the three months ended September 30, 2000 to $899 for the three months ended September 30, 2001 and increased $1,183, or 107.4% from $1,102 to $2,285 for the nine months ended September 30, 2001. This significant increase in fees and net gains on loans held-for-sale is attributable to both lower interest rates and a strong housing sales market as total originations increased $66,004, or 118.5%, from $55,688 during the first nine months of 2000 to $116,692 for the six months ended September 30, 2001. Adverse changes in the local real estate market, consumer confidence, and interest rates could adversely impact the level of loans originated and held-for-sale, and the resulting fees and earnings thereon.

Non-Interest Expense
--------------------

For the three months ended September 30, 2001, non-interest expense increased $1,000, or 39.5%, compared to the same period in 2000 and increased $2,646, or 35.2%, to $10,173 for the nine months ended September 30, 2001 from $7,527 for the nine months ended September 30, 2000. Salaries and benefits for the three month and nine month periods ended September 30 accounted for $701 and $1,775, or greater than 65.0% of the total increases in non-interest expenses. Commissions associated with the significant increase in loans originated for sale and staff increases due to overall growth and branch expansion were the main reason for the increases.

Other operating expense increases of $177 and $478 for the three months and nine months ended September 30 were up 38.2% and 33.6% due to higher advertising and promotional costs in conjunction with new branch openings, professional fees associated with technology consultations, and recruitment expenses. Occupancy expense increased $104, or 21.6%, and $267, or 18.6%, for the three and nine month periods ended September 30, 2001 due to the addition of the Bank's eleventh and twelfth branches in November 2000 and April 2001.

Provision for Income Taxes
--------------------------

The Company's income tax provisions are adjusted for non-deductible expenses and non-taxable interest after applying the U.S. federal income tax rate of 34%. Provision for income taxes totaled $1,257 and $1,818 for the nine months ended September 30, 2000 and 2001, respectively.

Liquidity
---------

Liquidity is a measure of the ability to generate and maintain sufficient cash flows to fund operations and to meet financial obligations to depositors and borrowers promptly and in a cost-effective manner. Liquidity is provided through cash and cash equivalents, securities available-for-sale, mortgage loans held for sale, other loans and investment securities maturing within one year, less the amortized cost of the securities pledged as collateral for repurchase agreements, public deposits and other purposes, and less federal funds purchased. These liquidity sources increased $45,148, or 45.9% from $98,392 at December 31, 2000 to $143,540 at September 30, 2001 due to an $81,234 increase in deposits and $39,172 in proceeds from called investment securities.

Additional sources of liquidity for the Bank available to the Company include the capacity to borrow funds through established lines of credit with correspondent banks, and the Federal Home Loan Bank of Atlanta. Available funds from these liquidity sources were approximately $87,552 and $41,203 at September 30, 2001 and December 31, 2000, respectively.

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

As of September 30, 2001 the Company does not meet minimum regulatory guidelines for total risk-based capital while its wholly-owned subsidiary, Virginia Commerce Bank (the "Bank") meets minimum regulatory requirements to be classified as well capitalized. The primary indicators relied on by bank regulators in measuring the capital position are the Tier I risk-based capital, total risk-based capital and leverage ratios. Tier I capital consists of common and qualifying preferred stockholders' equity less goodwill. Total risk-based capital consists of Tier I capital, qualifying subordinated debt, and a portion of the allowance for loan losses. Risk-based capital ratios are calculated with reference to risk-weighted assets. The leverage ratio compares Tier I capital to total average assets.

The Bank's Tier I risk-based capital ratio was 6.58% at September 30, 2001, compared to 6.90% at December 31, 2000. The total risk-based capital ratio was 10.16% at September 30, 2001, compared to 10.07% at December 31, 2000. These ratios are in excess of the mandated minimum requirement of 4% and 8%, respectively. The Bank's leverage ratio was 5.30% at September 30, 2001, compared to 5.82% at December 31, 2000.The Company's Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage ratio was 6.62%, 7.54% and 5.33% respectively, at September 30,2001. The declines in the Company's and Bank's Tier I and leverage ratios are directly related to asset growth in excess of capital growth through earnings.

During the first nine months of 2001, the Company continued to borrow funds under its line of credit with a correspondent bank in order to provide capital to fund growth and expansion at the Bank. At September 30, 2001 the amount outstanding under the line of credit was $10 million representing its maximum amount available. Of the $10 million outstanding, $5 million matures December 31, 2001 and the remaining $5 million on December 31, 2002. The Company believes that borrowing under the line of credit results in enhanced results of operations and returns for existing shareholders as compared to those that would result from the sale of additional common stock, as a result the Company is in the process of negotiating a new line of credit agreement. While the Company believes that alternative sources of financing will be available, there can be no assurance that the Company will be able to fund growth with borrowed funds, that funds will continue to be available on attractive terms, or that the Company's financing costs will not increase.

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

Recent Accounting Pronouncements
--------------------------------

In July 2001, the Financial Accounting Standards Board issued two statements-Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which will potentially impact the accounting for goodwill and other intangible assets. Statement 141 eliminates the pooling method of accounting for business combinations and requires that intangible assets that meet certain criteria be reported separately from goodwill. The Statement also requires negative goodwill arising from a business combination to be recorded as an extraordinary gain. Statement 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life. The Statement requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

Upon adoption of these Statements, an organization is required to re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001. If the recorded other intangible assets do not meet the criteria for recognition, they should be classified as goodwill. Similarly, if there are other intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill. An organization also must reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly. Any negative goodwill must be written-off.

The standards generally are required to be implemented by the Company in its 2002 financial statements. The adoption of these standards will not have a material impact on the financial statements.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders- None

Item 5. Other Information - None

Item 6. Exhibits and reports on Form 8-K

        a)  Exhibits



        Exhibit No.                             Description
        -----------      ---------------------------------------------------------------------
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

                         o Virginia Commerce Bank -Virginia

                         Subsidiaries of Virginia Commerce Bank

                         o Northeast Land and Development Corporation - Virginia
                         o Virginia Commerce Insurance Agency, L.L.C. - Virginia



(1) Incorporated by reference to the same numbered exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000

       b)  Form 8-K

 On July 19, 2001, the company filed a current report on Form 8-K, under item 5 thereof, reflecting the announcement of earnings for the period ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 5, 2001          BY   /s/ Peter A. Converse
                                    ----------------------------------------
                                 Peter A. Converse, President & CEO


Date:  November 5, 2001          BY   /s/ William K. Beauchesne
                                    ----------------------------------------
                                 William K. Beauchesne , Treasurer
                                 & Chief Financial Officer