Form 10-K
period 2001-12-31
VIRGINIA COMMERCE BANCORP INC
filed 2002-03-22
CIK 1099305

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

      X   Annual report under Section 13 or 15(d) of the Securities Exchange Act
    ----- of 1934


    For the fiscal year ended December 31, 2001

          Transition report under Section 13 or 15(d) of the Securities Exchange ----- Act of 1934


    For the transition period from                 to
                                   ---------------    --------------

Commission file number: 000-28635

                         Virginia Commerce Bancorp, Inc.
             (Exact name of registrant as specified in its charter)

           Virginia                                   54-1964895
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

                   5350 Lee Highway, Arlington, Virginia 22207
         (Address of principal executive offices)        (Zip Code)

Registrant's telephone number: 703.534.0700

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock , $1.00 par value

Indicate by check mark whether the registrant; (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes   x     No
    ------     -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The issuer's revenues for the fiscal year ended December 31, 2001 were approximately $38.6 million.

The aggregate market value of the outstanding common stock held by nonaffiliates as of March 1, 2002 was approximately $51.4 million.

As of March 1, 2002, the number of outstanding shares of registrant's common stock, $1.00 par value, was 2,720,816.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are hereby incorporated by reference into this Form 10-K:

  Portions of the registrant's Annual Report to Shareholders for the Year Ended
       December 31, 2001 are incorporated byreference in part II hereof.

           Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders, to be held on April 24, 2002 are incorporated by reference in part III hereof.

                                     PART I

Item 1.  Business

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

         The Company's and the Bank's executive offices and a branch with a drive-in facility are located at 5350 Lee Highway, Arlington, Virginia. The Bank has eleven additional full service branch offices, located at: 2930 Wilson Boulevard and 6500 Williamsburg Boulevard, both in Arlington, Virginia; 1414 Prince Street, 5140 Duke Street and 506 King Street in Alexandria, Virginia, 1356 Chain Bridge Road in McLean, Virginia, 4230 John Marr Drive in Annandale, Virginia, 10777 Main Street in Fairfax, Virginia, 374 Maple Avenue East in Vienna, Virginia, 13881 G Metrotech Drive in Chantilly, Virginia and 2030 Old Bridge Road in Lake Ridge, Virginia. Additionally, the Bank maintains residential mortgage lending offices, located in Vienna and Warrenton, Virginia.

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

         The Bank's primary service area consists of the Northern Virginia suburbs of Washington DC, including Arlington County, the City of Alexandria, Fairfax County and Prince William County. This area's banking business is dominated by a small number of large commercial banks with extensive branch networks. Most are branches of national, state-wide or regional banks. The Bank's primary service area is also served by a large number of other financial institutions, including savings banks, credit unions and non-bank financial institutions such as securities brokerage firms, insurance companies and mutual funds. The Bank's primary service area is oriented toward independently owned small to medium sized businesses, light industry and firms specializing in government contracting. An increasing number of new community banking organizations have been opened in the Bank's market area, potentially representing an increased competitive threat to the Bank.

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

         The Bank provides businesses with a full range of deposit accounts, merchant bankcard services, electronic funds transfer services, lock-box services, PC banking, lines of credit for working capital, term loans and commercial real estate loans, and provides consumers with a wide array of deposit products, home equity and revolving lines of credit, installment loans and internet banking services. The Bank also issues cashier's checks and money orders, sells travelers checks and provides safe deposit boxes and other customary banking services. The Bank is not authorized to offer trust services nor does it offer international services but makes these services available to its customers through financial institutions with which the Bank has correspondent banking relationships.

         The Bank also offers a wide variety of residential mortgage loans through its mortgage lending division which are originated on a pre-sold basis to numerous investors. Offered types include conventional single family first trusts, FAA and VA mortgages for both purchase and refinance purposes. In addition, the Bank offers construction loans to both individuals and commercial builders on single family residential properties which are generally for terms of less than one year. Changes in the local real estate market and interest rates could adversely impact the level of loans originated for sale and the level of construction loans originated and outstanding, and the resulting fees and earnings thereon.

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

         On December 31, 2001, the Company had 138 full-time equivalent employees, including four executive officers. None of the Company's employees presently is represented by a union or covered under a collective bargaining agreement. Management of the Company believes that its employee relations are satisfactory. The Company does not have any employees that are not also employees of the Bank.

         Banking is dependent upon interest rate differentials. In general, the difference between the interest rate paid by the Bank on its deposits and its other borrowings and the interest rate earned by the Bank on loans, securities and other interest-earning assets comprises the major source of the Bank's earnings, while increasingly fees and net gains on mortgage loans originated for sale have made a significant contribution to the Bank's non-interest earnings. Thus, the earnings and growth of the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also of the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policy, such as seeking to curb inflation and combat recession, by its open-market activities in United States government securities, by adjusting the required level of reserves for financial institutions subject to reserve requirements and through adjustments to the discount rate applicable to borrowings by banks which are members of the Federal Reserve System. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates. The nature and timing of any future changes in such policies and their impact on the Bank cannot be predicted. In addition, adverse economic conditions could make a higher provision for loan losses a prudent course and could cause higher loan loss charge-offs, thus adversely affecting the Bank's net income.

         From time to time, new legislation or regulations are adopted which increase the cost of doing business, limit or expand permissible activities, or otherwise affect the competitive balance between banks and other financial institutions. Bills have been introduced in each of the last three Congresses which would permit banks to pay interest on checking and demand deposit accounts established by businesses, a practice which is currently prohibited by regulation. If the legislation effectively permitting the payment of interest on business demand deposits is enacted, of which there can be no assurance, it is likely that we may be required to pay interest on some portion of our non-interest bearing deposits in order to compete against other banks. As a significant portion of our deposits are non-interest bearing demand deposits established by businesses, payment of interest on these deposits could have a significant negative impact on our net income, net interest income, interest margin, return on assets and equity, and other indices of financial performance. We expect that other banks would be faced with similar negative impacts. We also expect that the primary focus of competition would continue to be based on other factors, such as quality of service.

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

         Tier 1 Capital generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 Capital), less goodwill, without adjustment for changes in the market value of securities classified as "available for sale" in accordance with FAS 115. Tier 2 Capital consists of the following: hybrid capital instruments; perpetual preferred stock which is not otherwise eligible to be included as Tier 1 Capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash and certain U.S. government and agency securities, to 100% for the bulk of assets which are typically held by a bank holding company, including commercial real estate loans, commercial business loans and consumer loans. Residential first mortgage loans on one to four family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past-due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

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

         At December 31, 2001, the Bank's Tier 1 risk based capital ratio was 6.32%, its Total risk based capital ratio was 10.09% and its Leverage Capital ratio was 5.41%. At December 31, 2001, the Company's Tier 1 Capital was 6.35%, its Total Capital was 7.41% and its Leverage Capital ratio was 5.44%.

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

         An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. Such guaranty shall be limited to the lesser of (i) an amount equal to 5.0% of the institution's total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary at such time to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized. Such a guaranty shall expire after the federal banking agency notifies the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. An institution which fails to submit a written capital restoration plan within the requisite period, including any required performance guaranty, or fails in any material respect to implement a capital restoration plan, shall be subject to the restrictions in Section 38 of the FDIA which are applicable to significantly undercapitalized institutions. At December 31, 2001, the Bank was considered to be a "well capitalized" institution for purposes of Section 38 of the FDIA.

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

         Deposit Insurance Premiums. The FDIA establishes a risk based deposit insurance assessment system. Under applicable regulations, deposit premium assessments are determined based upon a matrix formed utilizing capital categories - well capitalized, adequately capitalized and undercapitalized - defined in the same manner as those categories are defined for purposes of
Section 38 of the FDIA. Each of these groups is then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from 0.04% of insured deposits for well capitalized institutions having the lowest level of supervisory concern, to 0.31% of insured deposits for undercapitalized institutions having the highest level of supervisory concern. In general, while the Bank Insurance Fund of the FDIC ("BIF") maintains a reserve ratio of 1.25% or greater, no deposit insurance premiums are required. When the BIF reserve ratio falls below that level, all insured banks would be required to pay premiums at a uniform rate of 0.23% of insured deposits. Certain studies by the FDIC and other agencies project that the BIF will fall below the required reserve ratio in 2002, which would likely result in the imposition of deposit premiums at the uniform rate in 2003, although there can be no assurance of this.

Item 2. Properties

         The Bank offers its services from its main office, located at 5350 Lee Highway in Arlington, Virginia, and eleven additional banking offices, and its bank operations center. The Bank purchased the 5350 Lee Highway property for $1,400,000 in cash in April 1994. That property, consisting of two connected red brick buildings, contains an aggregate of approximately 18,000 square feet of space on three levels. The Bank utilizes one of the buildings, containing approximately 10,000 square feet, as the executive offices and a branch facility. In August 1995, the Bank sold the connected building which it had previously leased out, for $690,000. The Bank operates a branch located at 2930 Wilson Boulevard, Arlington, Virginia. That property, which consists of a stand alone brick building containing approximately 2,400 square feet on a parcel of approximately 18,087 square feet, was purchased by the Bank for $1,500,000 in April 1997. The Bank also operates a branch location at 5140 Duke Street, Alexandria, Virginia. That property, which consists of a two story brick building containing approximately 4,800 square feet on a parcel of approximately 16,800 square feet, was purchased by the Bank for $850,000 in April 1997. The Bank leases ten locations: the Alexandria Office, located at 1414 Prince Street, Alexandria, Virginia, consists of 2,500 square feet; the McLean Office, located at 1356 Chain Bridge Road, McLean, Virginia, consists of 1,625 square feet; the Williamsburg Boulevard Office, located at 6500 Williamsburg Road, Arlington, Virginia, consists of 1,781 square feet; the Annandale Office, located at 4230 John Marr Drive, Annandale, Virginia, consists of 2,400 square feet; the Fairfax Office, located at 10777 Main Street, Fairfax Virginia, consists of 2,038 square feet; the Vienna Office, located at 374 Maple Avenue, Vienna, Virginia, consists of 5,831 square feet; the King Street Office, located at 506 King Street, Alexandria Virginia, consists of 1,484 square feet; the Chantilly Office, located at 13881 G Metrotech Drive, Chantilly Virginia, consists of 1,950 square feet; the Lake Ridge office, located at 2030 Old Bridge Road, Lake Ridge, Virginia consists of 2,492 square feet, and the Bank's operations center, located at 14201 Sullyfield Circle, Chantilly, Virginia consists of 9,177 square feet. Generally the leases contain renewal option clauses for one or two additional five-year terms, and in some instances require payment of certain operating charges. The total rental expense under the leases was $948 thousand in 2001. The total minimum rental commitment under the leases as of December 31, 2001 is as follows: $953 thousand for 2002; $851 thousand for 2003; $802 thousand for 2004, $800 thousand for 2005 and $2.9 million for 2006 and beyond.

Item 3.  Legal Proceedings

         From time to time the Company is a participant in various legal proceedings incidental to its business. In the opinion of management, the liabilities (if any) resulting from such legal proceedings will not have a material effect on the financial position of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of the security holders of the Company during the fourth quarter of 2001.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The information required under Item 5 is hereby incorporated herein by reference from the material under the caption "Market Price of Stock and Dividends" on page 20 of the Company's Annual Report for the fiscal year ended December 31, 2001.

Item 6.  Selected Financial Data

         The information required under Item 6 is hereby incorporated herein by reference from the material under the caption "Five Year Financial Summary" on the inside over page of the Company's Annual Report for the fiscal year ended December 31, 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

         The information required under Item 6 is hereby incorporated herein by reference from the material under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" on pages 9 through 20 of the Company's Annual Report for the fiscal year ended December 31, 2001.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

         The information required under Item 7A is hereby incorporated herein by reference from the material under the caption "Asset/Liability Management and Quantitative and Qualitative Disclosures About Market Risk" on page 12 of the Company's Annual Report for the fiscal year ended December 31, 2001.

Item 8.  Financial Statements and Supplementary Data.

         The information required under Item 8 is hereby incorporated herein by reference from the material under the caption "Financial Statements" on pages 21 through 40 of the Company's Annual Report for the fiscal year ended December 31, 2001.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information required under Item 10 is hereby incorporated herein by reference from the material under the caption "Proposal I - Election of Directors" contained on pages 3 through 6, and under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 12 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2002.

Item 11.  Executive Compensation.

         The information required under Item 11 is hereby incorporated herein by reference from the material under the caption "Executive Officer Compensation and Certain Transactions," contained on pages 7 through 12 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2002.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The information required under Item 12 is hereby incorporated herein by reference from the material under the captions "Voting Securities and Principal Holders Thereof" contained on pages 2 and 3 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2002.

Item 13.  Certain Relationships and Related Transactions.

         The information required under Item 13 is hereby incorporated herein by reference from the material under the caption "Transactions with Management and Others" contained on page 10 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2002.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)   Financial Statements

                  Consolidated Balance Sheets at December 31, 2000 and 2001 Consolidated Statements of Income for the years ended December 31, 1999, 2000 and 2001
                  Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001
                  Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1999, 2000 and 2001
                  Notes to the Consolidated Financial Statements Report of Independent Auditors

(2)      Financial Statement Schedules

         All financial statement schedules have been omitted as the required information is either inapplicable or included in the consolidated financial statements or related notes.

(3)      Exhibits


   Exhibit No.                                  Description
   -----------                                  -----------

       3.1          Articles of Incorporation of Virginia Commerce Bancorp, Inc. (1)
       3.2          Bylaws of Virginia Commerce Bancorp, Inc. (1)
      10.1          1998 Stock Option Plan (1)
      10.2          Loan Agreement,  dated December 26, 2001 between Virginia Commerce Bancorp,  Inc. and
                    Provident Bank, as Lender, and related Promissory Note
      10.3          Pledge and Assignment  Agreement,  dated December 26, 2001 between Virginia  Commerce
                    Bancorp, Inc. and Provident Bank
       11           Statement Regarding Computation of Per Share Earnings
                        See Note 8 to the Consolidated Financial Statements
       13           2001 Annual Report to Stockholders
       21           Subsidiaries of the Registrant.
       23           Consent of Yount, Hyde & Barbour, PC, Independent Auditors

(1) Incorporated by reference to the same numbered exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

(B)  REPORTS ON FORM 8-K

         On October 9, 2001, the Company filed a report on Form 8-K, under Item 5, disclosing the issuance of a press release announcing third quarter earnings.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VIRGINIA COMMERCE BANCORP, INC.


                                          By: /s/ Peter A. Converse
                                             -----------------------------------
                                              Peter A. Converse, President
                                               and Chief Executive Officer
Dated:  March 21, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                  Name                                        Capacity                           Date

 /s/ Leonard Adler                                   Director                                      March 21, 2002
--------------------------------------------
Leonard Adler


 /s/ Peter A. Converse                               Director, President and Chief Executive       March 21, 2002
--------------------------------------------         Officer (Principal Executive Officer)
Peter A. Converse


 /s/ Frank L. Cowles, Jr.                            Director                                      March 21, 2002
--------------------------------------------
Frank L. Cowles, Jr.


 /s/ W. Douglas Fisher                               Chairman of the Board of Directors            March 21, 2002
--------------------------------------------
W. Douglas Fisher


 /s/ David M. Guernsey                               Vice Chairman of the Board of Directors       March 21, 2002
--------------------------------------------
David M. Guernsey


 /s/ Robert H. L'Hommedieu                           Director                                      March 21, 2002
--------------------------------------------
Robert H. L'Hommedieu


 /s/ Norris E. Mitchell                              Director                                      March 21, 2002
--------------------------------------------
Norris E. Mitchell


 /s/ Arthur L. Walters                               Director                                      March 21, 2002
--------------------------------------------
Arthur L. Walters


 /S/ William K. Beauchesne                           Treasurer and Chief Financial Officer         March 21, 2002
--------------------------------------------         (Principal Financial and Accounting Officer)
William K. Beauchesne