Form 10-Q
period 2002-03-31
VIRGINIA COMMERCE BANCORP INC
filed 2002-05-10
CIK 1099305

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2002
                               --------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    ----------------


                         Commission file number 0-28635
                                                -------

                         VIRGINIA COMMERCE BANCORP, INC.
                         -------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                 VIRGINIA                                 54-1964895
     ---------------------------------      -----------------------------------
       (State or Other Jurisdiction         (I.R.S. Employer Identification No.)
     of Incorporation or Organization)


                   5350 LEE HIGHWAY, ARLINGTON, VIRGINIA 22207
                   -------------------------------------------
                    (Address of Principal Executive Offices)

                                  703-534-0700
                                  ------------
              (Registrant's Telephone Number, Including Area Code)

                                       N/A
                                 ---------------
         (Former Name, Former Address and Former Fiscal Year, If Changed
                               Since Last Report)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X . No   .
                                      ---    ---

As of May 10, 2002, the number of outstanding shares of registrant's common stock, par value $1.00 per share was: 3,400,771

                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                         VIRGINIA COMMERCE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands of dollars except per share data)


                                                                 (Unaudited)               (Audited)
                                                                   March 31,              December 31,
ASSETS:                                                              2002                     2001
                                                                   ---------                ---------

    Cash and due from banks                                        $  47,083                $  15,155
    Securities available-for-sale (at market value)                   45,828                   42,073
    Securities held-to-maturity (market value of
        $13,881 and $11,070)                                          13,784                   10,941
    Loans held-for-sale                                                8,582                   15,842
    Loans, net of allowance for loan
         losses of $4,794 and $4,356                                 421,111                  395,108
    Bank premises and equipment, net                                   6,542                    6,238
    Accrued interest receivable                                        2,211                    2,211
    Other assets                                                       2,227                    1,943
                                                                   ---------                ---------
          TOTAL ASSETS                                             $ 547,368                $ 489,511
                                                                   =========                =========

LIABILITIES:
Deposits
    Non-interest bearing                                           $  82,202                $  66,448
    Interest-bearing                                                 382,467                  340,474
                                                                   ---------                ---------
          TOTAL DEPOSITS                                             464,669                  406,922
Securities sold under agreement to
     repurchase and federal funds purchased                           40,251                   42,452
Other borrowed funds                                                  12,400                   11,400
Other liabilities                                                      2,760                    2,517
                                                                   ---------                ---------
         TOTAL LIABILITIES                                           520,080                  463,291
                                                                   ---------                ---------

STOCKHOLDERS' EQUITY:
    Preferred stock; $1 par, 1,000,000 shares
     authorized of which none have been issued                     $      --                $      --
    Common stock; $1 par, 5,000,000 shares
     authorized; 2,720,816 issued and outstanding                      2,721                    2,721
    Surplus                                                           13,190                   13,190
    Retained earnings                                                 11,501                   10,138
    Accumulated other comprehensive income (loss),
       net of tax                                                       (124)                     171
                                                                   ---------                ---------
          TOTAL STOCKHOLDERS' EQUITY                                  27,288                   26,220
                                                                   ---------                ---------
          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                                   $ 547,368                $ 489,511
                                                                   =========                =========


Notes to consolidated financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands of dollars except per share data)
                                   (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                              2002        2001
                                                            -------      -------

INTEREST AND DIVIDEND INCOME:
Interest and fees on loans                                  $ 7,920      $ 7,039
Interest and dividends on investment securities                 736          794
Interest on federal funds sold                                   92          214
                                                            -------      -------
   Total Interest and Dividend Income                         8,748        8,047

INTEREST EXPENSE:
Deposits                                                      3,167        3,571
Repurchase agreements and federal
    funds purchased                                              74          334
Other borrowed funds                                            136          142
                                                            -------      -------
   Total Interest Expense                                     3,377        4,047
                                                            -------      -------
   Net Interest Income                                        5,371        4,000

PROVISION FOR LOAN LOSSES                                       521          270
                                                            -------      -------
   Net Interest Income After
     Provision for Loan Losses                                4,850        3,730

NON-INTEREST INCOME:

Service charges and other fees                                  406          305
Fees and net gains on loans held-for-sale                       854          564
Gain (loss) on securities sales                                  (1)          --
Other                                                             7           11
                                                            -------      -------
   Total Non-Interest Income                                  1,266          880

NON-INTEREST EXPENSE:
Salaries and employee benefits                                2,404        1,820
Occupancy expense                                               667          535
Data processing                                                 248          221
Other operating expense                                         745          612
                                                            -------      -------
   Total Non-Interest Expense                                 4,064        3,188
                                                            -------      -------
    Income before taxes on income                             2,052        1,422
Provision for income taxes                                      689          484
                                                            -------      -------
NET INCOME                                                  $ 1,363      $   938
                                                            =======      =======

    EARNINGS PER COMMON SHARE, BASIC                            .50          .35
                                                            =======      =======
    EARNINGS PER COMMON SHARE, DILUTED                          .45          .32
                                                            =======      =======

Notes to consolidated financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               For the three months ended March 31, 2002 and 2001
                            (In Thousands of Dollars)
                                   (Unaudited)



                                                                                             Accumulated
                                                                                                   Other
                                          Preferred      Common                 Retained   Comprehensive   Comprehensive
                                              Stock       Stock     Surplus     Earnings   Income (Loss)          Income     Total
                                              -----       -----     -------     --------   -------------          ------     -----
Balance, January 1, 2001                        $--     $ 2,166     $13,648     $ 5,476          $ (124)                    $21,166
Comprehensive Income:
   Net Income                                    --          --          --         938                           $  938        938
   Other comprehensive income, net of tax
     Unrealized holding gains on
     securities available-for-sale arising
     during the period (net of tax of $128)                                                                          249         --
                                                                                                                  ------
   Other comprehensive income, net of tax        --          --          --          --             249              249        249
                                                                                                                  ------
   Total comprehensive income                    --          --          --          --              --           $1,187
                                                                                                                  ======
Balance, March 31, 2001                         $--     $ 2,166     $13,648     $ 6,414          $  125                     $22,353
                                                ===     =======     =======     =======          ======                     =======




                                                                                             Accumulated
                                                                                                   Other
                                          Preferred      Common                 Retained   Comprehensive   Comprehensive
                                              Stock       Stock     Surplus     Earnings   Income (Loss)          Income     Total
                                              -----       -----     -------     --------   -------------          ------     -----


Balance, January 1, 2002                        $--     $ 2,721     $13,190     $10,138          $  171                     $26,220
Comprehensive Income:
   Net Income                                    --          --          --       1,363                           $1,363      1,363
   Other comprehensive income (loss), net of tax
     Unrealized holding losses on
     securities available-for-sale arising
     during the period (net of tax of $152)                                                                         (295)        --
                                                                                                                            -------
   Other comprehensive income (loss), net of tax --          --          --          --            (295)            (295)      (295)
                                                                                                                            -------
   Total comprehensive income                    --          --          --          --              --           $1,068
                                                                                                                  ======
Balance, March 31, 2002                         $--     $ 2,721     $13,190     $11,501          $ (124)                    $27,288
                                                ===     =======     =======     =======          ======                     =======




Notes to consolidated financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)



                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                  ----------------------------
                                                                                    2002                2001
                                                                                  --------            --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                     $  1,363            $    938
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                                     225                 197
     Provision for loan losses                                                         521                 270
     Deferred tax benefit                                                             (193)               (105)
     Amortization of security premiums and (accretion) of discounts                      9                 (53)
     Loss on sale of securities available-for-sale                                       1                  --
     Origination of loans held-for-sale                                            (44,682)            (32,214)
     Sales of loans                                                                 51,942              30,167
     Changes in other assets and other liabilities:
       Decrease in accrued interest receivable                                          --                  47
       Decrease (Increase) in other assets                                              61                 (21)
       Increase (Decrease) in other liabilities                                        243                (180)
                                                                                  --------            --------
          Net Cash Provided (Used In ) Operating Activities                       $  9,490            $   (954)
                                                                                  --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in loans                                                           (26,524)             (7,375)
   Purchase of securities available-for-sale                                       (16,425)            (31,458)
   Purchase of securities held-to-maturity                                          (3,971)                 --
   Proceeds from sales of securities available-for-sale                              1,350                  --
   Proceeds from principal payments on securities available-for-sale                 1,868                 484
   Proceeds from principal payments on securities held-to-maturity                     621                 302
   Proceeds from calls and maturities of securities available-for-sale               9,000              14,665
   Proceeds from calls and maturities of securities held to maturity                   502               6,020
   Purchase of bank premises and equipment                                            (529)               (297)
                                                                                  --------            --------
          Net Cash (Used In) Investing Activities                                 $(34,108)           $(17,659)
                                                                                  --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                       $ 57,747            $ 32,514
   Net (decrease) increase in repurchase agreements                                 (2,201)              5,274
    Net increase in other borrowed funds                                             1,000                 500
                                                                                  --------            --------
          Net Cash Provided by Financing Activities                               $ 56,546            $ 38,288
                                                                                  --------            --------

          Net Increase In Cash and Cash Equivalents                                 31,928              19,675
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                     15,155              10,952
                                                                                  --------            --------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                         $ 47,083            $ 30,627
                                                                                  ========            ========




Notes to consolidated financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    GENERAL

      The accompanying unaudited consolidated financial statements of Virginia Commerce Bancorp, Inc. and its subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions as of March 31, 2002 and December 31, 2001, and the results of operations, statements of cash flows and stockholders' equity for the three months ended March 31, 2002 and 2001.

      Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

2.    INVESTMENT SECURITIES

      Amortized cost and carrying amount (estimated market value) of securities available-for-sale are summarized as follows:



                                                                             March 31, 2002
                                                     --------------------------------------------------------------
                                                                          Gross             Gross         Estimated
                                                     Amortized       Unrealized        Unrealized            Market
                                                          Cost            Gains            Losses             Value
                                                     --------------------------------------------------------------
                                                                       (In Thousands of Dollars)

Obligations of U.S. government corporations
   and agencies                                         44,105              104              (299)           43,910
Obligations of states/political subdivisions               270                7                --               277
Federal Reserve Bank stock                                 392               --                --               392
Federal Home Loan Bank stock                             1,194               --                --             1,194
Community Bankers' Bank stock                               55               --                --                55
                                                      --------         --------          --------          --------
                                                      $ 46,016         $    111          $   (299)         $ 45,828
                                                      ========         ========          ========          ========



        Amortized cost and estimated market value of securities held-to-maturity are summarized as follows:




                                                                             March 31, 2002
                                                     --------------------------------------------------------------
                                                                          Gross             Gross         Estimated
                                                     Amortized       Unrealized        Unrealized            Market
                                                          Cost            Gains            Losses             Value
                                                     --------------------------------------------------------------
                                                                       (In Thousands of Dollars)


Obligations of U.S. government corporations
   and agencies                                          9,360              128               (26)            9,462
Obligations of states/political subdivisions             3,945               10               (42)            3,913
Domestic corporate debt obligations                        479               27                --               506
                                                      --------         --------          --------          --------
                                                      $ 13,784         $    165          $    (68)         $ 13,881
                                                      ========         ========          ========          ========


                         VIRGINIA COMMERCE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

    Securities available-for-sale at December 31, 2001 consist of the following:


                                                                         Gross             Gross         Estimated
                                                    Amortized       Unrealized        Unrealized            Market
                                                         Cost            Gains            Losses             Value
                                                     -------------------------------------------------------------
                                                                (In Thousands of Dollars)

Obligations of U.S. government corporations
   and agencies                                        40,365              256                (2)           40,619
Obligations of states/political subdivisions              270                5                --               275
Federal Reserve Bank stock                                392               --                --               392
Federal Home Loan Bank stock                              732               --                --               732
Community Bankers' Bank stock                              55               --                --                55
                                                     --------         --------          --------          --------
                                                     $ 41,814         $    261          $     (2)         $ 42,073
                                                     ========         ========          ========          ========



    Securities held-to-maturity at December 31, 2001 consist of the following:


                                                                         Gross             Gross         Estimated
                                                    Amortized       Unrealized        Unrealized            Market
                                                         Cost            Gains            Losses             Value
                                                     -------------------------------------------------------------
                                                                (In Thousands of Dollars)


Obligations of U.S. government corporations
   and agencies                                         6,017              127                --             6,144
Obligations of states/political subdivisions            3,945               16               (43)            3,918
Domestic corporate debt obligations                       979               32                (3)            1,008
                                                     --------         --------          --------          --------
                                                     $ 10,941         $    175          $    (46)         $ 11,070
                                                     ========         ========          ========          ========



3.  LOANS

    Major classifications of loans are summarized as follows:

                                                     March 31,      December 31,
                                                       2002              2001
                                                     ---------      ------------
                                                      (In Thousands of Dollars)

Commercial                                              37,552           39,153
Real estate -1-4 family residential                     52,363           60,493
Real estate -multifamily residential                    22,949           19,323
Real estate -nonfarm, nonresidential                   208,055          179,483
Real estate -construction                               99,845           94,452
Consumer                                                 6,745            8,004
                                                     ---------        ---------
   Total Loans                                         427,509          400,908
Less unearned income                                    (1,604)          (1,444)
Less allowance for loan losses                          (4,794)          (4,356)
                                                     ---------        ---------
   Loans, net                                        $ 421,111        $ 395,108
                                                     =========        =========

                         VIRGINIA COMMERCE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

4.       EARNINGS PER SHARE

       The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. The weighted average number of shares for the period ending March 31, 2001 have been restated giving effect to a five for four stock split in the form of a dividend in May 2001.



                                                  March 31, 2002                   March 31, 2001
                                                  --------------                   --------------
                                                             Per Share                          Per Share
                                             Shares             Amount         Shares              Amount
                                             ------             ------         ------              ------

Basic earnings per share                   2,720,816           $   .50        2,706,917           $   .35

Effect of dilutive securities:
  Stock options                              203,562                            107,821
  Warrants                                   131,194                             99,937
                                           ---------                          ---------

Diluted earnings per share                 3,055,572           $   .45        2,914,675           $   .32
                                           =========                          =========



5.  CAPITAL REQUIREMENTS

         A comparison of the Company's and its wholly-owned subsidiary's, Virginia Commerce Bank (the "Bank") capital as of March 31, 2002 with the minimum regulatory guidelines is as follows:

                                                 Minimum       Minimum to be
                                    Actual      Guidelines   "Well-Capitalized"
                                    ------      ----------   ------------------

Total Risk-Based Capital:
     Company                         7.34%         8.00%          --
     Bank                           10.05%         8.00%       10.00%

Tier 1 Risk-Based Capital:
     Company                         6.24%         4.00%          --
     Bank                            6.22%         4.00%        6.00%

Leverage Ratio:
    Company                          5.34%         4.00%          --
    Bank                             5.32%         4.00%        5.00%

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Forward-Looking Statements
--------------------------

This management's discussion and analysis and other portions of this report, contain forward-looking statements within the meaning of the Securities and Exchange Act of 1934, as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. In some cases, forward-looking statements can be identified by use of words such as "may," "will," "anticipates," "believes," "expects," "plans," "estimates," "potential," "continue," "should," and similar words or phrases. These statements are based upon current and anticipated economic conditions, nationally and in the Company's market, interest rates and interest rate policy, competitive factors, and other conditions which by their nature, are not susceptible to accurate forecast, and are subject to significant uncertainty. Because of these uncertainties and the assumptions on which this discussion and the forward-looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward-looking statements. The Company does undertake to update any forward-looking statements to reflect occurrences or events that may not have been anticipated as of the date of such statements.

General
------

The following presents management's discussion and analysis of the consolidated financial condition and results of operations of Virginia Commerce Bancorp, Inc. and subsidiaries (the "Company") as of the dates and for the periods indicated. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto, and other financial data appearing elsewhere in this report. The Company is the parent bank holding company for Virginia Commerce Bank (the "Bank"), a Virginia state chartered bank that offers a full range of banking services through twelve branch offices, principally to individuals and small to medium-size businesses in the Metropolitan Washington, D.C. area.

Critical Accounting Policies
----------------------------

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimatable and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

Our allowance for loan losses has three basic components: the specific allowance, the formula allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The specific allowance is used to individually allocate an allowance for loans identified for impairment testing. Impairment testing includes consideration of the borrower's overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral. These factors are combined to estimate the probability and severity of inherent losses. When impairment is identified, then a specific reserve is established based on the Company's calculation of the loss embedded in the individual loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment. The formula allowance is used for estimating the loss on internally risk rated loans exclusive of those identified for impairment testing. The loans meeting the criteria for special mention, substandard, doubtful and loss, as well as, impaired loans are segregated from performing loans within the portfolio. Internally classified loans are then grouped by loan type (commercial, commercial real estate, commercial construction, residential real estate, residential construction or installment). Each loan type is assigned an allowance factor based on management's estimate of the associated risk, complexity and size of the individual loans within the particular loan category. Classified loans are assigned a higher allowance factor than non-rated loans due to management's concerns regarding collectibility or management's knowledge of particular elements surrounding the borrower. Allowance factors grow with the worsening of the internal risk rating. The unallocated formula is used to estimate the loss of non-classified loans and loans identified for impairment testing for which no impairment was identified. These un-criticized loans are also segregated by loan type and allowance factors are assigned by management based on delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of management, national and local economic trends, concentrations of credit, quality of loan review system and the effect of external factors (i.e. competition and regulatory requirements). The factors assigned differ by loan type. The unallocated allowance captures losses whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowance.

Results of Operations
---------------------

Total assets increased $57.9 million, or 11.8%, from $489.5 million at December 31, 2001 to $547.4 million at March 31, 2002, as total deposits grew $57.8 million, or 14.2%, from $406.9 million to $464.7 million, repurchase agreements decreased $2.2 million, or 5.2%, and other borrowed funds increased $1 million from $11.4 million to $12.4 million.

Loans, net of allowance for loan losses, increased $26 million, or 6.6%, from $395.1 million at December 31, 2001 to $421.1 million at March 31, 2002, and represented 90.6% of total deposits at March 31, 2002 compared to 97.1% at December 31, 2001. The bulk of loan growth was provided by non-farm nonresidential real estate loans which increased $28.6 million, or 15.9%, from $179.5 million to $208.1 million during the three months ended March 31, 2002. Real estate construction loans represented the second largest dollar increase rising $5.3 million, or 5.7%, from $94.5 million to $99.8 million during the period, while multifamily residential real estate loans increased $3.6 million, or 18.8%, from $19.3 million at December 31, 2001 to $22.9 million at March 31, 2002. All other loan categories declined with commercial purpose loans falling $1.6 million, 1-4 family residential mortgages decreasing by $8.1 million and consumer purpose loans falling $1.3 million, or 15.7%. Loans held-for-sale fell $7.2 million from $15.8 million at December 31, 2001 to $8.6 million at March 31, 2002 with $44.7 million in originations and $51.9 million in sales. Sales exceeded originations due to the high level of outstandings at December 31, 2001. Originations for the three month period ended March 31, 2001 were $32.2 million.

With the increase in loans trailing deposit growth during the three month period, cash and cash equivalents grew $31.9 million, or 210.7%, from $15.2 million at December 31, 2001 to $47.1 million at March 31, 2002, and investment securities increased $6.6 million, or 12.5%, during the same period. Deposit growth included a $42 million increase in interest bearing deposits from $340.5 million at December 31, 2001 to $382.5 million at March 31, 2002 and a $15.7 million, or 23.7%, increase in non-interest bearing demand deposits. Deposit growth has continued to be strong due to the Bank's increasing market visibility and branch expansion.

Stockholders' equity increased $1.1 million from $26.2 million at December 31, 2001 to $27.3 million at March 31, 2002 on earnings of $1.4 million and a decline in accumulated other comprehensive income of $295 thousand, net of tax. Subsequent to March 31, 2002, a five for four stock split was paid on April 12, 2002 increasing the number of outstanding shares from 2,720,816 to 3,400,771.

Net income of $1.4 million for the first quarter ended March 31, 2002, increased $425 thousand, or 45.3% compared to $938 thousand for the same period in 2001, as net interest income increased $1.4 million, or 34.3%, and non-interest income increased $386 thousand, or 43.9%, from $880 thousand to $1.3 million. Diluted earnings per share were $0.45 compared to $0.32, an increase of 40.6%. Return on average assets and return on average equity for the first quarter were 1.1% and 20.6% respectively versus 1.0% and 17.4% for the same period in 2001.

Net Interest Income
-------------------

Net interest income grew $1.4 million, or 34.3% from $4.0 million for the three months ended March 31, 2001 to $5.4 million for the three month period ended March 31, 2002. Growth in total average earning assets from $371.2 million to $491.4 million was the main reason for the increase while an increase in the net interest margin of seven basis points from 4.26% during the first three months of 2001 to 4.33% for the three months ended March 31, 2002 also contributed. Due to lower interest rates, the yield on earning assets decreased one hundred and fifty-five basis points from 8.67% for the quarter ended March 31, 2001 to 7.12% for the quarter ended March 31, 2002; however, the average rate paid on interest bearing liabilities dropped one hundred and ninety basis points from 5.23% to 3.33%. The Company expects its net interest margin to remain at its current to possibly a higher level, although there can be no assurance. This expectation is based on a number of factors including the anticipation that market interest rates will begin to slowly move upward in 2002, a high level of certificates of deposits expected to reprice at lower rates, and the high level of non-interest bearing cash and cash equivalents which are available for deployment into interest bearing loans and securities.

The following table shows the average balance sheets for each of the three months ended March 31, 2002 and 2001. In addition, the amounts of interest earned on earning assets, with related yields on a tax-equivalent basis, and interest expense on interest-bearing liabilities, with related rates, are shown. Loans placed on a non-accrual status are included in the average balances. Net loans fees included in interest income on loans totaled $363 thousand and $253 thousand for 2002 and 2001, respectively.


                                                 Three Months Ended March 31,
                                -----------------------------------------------------------------
                                             2002                               2001
                                -----------------------------------------------------------------
                                            Interest    Average               Interest    Average
                                 Average     Income-    Yields     Average     Income-    Yields
   (Dollars in thousands)        Balance     Expense    /Rates     Balance     Expense    /Rates
                                -----------------------------------------------------------------

ASSETS

Securities (1)                  $ 53,599     $  736      5.49%     $ 47,408    $  794      6.70%
Loans, before allowance for
  losses                         415,563      7,920      7.62%      307,912     7,039      9.14%

Federal funds sold                22,234         92      1.66%       15,894       214      5.39%
                                -----------------------------------------------------------------
Total Earning Assets            $491,396     $8,748      7.12%     $371,214     $8,047     8.67%
Non-earning assets                25,749                            15,914
                                --------                          --------
TOTAL ASSETS                    $517,145                          $387,128
                                ========                          ========

LIABILITIES AND STOCKHOLDERS
EQUITY

Interest-bearing deposits       $365,107     $3,167      3.52%    $275,445      $3,571     5.26%
Fed Funds purchased and
  securities sold U/A to
  repurchase                      35,404         74       .85%      30,558         334     4.43%

Other borrowed funds              11,241        136      4.84%       7,411         142     7.66%
                                -----------------------------------------------------------------
TOTAL INTEREST-BEARING          $411,752     $3,377      3.33%    $313,414      $4,047     5.23%
LIABILITIES
Demand deposits and other
  non-interest  bearing
  liabilities                     78,520                            51,855
                                --------                          --------

TOTAL LIABILITIES               $490,272                          $365,269

Stockholders' equity              26,873                            21,859
                                --------                          --------
TOTAL LIABILITIES AND           $517,145                          $387,128
STOCKHOLDERS' EQUITY            ========                          ========

Interest rate spread                                     3.79%                             3.44%

Net interest income and                      $5,371      4.33%                  $4,000     4.26%
  margin



(1) Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholder's equity. Average yields on securities are stated on a tax equivalent basis.

Allowance for Loan Losses / Provision for Loan Loss Expense
-----------------------------------------------------------

The provision for loan losses is based upon management's estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. For the three months ended March 31, 2002 there were $89 thousand in charge-offs compared to no charge-offs for the same period ended March 31, 2001. The provision for loan loss expense in the first three months of 2002 was $521 thousand compared to $270 thousand in 2001. The total allowance for loan losses of $4.8 million at March 31, 2002 increased 10.1% from $4.4 million at December 31, 2001, and increased $1.7 million, or 56.0%, from $3.1 million at March 31, 2001. Increases in the provisions and the total allowance for loan losses are due to two reasons. First, an increase in total loans outstanding of $26.6 million from $400.9 million at December 31, 2001 to $427.5 million at March 31, 2002, as compared to an increase of $7.4 million in the first three months of 2001, and an increase of $115.6 million, or 37.1%, from $311.9 million at March 31, 2001 to $427.5 million at March 31, 2002. Second, an increase in real estate construction and non-farm non-residential real estate loans as a percentage of total loans from 68.3% at March 31, 2001 to 72.0% at March 31, 2002.

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

The Company generates a monthly analysis of the allowance for loan losses, with the objective of quantifying portfolio risk into a dollar figure of inherent losses, thereby translating the subjective risk value into an objective number. Emphasis is placed on independent external loan reviews and monthly internal reviews. The determination of the allowance for loan losses is based on eight qualitative factors and one quantitative factor for each category and type of loan along with any specific allowance for adversely classified loans within each category. Each factor is assigned a percentage weight and that total weight is applied to each loan category. Factors are different for each category. Qualitative factors include: levels and trends in delinquencies and non-accruals, trends in volumes and terms of loans, effects of any changes in lending policies, the experience, ability and depth of management, national and local economic trends and conditions, concentrations of credit, quality of the Company's loan review system, and regulatory requirements. The total allowance required thus changes as the percentage weight assigned to each factor is increased or decreased due to its particular circumstance, as the various types and categories of loans change as a percentage of total loans and as specific allowance is required due to an increase in adversely classified loans.

The following schedule summarizes the changes in the allowance for loan losses:



                                               Three Months           Three Months        Twelve Months
                                                  Ended                  Ended                Ended
                                              March 31, 2002         March 31, 2002     December 31, 2001
                                              --------------         --------------     -----------------

Allowance, at beginning of period                  4,356                  2,803                2,803
Provision charged against income                     521                    270                1,572
Recoveries:
     Consumer loans                                    5                      1                    2
     Commercial loans                                  1                     --                    2
Losses charged to reserve:
     Consumer loans                                  (39)                    --                  (23)
     Commercial loans                                (50)                    --                   --
                                                 -------                -------              -------
Net (charge-offs) recoveries                         (83)                     1                  (19)
Allowance, at end of period                      $ 4,794                $ 3,074              $ 4,356
                                                 =======                =======              =======

Ratio of  net charge-offs during the
 period to average loans outstanding
 for the period:                                     .02%                    --                  .01%



Risk Elements and Non-performing Assets
---------------------------------------

Non-performing assets consist of non-accrual loans, impaired loans, restructured loans, and other real estate owned (foreclosed properties). The total non-performing assets and loans that are 90 days or more past due and still accruing interest decreased 14.6% from $554 thousand at December 31, 2001 to $473 thousand at March 31, 2002.

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

The ratio of non-performing assets and past due loans to total loans decreased from .13% at December 31, 2001 to .11% at March 31, 2002. This ratio is expected to remain at its low level relative to the Company's peers; however, it may increase from its current level. This expectation is based on identified problem loans on March 31, 2002. As of March 31, 2002, there were $2.6 million of loans for which management has identified risk factors which could impair repayment in accordance with their terms, including compared to $2.6 million at December 31, 2001. These loans are mostly for commercial business purpose, are currently performing and generally are well-secured.

Non-performing assets consist of the following:

                                              March 31,  December 31,
                                                2002        2001
                                                ----        ----
                                            (In Thousands of Dollars)

Non-accrual loans                               $103        $106
Impaired loans                                   295         119
                                                ----        ----
  Total non-performing assets                    398         225
Loans past due 90 days and still accruing         75         329
  Total non-performing assets and loans
     past due 90 days and still accruing        $473        $554
                                                ====        ====

Total non-performing assets and loans
  past due 90 days and still accruing:

        As a percentage of total loans          0.11%       0.13%
        As a percentage of total assets         0.09%       0.11%

At March 31, 2002, the Bank has $50.5 million of construction loans to commercial builders of single family housing in the Northern Virginia market, representing 11.8% of total loans. These loans are made to a number of unrelated entities and generally have a term of less than one year. Adverse developments in the Northern Virginia real estate market or economy could have an adverse impact on this portfolio of loans and the Bank's income and financial position. At March 31, 2002, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of counterparts that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. Loans secured by non-farm nonresidential real estate in the Northern Virginia market totaled $208.1 million at March 31, 2002 and represent 48.7% of total loans.

Non-Interest Income
-------------------

Non-interest income increased $386 thousand, or 43.9% from $880 for the three months ending March 31, 2001 to $1.3 million for the same period ended March 31, 2002. Service charges and other fees grew $101 thousand, or 33.1%, due to growth in deposit accounts. Fees and net gains on loans held-for-sale increased $290 thousand, or 51.4%, from $564 thousand during the first three months of 2001 to $854 thousand for the three months ended March 31, 2002 as total originations of loans held-for-sale increased from $32.2 million to $44.7 million. Loans classified as held-for-sale are originated on a pre-sold, servicing released basis, and carried on the balance sheet at the lower of cost or market. Adverse changes in the local real estate market, consumer confidence, and interest rates could adversely impact the level of loans originated and held-for-sale, and the resulting fees and earnings thereon.

Non-Interest Expense
--------------------

For the three months ended March 31, 2002, non-interest expense increased $876 thousand, or 27.5% compared to the same period in 2001. Salaries and benefits accounted for $584 thousand of the total increase, with commissions associated with the increase in loans rising $155 thousand and staff increases due to overall growth and branch expansion accounting for the difference. Occupancy expense increased $132 thousand due to the addition of the Bank's twelfth branch location in April 2001 and additional facilities for the Company's Operations Department. Other operating expenses increased $133 thousand, or 21.7% with advertising costs higher by $46 thousand.

Provision for Income Taxes
--------------------------

The Company's income tax provisions are adjusted for non-deductible expenses and non-taxable interest after applying the U.S. federal income tax rate of 34%. Provision for income taxes totaled $484 thousand and $689 thousand for the three months ending March 31, 2001 and 2002, respectively.

Liquidity
---------

The Company's principal sources of liquidity and funding are its deposit base. The level and maturity of deposits necessary to support the Company's lending and investment activities is determined through monitoring loan demand. Considerations in managing the Company's liquidity position include, but are not limited to, scheduled cash flows from existing loans and investment securities, anticipated deposit activity, and projected needs from anticipated extensions of credit. The Company's liquidity position is monitored daily by management to maintain a level of liquidity conducive to efficiently meet current needs and is evaluated for both current and longer term needs as part of the asset/liability management process.

The Company measures total liquidity through cash and cash equivalents, securities available-for-sale, mortgage loans held-for-sale, other loans and investment securities maturing within one year, less securities pledged as collateral for repurchase agreements, public deposits and other purposes, and less any outstanding federal funds purchased. These liquidity sources increased $40.6 million, or 32.4%, from $125.3 million at December 31, 2001 to $165.9 million at March 31, 2002

Additional sources of liquidity available to the Company include the capacity to borrow funds through established lines of credit with various correspondent banks, and the Federal Home Loan Bank of Atlanta. Available funds from these liquidity sources were approximately $29.2 million and $18.8 million at March 31, 2002 and December 31, 2001, respectively.

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

The capital position of the Bank continues to meet regulatory requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios. Tier 1 capital consists of common and qualifying preferred stockholders' equity less goodwill. Total risk-based capital consists of Tier 1 capital, qualifying subordinated debt, and a portion of the allowance for loan losses. Risk-based capital ratios are calculated with reference to risk-weighted assets. The leverage ratio compares Tier 1 capital to total average assets. The Bank's Tier 1 risk-based capital ratio was 6.22% at March 31, 2002, compared to 6.32% at December 31, 2001. The total risk-based capital ratio was 10.05% at March 31, 2002, compared to 10.09% at December 31, 2001. These ratios are in excess of the mandated minimum requirement of 4.00% and 8.00%, respectively. The Bank's leverage ratio was 5.32% at March 31, 2002 compared to 5.41% at December 31, 2001. The Company's Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage ratio was 6.24%, 7.34% and 5.34%, respectively, at March 31, 2002.

During the first three months of 2002, the Company continued to borrow funds under a $12 million line of credit with a correspondent bank in order to provide capital to fund growth and expansion at the Bank. At March 31, 2002, the amount outstanding under the line of credit was $12 million, as compared to $11 million at December 31, 2001. Under terms of the agreement the Company was required to find a participating lender for a one-third interest in the line of credit by April 30, 2002. As a participating lender had not agreed to purchase a one-third interest by April 30, 2002, the Company will pay down the amount outstanding to an amount no greater than $8 million on or before June 30, 2002. Although the reduction of the outstanding balance of the loan may cause the Bank to become less than well capitalized for regulatory purposes at June 30, 2002, the Company does not anticipate any long term adverse effects from the reduction.

One March 26, 2002 the Company announced a proposed public offering, on a preemptive rights basis to existing shareholders only, of newly issued shares of its common stock, $1.00 par value for a total offering price of up to approximately $7 million. Proceeds of the offering by the Company will be used to pay down borrowings under the Company's line of credit, to increase the capital position of the Company and the Bank, including restoring the Bank to a well capitalized position, and to support future growth.

The ability of the Company to continue growth is dependent on its ability to obtain additional funds for contribution to the Bank's capital, through additional borrowing, the sale of additional common stock, or otherwise. In the event that the Company is unable to obtain additional capital for the Bank on a timely basis the growth of the Company and the Bank may be curtailed, and the Company and the Bank may be required to reduce their level of assets in order to maintain compliance with regulatory capital requirements. Under those circumstances net income and the rate of growth of net income may be adversely affected.

Recent Accounting Pronouncements
--------------------------------

There have been on new accounting pronouncements to disclose since the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Based on information available to the Company, there are no additional disclosures necessary to asses changes in information about market risk that have occurred since December 31, 2001.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Changes in Securities and Use of Proceeds- None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and reports on Form 8-K

        a)  Exhibits



        Exhibit No.                                    Description
        -----------          ----------------------------------------------------------------------

             3.1             Articles of Incorporation of Virginia Commerce Bancorp, Inc. (1)

             3.2             Bylaws of Virginia Commerce Bancorp, Inc. (1)

            10.1             1998 Stock Option Plan (1)

            10.2             Loan Agreement, dated December 26, 2001 between Virginia
                              Commerce Bancorp, Inc. and Provident Bank, as Lender, and
                              related Promissory Note (2)

            10.3             Pledge and Assignment Agreement, dated December 31, 2001
                              between Virginia Commerce Bancorp, Inc. and Provident Bank (2)

             11              Statement Regarding Computation of Per Share Earnings- See Note 4
                              to the Consolidated Financial Statements included in this report.

             21              Subsidiaries of the Registrant.
                             o   Virginia Commerce Bank -Virginia

                             Subsidiaries of Virginia Commerce Bank
                             o   Northeast Land and Development Corporation - Virginia
                             o   Virginia Commerce Insurance Agency, L.L.C. - Virginia



(1) Incorporated by reference to the same numbered exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

(2) Incorporated by reference to the same numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

        b)  Form 8-K

On January 17, 2002, the Company filed a Current Report on Form 8-K, under Item 5 thereof, reflecting the announcement of earnings for the year ended December 31, 2001.

On February 27, 2002, the Company filed a Current Report on Form 8-K, under Item 5 thereof, reflecting the announcement of the declaration of a 5 for 4 stock split in the form of a 25% stock dividend, payable on April 12, 2002, to holders of record on March 15, 2002.

On March 26, 2002, the Company filed a Current Report on Form 8-K, under Item 5 thereof, reflecting the announcement of its intent to file a registration statement with the Securities and Exchange Commission for a proposed public offering, on a preemptive rights basis to existing shareholders only, of newly issued shares of its common stock, $1.00 par value, for a total offering price of up to approximately $7 million.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 10, 2002              BY  /s/ Peter A. Converse
                                    -------------------------------------------
                                    Peter A. Converse, President & CEO


Date:  May 10, 2002              BY  /s/ William K. Beauchesne
                                    -------------------------------------------
                                    William K. Beauchesne , Treasurer
                                    & Chief Financial Officer