Form 10-Q
period 2002-06-30
VIRGINIA COMMERCE BANCORP INC
filed 2002-08-01
CIK 1099305

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended JUNE 30, 2002
                               -------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                 to
                               --------------     ---------------------


                         Commission file number 0-28635
                                                -------

                         VIRGINIA COMMERCE BANCORP, INC.
             -----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          VIRGINIA                                      54-1964895
---------------------------------           ------------------------------------
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



                                       N/A
                ------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)




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

As of August 1 2002, the number of outstanding shares of registrant's common stock, par value $1.00 per share was: 3,693,043

                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                         VIRGINIA COMMERCE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands of dollars except per share data)



                                                          (Unaudited)       (Audited)
                                                            June 30,       December 31,
ASSETS:                                                       2002             2001
                                                          -----------------------------

   Cash and due from banks                                 $  18,345        $  15,155
   Securities available-for-sale (at market value)            49,802           42,073
   Securities held-to-maturity (market value of
     $14,025 and $11,070)                                     13,644           10,941
   Federal funds sold                                         11,388               --
   Loans held-for-sale                                         4,174           15,842
   Loans, net of allowance for loan
     losses of $5,111 and $4,356                             468,934          395,108
   Bank premises and equipment, net                            6,846            6,238
   Accrued interest receivable                                 2,486            2,211
   Other assets                                                2,221            1,943
                                                           --------------------------
      TOTAL ASSETS                                         $ 577,840        $ 489,511
                                                           ==========================
LIABILITIES:
   Deposits
      Non-interest bearing demand deposits                 $  92,692        $  66,448
      Savings and interest bearing demand deposits           157,534          132,811
      Time deposits                                          255,474          207,663
                                                           --------------------------
      TOTAL DEPOSITS                                         505,700          406,922
   Securities sold under agreement to
     repurchase and federal funds purchased                   31,268           42,452
   Other borrowed funds                                        8,400           11,400
   Other liabilities                                           2,623            2,517
                                                           --------------------------
      TOTAL LIABILITIES                                      547,991          463,291

 STOCKHOLDERS' EQUITY:
   Preferred stock; $1 par, 1,000,000 shares
      authorized of which none have been issued            $      --        $      --
    Common stock; $1 par, 5,000,000 shares authorized;
       3,400,771 and 2,720,816 issued and outstanding          3,401            2,721
    Surplus                                                   12,510           13,190
    Retained earnings                                         13,369           10,138
    Accumulated other comprehensive income,
     net of tax                                                  569              171
                                                           --------------------------
       TOTAL STOCKHOLDERS' EQUITY                             29,849           26,220
       TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                              $ 577,840        $ 489,511
                                                           ==========================




                Notes to consolidated financial statements are an
                       integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands of dollars except per share data)
                                   (Unaudited)



                                                            Three Months Ended                  Six Months Ended
                                                                  June 30,                            June 30,
                                                           ---------------------               --------------------
                                                           2002             2001               2002            2001
                                                           ----             ----               ----            ----


INTEREST AND DIVIDEND INCOME:
  Interest and fees on loans                             $  8,728         $  7,373         $ 16,648          $ 14,413
  Interest and dividends on investment
    securities                                                832              834            1,568             1,628
  Interest on federal funds sold                               74              228              166               443
                                                         --------         --------         --------          --------
    Total Interest and Dividend Income                      9,634            8,435           18,382            16,484

INTEREST EXPENSE:
  Deposits                                                  3,345            3,737            6,513             7,309
  Securities sold under agreement to
    repurchase and federal funds purchased                     67              288              141               622
  Other borrowed funds                                        151              129              286               271
                                                         --------         --------         --------          --------
    Total Interest Expense                                  3,563            4,154            6,940             8,202
                                                         --------         --------         --------          --------
    Net Interest Income                                     6,071            4,281           11,442             8,282

PROVISION FOR LOAN LOSSES                                     322              180              843               450
                                                         --------         --------         --------          --------
  Net Interest Income After
     Provision for Loan Losses                              5,749            4,101           10,599             7,832

NON-INTEREST INCOME:
  Service charges and other fees                              367              303              773               607
  Fees and net gains on loans held-for-sale                   818              822            1,672             1,386
  Gains (losses) on sale of securities                         --               --               (1)               --
  Other                                                         9               10               17                22
                                                         --------         --------         --------          --------
   Total Non-Interest Income                                1,194            1,135            2,461             2,015

NON-INTEREST EXPENSE:
  Salaries and employee benefits                            2,386            1,990            4,790             3,809
  Occupancy expense                                           720              578            1,387             1,114
  Data processing                                             258              240              506               461
  Other operating expense                                     752              647            1,497             1,260
                                                         --------         --------         --------          --------
    Total Non-Interest Expense                              4,116            3,455            8,180             6,644
                                                         --------         --------         --------          --------
    Income before taxes on income                           2,827            1,781            4,880             3,203
  Provision for income taxes                                  952              605            1,642             1,090
                                                         --------         --------         --------          --------
NET INCOME                                               $  1,875         $  1,176         $  3,238          $  2,113
                                                         ========         ========         ========          ========

EARNINGS PER COMMON SHARE, BASIC                             0.55             0.35             0.95              0.62
                                                         ========         ========         ========          ========
EARNINGS PER COMMON SHARE, DILUTED                           0.48             0.32             0.84              0.57
                                                         ========         ========         ========          ========



               Notes to consolidated financial statements are an
                       integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the six months ended June 30, 2002 and 2001
                            (In Thousands of Dollars)
                                   (Unaudited)



                                                                                        Accumulated
                                                                                              Other
                                              Preferred   Common            Retained  Comprehensive   Comprehensive
                                                  Stock    Stock   Surplus  Earnings  Income (Loss)          Income      Total
                                              --------------------------------------------------------------------------------
Balance, January 1, 2001                      $   --     $ 2,166  $ 13,648  $ 5,476        $  (124)                  $ 21,166
Comprehensive income:
  Net Income                                      --          --        --    2,113                      $ 2,113        2,113
  Other comprehensive income, net of tax
    Unrealized holding gains on securities
    available-for-sale arising during the
    period (net of tax of $99)                                                                               192
                                                                                                         -------
  Other comprehensive income, net of tax          --          --        --       --            192           192          192
                                                                                                         -------
  Total comprehensive income                      --          --        --       --             --       $ 2,305           --
                                                                                                         =======
Issuance of common stock-
  25% stock split                                 --         541      (541)      --             --                         --
Cash paid in lieu of fractional shares            --          --        --       (4)            --                         (4)
                                              ------     -------  --------  --------       -------                   --------
Balance, June 30, 2001                        $   --     $ 2,707  $ 13,107  $ 7,585        $    68                   $ 23,467
                                              ======     =======  ========  ========       =======                   ========



                                                                                        Accumulated
                                                                                              Other
                                              Preferred   Common            Retained  Comprehensive   Comprehensive
                                                  Stock    Stock   Surplus  Earnings         Income          Income      Total
                                              --------------------------------------------------------------------------------
Balance, January 1, 2002                      $   --     $ 2,721  $ 13,190  $ 10,138       $   171                   $ 26,220
Comprehensive income:
  Net Income                                      --          --        --     3,238                     $ 3,238        3,238
  Other comprehensive income, net of tax
    Unrealized holding gains on securities
    available-for-sale arising during the
    period (net of tax of $205)                                                                              398
                                                                                                         -------
  Other comprehensive income, net of tax          --          --        --        --           398           398          398
                                                                                                         -------
  Total comprehensive income                      --          --        --        --            --       $ 3,636           --
                                                                                                         =======
Issuance of common stock-
  25% stock split                                 --         680      (680)       --            --                         --
Cash paid in lieu of fractional shares            --          --        --        (7)           --                         (7)
                                              ------     -------  --------  --------       -------                   --------
Balance, June 30, 2002                        $   --     $ 3,401  $ 12,510  $ 13,369       $   569                   $ 29,849
                                              ======     =======  ========  ========       =======                   ========


               Notes to consolidated financial statements are an
                       integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)



                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                       -----------------------------
                                                                                         2002                2001
                                                                                         ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                                         $  3,238            $  2,113
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                                      474                 414
         Provision for loan losses                                                          843                 450
         Deferred tax benefit                                                              (300)               (173)
         Amortization of security premiums and (accretion) of discounts                       9                 (33)
         Loss on sale of securities available-for-sale                                        1                  --
         Origination of loans held-for-sale                                             (86,299)            (77,782)
         Sales of loans                                                                  97,967              69,897
         Changes in other assets and other liabilities:
            Increase in accrued interest receivable                                        (275)                (55)
            Increase in other assets                                                       (183)               (203)
            Increase (decrease) in other liabilities                                        107                (385)
                                                                                       ----------------------------
              Net Cash Provided (Used In) Operating Activities                         $ 15,582            $ (5,757)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in loans                                                               (74,669)            (40,634)
    Purchase of securities available-for-sale                                           (23,650)            (35,432)
    Purchase of securities held-to-maturity                                              (4,371)             (1,382)
    Proceeds from sales of securities available-for-sale                                  1,350                  --
    Proceeds from principal payments on securities available-for-sale                     3,169               1,929
    Proceeds from principal payments on securities held-to-maturity                       1,160                 790
    Proceeds from calls and maturities of securities available-for-sale                  12,000              23,665
    Proceeds from calls and maturities of securities held-to-maturity                       502               6,020
    Purchase of bank premises and equipment                                              (1,082)               (878)
                                                                                       ----------------------------
              Net Cash (Used In) Investing Activities                                  $(85,591)           $(45,922)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                                           $ 98,778            $ 81,389
    Net (decrease) increase in repurchase agreements                                    (11,184)              9,037
    Net (decrease) increase in other borrowed funds                                      (3,000)                500
    Cash paid in lieu of fractional shares                                                   (7)                 (4)
                                                                                       ----------------------------
              Net Cash Provided by Financing Activities                                $ 84,587            $ 90,922

              Net Increase In Cash and Cash Equivalents                                  14,578              39,243

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                          15,155              10,952
                                                                                       ----------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                              $ 29,733            $ 50,195
                                                                                       ============================



               Notes to consolidated financial statements are an
                       integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    GENERAL

      The accompanying unaudited consolidated financial statements of Virginia Commerce Bancorp, Inc. and its subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions as of June 30, 2002 and December 31, 2001, the results of operations for the three and six months ended June 30, 2002 and 2001, and statements of cash flows and stockholders' equity for the six months ended June 30, 2002 and 2001.

      Operating results for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

2.    INVESTMENT SECURITIES

       Amortized cost and carrying amount (estimated market value) of securities available-for-sale are summarized as follows:



                                                                             June 30, 2002
                                                     ------------------------------------------------------------
                                                                          Gross            Gross        Estimated
                                                     Amortized       Unrealized       Unrealized           Market
                                                          Cost            Gains           Losses           Value
                                                     ------------------------------------------------------------
                                                                       (In Thousands of Dollars)

Obligations of U.S. government corporations
  and agencies                                       $  47,031          $   844          $    --          $47,875
Obligations of state/political subdivisions                270               16               --              286
Federal Reserve Bank stock                                 392               --               --              392
Federal Home Loan Bank stock                             1,194               --               --            1,194
Community Bankers' Bank stock                               55               --               --               55
                                                     ------------------------------------------------------------
                                                     $  48,942          $   860          $    --          $49,802
                                                     ============================================================



      Amortized cost and estimated market value of securities held-to-maturity are summarized as follows:


                                                                             June 30, 2002
                                                     ------------------------------------------------------------
                                                                          Gross            Gross        Estimated
                                                     Amortized       Unrealized       Unrealized           Market
                                                          Cost            Gains           Losses           Value
                                                     ------------------------------------------------------------
                                                                       (In Thousands of Dollars)


Obligations of U.S. government corporations
  and agencies                                       $   8,819          $   250          $    --          $ 9,069
Obligations of states/political subdivisions             4,345               86               --            4,431
Domestic corporate debt obligations                        480               45               --              525
                                                     ------------------------------------------------------------
                                                     $  13,644          $   381          $    --          $14,025
                                                     ============================================================



                         VIRGINIA COMMERCE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

      Securities available-for-sale at December 31, 2001 consist of the following:


                                                                         Gross             Gross         Estimated
                                                    Amortized       Unrealized        Unrealized            Market
                                                         Cost            Gains            Losses             Value
                                                    --------------------------------------------------------------
                                                                       (In Thousands of Dollars)

Obligations of U.S. government
 corporations and agencies                           $ 40,365         $    256          $     (2)         $ 40,619
Obligations of states/political subdivisions              270                5                --               275
Federal Reserve Bank stock                                392               --                --               392
Federal Home Loan Bank stock                              732               --                --               732
Community Bankers' Bank stock                              55               --                --                55
                                                     -------------------------------------------------------------
                                                     $ 41,814         $    261          $     (2)         $ 42,073
                                                     =============================================================


     Securities held-to-maturity at December 31, 2001 consist of the following:



                                                                         Gross             Gross         Estimated
                                                    Amortized       Unrealized        Unrealized            Market
                                                         Cost            Gains            Losses             Value
                                                    --------------------------------------------------------------
                                                                       (In Thousands of Dollars)

Obligations of U.S. government
  corporations and agencies                          $  6,017         $    127          $     --          $  6,144
Obligations of states/political subdivisions            3,945               16               (43)            3,918
Domestic corporate debt obligations                       979               32                (3)            1,008
                                                     -------------------------------------------------------------
                                                     $ 10,941         $    175          $    (46)         $ 11,070
                                                     =============================================================



3.  LOANS

      Major classifications of loans are summarized as follows:



                                                              June 30, 2002          December 31, 2001
                                                              ----------------------------------------
                                                                       (In Thousand of Dollars)

      Commercial                                                 $  39,658                $  39,153
      Real estate -1-4 family residential                           74,073                   60,493
      Real estate -multifamily residential                          24,799                   19,323
      Real estate -non-farm, non-residential                       214,953                  179,483
      Real estate -construction                                    115,088                   94,452
      Consumer                                                       7,392                    8,004
                                                                 ----------------------------------
        Total Loans                                                475,963                  400,908
      Less unearned income                                          (1,918)                  (1,444)
      Less allowance for loan losses                                (5,111)                  (4,356)
                                                                 ----------------------------------
        Loans, net                                               $ 468,934                $ 395,108
                                                                 ==================================


                         VIRGINIA COMMERCE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

4. EARNINGS PER SHARE

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. The weighted average number of shares for the period ended June 30, 2001 have been restated giving effect to a five for four stock split in the form of a dividend in April 2002.


                                                            June 30, 2002                         June 30, 2001
                                                            -------------                         -------------
                                                                              Per                                 Per
                                                                            Share                               Share
                                                       Shares              Amount              Shares          Amount
                                                       ------              ------              ------          ------
Basic earnings per share                            3,400,771               $ .95           3,383,398           $ .62
Effect of dilutive securities:
  Stock options                                       273,949                                 160,381
  Warrants                                            168,461                                 132,681
                                                    ---------                               ---------
Diluted earnings per share                          3,843,181               $ .84           3,676,460           $ .57
                                                    =========               =====           =========           =====


5. CAPITAL REQUIREMENTS

A comparison of the Company's and its wholly-owned subsidiary's, Virginia Commerce Bank (the "Bank") capital as of June 30, 2002 with the minimum regulatory guidelines is as follows:


                                                                                 Minimum              Minimum to be
                                                         Actual                Guidelines          "Well-Capitalized"
                                                         ------                ----------          ------------------
  Total Risk-Based Capital:
     Company                                              7.17%                     8.00%                        --
     Bank                                                 8.81%                     8.00%                    10.00%

  Tier 1 Risk-Based Capital:
     Company                                              6.10%                     4.00%                        --
     Bank                                                 5.24%                     4.00%                     6.00%

  Leverage Ratio:
      Company                                             5.21%                     4.00%                        --
      Bank                                                4.48%                     4.00%                     5.00%



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

General
-------

The following presents management's discussion and analysis of the consolidated financial condition and results of operations of Virginia Commerce Bancorp, Inc. and subsidiaries (the "Company") as of the dates and for the periods indicated. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto, and other financial data appearing elsewhere in this report. The Company is the parent bank holding company for Virginia Commerce Bank (the "Bank"), a Virginia state chartered bank that offers a full range of banking services through thirteen branch offices, principally to individuals and small to medium-size businesses in the Metropolitan Washington, D.C. area.

Critical Accounting Policies
----------------------------

During the quarter ended June 30, 2002 there were no changes in critical accounting policies as reflected in the last report.

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

Results of Operations
---------------------

Total assets increased $88.3 million, or 18.0%, from $489.5 million at December 31, 2001 to $577.8 million at June 30, 2002 as total deposits grew $98.8 million, or 24.3%, from $406.9 million to $505.7 million. As deposit growth outpaced assets, the balance in other funding sources declined with securities sold under agreement to repurchase and federal funds purchased decreasing $11.2 million, or 26.4%, from $42.5 million at December 31, 2001 to $31.3 million and other borrowed funds decreasing $3 million from $11.4 million to $8.4 million as of June 30, 2002.

Total loans, net of allowance for loan losses, increased $73.8 million, or 18.7%, from $395.1 million at December 31, 2001 to $468.9 million at June 30, 2002, and represented 92.7% of total deposits at June 30, 2002 compared to 97.1% at December 31, 2001. The bulk of loan growth was provided by non-farm non-residential real estate loans which increased $35.5 million, or 19.8%, from $179.5 million to $215.0 million during the six months ended June 30, 2002. Real estate construction loans represented the second largest dollar increase rising $20.6 million, or 21.9%, from $94.5 million to $115.1 million during the period, while 1-4 family residential mortgage loans increased $13.6 million, or 22.5%, from $60.5 million at December 31, 2001 to $74.1 million at June 30, 2002. Loans on multi-family residential properties also increased during the six month period rising $5.5 million, or 28.3%, from $19.3 million at December 31, 2001 to $24.8 million, while only a slight increase of $505 thousand was recognized in commercial purpose loans and a decline occurred in the outstanding balance of consumer (non-real estate) purpose loans of $612 thousand, or 7.7%, from $8.0 million to $7.4 million as of June 30, 2002.

Loans held-for-sale which represent 1-4 family residential real estate loans originated on a pre-sold basis to various investors, fell $11.6 million from $15.8 million at December 31, 2001 to $4.2 million at June 30, 2002 with $86.4 million in originations and $98.0 million in sales. Sales exceeded originations during the period due to a high level of loans held-for-sale at December 31, 2001 which represented a back-log in investor funding.

With the increase in loans trailing deposit growth during the six month period, cash and cash equivalents grew $14.6 million, or 96.2%, from $15.1 million at December 31, 2001 to $29.7 million at June 30, 2002 and investment securities increased $10.4 million, or 19.7%, during the same period. Deposit growth occurred in all categories with non-interest bearing demand deposits increasing $26.3 million, or 39.5%, from $66.4 million to $92.7 million, savings and interest bearing demand deposits rising $24.7 million, or

18.6%, and time deposits growing by $47.8 million, or 23.0%, from $207.7 million at December 31, 2001 to $255.5 million at June 30, 2002.

Growth for the three months ended June 30, 2002 was similar to what the Company experienced for the six month period with total assets rising $30.4 million, or 5.6%, from $547.4 million at March 31, 2002 to $577.8 million at June 30, 2002, total deposits increasing $41.0 million from $464.7 million to $505.7 million, securities sold under agreement to repurchase and federal funds purchased falling $9.0 million, or 22.3%, and total loans, net of allowance for loan losses, growing $47.8 million, or 11.4%, from $421.1 million at March 31, 2002 to $468.9 million at June 30, 2002. By category, loan growth was somewhat different for the three month versus six month period ended June 30, 2002, with the bulk of the loan growth provided by 1-4 family residential real estate loans which increased $21.7 million, or 41.5%. Real estate construction loans again represented the second largest dollar increase, rising $15.2 million, while growth in non-farm non-residential real estate loans slowed to $6.9 million, or 3.3%, compared to the 19.8% growth rate for the entire six month period ended June 30, 2002.

For the six months ended June 30, 2002 net income of $3.2 million reflected an increase of 53.2% compared to $2.1 million for the six months ended June 30, 2001 as net interest income increased $3.2 million, or 38.2%, non-interest income rose $446 thousand, or 22.1%, and non-interest expense was up $1.6 million, or 23.1%. Provisions for loan losses increased $393 thousand from $450 thousand for the six months ended June 30, 2001 to $843 thousand for the six months ended June 30, 2002. Diluted earnings per share of $0.84 were up $0.27, or 47.4% from $0.57 for the comparable period in 2001. The Company's annualized return on average assets and return on average equity were 1.21% and 23.50% for the current six month period compared to 1.04% and 19.09% for the six months ended June 30, 2001.

For the three months ended June 30, 2002 net income of $1.9 million increased $699 thousand, or 59.4% compared to $1.2 million for the same period in 2001 as net interest income rose $1.8 million, non-interest income increased by $59 thousand and non-interest expenses were up $661 thousand. Provisions for loan losses also increased from $180 thousand for the three months ended June 30, 2001 to $322 thousand for this recent three month period. Diluted earnings per share increased $0.16 from $0.32 for the three months ended June 30, 2001 to $0.48 for the three month period ended June 30, 2002.

Overall, strong loan growth and an increase in the Company's net interest margin, have driven the Company's net interest income higher while lower mortgage rates have provided consistent to higher levels of fees and net gains within the Company's mortgage lending operations. Loan loss provisions have risen consistent with the strong growth in loans while earnings have further benefited from on-going cost containment efforts as reflected in the decline of non-interest expense as a percentage of total revenue sources.

Stockholders' equity increased $3.6 million from $26.2 million at December 31, 2001 to $29.8 million at June 30, 2002 on earnings of $3.2 million and an increase in accumulated other comprehensive income of $398 thousand, net of tax. On April 12, 2002 the Company recorded a five for four stock split increasing the number of shares outstanding by 679,955 from 2,720,816 to 3,400,771. In July 2002, the Company issued 500 shares on exercised options and 291,772 shares due to a rights offering bringing the total number of shares outstanding to 3,693,043. Gross proceeds from the rights offering were $7.0 million.

Net Interest Income
-------------------

Net interest income increased $3.2 million, or 38.2%, from $8.2 million for the six months ended June 30, 2001 to $11.4 million for the six month period ended June 30, 2002. Growth in total average earning assets outstanding from $392.1 million during the first six months of 2001 to $515.7 million for the current six month period and an increase in the net interest spread from 3.47% to 3.85% were the contributing factors as the net interest margin on earning assets grew from 4.22% for the six months ended June 30, 2001 to 4.39% for the six month period ended June 30, 2002. As interest rates fell significantly during 2001 the Company's yield on earning assets dropped 131 basis points from 8.41% for the six months ended June 30, 2001 to 7.10% for the six months ended June 30, 2002, while the average rate paid on interest bearing liabilities decreased 169 basis points from 4.94% to 3.25%, as a result the net interest spread grew 38 basis points.

This higher interest rate spread for the first six months of 2002 is indicative of the Company having had an asset sensitive interest rate risk position for most of 2001 as Federal Reserve interest rate reductions pushed asset yields down since loans, the majority of which are floating or variable rate repriced quickly while interest-bearing liabilities, the majority of which are one-year and eighteen month fixed rate certificates of deposit did not reprice as fast. As these rate reductions ceased in the later part of 2001 and the Company moved to a slightly liability sensitive interest rate risk position by year end, yields on earning assets stabilized while high levels of certificates of deposit continued to reprice in 2002, further pushing down the cost of interest bearing liabilities and increasing the net interest margin. With expectations for interest rates to remain within current levels for the remainder of 2002, having had most of the certificates of deposits bearing rates above currently offered rates already repriced, and with the Company having moved to a more neutral interest rate risk position as of June 30, 2002, the Company expects its current net interest margin to remain fairly stable, although there can be no assurance.

The following table shows the average balance sheets for each of the six months ended June 30, 2002 and 2001. In addition, the amounts of interest earned on earning assets, with related yields on a tax-equivalent, and interest expense on interest-bearing liabilities, with related rates, are shown. Loans placed on a non-accrual status are included in the average balances. Net loan fees included in interest income on loans totaled $706 thousand and $468 thousand for 2002 and 2001, respectively.


                                                                  Six Months Ended June 30,
                                        ------------------------------------------------------------------------------
                                                          2002                                   2001
                                        ------------------------------------------------------------------------------
                                                          Interest      Average                 Interest       Average
                                              Average      Income-      Yields      Average      Income-       Yields
    (Dollars in thousands)                    Balance      Expense      /Rates      Balance      Expense       /Rates
ASSETS
Securities(1)                                $ 58,756      $ 1,568       5.41%     $  50,792     $ 1,628        6.41%
Loans, before allowance for losses            437,012       16,648       7.58%       322,797      14,413        8.93%
Federal funds sold                             19,936          166       1.66%        18,493         443        4.79%
                                        ------------------------------------------------------------------------------
Total Earning Assets                        $ 515,704     $ 18,382       7.10%     $ 392,082    $ 16,484        8.41%
Non-earning assets                             25,740                                 16,500
                                            ---------                              ---------
TOTAL ASSETS                                $ 541,444                              $ 408,582
                                            =========                              =========
LIABILITIES AND
  STOCKHOLDERS' EQUITY

Interest-bearing deposits                   $ 383,923      $ 6,513       3.42%     $ 290,950     $ 7,309        5.02%
Fed funds purchased and, securities
  sold U/A to repurchase                       34,897          141       0.82%        33,460         622        3.75%
Other borrowed funds                           11,726          286       4.86%         7,657         271        7.04%
                                        ------------------------------------------------------------------------------
TOTAL INTEREST-BEARING LIABILITIES          $ 430,546      $ 6,940       3.25%     $ 322,067     $ 8,202        4.94%

Demand deposits and other
  non-interest bearing liabilities             83,114                                 54,184
                                            ---------                              ---------
TOTAL LIABILITIES                           $ 513,660                              $ 386,251
Stockholders' equity                           27,784                                 22,331
                                            ---------                              ---------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                      $ 541,444                              $ 408,582
                                            =========                              =========
Interest rate spread                                                     3.85%                                  3.47%
Net interest income and margin                           $  11,442       4.39%                  $  8,282        4.22%


---------------------

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

Allowance for Loan Losses / Provision for Loan Loss Expense
-----------------------------------------------------------

The provision for loan losses is based upon management's estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. For the six months ended June 30, 2002 charge-offs totaled $113 thousand compared to $1 thousand for the same period ended June 30, 2001. The provision for loan loss expense in the first six months of 2002 was $843 thousand compared to $450 in 2001, and was $180 thousand for the three months ended June 30, 2001 compared to $322 for the same period in 2002. The total allowance for loan losses of $5.1 million at June 30, 2002 increased 17.3% from $4.4 million at December 31, 2001, and increased $1.9 million, or 57.1%, from $3.2 million at June 30, 2001. These increases in both the provision for loan loss expense and the total allowance for loan losses are reflective of increases in charge-offs, increases in identified potential problem loans and the growth in loans as net loans outstanding increased $73.8 million, or 18.7%, from $395.1 million at December 31, 2001 to $468.9 million at June 30, 2002 and increased $127.9 million, or 37.5%, from $341.0 million at June 30, 2001. Identified potential problem loans increased from $46 thousand at June 30, 2001 to $2.2 million as of June 30, 2002. Charge-offs for the six months ended June 30, 2002 were $113 thousand compared to $1 thousand for the six months ended June 30, 2001.

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

The Company generates a monthly analysis of the allowance for loan losses, with the objective of quantifying portfolio risk into a dollar figure of inherent losses, thereby translating the subjective risk value into an objective number. Emphasis is placed on independent external loan reviews and monthly internal reviews. The determination of the allowance for loan losses is based on applying and summing the results of eight qualitative factors and one quantitative factor to each category of loans along with any specific allowance for impaired and adversely classified loans within the particular category. Each factor is assigned a percentage weight and that total weight is applied to each loan category. The resulting sum from each loan category is then combined to arrive at a total allowance for all categories. Factors are different for each loan category. Qualitative factors include: levels and trends in delinquencies and non-accruals, trends in volumes and terms of loans, effects of any changes in lending policies, the experience, ability and depth of management, national and local economic trends and conditions, concentrations of credit, quality of the Company's loan review system, and regulatory requirements. The total allowance required thus changes as the percentage weight assigned to each factor is increased or decreased due to its particular circumstance, as the various types and categories of loans change as a percentage of total loans and as specific allowances are required due to an increase in impaired and adversely classified loans.

The following schedule summarizes the changes in the allowance for loan losses:



                                                        Six Months          Six Months            Twelve Months
                                                          Ended                Ended                  Ended
                                                      June 30, 2002        June 30, 2001        December 31, 2001
                                                    ------------------------------------------------------------------
                                                                        (In Thousands of Dollars)
Allowance, at beginning of period                         $ 4,356              $ 2,803                   $ 2,803
Provision charged against income                              843                  450                     1,572
Recoveries:
   Consumer loans                                              24                    2                         2
   Commercial loans                                             1                   --                         2
Losses charged to reserve:
   Consumer loans                                             (57)                  (1)                      (23)
   Commercial loans                                           (56)                  --                        --
                                                           ------               ------                    ------
Net (charge-offs) recoveries                                  (88)                   1                       (19)
Allowance, at end of period                               $ 5,111              $ 3,254                   $ 4,356
                                                          =======              =======                   =======

Ratio of net charge-offs during the period to
average loans outstanding for the period:                    .02%                   --                      .01%


Risk Elements and Non-performing Assets
---------------------------------------

Non-performing assets consist of non-accrual loans, impaired loans, restructured loans, and other real estate owned (foreclosed properties). The total non-performing assets and loans that are 90 days or more past due and still accruing interest decreased 35.6% from $554 thousand at December 31, 2001 to $357 at June 30, 2002, and increased $166 thousand, or 86.9%, from $191 thousand at June 30, 2001.

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

The ratio of non-performing assets and loans past due 90 days and still accruing to total assets decreased from 0.14% at December 31, 2001 to 0.08% at June 30, 2002, and increased from 0.06% at June 30, 2001. This ratio is expected to remain at its low level relative to the Company's peers; however it may increase from its current level. This expectation is based on identified potential problem loans on June 30, 2002. As of June 30, 2002, there were $2.2 million of loans for which management has identified risk factors which could impair repayment in accordance with their terms, compared to $2.6 million at December 31, 2001. These loans are mostly for commercial business purposes, are currently performing and generally are well-secured.

Non-performing assets consist of the following:


                                               June 30, 2002         June 30, 2001          December 31, 2001
                                            ----------------------------------------------------------------------
                                                                  (In Thousands of Dollars)

Non-accrual loans                                   $ 70                  $ 99                      $ 106
Impaired loans                                       287                    92                        119
                                                   -----                  ----                      -----
  Total non-performing assets                        357                   191                        225
Loans past due 90 days and still
  accruing                                            --                    --                        329
  Total non-performing assets and
   loans past due 90 days and
   still accruing                                  $ 357                 $ 191                      $ 554
                                                   =====                 =====                      =====

     As a percentage of total loans                0.08%                 0.06%                      0.14%
     As a percentage of total assets               0.06%                 0.04%                      0.11%

Loan Concentrations
-------------------

At June 30, 2002 the Company had $60.3 million of construction loans to commercial builders of single family housing and $29.7 million of construction loans for non-residential commercial property in the Northern Virginia market, together representing 18.9% of total loans. These loans are made to a number of unrelated entities and generally have a term of less than one year. In addition, the Company has $25.1 million of construction loans to individuals for single family housing representing 5.3% of total loans. Adverse developments in the Northern Virginia real estate market or economy and substantial increases in mortgage interest rates could have an adverse impact on these groups of loans and the Bank's income and financial position. At June 30, 2002, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. Loans secured by non-farm non-residential real estate totaled $214.9 million at June 30, 2002 and represent 45.2% of total loans.

Non-Interest Income
-------------------

Non-interest income increased $446 thousand, or 22.1%, from $2.0 million for the six months ended June 30, 2001 to $2.5 million for the same period ended June 30, 2002. Service charges and other fees grew $166 thousand, or 27.4%, from $607 thousand for the six months ended June 30, 2001 to $773 thousand for the current six month period due to overall growth in deposit accounts. Fee and net gains on loans held-for-sale increased $286 thousand, or 20.6%, from $1.4 million in 2001 to $1.7 million for the six months ended June 30, 2002 as originations increased from $77.8 million during the first six months of 2001 to $86.3 million for the comparable period in 2002. Sales also increased rising $28.1 million from $69.9 million in 2001 to $98.0 million in the first six months of 2002. These higher levels of originations and subsequent sales are attributable to both continued lower interest rates and a strong local housing market. For the three months ended June 30, 2002 non-interest income increased $59 thousand, or 5.2% with an increase of $64 thousand in service charges and other fees.

Loans classified as held-for-sale represent loans on 1-4 family residential real estate, originated on a pre-sold and servicing released basis to various investors, and carried on the balance sheet at the lower of cost or market. Adverse changes in the local real estate market, consumer confidence, and interest rates could adversely impact the level of loans originated and held-for-sale, and the resulting fees and earnings thereon.

Non-Interest Expense
--------------------

For the three months ended June 30, 2002, non-interest expense increased $661, or 19.1%, compared to the same period in 2001 and increased $1.6 million, or 23.1%, from $6.6 million for the six months ended June 30, 2001 to $8.2 million for the six months ended June 30, 2002. Salaries and benefits for the three month and six month periods ended June 30 accounted for $396 thousand and $981 thousand, respectively, or greater than 60% of the total increases in non-interest expenses. Commissions associated with the significant increase in loans and staff increases due to overall growth and branch expansion were the main reason for the increases.

Occupancy expense, which includes rents, depreciation, and equipment/systems costs, increased $142 thousand, or 24.6%, and $273 thousand, or 24.5% for the three and six months periods ended June 30, 2002 due to the opening of the Bank's twelfth (March 2001) and thirteenth (May 2002) branch locations and investment in new and expanded computer systems for both internal use and customer related electronic banking services. Other operating expense increases of $105 thousand and $237 for the three months and six months ended June 30 were up 16.2% and 18.8% due mostly to higher advertising and promotional costs in conjunction with the new branch openings. As a percentage of total revenue sources (net interest and non-interest income) non-interest expense fell from 63.8% for the three months ended June 30, 2001 to 56.7% for the same period in 2002, and fell from 64.5% during the first six months of 2001 to 58.8% for the six months ended June 30, 2002.

Provision for Income Taxes
--------------------------

The Company's income tax provisions are adjusted for non-deductible expenses and non-taxable interest after applying the U.S. federal income tax rate of 34%. Provision for income taxes totaled $1.1 million and $1.6 million for the six months ended June 30, 2001 and 2002, respectively.

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

The Company measures total liquidity through cash and cash equivalents, securities available-for-sale, mortgage loans held-for-sale, other loans and investment securities maturing within one year, less securities pledged as collateral for repurchase agreements, public deposits and other purposes, and less any outstanding federal funds purchased. These liquidity sources increased $31.2 million, or 24.9%, from

$125.3 million at December 31, 2001 to $156.5 million at June 30, 2002 as net loans, as a percentage of total deposits, declined from 97.1% at December 31, 2001 to 92.7% at June 30, 2002.

Additional sources of liquidity available to the Company include the capacity to borrow funds through established lines of credit with various correspondent banks, and the Federal Home Loan Bank of Atlanta. Available funds from these liquidity sources were approximately $29.6 million and $29.2 million at June 30, 2002 and December 31, 2001, respectively.

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

The capital position of the Bank continues to meet regulatory requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios. Tier 1 capital consists of common and qualifying preferred stockholders' equity less goodwill. Total risk-based capital consists of Tier 1 capital, qualifying subordinated debt, and a portion of the allowance for loan losses. Risk-based capital ratios are calculated with reference to risk-weighted assets. The leverage ratio compares Tier 1 capital to total average assets for the most recent quarter end. The Bank's Tier 1 risk-based capital ratio was 5.24% at June 30, 2002, compared to 6.32% at December 31, 2001. The total risk-based capital ratio was 8.81% at June 30, 2002, compared to 10.09% at December 31, 2001. These ratios are in excess of the mandated minimum requirement of 4.00% and 8.00%, respectively. The Bank's leverage ratio was 4.48% at June 30, 2002 compared to 5.41% at December 31, 2001 and is also in excess of the mandated minimum requirement of 4.00%. Based on these ratios, the Bank is considered "adequately capitalized" under regulatory prompt corrective action guidelines. The Company's Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage ratio was 6.10%, 7.17% and 5.21%, respectively, at June 30, 2002.

During the first three months of 2002, the Company continued to borrow funds under a $12 million line of credit with a correspondent bank in order to provide capital to fund growth and expansion at the Bank. At March 31, 2002, the amount outstanding under the line of credit was $12 million, as compared to $11 million at December 31, 2001. Under terms of the agreement the Company was required to find a participating lender for a one-third interest in the line of credit by April 30, 2002. As a participating lender did not materialize to purchase a one-third interest by April 30, 2002, the Company was required to pay down the amount outstanding to $8 million as of June 30, 2002. Although the reduction of the outstanding balance of the loan caused the Bank to become less than well capitalized for regulatory purposes at June 30, 2002, on a pro-form basis, due to the successful completion of a preemptive rights offering, the Bank will be well capitalized for regulatory purposes as of July, 31, 2002.

On June 3, 2002 the Company began offering, on a preemptive rights basis to existing shareholders only, newly issued shares of its common stock, $1.00 par value, at a price of $24.00 per share for a total offering amount of up to approximately $8 million. The offering was closed on July 30, 2002 with gross proceeds received of $7.0 million and 291,772 shares issued. Proceeds of the offering will be used by the Company to increase the capital position of the Company and the Bank, including restoring the Bank to a well capitalized position, and to support future growth.

The ability of the Company to continue growing will continue to be dependent on its level of earnings and its ability to obtain additional funds for contribution to the Bank's capital, through additional borrowing, the sale of additional common stock, or otherwise. In the event that the Company is unable to obtain additional capital for the Bank on a timely basis the growth of the Company and the Bank may be curtailed, and the Company and the Bank may be required to reduce their level of assets in order to maintain compliance with regulatory capital requirements. Under those circumstances net income and the rate of growth of net income may be adversely affected.

Recent Accounting Pronouncements
--------------------------------

There have been no new accounting pronouncements to disclose since the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the Company is exposed to market risk, or interest rate risk, as its net income is largely dependent on its net interest income. Market risk is managed by the Company's Asset/Liability Management Committee which formulates and monitors the performance of the Company based on established levels of market risk as dictated by policy. In setting certain tolerance levels, or limits on market risk, the Committee considers the impact on earnings and capital, the level and general direction of interest rates, liquidity, local economic conditions and other factors. Interest rate risk, or interest sensitivity, can be defined as the amount of forecasted net interest income that may be gained or lost due to favorable or unfavorable movements in interest rates. Interest rate risk, or sensitivity, arises when the maturity or repricng of interest-bearing assets differs from the maturity or repricing of interest-bearing liabilities and as a result of the difference between total interest-bearing assets and interest-bearing liabilities. The Company seeks to manage interest sensitivity while enhancing net interest income by periodically adjusting this asset/liability position.

One of the tools used by the Company to assess interest sensitivity on a monthly basis is the static gap analysis which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing within various time periods. It is the Company's goal to limit the one-year cumulative difference to plus or minus 10% of total interest-earning assets in an attempt to limit changes in future net interest income from sudden changes in market interest rates. The following table shows a gap analysis reflecting the earlier of the maturity or repricing dates for various assets and liabilities as of June 30, 2002. At that point in time, the Company had a cumulative net asset sensitive twelve-month gap position of $1.8 million, or a positive 0.32% of total earning assets as compared to a net liability sensitive position of a negative 7.60% as of March 31, 2002 and a negative 4.20% at December 31, 2001 The current position is generally flat or neutral but would indicate that earnings should improve slightly in a rising interest rate environment as more assets would reprice than liabilities; however, this measurement represents a static position as of a single day and is not necessarily indicative of the Company's position at any other point in time, does not take into account the sensitivity of yields and costs of specific assets and liabilities to changes in market rates, and does not take into account the specific timing of when changes to a specific asset or liability will occur. More accurate measures of interest sensitivity are provided to the Company using earnings simulation models.



                                                                     Interest Sensitivity Periods
                                         --------------------------------------------------------------------------------------
June 30, 2002                                     Within          91 to 365        Over 1 to 5           Over
(Dollars in thousands)                           90 Days               Days              Years        5 Years            Total
-------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS

Securities, at amortized cost                  $  12,832          $  13,882          $  19,280       $ 16,591        $  62,585

Federal funds sold                                11,388                 --                 --             --           11,388

Loans, before loan loss reserves                 184,706             71,611            198,799         23,103          478,219
-------------------------------------------------------------------------------------------------------------------------------
Total earning assets                           $ 208,926          $  85,493          $ 218,079       $ 39,694        $ 552,192
-------------------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES

Savings and interest bearing                   $ 108,267          $  18,220          $  31,047       $     --        $ 157,534
  demand deposits

Time deposits                                     22,692            104,199            128,515             68          255,474

Securities sold under agreement to
  repurchase and federal funds                    31,268                 --                 --             --           31,268
  purchased

Other borrowings                                   8,000                 --                400             --            8,400
-------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities             $ 170,227          $ 122,419          $ 159,962       $     68        $ 452,676
-------------------------------------------------------------------------------------------------------------------------------
Cumulative maturity / interest                 $  38,699          $   1,773          $  59,890       $ 99,516        $  99,516
  sensitivity gap
As % of total earnings assets                      7.01%               0.32%             10.85%         18.08%
-------------------------------------------------------------------------------------------------------------------------------


In order to more closely measure interest sensitivity, the Company uses earnings simulation models on a quarterly basis. These models utilize the Company's financial data and various management assumptions as to growth and earnings to forecast a base level of net interest income and earnings over a one-year period. This base level of earnings is then shocked assuming a sudden 200 basis points increase or decrease in interest rates. The most recent earnings simulation model was run based on data as of March 31, 2002. Consistent with the net liability sensitive position of a negative 7.60% at that time the model projected net income would decrease by 2.9% if interest rates would immediately rise by 200 basis points and also decrease by 0.5% if interest rates suddenly fell by 200 basis points, as a majority of the Company's interest-bearing liabilities would not reprice similarly to loans and investment securities due to their already low rates. The Company has set a limit on this measurement of interest sensitivity to a maximum decline in earnings of 20%. Since the earnings model uses numerous assumptions regarding the effect of changes in interest ___ rates on the timing and extent of repricing characteristics, future cash flows and customer behavior, the model cannot precisely estimate net income and the effect on net income from sudden changes in interest rates. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Changes in Securities and Use of Proceeds

        Changes in Securities - None

        Use of Proceeds: On June 3, 2002, the Company's first registration statement under the Securities Act of 1933, on Form S-2 (No. 333-86084), relating to its initial registered offering of common stock, $1.00 par value, on a rights offering basis to shareholders as of record on June 4, 2002, was declared effective by the Securities and Exchange Commission, and the offering commenced. The offering related to an aggregate of up to 291,786 shares of common stock, at an offering price of $24.00 per share, for an aggregate offering price of 7,002,864, subject to increase by an additional 41,548 shares, for additional proceeds of $997,152.

        On July 31, 2002, the offering was completed. We accepted subscriptions for and sold an aggregate of 291,772, for gross proceeds of $7,001,712. Aggregate expenses of the offering were approximately $50,000, resulting in net proceeds of the offering of approximately $6,951,712. No person or entity underwrote the offering, which was made through the efforts of the directors and executive officers. None of such directors or officers received any special compensation in connection with the offering.

        As of August 1, 2001, all of the proceeds of the offering have been contributed to the capital of the Bank for use in support of its lending and investment activities.

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders

        On April 24, 2002, the annual meeting of shareholders of the Company was held for the purpose of electing eight (8) directors to serve until the next annual meeting and until their successors are duly elected and qualified.

        The name of each director elected at the meeting, and the votes cast for such persons, who constitute the entire Board of Directors in office following the meeting, are set forth below.




                  Name                    For       Against/Withheld    Abstentions      Broker Non-votes
                  ----                    ---       ----------------    -----------      ----------------
              Leonard Adler             2,443,871        2,567              125                none

              Peter A. Converse         2,446,438         -0-               125                none

              Frank L. Cowles           2,441,681        4,757              125                none

              W. Douglas Fisher         2,446,438         -0-               125                none

              David M. Guernsey         2,446,438         -0-               125                none

              Robert H. L'Hommedieu     2,443,871        2,567              125                none

              Norris E. Mitchell        2,444,248        2,190              125                none

              Arthur L. Walters         2,441,681        4,757              125                none



Item 5. Other Information - None

Item 6. Exhibits and reports on Form 8-K

        a)  Exhibits


           Exhibit No.                            Description
           -----------      ----------------------------------------------------------------
              3.1           Articles of Incorporation of Virginia Commerce Bancorp, Inc. (1)
              3.2           Bylaws of Virginia Commerce Bancorp, Inc. (1)
             10.1           1998 Stock Option Plan (1)
             10.2           Loan Agreement, dated December 26, 2001 between Virginia
                            Commerce Bancorp, Inc. and Provident Bank, as Lender, and
                            Related Promissory Note (2)
             10.3           Pledge and Assignment Agreement, dated December 31, 2001
                            between Virginia Commerce Bancorp, Inc. and Provident Bank (2)
             11             Statement Regarding Computation of Per Share Earnings-See Note 4 to
                            Consolidated Financial Statements included in this report.

             21             Subsidiaries of the Registrant.
                            o   Virginia Commerce Bank -Virginia

                            Subsidiaries of Virginia Commerce Bank

                            o   Northeast Land and Development Corporation - Virginia
                            o   Virginia Commerce Insurance Agency, L.L.C. - Virginia

----------------------

(1) Incorporated by reference to the same numbered exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999

(2) Incorporated by reference to the same numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2001


        b)  Form 8-K

 On April 11, 2002, the Company filed a current report on Form 8-K, under item 5 thereof, reflecting the announcement of earnings for the period ended March 31, 2002.

On May 30, 2002, the Company filed a current report on Form 8-K, reflecting the announcement of the terms of its offering of shares of common stock to current shareholders on a preemptive rights basis. Each holder of record, as of the close of business on June 4, 2002, will be entitled to purchase 0.0858 newly issued shares of common stock for each share held on the record date, at an offering price of $24.00 per share. The maximum aggregate number of shares to be issued is approximately 291,786, provided, however, that the Company reserves the right to sell up to an additional 41,548 at the same offering price under oversubscription privileges, for a total offering of up to $8 million.

On July 31, 2002, the Company filed a current report on Form 8-K, reflecting the announcement of the closing of its rights offering of shares of its common stock to shareholders of record as of the close of business on June 4, 2002. Subscriptions for 291,772 shares were received with gross proceeds of $7,001,712.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 1, 2002                   BY  /s/ Peter A. Converse
                                            -----------------------------------
                                             Peter A. Converse, President & CEO


Date:  August 1, 2002                   BY  /s/ William K. Beauchesne
                                            -----------------------------------
                                             William K. Beauchesne, Treasurer
                                             & Chief Financial Officer