Form 10-Q/A
period 2002-06-30
VIRGINIA COMMERCE BANCORP INC
filed 2002-08-12
CIK 1099305

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A


[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2002
                               -------------


[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________


                         Commission file number 0-28635
                                                -------

                         VIRGINIA COMMERCE BANCORP, INC.
             (Exact Name of Registrant as Specified in its Charter)


                   VIRGINIA                              54-1964895
------------------------------------        -----------------------------------
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



Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X.     No    .
                                   ---           ---

As of August 1 2002, the number of outstanding shares of registrant's common stock, par value $1.00 per share was: 3,693,043

         This Amendment is filed solely for the purpose of filing the following exhibits:

         Exhibit 99(a) - Certification of Peter A. Converse, President and Chief
                         Executive Officer

         Exhibit 99(b) - Certification of William K. Beauchesne, Executive Vice
                         President and Chief Financial Officer





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 12, 2002             BY   /s/ Peter A. Converse
                                     ----------------------------------------
                                            Peter A. Converse, President & CEO


Date:  August 12, 2002             BY   /s/ William K. Beauchesne
                                     -------------------------------------
                  `                         William K. Beauchesne , Treasurer
                                            & Chief Financial Officer