Form 10-Q
period 2002-09-30
VIRGINIA COMMERCE BANCORP INC
filed 2002-11-04
CIK 1099305

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended SEPTEMBER 30, 2002
                                    ------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to ___________________


                         Commission file number 0-28635
                                                -------

                         VIRGINIA COMMERCE BANCORP, INC.
           ------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)


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

                                  703-534-0700
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                       N/A
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          If Changed Since Last Report)


Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

As of November 1, 2002, the number of outstanding shares of registrant's common stock, par value $1.00 per share was: 3,739,330

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         VIRGINIA COMMERCE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands of dollars except per share data)


                                                                    (Unaudited)        (Audited)
                                                                   September 30,     December 31,
    ASSETS:                                                            2002              2001
                                                                 ---------------    -------------

       Cash and due from banks                                         $  19,838        $  15,155
       Securities available-for-sale (at market value)                    58,298           42,073
       Securities held-to-maturity (market value of
         $13,607 and $11,070)                                             13,080           10,941
       Federal funds sold                                                 21,559               --
       Loans held-for-sale                                                16,079           15,842
       Loans, net of allowance for loan
         losses of $5,689 and $4,356                                     488,008          395,108
       Bank premises and equipment, net                                    6,735            6,238
       Accrued interest receivable                                         2,361            2,211
       Other assets                                                        2,260            1,943
                                                                 ---------------    -------------
          TOTAL ASSETS                                                 $ 628,218        $ 489,511
                                                                 ===============    =============

    LIABILITIES:

       Deposits

         Non-interest bearing demand deposits                          $ 100,724        $  66,448
          Savings and interest bearing demand deposits                   169,507          132,811
          Time deposits                                                  276,756          207,663
                                                                 ---------------    --------------
          TOTAL DEPOSITS                                                 546,987          406,922
       Securities sold under agreement to
         repurchase and federal funds purchased                           30,617           42,452
       Other borrowed funds                                                8,400           11,400
       Other liabilities                                                   3,001            2,517
                                                                 ---------------    -------------
          TOTAL LIABILITIES                                              589,005          463,291
     STOCKHOLDERS' EQUITY:
       Preferred stock; $1 par, 1,000,000 shares
          authorized of which none have been issued                    $       -        $      --
        Common stock; $1 par, 5,000,000 shares authorized;
           3,708,449 and 2,720,816 issued and outstanding                  3,708            2,721
        Surplus                                                           19,321           13,190
        Retained earnings                                                 15,455           10,138
        Accumulated other comprehensive income,
         net of tax                                                          729              171
                                                                 ---------------    -------------
           TOTAL STOCKHOLDERS' EQUITY                                     39,213           26,220
           TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY                                      $ 628,218        $ 489,511
                                                                 ===============    =============


Notes to consolidated financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands of dollars except per share data)
                                   (Unaudited)

                                          Three Months Ended  Nine Months Ended
                                            September 30,      September 30,
                                            2002     2001     2002       2001
                                            ----     ----     ----       ----

INTEREST AND DIVIDEND INCOME:
  Interest and fees on loans               $9,329  $ 7,688   $25,977   $ 22,101
  Interest and dividends on investment
    securities                                784      939     2,352      2,568
  Interest on federal funds sold              112      199       278        641
                                           ------- -------- --------- ---------
    Total Interest and Dividend Income     10,225    8,826    28,607     25,310

INTEREST EXPENSE:
  Deposits                                  3,462    3,818     9,975     11,127
  Securities sold under agreement to
    repurchase and federal funds purchased     61      223       202        845
  Other borrowed funds                        120      117       406        388
                                           ------- -------- --------- ---------
    Total Interest Expense                  3,643    4,158    10,583     12,360
                                           ------- -------- --------- ---------
    Net Interest Income                     6,582    4,668    18,024     12,950

PROVISION FOR LOAN LOSSES                     571      225     1,414        675
  Net Interest Income After                ------- -------- --------- ---------
    Provision for Loan Losses               6,011    4,443    16,610     12,275

NON-INTEREST INCOME:
  Service charges and other fees              408      325     1,181        933
  Fees and net gains on loans held-for-sale   947      899     2,619      2,285
  Gains (losses) on sale of securities         --       --        (1)        --
  Other                                        13       13        30         34
                                           ------- -------- --------- ---------
    Total Non-Interest Income               1,368    1,237     3,829      3,252

NON-INTEREST EXPENSE:

  Salaries and employee benefits            2,510    2,093     7,300      5,903
  Occupancy expense                           756      586     2,143      1,700
  Data processing                             242      210       748        671
  Other operating expense                     727      640     2,224      1,899
                                           ------- -------- --------- ---------
    Total Non-Interest Expense              4,235    3,529    12,415     10,173
                                           ------- -------- --------- ---------
    Income before taxes on income           3,144    2,151     8,024      5,354
  Provision for income taxes                1,058      728     2,700      1,818
                                           ------- -------- --------- ---------
NET INCOME                                 $2,086   $1,423    $5,324     $3,536
                                           ======= ======== ========= =========

EARNINGS PER COMMON SHARE, BASIC             0.56     0.42      1.52       1.04
                                           ======= ======== ========= =========
EARNINGS PER COMMON SHARE, DILUTED           0.50     0.38      1.35       0.96
                                           ======= ======== ========= =========


     Notes to consolidated financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the nine months ended September 30, 2002 and 2001
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                                                           Accumulated
                                                                                                 Other
                                                 Preferred    Common            Retained Comprehensive Comprehensive
                                                    Stock     Stock   Surplus   Earnings  Income (Loss)        Income    Total
                                                 --------- --------- --------- ---------- ------------- ------------- ----------
Balance, January 1, 2001                             $ --   $ 2,166  $ 13,648     $5,476       $  (124)                $ 21,166
Comprehensive Income:
  Net Income                                           --        --        --      3,536                      $3,536      3,536
  Other comprehensive income, net of tax
     Unrealized holding gains on securities
     available-for-sale arising during the
     period (net of tax of $311)                                                                                 604
                                                                                                                 ---
  Other comprehensive income, net of tax               --        --        --         --           604           604        604
                                                                                                                 ---
  Total comprehensive income                           --        --        --         --            --        $4,140         --
                                                                                                              ======
Issuance of common stock-
  25% stock split                                      --       541      (541)        --            --                       --
  Stock options exercised                              --        14        84         --            --                       98
Cash paid in lieu of fractional shares                 --        --        --         (4)           --                       (4)
Balance, September 30, 2001                          $ --   $ 2,721  $ 13,191    $ 9,008         $ 480                 $ 25,400
                                                     ====   =======  ========    =======         =====                 ========

Balance, January 1, 2002                             $ --   $ 2,721  $ 13,190   $ 10,138         $ 171                 $ 26,220
Comprehensive Income:
  Net Income                                           --        --        --      5,324                      $5,324      5,324
  Other comprehensive income, net of tax
     Unrealized holding gains on securities
     available-for-sale arising during the
     period (net of tax of $288)                                                                                 558
                                                                                                                 ---
  Other comprehensive income, net of tax               --        --        --         --           558           558        558
                                                                                                                 ---
  Total comprehensive income                           --        --        --         --            --        $5,882         --
                                                                                                              ======
Issuance of common stock-
  25% stock split                                      --       680      (680)        --            --                       --
  Rights offering, net of costs of $45                 --       291     6,666         --            --                    6,957
  Stock options/warrants exercised                     --        16       145         --            --                      161
Cash paid in lieu of fractional shares                 --        --        --         (7)           --                       (7)
Balance, September 30, 2002                          $ --   $ 3,708  $ 19,321   $ 15,455         $ 729                 $ 39,213
                                                     ====   =======  ========   ========         =====                 ========

Notes to consolidated financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)


                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                        ----------------------

                                                                                              2002       2001
                                                                                              ----       ----
     CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income                                                                     $    5,324   $  3,536
         Adjustments to reconcile net income to net cash
           provided by (used in) operating activities:
              Depreciation and amortization                                                    746        644
              Provision for loan losses                                                      1,414        675
              Deferred tax benefit                                                            (511)      (251)
              Amortization of security premiums and (accretion) of discounts                     2        (19)
              Loss on sale of securities available-for-sale                                      1         --
              Origination of loans held-for-sale                                          (135,102)  (121,692)
              Sales of loans                                                               134,866    116,901
              Changes in other assets and other liabilities:
                 Increase in accrued interest receivable                                      (150)      (141)
                 Increase in other assets                                                      (94)      (174)
                 Increase (decrease) in other liabilities                                      483       (320)
                                                                                        ----------- ---------
                   Net Cash Provided by (Used In) Operating Activities                  $    6,979   $   (841)

     CASH FLOWS FROM INVESTING ACTIVITIES:
         Net increase in loans                                                             (94,314)   (59,370)
         Purchase of securities available-for-sale                                         (45,694)   (61,238)
         Purchase of securities held-to-maturity                                            (4,371)    (4,768)
         Proceeds from sales of securities available-for-sale                                1,350         --
         Proceeds from principal payments on securities available-for-sale                   4,968      3,640
         Proceeds from principal payments on securities held-to-maturity                     1,724      1,338
         Proceeds from calls and maturities of securities available-for-sale                24,000     33,152
         Proceeds from calls and maturities of securities held-to-maturity                     502      6,020
         Purchase of bank premises and equipment                                            (1,243)    (1,031)
                                                                                        ----------- ---------
                   Net Cash (Used In) Investing Activities                              $ (113,078)  $(82,257)

     CASH FLOWS FROM FINANCING ACTIVITIES:
         Net increase in deposits                                                       $  140,065   $ 81,234
         Net (decrease) increase in repurchase agreements                                  (11,835)     6,032
         Net (decrease) increase in other borrowed funds                                    (3,000)     3,000
         Net proceeds from issuance of capital stock                                         7,118         98
         Cash paid in lieu of fractional shares                                                 (7)        (4)
                                                                                        ----------   --------
                   Net Cash Provided by Financing Activities                            $  132,341   $ 90,360

                   Net Increase In Cash and Cash Equivalents                                26,242      7,262

     CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                        15,155     10,952
                                                                                        ----------- ---------
     CASH AND CASH EQUIVALENTS - END OF PERIOD                                          $   41,397   $ 18,214
                                                                                        =========== =========


Notes to consolidated financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    GENERAL

      The accompanying unaudited consolidated financial statements of Virginia Commerce Bancorp, Inc. and its subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions as of September 30, 2002 and December 31, 2001, the results of operations for the three and nine months ended September 30, 2002 and 2001, and statements of cash flows and stockholders' equity for the nine months ended September 30, 2002 and 2001.

      Operating results for the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

2.    INVESTMENT SECURITIES

      Amortized cost and carrying amount (estimated market value) of securities available-for-sale are summarized as follows:


                                                                            September 30, 2002
                                                       -------------------------------------------------------------
                                                                                Gross          Gross      Estimated
                                                            Amortized      Unrealized     Unrealized         Market
                                                                 Cost           Gains         Losses          Value
                                                       --------------- --------------- -------------- -------------
                                                                           (In Thousands of Dollars)
Obligations of U.S. government corporations
  and agencies                                               $ 54,233         $ 1,027           $ --       $ 55,260
Obligations of state/political subdivisions                     1,169              78             --          1,247
Federal Reserve Bank stock                                        542              --             --            542
Federal Home Loan Bank stock                                    1,194              --             --          1,194
Community Bankers' Bank stock                                      55              --             --             55
                                                       --------------- --------------- -------------- -------------
                                                             $ 57,193         $ 1,105           $ --       $ 58,298
                                                       =============== =============== ============== =============

      Amortized cost and estimated market value of securities held-to-maturity are summarized as follows:


                                                                          September 30, 2002

                                                       ----------------------------------------------------
                                                                           Gross          Gross   Estimated
                                                        Amortized     Unrealized     Unrealized      Market
                                                             Cost          Gains         Losses       Value
                                                       ----------  -------------  -------------- -----------
                                                                    (In Thousands of Dollars)
Obligations of U.S. government corporations
  and agencies                                           $  8,254          $ 303         $ --       $ 8,557
Obligations of states/political subdivisions                4,345            163           --         4,508
Domestic corporate debt obligations                           481             61           --           542
                                                       ----------  -------------  ------------ ------------
                                                         $ 13,080          $ 527         $ --       $13,607
                                                       ==========  ============== ============ ============


                         VIRGINIA COMMERCE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

     Securities available-for-sale at December 31, 2001 consist of the following:


                                                                           Gross          Gross      Estimated
                                                       Amortized      Unrealized     Unrealized         Market
                                                            Cost           Gains         Losses          Value
                                                   -------------- --------------- -------------- --------------
                                                                    (In Thousands of Dollars)
Obligations of U.S. government
 corporations and agencies                              $ 40,365           $ 256           $(2)       $ 40,619
Obligations of states/political subdivisions                 270               5             --            275
Federal Reserve Bank stock                                   392              --             --            392
Federal Home Loan Bank stock                                 732              --             --            732
Community Bankers' Bank stock                                 55              --             --             55
                                                   -------------- --------------- -------------- --------------
                                                        $ 41,814           $ 261           $(2)       $ 42,073
                                                   ============== =============== ============== ==============

     Securities held-to-maturity at December 31, 2001 consist of the following:

                                                                     Gross        Gross   Estimated
                                                   Amortized    Unrealized   Unrealized      Market
                                                        Cost         Gains         Loss       Value
                                                  ----------- ------------  -------------- --------
                                                              (In Thousands of Dollars)
Obligations of U.S. government
  corporations and agencies                          $  6,017        $ 127       $  --    $  6,144
Obligations of states/political subdivisions            3,945           16         (43)      3,918
Domestic corporate debt obligations                       979           32          (3)      1,008
                                                  ----------- ------------  ----------- ----------
                                                     $ 10,941        $ 175       $ (46)   $ 11,070
                                                  =========== ============  =========== ==========

3.  LOANS

    Major classifications of loans are summarized as follows:

                                          September 30, 2002   December 31, 2001
                                          -------------------  -----------------
                                                    (In Thousand of Dollars)

    Commercial                                    $ 41,548           $ 39,153
    Real estate -1-4 family residential             77,549             60,493
    Real estate -multifamily residential            24,644             19,323
    Real estate -non-farm, non-residential         236,970            179,483
    Real estate -construction and land             107,166             94,452
    Consumer                                         7,802              8,004
                                             --------------        ----------
      Total Loans                                  495,679            400,908
    Less unearned income                            (1,982)            (1,444)
    Less allowance for loan losses                  (5,689)            (4,356)
                                             --------------        ----------
      Loans, net                                 $ 488,008          $ 395,108
                                             ==============        ==========
                                       7

                         VIRGINIA COMMERCE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

4.       EARNINGS PER SHARE

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. The weighted average number of shares for the period ended September 30, 2001 have been restated giving effect to a five for four stock split in the form of a dividend in April 2002.

                                       September 30, 2002             September 30, 2001
                                       ------------------             ------------------
                                                                Per                        Per
                                                              Share                      Share
                                         Shares              Amount       Shares        Amount
                                         ------              ------       ------        ------

Basic earnings per share              3,499,899               $1.52    3,385,328         $1.04
Effect of dilutive securities:
  Stock options                         277,793                          175,755
  Warrants                              165,010                          138,718
                                        -------                        ---------
Diluted earnings per share            3,942,702               $1.35    3,699,801         $ .96
                                      =========               =====    =========         =====

5. CAPITAL REQUIREMENTS

A comparison of the Company's and its wholly-owned subsidiary's, Virginia Commerce Bank (the "Bank") capital as of September 30, 2002 with the minimum regulatory guidelines is as follows:


                                               Minimum       Minimum to be
                                Actual       Guidelines   "Well-Capitalized"
                                ------       ----------   ------------------
  Total Risk-Based Capital:
     Company                     8.60%          8.00%             --
     Bank                       10.10%          8.00%         10.00%

  Tier 1 Risk-Based Capital:

     Company                     7.49%          4.00%             --
     Bank                        6.27%          4.00%          6.00%

  Leverage Ratio:
     Company                     6.42%          4.00%             --
     Bank                        5.37%          4.00%          5.00%

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Forward-Looking Statements
--------------------------

This management's discussion and analysis and other portions of this report, contain forward-looking statements within the meaning of the Securities and Exchange Act of 1934, as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. In some cases, forward-looking statements can be identified by use of words such as "may," "will," "anticipates," "believes," "expects," "plans," "estimates," "potential," "continue," "should," and similar words or phrases. These statements are based upon current and anticipated economic conditions, nationally and in the Company's market, interest rates and interest rate policy, competitive factors, and other conditions which by their nature, are not susceptible to accurate forecast, and are subject to significant uncertainty. Because of these uncertainties and the assumptions on which this discussion and the forward-looking statements are based, actual future operations and results may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward-looking statements. The Company does not undertake to update any forward-looking statements to reflect occurrences or events that may not have been anticipated as of the date of such statements.

General
-------

The following presents management's discussion and analysis of the consolidated financial condition and results of operations of Virginia Commerce Bancorp, Inc. and subsidiaries (the "Company") as of the dates and for the periods indicated. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto, and other financial data appearing elsewhere in this report. The Company is the parent bank holding company for Virginia Commerce Bank (the "Bank"), a Virginia state chartered bank that offers a full range of banking services through thirteen offices, principally to individuals and small to medium-size businesses in the Metropolitan Washington, D.C. area.

Critical Accounting Policies
----------------------------

During the quarter ended September 30, 2002 there were no changes in the Company's critical accounting policies as reflected in the last report.

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

Our allowance for loan losses has three basic components: the specific allowance, the formula allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The specific allowance is used to individually allocate an allowance for loans identified for impairment testing. Impairment testing includes consideration of the borrower's overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral. These factors are combined to estimate the probability and severity of inherent losses. When impairment is identified, then a specific reserve is established based on the Company's calculation of the loss embedded in the individual loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment. The formula allowance is used for estimating the loss on internally risk rated loans exclusive of those identified for impairment testing. The loans meeting the criteria for special mention, substandard, doubtful and loss, as well as, impaired loans are segregated from performing loans within the portfolio. Internally classified loans are then grouped by loan type (commercial, commercial real estate, commercial construction, residential real estate, residential construction or installment). Each loan type is assigned an allowance factor based on management's estimate of the associated risk, complexity and size of the individual loans within the particular loan category. Classified loans are assigned a higher allowance factor than non-rated loans due to management's concerns regarding collectibility or management's knowledge of particular elements surrounding the borrower. Allowance factors grow with the worsening of the internal risk rating. The unallocated formula is used to estimate the loss of non-classified loans and loans identified for impairment testing for which no impairment was identified. These un-criticized loans are also segregated by loan type and allowance factors are assigned by management based on delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of management, national and local economic trends, concentrations of credit, quality of the loan review system and the effect of external factors (i.e. competition and regulatory requirements). The factors assigned differ by loan type. The unallocated allowance captures losses whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowance. Allowance factors and the overall size of the allowance may change from period to period based on management's assessment of the above described factors and the relative weights given to each factor. Further information regarding the allowance for loan losses is provided under the caption: Allowance for Loan Losses/Provision for Loan Loss Expense, later in this report.

Results of Operations
---------------------

Total assets increased $138.7 million, or 28.3%, from $489.5 million at December 31, 2001 to $628.2 million at September 30, 2002 as total deposits grew $140.1 million, or 34.4%, from $406.9 million to $547.0 million. Other funding sources declined during the nine month period ended September 30, 2002 with securities sold under agreement to repurchase and federal funds purchased decreasing $11.9 million, or 27.9%, from $42.5 million at December 31, 2001 to $30.6 million and other borrowed funds decreasing $3 million from $11.4 million to $8.4 million as of September 30, 2002. In July 2002 the Company raised $7.0 million in additional capital through the sale of 291,738 shares of common stock on a rights offering basis to its existing shareholders.

Loans, net of allowance for loan losses, increased $92.9 million, or 23.5%, from $395.1 million at December 31, 2001 to $488.0 million at September 30, 2002, and represented 89.2% of total deposits at September 30, 2002 compared to 97.1% at December 31, 2001. The bulk of loan growth was provided by non-farm non-residential real estate loans which increased $57.5 million, or 32.0%, from $179.5 million to $237.0 million during the nine months ended September 30, 2002. One-to-four family residential estate loans represented the second largest dollar increase rising $17.0 million, or 28.2%, from $60.5 million to $77.5 million during the period, while construction and land loans increased $12.7 million, or 13.5%, from $94.5 million at December 31, 2001 to $107.2 million at September 30, 2002. Loans on multi-family residential properties also increased during the nine month period rising $5.3 million, or 27.6%, from $19.3 million at December 31, 2001 to $24.6 million at September 30, 2002.

Loans held-for-sale, which represent 1-4 family residential real estate loans originated on a pre-sold basis to various investors, increased $237 thousand from $15.8 million at December 31, 2001 to $16.1 million at September 30, 2002 with $135.1 million in originations and $134.9 million in sales. The outstanding amounts held-for-sale at December 31, 2001 and September 30, 2002 are abnormally high for the Company due to back-logs with the investors in funding their purchases as a result of high levels of refinancing activity nation-wide.

With the increase in loans trailing deposit growth during the nine month period, cash and cash equivalents grew $26.3 million, or 173.2%, from $15.1 million at December 31, 2001 to $41.4 million at September 30, 2002 and investment securities increased $18.4 million, or 34.6%, during the same period. Growth in investment securities was generally limited to short term U.S. government corporations and agencies.

Deposit growth occurred in all categories with non-interest bearing demand deposits representing the largest percentage increase rising $34.3 million, or 51.6%, from $66.4 million to $100.7 million. Savings and interest bearing demand deposits increased $36.7 million, or 27.6%, and time deposits grew by $69.1 million, or 33.3%, from $207.7 million at December 31, 2001 to $276.8 million at September 30, 2002. The Company considers most of the growth in deposits to be within the normal course of business; however, some growth may be as a result of recent stock market declines. Those amounts, if any, cannot be readily determined.

Growth for the three months ended September 30, 2002 was similar to what the Company experienced for the nine month period with total assets rising $50.4 million, or 8.7%, from $577.8 million at June 30, 2002 to $628.2 million at September 30, 2002, total deposits increasing $41.3 million from $505.7 million to $547.0 million, and total loans, net of allowance for loan losses, growing $19.1 million, or 4.1%, from $468.9 million at June 30, 2002 to $488.0 million at September 30, 2002. As deposits again outpaced loan growth, investment securities grew by $7.9 million, cash and cash equivalents increased by $11.7 million, and loans held-for-sale grew $11.9 million from $4.2 million outstanding at June 30, 2002 to $16.1 million as of September 30, 2002 as lower interest rates spurred higher levels of refinancing activity.

Loan activity for the three months ended September 30, 2002 included an increase in non-farm, non-residential real estate loans of $22.0 million, or 10.2%, from $215.0 million at June 30, 2002 to $237.0 million at September 30, 2002, and a decrease in construction and land loans of $7.9 million, or 6.9%, from $115.1 million at June 30, 2002 to $107.2 million at September 30, 2002. One-to-four family residential real estate loans grew $3.5 million, or 4.7%. The decline in construction and land loans was due an unusually high level of pay-offs during the period as opposed to declines in new loan activity.

For the nine months ended September 30, 2002 net income of $5.3 million reflected an increase of 50.6% compared to $3.5 million for the nine months ended September 30, 2001 as net interest income increased $5.1 million, or 39.2%, non-interest income rose $577 thousand, or 17.7%, and non-interest expense was up $2.2 million, or 22.0%. Provisions for loan losses increased $739 thousand from $675 thousand for the nine months ended September 30, 2001 to $1.4 million for the nine months ended September 30, 2002. Diluted earnings per share of $1.35 were up $0.39, or 40.6% from $0.96 for the comparable period in 2001. The Company's annualized return on average assets and return on average equity were 1.26% and 23.00% for the current nine month period compared to 1.10% and 20.59% for the nine months ended September 30, 2001.

For the three months ended September 30, 2002 net income of $2.1 million increased $663 thousand, or 46.6% compared to $1.4 million for the same period in 2001 as net interest income rose $1.9 million, non-interest income increased by $131 thousand and non-interest expenses were up $706 thousand. Provisions for loan losses also increased from $225 thousand for the three months ended September 30, 2001 to $571 thousand for this recent three month period. Diluted earnings per share increased $0.12 from $0.38 for the three months ended September 30, 2001 to $0.50 for the three month period ended September 30, 2002.

Overall, strong loan growth and an increase in the Company's net interest margin, have driven the Company's net interest income higher while historically low mortgage rates have provided consistently higher levels of fees and net gains within the Company's mortgage lending operations. Loan loss provisions have risen relatively consistent with the strong growth in loans while earnings have also benefited from on-going cost containment efforts as reflected in the decline of non-interest expense as a percentage of total revenue sources.

Stockholders' equity increased $13.0 million from $26.2 million at December 31, 2001 to $39.2 million at September 30, 2002 on earnings of $5.3 million, an increase in accumulated other comprehensive income of $558 thousand (net of tax) and $7.0 million in additional capital from the sale of 291,738 shares of common stock to existing shareholders in July 2002.

In addition to the shares issued with respect to the rights offering the Company issued 679,955 shares on April 12, 2002 in connection with a five for four stock split, issued 15,940 shares upon the exercise of stock options and director stock warrants in the third quarter of 2002, and subsequent to September 30, 2002, issued 30,881 shares upon the exercise of director stock warrants.

Net Interest Income
-------------------

Net interest income increased $5.1 million, or 39.2%, from $12.9 million for the nine months ended September 30, 2001 to $18.0 million for the nine month period ended September 30, 2002. Growth in total average earning assets outstanding from $411.1 million during the first nine months of 2001 to $535.9 million for the current nine month period and an increase in the net interest spread from 3.40% to 3.85% were the contributing factors as the net interest margin on earning assets grew from 4.11% for the nine months ended September 30, 2001 to 4.41% for the nine month period ended September 30, 2002.

The Company's yields on earning assets and costs of interest bearing liabilities have fallen along with market interest rates since early 2001. The yield on earning assets dropped 108 basis points from 8.13% for the nine months ended September 30, 2001 to 7.05% for the nine months ended September 30, 2002 while the average rate paid on interest bearing liabilities decreased by a larger amount falling 153 basis points from 4.73% to 3.20%. As a result, the net interest spread grew 45 basis points.

This higher interest rate spread for the first nine months of 2002 is indicative of the Company having had an asset sensitive interest rate risk position for most of 2001 as Federal Reserve interest rate reductions pushed asset yields down since loans, the majority of which are floating or variable rate repriced quickly, while interest-bearing liabilities, the majority of which are one-year and eighteen month fixed rate certificates of deposit, did not reprice as fast. As these rate reductions slowed in the later part of 2001 the fall in yields on earning assets began to slow while high levels of certificates of deposit continued to reprice in 2002, further pushing down the cost of interest bearing liabilities and increasing the net interest margin.

In addition to the effect lower interest rates had on the net interest margin, the composition of average earning assets also effected it with loans, as a percentage of earning assets, having grown from 81.8% of average earning assets during the first nine months of 2001 to 84.7% for the nine months ended September 30, 2002. Additionally, net loan fees, included in income on loans increased $464 thousand, or 39.0%, from $726 thousand for the nine months ended September 30, 2001 to $1.2 million for the nine months ended September 30, 2002 due to higher levels of pre-payment penalties and fees associated with increases in construction and land loans. With expectations for interest rates to remain within current levels for the remainder of 2002, having had most of the certificates of deposits bearing rates above currently offered rates already repriced, an expectation for lower levels of loan fees earned, and with the Company having moved to a more neutral interest rate risk position as of September 30, 2002, the Company expects its net interest margin to remain fairly stable, to possibly slightly lower, for the remainder of 2002, although there can be no assurance.

The following table shows the average balance sheets for each of the nine months ended September 30, 2002 and 2001. In addition, the amounts of interest earned on earning assets, with related yields on a tax-equivalent basis, and interest expense on interest-bearing liabilities, with related rates, are shown. Loans placed on a non-accrual status are included in the average balances. Net loan fees included in interest income on loans totaled $1.2 million and $706 thousand for 2002 and 2001, respectively.

                                                      Nine Months Ended September 30,
                                    ------------------------------------------------------------------------
                                                    2002                             2001
                                    ------------------------------------------------------------------------
                                                  Interest      Average             Interest      Average
                                       Average    Income-       Yields   Average    Income-       Yields
         (Dollars in thousands)        Balance    Expense       /Rates   Balance    Expense       /Rates
ASSETS

Securities(1)                         $ 59,811    $  2,352       5.32%   $ 54,710    $  2,568      6.26%
Loans, before allowance for losses     453,968      25,977       7.55%    336,412      22,101      8.66%
Federal funds sold                      22,150         278       1.65%     19,963         641      4.24%
                                      --------    --------       ----    --------    --------      ----
Total Earning Assets                  $535,929    $ 28,607       7.05%   $411,085    $ 25,310      8.13%
Non-earning assets                      27,344                             17,297
                                      --------                           --------
TOTAL ASSETS                          $563,273                           $428,382
                                      ========                           ========
LIABILITIES AND
  STOCKHOLDERS' EQUITY

Interest-bearing deposits             $400,967    $  9,975       3.33%   $305,951    $ 11,127      4.85%
Fed funds purchased and, securities
  sold U/A to repurchase                34,168         202       0.79%     34,570         845      3.27%
Other borrowed funds                    10,605         406       5.04%      7,766         388      6.59%
                                      --------    --------       ----    --------    --------      ----
TOTAL INTEREST-BEARING                $445,740    $ 10,583       3.20%   $348,287    $ 12,360      4.73%
  LIABILITIES
Demand deposits and other
  non-interest bearing liabilities      86,581                             57,159
                                      --------                           --------
TOTAL LIABILITIES                     $532,321                           $405,446

Stockholders' equity                    30,952                             22,936
                                      --------                           --------
TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY              $563,273                           $428,382
                                      ========                           ========
Interest rate spread                                             3.85%                             3.40%
Net interest income and margin                    $ 18,024       4.41%               $ 12,950      4.11%

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

Allowance for Loan Losses / Provision for Loan Loss Expense
-----------------------------------------------------------

The provision for loan losses is based upon management's estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. For the nine months ended September 30, 2002 charge-offs totaled $118 thousand compared to $3 thousand for the same period ended September 30, 2001. The provision for loan loss expense in the first nine months of 2002 was $1.4 million compared to $675 thousand in 2001, and was $571 thousand for the three months ended September 30, 2002 compared to $225 thousand for the same period in 2001. The total allowance for loan losses of $5.7 million at September 30, 2002 increased 30.6% from $4.4 million at December 31, 2001, and increased $2.2 million, or 63.6%, from $3.5 million at September 30, 2001. These increases in both the provision for loan loss expense and the total allowance for loan losses are reflective of increases in charge-offs, increases in nonperforming and identified potential problem loans and the growth in loans as net loans outstanding increased $92.9 million, or 23.5%, from $395.1 million at December 31, 2001 to $488.0 million at September 30, 2002 and increased $128.5 million, or 35.8%, from $359.5 million at September 30, 2001. Identified potential problem loans increased $766 thousand, or 51.9%, from $1.5 million at September 30, 2001 to $2.2 million as of September 30, 2002 and declined $353 thousand from $2.6 million at December 31, 2001. These loans are primarily well-secured and currently performing.

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

The Company generates a quarterly analysis of the allowance for loan losses, with the objective of quantifying portfolio risk into a dollar figure of inherent losses, thereby translating the subjective risk value into an objective number. Emphasis is placed on semi-annual independent external loan reviews and monthly internal reviews. The determination of the allowance for loan losses is based on applying and summing the results of eight qualitative factors and one quantitative factor to each category of loans along with any specific allowance for impaired and adversely classified loans within the particular category. Each factor is assigned a percentage weight and that total weight is applied to each loan category. The resulting sum from each loan category is then combined to arrive at a total allowance for all categories. Factors are different for each loan category. Qualitative factors include: levels and trends in delinquencies and non-accruals, trends in volumes and terms of loans, effects of any changes in lending policies, the experience, ability and depth of management, national and local economic trends and conditions, concentrations of credit, quality of the Company's loan review system, and regulatory requirements. The total allowance required thus changes as the percentage weight assigned to each factor is increased or decreased due to its particular circumstance, as the various types and categories of loans change as a percentage of total loans and as specific allowances are required due to an increase in impaired and adversely classified loans.

The following schedule summarizes the changes in the allowance for loan losses:

                                     Nine Months    Nine Months   Twelve Months
                                        Ended          Ended          Ended
                                    September 30,  September 30,   December 31,
                                        2002           2001            2001
                                    -------------------------------------------
                                              (In Thousands of Dollars)


Allowance, at beginning of period      $ 4,356       $ 2,803       $ 2,803
Provision charged against income         1,414           675         1,572
Recoveries:
   Consumer loans                           33             3             2
   Commercial loans                          4            --             2
Losses charged to reserve:
   Consumer loans                          (63)           (3)          (23)
   Commercial loans                        (55)           --            --
                                          ----            --            --
Net (charge-offs) recoveries               (81)           --           (19)
Allowance, at end of period            $ 5,689       $ 3,478       $ 4,356
                                       =======       =======       =======

Ratio of net charge-offs during the
period to average loans outstanding
for the period:                            .02%          --            .01%

Risk Elements and Non-performing Assets
---------------------------------------

Non-performing assets consist of non-accrual loans, impaired loans, restructured loans, and other real estate owned (foreclosed properties). The total non-performing assets and loans that are 90 days or more past due and still accruing interest increased 151.8% from $554 thousand at December 31, 2001 to $1.4 million at September 30, 2002, and increased $1.2 million, or 583.8%, from $204 thousand at September 30, 2001. As of September 30, 2002 loans that are past due 90 days or more and still accruing interest included one loan for $1.0 million on a single-family residential property. Based on information subsequent to September 30, 2002 this loan was placed on non-accrual status.

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

The ratio of non-performing assets and loans past due 90 days and still accruing to total assets increased from 0.11% at December 31, 2001 to 0.22% at September 30, 2002, and increased from 0.04% at September 30, 2001. This ratio is expected to remain at its low level relative to the Company's peers; however it may increase from its current level. This expectation is based on identified potential problem loans on September 30, 2002. As of September 30, 2002, there were $2.2 million of loans for which management has identified risk factors which could impair repayment in accordance with their terms, compared to $1.5 million at September 30, 2001 and $2.6 million at December 31, 2001. These loans are mostly for commercial business purposes, are currently performing and generally are well-secured.

Non-performing assets consist of the following:

                                    September 30,   September 30,   December 31,
                                        2002           2001            2001
                                    ------------------------------------------
                                             (In Thousands of Dollars)

Non-accrual loans                     $   67          $  104          $  106
Impaired loans                           255              84             119
                                      ------          ------          ------
  Total non-performing assets            322             188             225
Loans past due 90 days and still
  accruing                             1,073              16             329
  Total non-performing assets and
   loans past due 90 days and
   still accruing                     $1,395          $  204          $  554
                                      ======          ======          ======

     As a percentage of total loans     0.28%           0.06%           0.14%
     As a percentage of total assets    0.22%           0.04%           0.11%



Loan Concentrations
-------------------

At September 30, 2002 the Company had $60.9 million of construction and land loans to commercial builders on single family residential property and $20.9 million of construction and land loans to individuals on single family residential property in the Northern Virginia market, together representing 16.5% of total loans. These loans are made to a number of unrelated entities and generally have a term of less than one year. In addition, the Company has $25.4 million of construction and land loans for non-residential commercial property and representing 5.1% of total loans. Adverse developments in the Northern Virginia real estate market or economy including substantial increases in mortgage interest rates, slower housing sales, and increased commercial property vacancy rates could have an adverse impact on these groups of loans and the Bank's income and financial position. At September 30, 2002, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. Loans secured by non-farm non-residential real estate totaled $237.0 million at September 30, 2002 and represent 47.8% of total loans. The Company's loans are concentrated in the Northern Virginia/Washington, D.C. metropolitan area.

Non-Interest Income
-------------------

Non-interest income increased $577 thousand, or 17.7%, from $3.3 million for the nine months ended September 30, 2001 to $3.8 million for the same period ended September 30, 2002. Service charges and other fees grew $248 thousand, or 26.6%, from $933 thousand for the nine months ended September 30, 2001 to $1.2 million for the current nine month period due to overall growth in deposit accounts. Fee and net gains on loans held-for-sale increased $334 thousand, or 14.6%, from $2.3 million in 2001 to $2.6 million for the nine months ended September 30, 2002 as originations increased from $121.7 million during the first nine months of 2001 to $135.1 million for the comparable period in 2002. Sales also increased rising $18.0 million from $116.9 million in 2001 to $134.9 million in the first nine months of 2002. These higher levels of originations and subsequent sales are attributable to both continued lower interest rates and a strong local housing market. For the three months ended September 30, 2002 non-interest income increased $131 thousand, or 10.6% with an increase of $83 thousand in service charges and other fees and $48 thousand in fees and net gains on loans held-for-sale.

Loans classified as held-for-sale represent loans on 1-4 family residential real estate, originated on a pre-sold and servicing released basis to various investors, and carried on the balance sheet at the lower of cost or market. Adverse changes in the local real estate market, consumer confidence, and interest rates could adversely impact the level of loans originated and held-for-sale, and the resulting fees and earnings thereon. The Company expects that fees and net gains on mortgage loans originated for sale would be lower in a rising interest rate environment.

Non-Interest Expense
--------------------

For the three months ended September 30, 2002, non-interest expense increased $706 thousand, or 20.0%, compared to the same period in 2001 and increased $2.2 million, or 22.0%, from $10.2 million for the nine months ended September 30, 2001 to $12.4 million for the nine months ended September 30, 2002. Salaries and benefits for the three month and nine month periods ended September 30 accounted for $417 thousand and $1.4 million, respectively, or 59.1% and 62.3%, of the total increases in non-interest expenses. Commissions associated with the significant increase in loans and staff increases due to overall growth and branch expansion were the main reason for the increases.

Occupancy expense, which includes rents, depreciation, and equipment/systems costs, increased $170 thousand, or 29.0%, and $443 thousand, or 26.1% for the three and nine months periods ended September 30, 2002 due to the opening of the Bank's thirteenth office in May 2002 and investment in new and expanded computer systems for both internal use and customer related electronic banking services. Other operating expense increases of $87 thousand and $325 for the three months and nine months ended September 30 were up 13.6% and 17.1%. As a percentage of total revenue sources (net interest and non-interest income) non-interest expense fell from 59.8% for the three months ended September 30, 2001 to 53.3% for the same period in 2002, and fell from 62.8% during the first nine months of 2001 to 56.8% for the nine months ended September 30, 2002. These reductions are a result of both increases in total revenue sources and on-going cost containment efforts.

Provision for Income Taxes
--------------------------

The Company's income tax provisions are adjusted for non-deductible expenses and non-taxable interest after applying the U.S. federal income tax rate of 34%. Provision for income taxes totaled $1.8 million and $2.7 million for the nine months ended September 30, 2001 and 2002, respectively.

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

The Company measures total liquidity through cash and cash equivalents, securities available-for-sale, mortgage loans held-for-sale, other loans and investment securities maturing within one year, less securities pledged as collateral for repurchase agreements, public deposits and other purposes, and less any outstanding federal funds purchased. These liquidity sources increased $80.8 million, or 64.5%, from $125.3 million at December 31, 2001 to $206.1 million at September 30, 2002 as net loans, as a percentage of total deposits, declined from 97.1% at December 31, 2001 to 89.2% at September 30, 2002.

Additional sources of liquidity available to the Company include the capacity to borrow funds through established lines of credit with various correspondent banks, and the Federal Home Loan Bank of Atlanta. Available funds from these liquidity sources were approximately $29.5 million and $29.2 million at September 30, 2002 and December 31, 2001, respectively.

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

The capital position of the Bank continues to meet regulatory requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios. Tier 1 capital consists of common and qualifying preferred stockholders' equity less goodwill. Total risk-based capital consists of Tier 1 capital, qualifying subordinated debt, and a portion of the allowance for loan losses. Risk-based capital ratios are calculated with reference to risk-weighted assets. The leverage ratio compares Tier 1 capital to total average assets for the most recent quarter end. The Bank's Tier 1 risk-based capital ratio was 6.27% at September 30, 2002, compared to 6.32% at December 31, 2001. The total risk-based capital ratio was 10.10% at September 30, 2002, compared to 10.09% at December 31, 2001. These ratios are in excess of the mandated minimum requirement of 4.00% and 8.00%, respectively. The Bank's leverage ratio was 5.37% at September 30, 2002 compared to 5.41% at December 31, 2001 and is also in excess of the mandated minimum requirement of 4.00%. Based on these ratios, the Bank is considered "well capitalized" under regulatory prompt corrective action guidelines. The Company's Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage ratio was 7.49%, 8.60% and 6.42%, respectively, at September 30, 2002.

During the nine months ended September 30, 2002, the Company continued to use borrowed funds under a line of credit agreement with a correspondent bank in order to provide capital to fund growth and expansion of the Bank. At September 30, 2002, the amount outstanding under the line of credit was $8 million, as compared to $11 million at December 31, 2001. Under terms of the agreement the Company was required, by April 30, 2002, to find a participating lender for amounts outstanding on the line of credit in excess of $8 million. As a participating lender did not materialize by April 30, 2002, the Company paid down $3 million of the amount outstanding to $8 million as of June 30, 2002. This is the maximum amount available under the line of credit agreement at this time. The agreement matures December 31, 2004.

On June 3, 2002 the Company began offering, on a preemptive rights basis to existing shareholders only, newly issued shares of its common stock, $1.00 par value, at a price of $24.00 per share for a total offering amount of up to approximately $8 million. The offering was subsequently closed on July 30, 2002 with gross proceeds received of $7.0 million and 291,738 shares issued. Proceeds of the offering were used by the Company to increase the capital positions of the Company and the Bank and thereby providing support for future growth.

The ability of the Company to continue growing will continue to be dependent on its level of earnings and its ability to obtain additional funds for contribution to the Bank's capital, through additional borrowing, the sale of additional common stock, or the issuance of other potential qualifying instruments. In the event that the Company is unable to obtain additional capital for the Bank on a timely basis the growth of the Company and the Bank may be curtailed, and the Company and the Bank may be required to reduce their level of assets in order to maintain compliance with regulatory capital requirements. Under those circumstances net income and the rate of growth of net income may be adversely affected.

Recent Accounting Pronouncements
--------------------------------

In April 2002, the Financial Accounting Standards Board issued Statement 145, Recission of FASB No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002, with early application encouraged.

In June 2002, the Financial Accounting Standards Board issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31 2002, with early application encouraged.

The Financial Accounting Standards Board issued Statement No. 147, Acquisitions of Certain Financial Institutions, an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 in October 2002. FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method, provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this

Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions with the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used.

Paragraph 5 of this Statement, which relates to the application of the purchase method of accounting, is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 are effective on October 1, 2002, with earlier application permitted.

This Statement clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill.

The transition provisions state that if the transaction that gave rise to the unidentifiable intangible asset was a business combination, the carrying amount of that asset shall be reclassified to goodwill as of the later of the date of acquisition or the date Statement 142 was first applied (fiscal years beginning after December 15, 2001). If no core deposit study was performed, then the entire unidentifiable intangible asset will continue to be amortized. Any previously issued interim statements that reflect amortization of the unidentifiable intangible asset subsequent to the Statement 142 application date shall be restated to remove that amortization expense. The carrying amounts of any recognized intangible assets that meet the recognition criteria of Statement 141 that have been included in the amount reported as an unidentifiable intangible asset and for which separate accounting records have been maintained shall be reclassified and accounted for as assets apart from the unidentifiable intangible asset and shall not be reclassified to goodwill.

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

One of the tools used by the Company to assess interest sensitivity on a monthly basis is the static gap analysis which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing within various time periods. It is the Company's goal to limit the one-year cumulative difference to plus or minus 10% of total interest-earning assets in an attempt to limit changes in future net interest income from sudden changes in market interest rates. The following table shows a gap analysis reflecting the earlier of the maturity or repricing dates for various assets and liabilities as of September 30, 2002. At that point in time, the Company had a cumulative net asset sensitive twelve-month gap position of $8.4 million, or a positive 1.39% of total earning assets as compared to a net asset sensitive position of a positive 0.32% at June 30, 2002, and a net liability sensitive position of a negative 4.20% at December 31, 2001 The current position is considered generally flat, or neutral, but would indicate that earnings should improve slightly in a rising interest rate environment as more assets would reprice than liabilities; however, this measurement represents a static position as of a single day and is not necessarily indicative of the Company's position at any other point in time, does not take into account the sensitivity of yields and costs of specific assets and liabilities to changes in market rates, and does not take into account the specific timing of when changes to a specific asset or liability will occur. More accurate measures of interest sensitivity are provided to the Company using earnings simulation models.


                                                  Interest Sensitivity Periods
                                     --------------------------------------------------------
September 30, 2002                    Within     91 to 365  Over 1 to 5   Over
(Dollars in thousands)                90 Days       Days       Years     5 Years      Total
                                      -------       ----       -----     -------      -----
EARNING ASSETS

Securities, at amortized cost        $ 13,751    $ 21,657    $ 19,687    $ 15,178    $ 70,273
Federal funds sold                     21,559          --          --          --      21,559
Loans, before loan loss reserves      203,742      78,212     207,458      20,364     509,776
                                     --------    --------    --------    --------    --------
Total earning assets                 $239,052    $ 99,869    $227,145    $ 35,542    $601,608
                                     ========    ========    ========    ========    ========

INTEREST-BEARING LIABILITIES

Savings and interest bearing         $120,248    $ 17,819    $ 31,440    $     --    $169,507
  demand deposits
Time deposits                          30,090     123,775     122,885           6     276,756


Securities sold under agreement to
  repurchase and federal funds         30,617          --          --          --      30,617
  purchased

Other borrowings                        8,000          --         400          --       8,400
                                     --------    --------    --------    --------    --------
Total interest-bearing liabilities   $188,955    $141,594    $154,725    $      6    $485,280
                                     --------    --------    --------    --------    --------
Cumulative maturity / interest       $ 50,097    $  8,372    $ 80,792    $116,328    $116,328
  sensitivity gap
As % of total earnings assets            8.33%       1.39%      13.43%      19.34%
                                     ========    ========    ========    ========    ========

In order to more closely measure interest sensitivity, the Company uses earnings simulation models on a quarterly basis. These models utilize the Company's financial data and various management assumptions as to growth and earnings to forecast a base level of net interest income and earnings over a one-year period. This base level of earnings is then shocked assuming a sudden 200 basis points increase or decrease in interest rates. The most recent earnings simulation model was run based on data as of June 30, 2002. Consistent with the net asset sensitive position of a positive 0.32% at that time the model projected net income would increase by 1.3% if interest rates would immediately rise by 200 basis points and would decrease by 2.5% if interest rates suddenly fell by 200 basis points, as a majority of the Company's interest-bearing liabilities would not reprice similarly to loans and investment securities due to their already low rates. It is expected that projections for changes in earnings based on data as of September 30, 2002 would be similar in result, although slightly higher up and down, due to the increase in the net asset sensitive position from 0.32% at June 30, 2002 to 1.39% as of September 30, 2002.

The Company has set a limit on this measurement of interest sensitivity to a maximum decline in earnings of 20%. Since the earnings model uses numerous assumptions regarding the effect of changes in interest rates on the timing and extent of repricing characteristics, future cash flows and customer behavior, the model cannot precisely estimate net income and the effect on net income from sudden changes in interest rates. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

ITEM 4. CONTROLS AND PROCEDURES

Within the ninety days prior to the filing of this report, the Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-14 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal controls or in other factors subsequent to the date of the evaluation that could significantly affect those controls.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Changes in Securities and Use of Proceeds-None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and reports on Form 8-K

        a)  Exhibits

        Exhibit No.                         Description
        -----------      -------------------------------------------------------
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

            21           Subsidiaries of the Registrant.
                         o   Virginia Commerce Bank -Virginia

                         Subsidiaries of Virginia Commerce Bank
                         o   Northeast Land and Development Corporation -
                             Virginia
                         o   Virginia Commerce Insurance Agency, L.L.C. -
                             Virginia

            99(a)        Section 906 Certification of Peter A. Converse,
                         President and Chief Executive Officer
            99(b)        Section 906 Certification of William K. Beauchesne,
                         Treasurer and Chief Financial Officer

(1) Incorporated by reference to the same numbered exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999

(2) Incorporated by reference to the same numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2001

        b)  Form 8-K

On July 9, 2002, the Company filed a current report on Form 8-K, under item 5 thereof, reflecting the announcement of earnings for the period ended June 30, 2002.


On July 31, 2002, the Company filed a current report on Form 8-K, reflecting the announcement of the closing of its rights offering of shares of its common stock to shareholders of record as of the close of business on June 4, 2002. Subscriptions for 291,738 shares were received with gross proceeds of $7,001,712.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 1, 2002               BY   /s/ Peter A. Converse
                                        ----------------------------------------
                                         Peter A. Converse, President and
                                           Chief Executive Officer

Date:  November 1, 2002               BY   /s/ William K. Beauchesne
                                        -------------------------------------
                                         William K. Beauchesne, Treasurer and
                                           Chief Financial Officer

                            SECTION 302 CERTIFICATION

I, Peter A. Converse, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Virginia Commerce Bancorp, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 1, 2002                     /s/ Peter A. Converse
                                           ---------------------
                                           President and Chief Executive Officer

                            SECTION 302 CERTIFICATION

I, William K. Beauchesne, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Virginia Commerce Bancorp, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 1, 2002                /s/ William K. Beauchesne
                                      -------------------------
                                         Treasurer and Chief Financial Officer