Form 10-K
period 2002-12-31
VIRGINIA COMMERCE BANCORP INC
filed 2003-03-18
CIK 1099305

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

 Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2002

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

             Securities registered under Section 12(g) of the Act:
                         Common Stock, $1.00 par value

Indicate by check mark whether the registrant; (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer. Yes [ ] No [X]

The registrant's Common stock is traded on the Nasdaq National Market under the symbol VCBI. The aggregate market value of the approximately 2,449,902 shares of Common Stock of the registrant issued and outstanding held by nonaffiliates on June 30, 2002 was approximately $64.8 million, based on the closing sales price of $26.45 per share on that date. For purposes of this calculation the term "affiliate" refers to all directors, executive officers and 10% shareholders of the registrant.

As of the close of business on March 1, 2003, 3,818,979 shares of the registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders, to be held on April 30, 2003 are incorporated by reference in part III hereof.

FORM 10-K CROSS REFERENCE OF MATERIAL INCORPORATED BY REFERENCE

The following shows the location in this Annual Report on Form 10-K or the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2003, of the information required to be disclosed by the United States Securities and Exchange Commission Form 10-K. References to pages only are to pages in this report.

PART I   ITEM 1.    BUSINESS.  See "Business" on Pages 44 through 53.

         ITEM 2.    PROPERTIES.  See "Properties" on Page 53

         ITEM 3. LEGAL PROCEEDINGS. From time to time the Company is a participant in various legal proceedings incidental to its business. In the opinion of management, the liabilities (if any) resulting from such legal proceeding will not have a material effect on the financial position of the Company.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. No matter was submitted to a vote of the security holders of the Company during the fourth quarter of 2002.

PART II  ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                    STOCKHOLDER MATTERS. See "Market Price of Stock and
                    Dividends" on Page 18.

         ITEM 6. SELECTED FINANCIAL DATA. See "Five Year Financial Summary" on Page 3.

         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION. See "Management's Discussion and Analysis of Financial Condition and Results of Operation" on Pages 4 through 18.

         ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. See "Asset/Liability Management and Quantitative and Qualitative Disclosures About Market Risk" on Page 8.

         ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. See Consolidated Financial Statements at Pages 20 through 43.

         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. None.

PART III ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. The
                    information required by Item 10 is hereby incorporated herein by reference from the material under the caption
                    "Election of Directors" contained on pages 4 through 7, and under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 16, of the Company's Proxy Statement for the Annual Meeting of
                    Stockholders to be held on April 30, 2003.

         ITEM 11. EXECUTIVE COMPENSATION. The information required by Item 11 is hereby incorporated herein by reference from the material under the caption "Executive Officer Compensation and Certain Transactions," contained on pages 7 through 13 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2003.

         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. The information required by Item 12 is hereby incorporated herein by reference from the material under the captions "Voting Securities and Principal Holders Thereof" contained on pages 3 and 4 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2003, and under the caption "Securities Authorized for Issuance Under Equity Compensation Plans" at page 10 of the Proxy Statement.

         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. The information required by Item 13 is hereby incorporated herein by reference from the material under the caption "Transactions with Management and Others" contained on page 11 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2003.

         ITEM 14. CONTROLS AND PROCEDURES. See "Controls and Procedures" at Page 53.

PART IV  ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                    8-K. See "Financial Statements, Exhibits and Reports on Form
                    8-K" at Page 54.

FIVE YEAR FINANCIAL SUMMARY

                                                            Year Ended December 31,
                                       --------------------------------------------------------------
                                          2002         2001         2000         1999         1998
                                       --------------------------------------------------------------
                                                (Dollars in thousand, except per share amounts)
SELECTED YEAR-END BALANCES

Total assets                           $  662,887   $  489,511   $  371,182   $  282,575   $  222,442
Total stockholders' equity                 41,850       26,220       21,166       17,489       15,832
Total loans (net)                         535,848      410,950      305,717      205,171      149,440
Total deposits                            566,996      406,922      310,934      243,044      188,743

SUMMARY RESULTS OF OPERATIONS

Interest income                        $   38,998   $   33,897   $   26,776   $   18,851   $   15,266
Interest expense                           14,128       15,991       12,861        8,679        7,511
  Net interest income                  $   24,870   $   17,906   $   13,915   $   10,172   $    7,755
Provision for loan losses                   1,678        1,572          947          480          451
  Net interest income after
  provision for loan losses            $   23,192   $   16,334   $   12,968   $    9,692   $    7,304
Non-interest income                         5,593        4,704        2,599        1,999          632
Non-interest expense                       17,217       13,982       10,636        8,397        5,648
   Income before taxes                 $   11,568   $    7,056   $    4,931   $    3,294   $    2,288
Income tax expense                          3,892        2,391        1,681        1,128          784
  Net income                           $    7,676   $    4,665   $    3,250   $    2,166   $    1,504

PER SHARE DATA (1)

Net income, basic                      $     2.16   $     1.38   $     0.96   $     0.64   $     0.45
Net income, diluted                    $     1.92   $     1.26   $     0.91   $     0.61   $     0.43
Book value                             $    11.19   $     7.71   $     6.26   $     5.17   $     4.69
Average number of shares outstanding    3,559,757    3,389,189    3,383,398    3,381,375    3,306,750

GROWTH AND SIGNIFICANT RATIOS

% Change in net income                    64.54 %      43.54 %      50.06 %      44.04 %      32.78 %
% Change in assets                        35.42 %      31.88 %      31.36 %      27.03 %      34.72 %
% Change in loans                         30.39 %      34.42 %      49.01 %      37.29 %      48.08 %
% Change in deposits                      39.34 %      30.87 %      27.93 %      28.77 %      32.52 %
% Change in equity                        59.61 %      23.88 %      21.02 %      10.47 %      40.44 %
Equity to asset ratio                      6.31 %       5.36 %       5.70 %       6.19 %       7.12 %
Return on average assets                   1.32 %       1.05 %       1.00 %       0.87 %       0.75 %
Return on average equity                  23.06 %      19.37 %      17.04 %      13.03 %      10.37 %
Average equity to average assets           5.71 %       5.44 %       5.87 %       6.65 %       7.25 %
Efficiency ratio (2)                      56.52 %      61.84 %      64.41 %      68.89 %      67.35 %

(1) Adjusted for all years presented giving retroactive effect to a 10% stock dividend in 2000, 10% stock restructurings in 1998 and 1999, and five for four stock splits in the form of 25% stock dividends in 2001and 2002.
(2) Computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income, net of securities gains or losses. This is a non-GAAP financial measure, which we believe provides investors with important information regarding our operational efficiency. Comparison of our efficiency ratio with those of other companies may not be possible, because other companies may calculate the efficiency ratio differently.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

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

GENERAL

The following presents management's discussion and analysis of the consolidated financial condition and results of operations of Virginia Commerce Bancorp, Inc. and subsidiaries (the "Company") as of the dates and for the periods indicated. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto, and other financial data appearing elsewhere in this report. The Company is the parent bank holding company for Virginia Commerce Bank (the "Bank"), a Virginia state chartered bank that offers a full range of banking services through thirteen offices, principally to individuals and small to medium-size businesses in the Metropolitan Washington, DC area.

CRITICAL ACCOUNTING POLICIES

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

Our allowance for loan losses has three basic components: the specific allowance, the formula allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The specific allowance is used to individually allocate an allowance for loans identified for impairment testing. Impairment testing includes consideration of the borrower's overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral. These factors are combined to estimate the probability and severity of inherent losses. When impairment is identified, then a specific reserve is established based on the Company's calculation of the loss embedded in the individual loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment. The formula allowance is used for estimating the loss on internally risk rated loans exclusive of those identified for impairment testing. The loans meeting the criteria for special mention, substandard, doubtful and loss, as well as, impaired loans are segregated from performing loans within the portfolio. Internally classified loans are then grouped by loan type (commercial, commercial real estate, commercial construction, residential real estate, residential construction or installment). Each loan type is assigned an allowance factor based on management's estimate of the associated risk, complexity and size of the individual loans within the particular loan category. Classified loans are assigned a higher allowance factor than non-rated loans due to management's concerns regarding collectibility or management's knowledge of particular elements surrounding the borrower. Allowance factors grow with the worsening of the internal risk rating. The unallocated formula is used to estimate the loss of non-classified loans and loans identified for impairment testing for which no impairment was identified. These un-criticized loans are also segregated by loan type and allowance factors are assigned by management based on delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of management, national and local economic trends, concentrations of credit, quality of the loan review system and the effect of external factors (i.e. competition and regulatory requirements). The factors assigned differ by loan type. The unallocated allowance captures losses whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowance. Allowance factors and the overall size of the allowance may change from period to period based on management's assessment of the above described factors and the relative weights given to each factor. For further information regarding the allowance for loan losses see Notes 1 and 4 to the Consolidated Financial Statements and the discussion under the caption "Asset Quality - Provision and Allowance for Loan Losses" at page 10.

OVERVIEW

In 2002, the Company experienced record growth in assets, deposits and net income. Total assets increased 35.4% from $489.5 million at December 31, 2001 to $662.9 million at December 31, 2002, total deposits increased 39.3% from $406.9 million to $567.0 million over the same period and net income increased $3.0 million, or 64.5%, from $4.7 million in 2001 to $7.7 million in 2002. While the increase in deposits was the main driver of the record asset growth, the Company provided additional funding of $7.0 million through a pre-emptive rights offering to existing stockholders in July 2002, and $18.0 million through the issuance of trust preferred securities in the fourth quarter. In 2001, total assets increased 31.9% from $371.2 million at December 31, 2000 to $489.5 million at December 31, 2002, deposits increased 30.9% from $310.9 million to $406.9 million and net income increased by $1.4 million, or 43.5%, from $3.3 million to $4.7 million.

Loan growth was also strong in 2002 as loans, net of allowance for loan losses, increased 30.4% from $410.9 million at December 31, 2001 to $535.8 million at December 31, 2002. Growth occurred in three of the four major classifications of loans with growth in real estate mortgage loans representing the largest increase, rising $105.9 million, or 38.5%, from $275.1 million at December 31, 2001 to $381.0 million at December 31, 2002. Real estate construction loans represented the second largest increase with growth of $16.8 million, or 17.9%, from $94.5 million at December 31, 2001 to $111.3 million at December 31, 2002 while commercial loans, the third category in which growth occurred, rose $5.4 million, or 13.8%, from $39.2 million at December 31, 2001 to $44.6 million at December 31, 2002. Loan growth in 2001 was similar to that achieved in 2002, with loans, net of the allowance for loan losses, increasing 34.4% from $305.7 million at December 31, 2000 to $410.9 million at December 31, 2001. Growth by category was also similar with real estate mortgage loans increasing $76.6 million, real estate construction loans increasing by $29.0 million and commercial loans rising $1.7 million.

As the Company experienced record growth in deposits and provided additional funding through its rights offering and issuance of trust preferred securities in 2002, other borrowed money and repurchase agreements declined. Repurchase agreements, which are provided to numerous demand deposit customers of the bank, fell $10.4 million, or 24.4%, from $42.5 million at December 31, 2001 to $32.1 million at December 31, 2002. Other borrowed money, which includes the Company's line of credit with a correspondent bank was paid down $11.0 million from $11.4 million at December 31, 2001 to $400 thousand at December 31, 2002. In 2001, repurchase agreements increased $13.4 million, or 45.9%, from $29.1 million to $42.5 million and other borrowed funds increased $4.0 million from $7.4 million at December 31, 2000 to $11.4 million at December 31, 2001. Both the $4.0 million increase in other borrowed funds in 2001 and the $11.0 million decline in 2002 were associated with the Company's use of its line-of-credit with a correspondent bank for supplementing the Bank's capital position. With the Company's successful completion of its $7.0 million rights offering in July 2002 and its issuance of $18.0 million in trust preferred securities in the fourth quarter of the year, the Company was able to repay the entire outstanding balance on the line-of-credit of $11.0 million while maintaining strong capital levels at the Bank.

While the growth in loans utilized the majority of the Company's cash from financing activities, cash and cash equivalents increased $28.8 million, or 190.2%, from $15.2 million at December 31, 2001 to $44.0 million at December 31, 2002 and investment securities, which are maintained as additional liquidity sources and for various collateral needs, increased $18.2 million, or 34.4% from $53.0 million at December 31, 2001 to $71.2 million at December 31, 2002. In 2001, cash and cash equivalents increased $4.2 million from $11.0 million at December 31, 2000 to $15.2 million at December 31, 2001 and investment securities increased over the same period $7.8 million, or 17.2%, from $45.3 million to $53.0 million.

By category, deposit growth in 2002 included a $32.1 million, or 48.3%, increase in non-interest-bearing demand deposits from $66.4 million at December 31, 2001 to $98.6 million at December 31, 2002, a $58.0 million, or 43.7%, increase in savings and interest-bearing demand deposits and a $69.9 million, or 33.7% increase in time deposits from $207.7 million at December 31, 2001 to $277.6 million at December 31, 2002. In 2001, deposit growth included an $11.5 million increase in non-interest-bearing demand deposits, a $28.9 million increase in savings and interest-bearing demand deposits, and a $55.5 million increase in time deposits. The majority of the Bank's deposits are attracted from individuals and businesses in the Northern Virginia and the Metropolitan, Washington DC area.

Earnings for 2002 of $7.7 million increased $3.0 million, or 64.5%, compared to earnings of $4.7 million in 2001 as net interest income increased $7.0 million, or 38.9%, non-interest income rose $889 thousand, or 18.9%, while non-interest expense, as a percentage of total net interest and non-interest income fell from 61.8% in 2001 to 56.5% in 2002. In 2001, earnings of $4.7 million represented an increase of 43.5% compared to earnings of $3.3 million in 2000 and earnings in 2000 of $3.3 million increased 50.1% compared to earnings of $2.2 million in 1999. On a diluted per share basis earnings were $1.92, $1.26, and $0.91 in 2002, 2001, and 2000, respectively. The Company's return on average assets was 1.32% for 2002, as compared to 1.05% in 2001 and 1.00% in 2000. Return on average equity increased to 23.06% in 2002, as compared to 19.37% in 2001, and 17.04% in 2000.

Stockholders' equity increased $15.7 million from $26.2 million at December 31, 2001 to $41.9 million at December 31, 2002 with earnings of $7.7 million, $7.0 million in net proceeds from the rights offering, $493 thousand from the exercise of stock options and warrants, and a $510 thousand increase in other comprehensive income, net of tax. In 2001, stockholders' equity grew $5.0 million from $21.2 million at December 31, 2000 to $26.2 million at year-end 2001 due to earnings of $4.7 million, $97 thousand from the exercise of stock options and a $295 thousand increase in other comprehensive income, net of tax. The total number of common shares outstanding increased in 2002 by 1,018,514 with 679,955 shares issued due to a five for four stock split in the form of a twenty five percent stock dividend in March 2002, 291,738 shares issued in July 2002 in connection with the rights offering and 46,821 shares issued as a result of the exercise of stock options and warrants.

NET INTEREST INCOME

Net interest income is the excess of interest earned on loans and investments over the interest paid on deposits and borrowings. The Company's net interest income increased $7.0 million, or 38.9%, from $17.9 million in 2001 to $24.9 million in 2002 with $6.2 million of the increase due to growth in earning assets and $794 thousand of the increase due to a twenty-four basis point increase in the net interest margin. In 2001 net interest income increased $4.0 million, or 28.7%, from $13.9 million in 2000 to $17.9 million in 2001, with $4.7 million in additional net interest income due to growth in earning assets, offset by a decline in net interest income of $729 thousand due to a thirty-one basis point drop in the net interest margin. In 2000, net interest income increased $3.7 million, or 36.3%, from $10.2 million in 1999 to $13.9 million.

Following Federal Reserve interest rate reductions of 475 basis points during 2001, loans, the majority of which were floating or variable rate, and investment securities, the majority of which were callable agency issues, re-priced faster than interest-bearing liabilities, the majority of which were time deposits with an average maturity of eighteen to twenty-four months. As a result the average yield on earning assets fell seventy-two basis points from 8.73% in 2000 to 8.01% in 2001, while the average cost of interest bearing liabilities dropped fifty-two basis points from 5.00% in 2000 to 4.48% in 2001. This narrowed the margin on earning assets from 4.54% in 2000 to 4.23% in 2001. In 2002, as the structure of the Bank's loans and investment securities remained relatively unchanged, they continued to re-price downward with the average yield on earning assets falling one hundred basis points from 8.01% in 2001 to 7.01% for 2002; however, the cost of interest bearing liabilities, and time deposits in particular, fell more significantly, with the cost of interest bearing liabilities falling one hundred and forty-one basis points from 4.48% in 2001 to 3.07% in 2002. With expectations that interest rates will remain low in 2003, the majority of time deposits having re-priced in 2002, other interest-bearing deposits at very low rates, and with growth in the loan and investment securities portfolio in 2003 at interest rates lower than the portfolio's current average rates the Company anticipates that its net interest margin may be slightly lower in 2003.

TABLE 1: AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

The following table shows the average balance sheets for each of the years ended December 31, 2002, 2001, and 2000. In addition, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, are shown. Loans placed on a non-accrual status are included in the average balances. Net loan fees and late charges included in interest income on loans totaled $1.6 million, $1.1 million and $702 thousand, for 2002, 2001, and 2000, respectively.

                                                    2002                          2001                           2000
                                       --------------------------------------------------------------------------------------------
                                                  Interest   Average             Interest  Average             Interest    Average
                                        Average    Income-   Yields   Average    Income-   Yields     Average    Income-    Yields
(Dollars in thousands)                  Balance    Expense   /Rates   Balance    Expense   /Rates     Balance    Expense    /Rates
                                       --------------------------------------------------------------------------------------------
ASSETS

Securities (1)                          $ 61,986   $ 3,152    5.14%   $ 58,125   $ 3,527     6.07%   $ 49,348   $ 3,125    6.33%
Loans, before allowance for losses       471,924    35,491    7.52%    349,586    29,720     8.50%    250,289    23,215    9.28%
Interest-bearing  deposits  in  other
banks                                         --        --      --          --        --       --          601       36    5.99%

Federal funds sold                        22,165       355    1.60%     15,310       650     4.24%       6,377      400    6.27%
                                       --------------------------------------------------------------------------------------------
TOTAL EARNING ASSETS                    $556,075   $38,998    7.01%   $423,021   $33,897     8.01%    $306,615  $26,776    8.73%
                                       --------------------------------------------------------------------------------------------
Non-earning assets                        27,235                        19,630                          18,457
                                       --------------------------------------------------------------------------------------------
TOTAL ASSETS                            $583,310                      $442,651                        $325,072
                                       --------------------------------------------------------------------------------------------
LIABILITIES & STOCKHOLDERS' EQUITY

Interest-bearing deposits

    NOW accounts                        $ 89,756   $ 1,847    2.06%   $ 72,231   $ 2,189     3.03%   $ 61,010   $ 2,499     4.10%
    Money market accounts                 54,144     1,213    2.24%     37,970     1,253     3.30%     23,282       900     3.87%
    Savings accounts                      16,131       220    1.36%     13,265       318     2.40%     12,771       439     3.44%
    Time deposits                        255,875    10,061    3.93%    188,968    10,734     5.68%    132,263     7,587     5.74%
                                       --------------------------------------------------------------------------------------------
Total interest-bearing deposits         $415,906   $13,341    3.21%   $312,434   $14,494     4.64%   $229,326   $11,425     4.98%
                                       --------------------------------------------------------------------------------------------
Securities sold under agreement to
repurchase and federal funds
purchased                                 33,791       245    0.73%     35,851       976     2.72%     23,537     1,076     4.57%
                                       --------------------------------------------------------------------------------------------
Other borrowed funds                      10,109       497    4.91%      8,770       521     5.94%      4,429       360     8.13%
                                       --------------------------------------------------------------------------------------------
Trust preferred capital notes                929        45    4.84%         --        --        --         --        --        --
                                       --------------------------------------------------------------------------------------------
TOTAL INTEREST-BEARING LIABILITIES      $460,735   $14,128    3.07%   $357,055   $15,991     4.48%   $257,292   $12,861     5.00%
                                       --------------------------------------------------------------------------------------------
Demand deposits and other non-
interest bearing liabilities              89,293                        61,515                         48,703
                                       --------------------------------------------------------------------------------------------
TOTAL LIABILITIES                       $550,028                      $418,570                       $305,995
                                       --------------------------------------------------------------------------------------------
Stockholders' equity                      33,282                        24,081                         19,077
                                       --------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                  $583,310                      $442,651                       $325,072
                                       --------------------------------------------------------------------------------------------
Interest rate spread                                          3.94%                          3.53%                          3.73%
NET INTEREST INCOME AND MARGIN                     $24,870    4.47%              $17,906     4.23%              $13,915     4.54%
                                       --------------------------------------------------------------------------------------------

(1) Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders' equity. Average yields on securities are stated on a tax equivalent basis.

TABLE 2: RATE-VOLUME VARIANCE ANALYSIS

Interest income and expense are affected by changes in interest rates, by changes in the volumes of earning assets and interest-bearing liabilities, and by changes in the mix of these assets and liabilities. The following analysis shows the year-to-year changes in the components of net interest income.

                                                     2002 COMPARED TO 2001             2001 COMPARED TO 2000
                                            ---------------------------------------------------------------------------
                                             Increase/(Decrease)                    Increase/(Decrease)
                                                   Due to                Total             Due to              Total
                                            ---------------------      Increase     --------------------     Increase
(Dollars in thousands)                       Volume         Rate      (Decrease)     Volume        Rate     (Decrease)
                                            ---------------------------------------------------------------------------
INTEREST INCOME

Loans                                        $ 9,200      $(3,429)     $ 5,771      $ 8,495      $(1,990)     $ 6,505
Securities                                       196         (571)        (375)         532         (130)         402
Federal funds sold                               110         (405)        (295)         384         (134)         250
Interest-bearing deposits in other banks          --           --           --          (36)          --          (36)
                                            ---------------------------------------------------------------------------
Total interest income                        $ 9,506      $(4,405)     $ 5,101      $ 9,375      $(2,254)     $ 7,121
                                            ---------------------------------------------------------------------------
INTEREST EXPENSE

Interest-bearing deposits:

   NOW accounts                              $   361      $  (703)     $  (342)     $   340      $  (650)     $  (310)
   Money market accounts                         362         (402)         (40)         485         (132)         353
   Savings accounts                               39         (137)         (98)          12         (133)        (121)
   Time deposits                               2,480       (3,153)        (673)       3,223          (76)       3,147
                                            ---------------------------------------------------------------------------
Total interest-bearing deposits              $ 3,242      $(4,395)     $(1,153)     $ 4,060      $  (991)     $ 3,069
Securities sold under agreement to
 repurchase and federal funds
purchased                                        (15)        (716)        (731)         335         (435)        (100)
Other borrowed funds                              64          (88)         (24)         260          (99)         161
Trust preferred capital notes                     45           --           45           --           --           --
                                            ---------------------------------------------------------------------------
Total interest expense                       $ 3,336      $(5,199)     $(1,863)     $ 4,655      $(1,525)     $ 3,130
                                            ---------------------------------------------------------------------------
CHANGE IN NET INTEREST INCOME                $ 6,170      $   794      $ 6,964      $ 4,720      $  (729)     $ 3,991
                                            ---------------------------------------------------------------------------

ASSET/LIABILITY MANAGEMENT AND QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the Company is exposed to market risk, or interest rate risk, as its net income is largely dependent on its net interest income. Market risk is managed by the Company's Asset/Liability Management Committee that formulates and monitors the performance of the Company based on established levels of market risk as dictated by policy. In setting tolerance levels, or limits on market risk, the Committee considers the impact on earnings and capital, the level and general direction of interest rates, liquidity, local economic conditions and other factors. Interest rate risk, or interest sensitivity, can be defined as the amount of forecasted net interest income that may be gained or lost due to favorable or unfavorable movements in interest rates. Interest rate risk, or sensitivity, arises when the maturity or re-pricing of interest-bearing assets differs from the maturing or re-pricing of interest-bearing liabilities and as a result of the difference between total interest-bearing assets and interest-bearing liabilities. The Company seeks to manage interest rate sensitivity while enhancing net interest income by periodically adjusting this asset/liability position.

One of the tools used by the Company to assess interest sensitivity on a monthly basis is the static gap analysis that measures the cumulative differences between the amounts of assets and liabilities maturing or re-pricing within various time periods. It is the Company's goal to limit the one-year cumulative difference to plus or minus 10% of total interest-earning assets in an attempt to limit changes in future net interest income from sudden changes in market interest rates. A gap analysis is shown in Table 3 below, and reflects the earlier of the maturity or re-pricing dates for various assets and liabilities as of December 31, 2002. At that point in time, the Company had a cumulative net liability sensitive twelve-month gap position of $9.6 million, or a negative 1.5% of total interest-earning assets.

This position would generally indicate that earnings should decline in a rising interest rate environment as more liabilities would re-price than assets; however, this measurement represents a static position as of a single day and is not necessarily indicative of the Company's position at any other point in time, does not take into account the sensitivity of yields and costs of specific assets and liabilities to changes in market rates, and does not take into account the specific timing of when changes to a specific asset or liability will occur. More accurate measures of interest sensitivity are provided to the Company using earnings simulation models.

TABLE 3: INTEREST SENSITIVITY-GAP ANALYSIS

At December 31, 2002                                            INTEREST SENSITIVITY PERIODS
                                               ------------------------------------------------------------------
                                                 Within     91 to 365      Over 1 to 5     Over 5
(Dollars in thousands)                          90 Days        Days           Years        Years         Total
                                               ------------------------------------------------------------------
EARNING ASSETS

Securities, at amortized cost                  $  11,710     $  24,504      $  17,765     $  16,220     $  70,199
Federal funds sold                                24,071            --             --            --        24,071
Loans, net of unearned income                    229,995        76,147        217,746        17,884       541,772
                                               ------------------------------------------------------------------
Total earning assets                           $ 265,776     $ 100,651      $ 235,511     $  34,104     $ 636,042
                                               ------------------------------------------------------------------
INTEREST-BEARING LIABILITIES

NOW accounts                                   $  87,623     $   6,034      $  16,170     $      --     $ 109,827
Money market accounts                             46,982         9,048          5,972            --        62,002
Savings accounts                                   1,519         4,746         12,717            --        18,982
Time deposits                                     42,754       126,860        107,983            13       277,610
Securities sold under agreement to
 repurchase and federal funds purchased           32,081            --             --            --        32,081
Other borrowed funds                                  --           400             --            --           400
Trust preferred capital notes                         --        18,000             --            --        18,000
                                               ------------------------------------------------------------------
Total interest-bearing liabilities             $ 210,959     $ 165,088      $ 142,842     $      13     $ 518,902
                                               ------------------------------------------------------------------
CUMULATIVE MATURITY / INTEREST SENSITIVITY
GAP                                            $  54,817     $  (9,620)     $  83,049     $ 117,140     $ 117,140

As % of total earnings assets                        8.6%         (1.5)%         13.1%        18.4%
                                               ------------------------------------------------------------------

In order to more closely measure interest sensitivity, the Company uses earnings simulation models on a quarterly basis. These models utilize the Company's financial data and various management assumptions as to growth and earnings to forecast a base level of net interest income and earnings over a one-year period. This base level of earnings is then shocked assuming a sudden 200 basis points increase or decrease in interest rates. At December 31, 2002, even though the Company's static gap reflected a liability sensitive position within twelve months, the model projected that forecasted net income would decrease by 5.1% if interest rates would immediately fall by 200 basis points as a majority of the Company's interest-bearing liabilities would not re-price similarly to loans and investment securities due to their already low rates. If rates were to immediately rise by 200 basis points, the model projected an increase in net income of 2.5%. The Company has set a limit on this measurement of interest sensitivity to a maximum decline in earnings of 20%. Since the earnings model uses numerous assumptions regarding the effect of changes in interest rates on the timing and extent of re-pricing characteristics, future cash flows and customer behavior, the model cannot precisely estimate net income and the effect on net income from sudden changes in interest rates. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

NON-INTEREST INCOME

Non-interest income increased $889 thousand, or 18.9%, from $4.7 million in 2001 to $5.6 million in 2002 and increased $2.1 million, or 81.0%, from $2.6 million in 2000 to $4.7 million in 2001. In 2000, non-interest income increased $600 thousand from $2.0 million in 1999 to $2.6 million in 2000. Fees and net gains on mortgage loans held-for-sale have accounted for the majority of the increases over the years with an increase in 2002 of $541 thousand, or 16.0%, from $3.4 million in 2001 to $3.9 million in 2002, and an increase of $1.8 million, or 113.1%, from $1.6 million in 2000 to $3.4 million in 2001. In 2000, fees and net gains on mortgage loans held-for-sale rose $321 thousand from $1.3 million in 1999 to $1.6 million.

The Company's mortgage lending activities began in 1999 and accounted for $1.3 million of the total $2.0 million in non-interest income that year on $73.7 million in mortgages originated for sale. Results in 2000 were similar with fees and net gains accounting for $1.6 million of the $2.6 million in non-interest income on $79.8 million in originations. In 2001 and 2002 lower mortgage rates and a strong local housing market pushed total loans originated for sale to record levels for the Company with $180.7 million in 2001 and $207.8 million in 2002. Adverse changes in the local real estate market, consumer confidence, and interest rates could adversely impact the level of loans originated for sale, and the resulting fees and earnings thereon.

Service charges and other fees, which include monthly deposit account maintenance charges, overdraft fees, ATM fees and charges, safe deposit box rents, merchant discount fee income and lock box service fees, increased $359 thousand, or 28.3%, from slightly under $1.3 million in 2001 to $1.6 million in 2002, and increased $291 thousand, or 29.7%, in 2001 from $980 thousand in 2000 to $1.3 million. In 2000, service charges and fees also increased by $291 thousand from $689 thousand in 1999 to $980 thousand. The Company continues to seek to improve this category of non-interest income having added lock box services in 2000, insurance services in 2001 and investment services in 2002. Although these activities have contributed to the increases in service charges and fees over the past three years, most of the increases in this category of non-interest income are attributable to growth in total deposit accounts.

NON-INTEREST EXPENSE

Non-interest expense increased $3.2 million, or 23.1%, from $14.0 million in 2001 to $17.2 million in 2002, and increased $3.3 million, or 31.5%, from $10.6 million in 2000 to $14.0 million in 2001, and increased $2.2 million, or 26.7%, in 2000. Salaries and benefits accounted for $2.0 million, or 62.7%, of the total increase in non-interest expense in 2002, $2.3 million, or 69.3% in 2001, and $1.3 million, or 56.6%, in 2000. Commissions and incentive compensation associated with the significant increases in total loans and loans originated for sale were the main reason for these increases in salaries and benefits expense over the past three years. Also contributing to increased compensation expenses were other staff increases due to overall growth, branch expansion, and salary increases for existing staff.

Occupancy expenses, which include rents, depreciation, maintenance on buildings, leaseholds and equipment, increased $578 thousand, or 24.7%, from $2.3 million in 2001 to $2.9 million in 2002, and increased $391 thousand and $328 thousand, or 20.1% and 20.3%, in 2001 and 2000, respectively. These increases are due to additional facilities for the Company's operations department due to growth and continued branch expansion, as the Company opened four of its thirteen branches over the last three years. Data processing costs increased $177 thousand, or 19.6%, from $902 thousand in 2001 to $1.1 million in 2002 and increased $152 thousand and $139 thousand, or 20.3% and 22.8%, in 2001 and 2000, respectively, due to growth in total loans and deposits and added services such as internet banking.

Other operating expenses, which include advertising and public relations expenses, bank franchise taxes, legal and professional fees, supplies and postage, increased $451 thousand, or 17.3%, from $2.6 million in 2001 to $3.1 million in 2002 and increased $485 thousand, or 22.8%, in 2001 compared to an increase of $504 thousand, or 31.0%, from $1.6 million in 1999 to $2.1 million in 2000. Other non-interest expenses to which the Company is not currently subject, such as deposit insurance premiums, which may be incurred in the future, could have an adverse affect on earnings and results of operations in future periods.

INCOME TAXES

The Company's income tax provisions are adjusted for non-deductible expenses and non-taxable interest after applying the U.S. federal income tax rate of 34%. Provision for income taxes totaled $3.9 million, $2.4 million, and $1.7 million for the years ended December 31, 2002, 2001, and 2000, respectively. The effects of non-deductible expenses and non-taxable interest on the Company's income tax provisions are minimal.

ASSET QUALITY - PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is based upon management's estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. During 2002, charge-offs totaled $155 thousand compared to $23 thousand and $36 thousand in 2001 and 2000, respectively. The provision for loan loss expense in 2002 was $1.7 million compared to $1.6 million in 2001 and $947 thousand in 2000. The total allowance for loan losses of $5.9 million at December 31, 2002 increased 36.0% from $4.4 million at December 31, 2001, and increased 55.4% from $2.8 million at December 31, 2000 to $4.4 million at December 31, 2001. Higher provisions in 2002 and 2001, compared to 2000, reflect significant increases in total loans outstanding, an increase in non-performing assets from $554 thousand at December 31, 2001 to $2.4 million at December 31, 2002, and increases in identified other potential problem loans from $1.2 million at December 31, 2000 to $2.6 million at December 31, 2001 and $1.9 million at December 31, 2002.

Management feels that the allowance for loan losses is adequate. There can be no assurance, however, that additional provisions for loan losses will not be required in the future, including as a result of possible changes in the economic assumptions underlying management's estimates and judgments, adverse developments in the economy, on a national basis or in the Company's market area, or changes in the circumstances of particular borrowers.

The Company generates a quarterly analysis of the allowance for loan losses, with the objective of quantifying portfolio risk into a dollar figure of inherent losses, thereby translating the subjective risk value into an objective number. Emphasis is placed on semi-annual independent external loan reviews and monthly internal reviews. The determination of the allowance for loan losses is based on applying and summing the results of eight qualitative factors and one quantitative factor to each category of loans along with any specific allowance for impaired and adversely classified loans within the particular category. Each factor is assigned a percentage weight and that total weight is applied to each loan category. The resulting sum from each loan category is then combined to arrive at a total allowance for all categories. Factors are different for each loan category. Qualitative factors include: levels and trends in delinquencies and non-accruals, trends in volumes and terms of loans, effects of any changes in lending policies, the experience, ability and depth of management, national and local economic trends and conditions, concentrations of credit, quality of the Company's loan review system, and regulatory requirements. The total allowance required thus changes as the percentage weight assigned to each factor is increased or decreased due to its particular circumstance, as the various types and categories of loans change as a percentage of total loans and as specific allowances are required due to an increase in impaired and adversely classified loans. For further information regarding the allowance for loan losses see Notes 1 and 4 to the Consolidated Financial Statements.

TABLE 4: PROVISION AND ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)                        2002      2001      2000      1999      1998
                                             ----------------------------------------------
Allowance, beginning of period               $4,356    $2,803    $1,889    $1,438    $  990
                                             ----------------------------------------------
CHARGE-OFFS

  Real estate loans                          $   --    $   --    $   --    $   --    $   --
  Commercial loans                               87        --        --        --        --
  Consumer loans                                 68        23        36        40        23
                                             ----------------------------------------------
Total charge-offs                            $  155    $   23    $   36    $   40    $   23
                                             ----------------------------------------------
RECOVERIES

  Real estate loans                          $   --    $   --    $   --    $   --    $   --
  Commercial loans                                5         2         1         7         3
  Consumer loans                                 40         2         2         4        17
                                             ----------------------------------------------
Total recoveries                             $   45    $    4    $    3    $   11    $   20
                                             ----------------------------------------------
Net charge-offs                              $  110    $   19    $   33    $   29    $    3
                                             ----------------------------------------------
PROVISIONS FOR LOAN LOSSES                    1,678     1,572       947       480       451
                                             ----------------------------------------------
Allowance, end of period                     $5,924    $4,356    $2,803    $1,889    $1,438
                                             ----------------------------------------------
Ratio of net charges-offs to average total
  loans outstanding during period             0.02%     0.01%     0.01%     0.02%    0.003%
                                             ----------------------------------------------

TABLE 5: ALLOCATION OF ALLOWANCE FOR  LOAN LOSSES

The allowance for loan losses is a general allowance applicable to all loan categories; however, management has allocated the allowance to provide an indication of the relative risk characteristics of the loan portfolio. The allocation is an estimate and should not be interpreted as an indication that charge-offs will occur in these amounts, or that the allocation indicates future trends. The allocation of the allowance at December 31 for the years indicated and the ratio of related outstanding loan balances to total loans are as follows:

(Dollars in thousands)                      2002      2001      2000      1999      1998
                                           ----------------------------------------------
ALLOCATION OF ALLOWANCE FOR LOAN LOSSES:

Real estate - mortgage                     $3,159    $1,957    $1,571    $1,206    $  870
Real estate - construction                  1,239       863       518       132       101
Commercial                                  1,469     1,482       628       477       409
Consumer                                       57        54        86        74        58
                                           ----------------------------------------------
Balance, December 31,                      $5,924    $4,356    $2,803    $1,889    $1,438
                                           ----------------------------------------------
RATIO OF LOANS TO TOTAL YEAR-END LOANS:

Real estate - mortgage                         70%       66%       64%       76%       73%
Real estate - construction                     21%       23%       21%        8%        8%
Commercial                                      8%        9%       12%       13%       16%
Consumer                                        1%        2%        3%        3%        3%
                                           ----------------------------------------------
                                              100%      100%      100%      100%      100%
                                           ----------------------------------------------


See Notes 1 and 4 to the Consolidated Financial Statements for additional information regarding the provision and allowance for loan losses.

RISK ELEMENTS AND NON-PERFORMING ASSETS

Non-performing assets consist of non-accrual loans, impaired loans, restructured loans, and other real estate owned (foreclosed properties). The total non-performing assets and loans that are 90 days or more past due and still accruing interest increased 330.9% from $554 thousand at year-end 2001 to $2.4 million at year-end 2002, and increased 2.2% from $542 thousand at year-end 2000 to $554 thousand at year-end 2001. The total increase of $1.9 million in non-accrual loans in 2002 is attributable to two mortgages on residential single-family properties. Both loans are well secured and are expected to be fully re-paid in 2003.

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

The ratio of non-performing assets and past due loans to total loans increased from .13% at December 31, 2001 to .44% at December 31, 2002 and decreased from ..18% at December 31, 2000 to .13% at December 31, 2001. The increase in 2002 is due to two loans on single-family residential properties representing $1.9 million of total non-performing assets. The Company expects its ratio of non-performing assets to total loans to improve, assuming these two loans are collected as expected in 2003; however, the ratio may increase from its current level due to other identified potential problem loans on December 31, 2002. As of December 31, 2002, there were $1.9 million of loans for which management has identified risk factors that may result in them not being repaid in accordance with their terms, compared to $2.6 million at December 31, 2001 and $1.2 million at December 31, 2000. These loans are also primarily well secured and are currently performing. See Notes 1 and 4 to the Consolidated Financial Statements for additional information regarding the Company's non-performing assets.

Foreclosed real properties include properties that have been substantively repossessed or acquired in complete or partial satisfaction of debt. Such properties, which are held for resale, are carried at the lower of cost or fair value, including a reduction for the estimated selling expenses, or principal balance of the related loan. As of December 31, 2002 and 2001, the Company held no foreclosed real properties.

TABLE 6: NON-PERFORMING ASSETS

(Dollars in thousands)                               2002      2001      2000      1999      1998
                                                    -----------------------------------------------
Non-accrual loans                                   $1,943    $  106    $  117    $  106    $   121

Impaired loans                                         444       119       107       143        213

Restructured loans                                      --        --        --        --         --

Foreclosed properties                                   --        --        --        --         --
                                                    -----------------------------------------------
     Total non-performing assets                    $2,387    $  225    $  224    $  249    $   334
                                                    -----------------------------------------------
Loans past due 90 days and still accruing               --       329       318        68         --
                                                    -----------------------------------------------
TOTAL NON-PERFORMING ASSETS AND PAST DUE LOANS      $2,387    $  554    $  542    $  317    $   334
                                                    -----------------------------------------------
Allowance for loan losses to total loans              1.09%     1.05%      .91%      .91%       .95%

Allowance for loan losses to non-performing
  loans                                              248.2%  1,936.0%  1,251.3%    758.6%     430.5%

Non-performing assets and past due loans to
  total loans                                         0.44%     0.13%     0.18%     0.15%      0.22%

NON-PERFORMING ASSETS AND PAST DUE LOANS TO
  TOTAL ASSETS                                        0.36%     0.11%     0.15%     0.11%      0.15%
                                                    -----------------------------------------------

LOAN PORTFOLIO

The Company's lending activities are its principal source of income. Real estate loans, including residential permanents and construction, and commercial permanents, represent the major portion of the Company's loan portfolio.

At December 31, 2002 loans, including loans held-for-sale, net of unearned income and allowance for loan losses, totaled $535.8 million and increased 30.4% from a 2001 year-end total of $410.9 million. In 2001, net loans increased 34.4% from a year-end 2000 total of $305.7 million. The increase in loans in 2002 included an increase in real estate construction loans of $16.8 million, or 17.9%, and an increase in real estate mortgage loans of $105.8 million, or 38.5%. In 2001 growth in loans was also concentrated in these two categories with real estate construction loans increasing $29.0 million, or 44.3%, while real estate mortgage loans increased $76.6 million, or 38.6%. The increases in real estate construction loans over the past two years are the direct result of the Company's increased focus in this area and the hiring of loan officers specializing in residential construction lending. At December 31, 2002, $69.5 million of real estate construction loans were to commercial builders of single-family homes, $18.8 million were to individuals and $23.1 million were related to commercial properties. The Company expects that real estate construction loans will continue to grow, but not at the pace experienced in 2001 and 2002, although there can be no assurance.

The majority of the Bank's loan portfolio consists of construction and commercial real estate loans. At December 31, 2002, the Bank had $69.5 million of construction loans to commercial builders of single family housing in the Northern Virginia market, representing 12.8% of total loans. These loans are made to a number of unrelated entities and generally have a term of twelve to eighteen months. Adverse developments in the Northern Virginia real estate market or economy could have an adverse impact on this portfolio of loans and the Bank's income and financial position. An additional 48.9% of the loan portfolio at December 31, 2002 was secured by commercial, non-farm, nonresidential real estate. These loans represent obligations of a diversified pool of borrowers across numerous businesses and industries in the Northern Virginia market and include some loans that, although secured by commercial real estate, are commercial purpose loans made based on the financial condition of the underlying business. At December 31, 2002, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Bank seeks to manage its concentrations of loans through the establishment of limits on the level of its various loan types to total loans and to total capital. For further information regarding concentrations of loans see Note 16 to the Consolidated Financial Statements.

Tables 7 and 8 present information pertaining to the composition of the loan portfolio including unearned income, allowance for loan losses, and the maturity/re-pricing of selected loans.

TABLE 7: SUMMARY OF TOTAL LOANS

                                                      DECEMBER 31,
                                 ----------------------------------------------------
(Dollars in thousands)             2002       2001       2000       1999       1998
                                 ----------------------------------------------------
Real estate - mortgage           $380,972   $275,141   $198,541   $156,998   $109,774
Real estate - construction        111,333     94,452     65,460     17,238     12,794
Commercial                         44,559     39,153     37,406     26,423     23,514
Consumer                            6,941      8,004      7,995      6,968      4,983
                                 ----------------------------------------------------
Total loans                      $543,805   $416,750   $309,403   $207,627   $151,065
Less unearned income                2,033      1,444        883        567        187
Less allowance for loan losses      5,924      4,356      2,803      1,889      1,438
                                 ----------------------------------------------------
LOANS, NET                       $535,848   $410,950   $305,717   $205,171   $149,440
                                 ----------------------------------------------------


TABLE 8: MATURITY/REPRICING SCHEDULE OF SELECTED LOANS

At December 31, 2002     REAL ESTATE-   REAL ESTATE-
(Dollars in thousands)    MORTGAGE      CONSTRUCTION    COMMERCIAL  CONSUMER
                          --------------------------------------------------
VARIABLE:

     Within 1 year        $ 48,151       $ 24,405        $ 13,194   $  1,338

     1-to-5 years          159,595          2,382             561         --

     After 5 years          14,404             --              --         --

FIXED RATE:

     Within 1 year          40,908         59,463          17,045      2,358

     1-to-5 years           42,144         24,721          13,404      2,907

     After 5 years          75,770            362             355        338
                          --------------------------------------------------
TOTAL LOANS               $380,972       $111,333        $ 44,559   $  6,941
                          --------------------------------------------------

At December 31, 2002, the aggregate amount of loans due after one year that have fixed rates was approximately $160.0 million, and the amount with variable or adjustable rates was approximately $176.9 million.

SECURITIES

The securities portfolio plays a primary role in the management of the interest rate sensitivity of the Company, provides additional interest income, serves as a source of liquidity, and is used as needed to meet certain collateral requirements.

The securities portfolio consists of two components, securities held-to-maturity and securities available-for-sale. Securities are classified as held-to-maturity based on management's intent and the Company's ability, at the time of purchase, to hold such securities to maturity. These securities are carried at amortized cost. Securities which may be sold in response to changes in market interest rates, changes in the securities' prepayment risk, increased loan demand, general liquidity needs, and other similar factors are classified as available-for-sale and are carried at estimated fair value.

Total securities increased $18.2 million, or 34.4%, from $53.0 million at December 31, 2001 to $71.2 million at December 31, 2002 and increased $7.7 million, or 17.1%, from $45.3 million at year-end 2000 to $53.0 million at year-end 2001. Securities of U.S. Government Agencies represent the majority of the portfolio while obligations of states and or political subdivisions have increased as a percentage of the total portfolio. Table 9 provides information regarding the composition of the securities portfolio and Table 10 details the maturities and weighted average yields (on a tax equivalent basis) at the dates indicated. See Note 2 to the Consolidated Financial Statements for additional information regarding the securities portfolio.

        At December 31, 2002, there were no issuers, other than issuers who are US government agencies, whose securities owned by the Company had an aggregate book value of more than 10% of total stockholder's equity of the Company.

TABLE 9: SECURITIES PORTFOLIO

                                                                        DECEMBER 31,
                                           -----------------------------------------------------------------------
                                                    2002                    2001                    2000
                                           -----------------------------------------------------------------------
(Dollars in thousands)                                     Percent                 Percent                Percent
                                              Book Value   of total   Book Value   of total   Book Value  of total
                                           -----------------------------------------------------------------------
AVAILABLE-FOR-SALE:

U.S. Government Agency obligations             $ 52,661     73.92%     $ 40,619     76.62%    $ 29,406     64.98%
Obligations of states/political
subdivisions                                      1,229      1.73%          275       .52%         270       .60%
Federal Reserve Bank stock                          542       .76%          392       .74%         392       .87%
Federal Home Loan Bank stock                      1,194      1.68%          732      1.38%         667      1.47%
Community Bankers' Bank stock                        55       .08%           55       .10%          55       .12%
                                           -----------------------------------------------------------------------
                                               $ 55,681     78.17%     $ 42,073     79.36%    $ 30,790     68.04%
                                           -----------------------------------------------------------------------
HELD-TO-MATURITY:

U.S. Government Agency obligations              $ 8,534     11.98%      $ 6,017     11.35%    $ 13,992     30.92%
Obligations of states/political
subdivisions                                      6,534      9.17%        3,945      7.44%          --        --
Domestic corporate debt obligations                 482       .68%          979      1.85%         472      1.04%
                                           -----------------------------------------------------------------------
                                               $ 15,550     21.83%     $ 10,941     20.64%    $ 14,464     31.96%
                                           -----------------------------------------------------------------------
                                               $ 71,231    100.00%     $ 53,014    100.00%    $ 45,254    100.00%
                                           -----------------------------------------------------------------------

TABLE 10: MATURITY OF SECURITIES

At  December 31,                                 2002                      2001                       2000
                                           -----------------------------------------------------------------------
(Dollars in thousands)                                   Weighted                  Weighted               Weighted
                                                          Average                   Average               Average
                                            Book Value     Yield      Book Value     Yield   Book Value    Yield
                                           -----------------------------------------------------------------------
Maturing within one year                     $     --         --       $     --       --      $  3,725     6.07%
Maturing after one through five years          38,549       3.77%        16,533     4.71%       22,314     5.87%
Maturing after five through ten years          12,966       4.87%         7,738     6.29%        8,113     6.87%
Maturing after ten years                       19,716       5.96%        28,743     6.65%       11,102     6.66%
                                           -----------------------------------------------------------------------
                                             $ 71,231       4.58%      $ 53,014     5.99%     $ 45,254     6.26%
                                           -----------------------------------------------------------------------

DEPOSITS

The Company's principal source of funds is depository accounts comprised of demand deposits, savings and money market accounts, and time deposits. Substantially all deposits are provided by individuals and businesses located within the communities served.

Total deposits increased $160.1 million, or 39.3%, in 2002 from $406.9 million at December 31, 2001 to $567.0 million at year-end 2002, and increased $96.0 million, or 30.9%, from $310.9 million at year-end 2000 to $406.9 million at year-end 2001. In 2002, growth by deposit category included a 48.4% increase in non-interest bearing deposits, a 43.7% increase in savings accounts and interest-bearing demand deposits, and a 33.7% increase in time deposits. In 2001 non-interest bearing deposits increased 21.0%, savings and interest-bearing demand deposits grew 27.9% and time deposits increased 36.5%. The average rate paid on interest-bearing deposits fell one hundred and forty-three basis points from 4.64% for the year ended December 31, 2001 to 3.21% for the year ended December 31, 2002, and decreased thirty-four basis points from 4.98% in 2000 to 4.64% in 2001. Rates declined in all deposit account categories and in some cases have reached near floor levels; however, the average rate on time deposits is expected to decline further in 2003 as $169.6 million in time deposits will mature and re-price at rates lower than the portfolio's current average rate.

Table 11 details maturities of time deposits with balances of $100,000 and over which represent 39.9% of total time deposits as of December 31, 2002. See Note 6 to the Consolidated Financial Statements and Table 3 to this Management's Discussion and Analysis for additional information regarding the maturities of time deposit.

TABLE 11: MATURITIES OF TIME DEPOSITS WITH BALANCES $100,000 OR MORE

                                     DECEMBER 31,
                           ------------------------------
 (Dollars in thousands)      2002       2001       2000
                           ------------------------------
3 months or less           $ 18,477   $ 11,900   $  2,159
3-6 months                   10,831      9,029      3,960
6-12 months                  44,289     21,075     22,509
Over 12 months               37,104     43,204     27,730
                           ------------------------------
TOTAL                      $110,701   $ 85,208   $ 56,358
                           ------------------------------

SHORT-TERM BORROWINGS

Short-term borrowings consist of securities sold under agreements to repurchase that are secured transactions with customers and generally mature the day following the date sold. These transactions are provided to several of the Bank's non-interest bearing demand deposit customers and are considered a core-funding source of the Bank. Short-term borrowings also include Federal funds purchased, which are unsecured overnight borrowings from other financial institutions and are generally used to accommodate short-term liquidity needs. Table 12 provides information on the balances and interest rates on short-term borrowings for the years ended December 31, 2002, 2001 and 2000 (dollars in thousands):

TABLE 12: SHORT-TERM BORROWINGS

  At December 31,                                 2002       2001       2000
                                                -----------------------------
Securities sold under agreement to repurchase   $32,081    $32,931    $28,097
Federal funds purchased                              --      9,521      1,000
                                                -----------------------------
  Total                                         $32,081    $42,452    $29,097
Weighted interest rate at year end                 0.37%      1.05%      5.06%

Averages for the year ended December 31,
Outstanding                                     $33,791    $35,851    $23,537
Interest rate                                      0.73%      2.72%      4.57%

Maximum month-end outstanding                   $40,251    $42,452    $30,280
                                                -----------------------------

LIQUIDITY

The Company's principal sources of liquidity and funding are its deposit base. The level of deposits necessary to support the Company's lending and investment activities is determined through monitoring loan demand. Considerations in managing the Company's liquidity position include, but are not limited to, scheduled cash flows from existing loans and investment securities, anticipated deposit activity including the maturity of time deposits, and projected needs from anticipated extensions of credit. The Company's liquidity position is monitored daily by management to maintain a level of liquidity conducive to efficiently meet current needs and is evaluated for both current and longer term needs as part of the asset/liability management process.

The Company measures total liquidity through cash and cash equivalents, securities available-for-sale, mortgage loans held-for-sale, other loans and investment securities maturing within one year, less securities pledged as collateral for repurchase agreements, public deposits and other purposes, and less any outstanding federal funds purchased. These liquidity sources increased $93.5 million, or 74.6%, from $125.3 million at December 31, 2001, to $218.8 million at December 31, 2002, and increased $27.0 million from $98.3 million at December 31, 2000, to $125.3 million at December 31, 2001. The increase in 2002 was due to higher levels of loans maturing within one-year, an increase in federal funds sold of $24.1 million, and an increase in available-for-sale securities. Additional sources of liquidity available to the Bank include the capacity to borrow funds through established short term lines of credit with various correspondent banks, and the Federal Home Loan Bank of Atlanta, while the Company maintains a line of credit with a correspondent bank strictly for the purpose of providing additional capital to the Bank. See Note 13 to the Consolidated Financial Statements for further information regarding these additional liquidity sources.

CAPITAL

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions and economic forces, and the overall level of growth. The adequacy of the Company's current and future capital needs is monitored by Management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

The capital position of the Company's wholly-owned subsidiary, Virginia Commerce Bank (the "Bank"), continues to meet regulatory requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios. Tier 1 capital consists of common and qualifying preferred stockholders' equity less goodwill. Total risk-based capital consists of Tier 1 capital, qualifying subordinated debt, and a portion of the allowance for loan losses. Risk-based capital ratios are calculated with reference to risk-weighted assets. The leverage ratio compares Tier 1 capital to total average assets. The Bank's Tier 1 risk-based capital ratio was 6.69% at December 31, 2002, compared to 6.32% at December 31, 2001. The total risk-based capital ratio was 10.33% at December 31, 2002, compared to 10.09% at December 31, 2001. These ratios are in excess of the mandated minimum requirement of 4.00% and 8.00%, respectively. The Bank's leverage ratio was 5.72% at December 31, 2002 compared to 5.41% at December 31, 2001. The Company's Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage ratio was 10.03%, 11.89% and 8.52%, respectively, at December 31, 2002 compared to 6.35%, 7.41%, and 5.44% at December 31, 2001.
These increases in both the Company's and the Bank's capital ratios were primarily due to the $7 million in additional capital raised in the rights offering in July 2002 and the $18 million in trust preferred capital notes issued in the fourth quarter of the year. As of December 31, 2002 the Company still held $8.0 million of the proceeds from the trust preferred securities. Those funds were subsequently down-streamed to the Bank in the form of additional subordinated debt and common equity in January 2003 and further increased the Bank's capital ratios.

During 2001, the Company continued to borrow funds under a line of credit with a correspondent bank in order to provide capital to fund growth and expansion at the Bank. At December 31, 2001, the amount outstanding under the line of credit was $11.0 million, as compared to $7.0 million at December 31, 2000. In 2002, as strong asset growth continued, the Company provided additional capital through a $7.0 million rights offering to existing stockholders in July 2002. Although the offering was successful, the Company believed that additional capital would be necessary to fund future growth. In November and December 2002 the Company formed two financing subsidiaries in order to issue $18.0 million in trust preferred securities through a private placement to unrelated parties. As the $18.0 million in proceeds were in excess of current needs the Company re-paid the $11.0 million outstanding on its line of credit. The Company continues to maintain its line of credit; however, it is currently in a re-negotiation process. Until the process is completed further advances would require the correspondent's approval.

The ability of the Company to continue to grow is dependent on its earnings and the ability to obtain additional funds for contribution to the Bank's capital, through additional borrowing, the sale of additional common stock, or through the issuance of additional trust preferred securities. In the event that the Company is unable to obtain additional capital for the Bank on a timely basis, the growth of the Company and the Bank may be curtailed, and the Company and the Bank may be required to reduce their level of assets in order to maintain compliance with regulatory capital requirements. Under those circumstances net income and the rate of growth of net income may be adversely affected. The Company believes that its current level of capital is sufficient to meet anticipated growth, although there can be no assurance.

DIVIDENDS

The Company has not paid cash dividends since 1995, electing to retain earnings for funding the growth of the Company and its business. The Company currently anticipates continuing the policy of retaining earnings to fund growth. The ability of the Company to pay dividends, should it elect to do so, depends largely upon the ability of the Bank to declare and pay dividends to the Company, as the principal source of the Company's revenue is dividends paid by the Bank. Future dividends will depend primarily upon the Bank's earnings, financial condition, and need for funds, as well as governmental policies and regulations applicable to the Company and the Bank, which limit the amount that may be paid as dividends without prior approval.

MARKET PRICE OF STOCK AND DIVIDENDS

The Company's stock is traded on the Nasdaq National Market under the symbol "VCBI". Table 13 sets forth the range of high and low sales prices (adjusted for stock dividends and splits) known to the Company for each full quarterly period within the two most recent fiscal years.

TABLE 13: MARKET PRICE OF STOCK AND DIVIDENDS

                            2002                 2001
                     --------------------------------------
Quarter               High       Low       High        Low
-----------------------------------------------------------
First                $22.20    $16.80     $12.12     $ 8.48
Second                27.70     19.28      12.80      11.20
Third                 26.44     21.25      16.80      12.44
Fourth                25.07     22.51      16.84      13.32

The approximate number of the Company's stockholders at December 31, 2002, is
750. Information regarding stock dividends and splits in 2002, 2001, and 2000 is as follows:

1. A five for four stock split in the form of a 25% stock dividend was declared on February 28, 2002, for stockholders of record on March 15, 2002, and was paid on April 12, 2002.

2. A five for four stock split in the form of a 25% stock dividend was declared on February 28, 2001, for stockholders of record on April 16, 2001, and was paid on May 11, 2001.

3. A stock dividend of 10% was declared on April 26, 2000, for stockholders of record on May 12, 2000, and was paid on May 26, 2000.

ANNUAL MEETING OF STOCKHOLDERS

The annual meeting of stockholders of Virginia Commerce Bancorp, Inc. (the "Company") will be held at 4:00 pm on Wednesday, April 30, 2003 at "The Washington Golf and Country Club", 3017 North Glebe Road, Arlington, Virginia.

ANNUAL REPORT ON FORM 10-K

A COPY OF FORM 10-K AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IS AVAILABLE WITHOUT CHARGE TO STOCKHOLDERS UPON WRITTEN REQUEST TO:

WILLIAM K. BEAUCHESNE
TREASURER AND CHIEF FINANCIAL OFFICER
VIRGINIA COMMERCE BANCORP, INC.
14201 SULLYFIELD CIRCLE #500
CHANTILLY, VA 20151

                          INDEPENDENT AUDITOR'S REPORT

     To the Stockholders and Directors
     Virginia Commerce Bancorp, Inc. and subsidiaries
     Arlington, Virginia

                      We have audited the accompanying consolidated balance sheets of Virginia Commerce Bancorp, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Virginia Commerce Bancorp, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended December 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

     /s/ Yount, Hyde & Barbour, P.C.

     Winchester Virginia
     February 13, 2003

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                        December 31,
                                                                   ---------------------
                                                                      2002        2001
                                                                   ---------------------
     ASSETS

     Cash and due from banks                                       $ 19,907     $ 15,155
     Securities (fair value: 2002, $71,766; 2001, $53,143)           71,231       53,014
     Federal funds sold                                              24,071           --
     Loans held-for-sale                                             18,948       15,842
     Loans, net of allowance for loan losses of $5,924 in 2002      516,900      395,108
       and $4,356 in 2001
     Bank premises and equipment, net                                 6,517        6,238
     Accrued interest receivable                                      2,489        2,211
     Other assets                                                     2,824        1,943
                                                                   ---------------------
        Total assets                                               $662,887     $489,511
                                                                   ---------------------
     LIABILITIES AND STOCKHOLDERS' EQUITY

     DEPOSITS
        Non-interest bearing demand deposits                       $ 98,575     $ 66,448
        Savings and interest-bearing demand deposits                190,811      132,811
        Time deposits                                               277,610      207,663
                                                                   ---------------------
        Total deposits                                             $566,996     $406,922
     Securities sold under agreement to repurchase and federal       32,081       42,452
       funds purchased
     Other borrowed funds                                               400       11,400
     Trust preferred capital notes                                   18,000           --
     Accrued interest payable                                         1,271        1,301
     Other liabilities                                                2,289        1,216
     Commitments and contingent liabilities                              --           --
                                                                   ---------------------
        Total liabilities                                          $621,037     $463,291
                                                                   ---------------------
     STOCKHOLDERS' EQUITY
     Preferred stock, $1.00 par, 1,000,000 shares                  $     --     $     --
       authorized and un-issued
     Common stock, $1.00 par, 5,000,000 shares authorized,
       issued and outstanding 2002, 3,739,330; 2001, 2,720,816        3,739        2,721
     Surplus                                                         19,622       13,190
     Retained earnings                                               17,808       10,138
     Accumulated other comprehensive income                             681          171
                                                                   ---------------------
        Total stockholders' equity                                 $ 41,850     $ 26,220
                                                                   ---------------------
        Total liabilities and stockholders' equity                 $662,887     $489,511
                                                                   ---------------------

     See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                        Year Ended December 31,
                                                                 -----------------------------------
                                                                   2002          2001         2000
                                                                 -----------------------------------
      INTEREST AND DIVIDEND INCOME:
         Interest and fees on loans                              $ 35,491      $ 29,720     $ 23,215
         Interest and dividends on investment securities:
             U.S. Treasury securities and agency obligations        2,769         3,336        3,035
             Other securities                                         382           190           90
         Interest on federal funds sold                               355           650          400
         Interest on deposits with other banks                          1             1           36
                                                                 -----------------------------------
        Total interest and dividend income                       $ 38,998      $ 33,897     $ 26,776
                                                                 -----------------------------------
     INTEREST EXPENSE:

          Deposits                                               $ 13,341      $ 14,494     $ 11,425
          Securities sold under agreement to repurchase and           245           976        1,076
          federal funds purchased
          Other borrowed funds                                        497           521          360
          Trust preferred capital notes                                45            --           --
                                                                 -----------------------------------
         Total interest expense                                  $ 14,128      $ 15,991     $ 12,861
                                                                 -----------------------------------
     NET INTEREST INCOME:                                        $ 24,870      $ 17,906     $ 13,915
         Provision for loan losses                                  1,678         1,572          947
                                                                 -----------------------------------
         Net interest income after provision for loan losses     $ 23,192      $ 16,334     $ 12,968
                                                                 -----------------------------------
     NON-INTEREST INCOME:

          Service charges and other fees                         $  1,630      $  1,271     $    980
          Fees and net gains on loans held-for-sale                 3,920         3,379        1,586
          Gain (loss) on sale of securities                            (1)           13           --
          Other                                                        44            41           33
                                                                 -----------------------------------
          Total non-interest income                              $  5,593      $  4,704     $  2,599
                                                                 -----------------------------------
     NON-INTEREST EXPENSE:

          Salaries and employee benefits                         $ 10,159      $  8,130     $  5,812
          Occupancy expense                                         2,915         2,337        1,946
          Data processing                                           1,079           902          750
          Other operating expense                                   3,064         2,613        2,128
                                                                 -----------------------------------
          Total non-interest expense                             $ 17,217      $ 13,982     $ 10,636
                                                                 -----------------------------------
          Income before taxes on income                          $ 11,568      $  7,056     $  4,931
          Provision for income taxes                                3,892         2,391        1,681
                                                                 -----------------------------------
     NET INCOME                                                  $  7,676      $  4,665     $  3,250
                                                                 -----------------------------------
          Earnings per common share, basic                       $   2.16      $   1.38     $   0.96
          Earnings per common share, diluted                     $   1.92      $   1.26     $   0.91
                                                                 -----------------------------------

       See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)



                                                                                     Accumulated
                                                                                       Other                            Total
                                        Preferred   Common                Retained  Comprehensive   Comprehensive   Stockholders'
                                          Stock      Stock     Surplus    Earnings  Income (Loss)      Income          Equity
                                         ----------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1999               $     --   $  1,970   $ 11,090   $  4,983    $   (554)                        $ 17,489
                                         ----------------------------------------------------------------------------------------
Comprehensive Income:
Net Income 2000                                                              3,250                    $  3,250           3,250
Other comprehensive income, net of
tax, unrealized holding losses
arising during the period (net of
tax of $221)                                                                               430             430             430
                                         ----------------------------------------------------------------------------------------
Total comprehensive income                                                                            $  3,680
                                         ----------------------------------------------------------------------------------------
10% stock dividend                             --        196      2,558     (2,754)         --
Cash paid in lieu of fractional
shares                                         --         --        --          (3)         --                              (3)
                                         ----------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000               $     --   $  2,166   $ 13,648   $  5,476    $   (124)                       $ 21,166
                                         ----------------------------------------------------------------------------------------
Comprehensive Income:

Net Income 2001                                                              4,665                    $  4,665           4,665
Other comprehensive income, net of
tax, unrealized holding gains
arising during the period (net of
tax of $156)                                                                                               304
Less reclassification adjustment,
(net of tax of $4)                                                                                          (9)
                                         ----------------------------------------------------------------------------------------
Total other comprehensive income                                                           295             295             295
                                         ----------------------------------------------------------------------------------------
Total comprehensive income                                                                            $  4,960
                                         ----------------------------------------------------------------------------------------
Five for four  stock split in form
of a 25% stock dividend                        --        541       (541)        --          --                              --
Cash paid in lieu of fractional shares         --         --         --         (3)         --                              (3)
Stock options exercised                        --         14         83         --          --                              97
                                         ----------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001               $     --   $  2,721   $ 13,190   $ 10,138    $    171                        $ 26,220
                                         ----------------------------------------------------------------------------------------
Comprehensive Income:

Net Income 2002                                                              7,676                    $  7,676           7,676
Other comprehensive income, net of
tax, unrealized holding gains
arising during the period
(net of tax of $263)                                                                       510             510             510
                                         ----------------------------------------------------------------------------------------
Total comprehensive income                                                                            $  8,186
                                         ----------------------------------------------------------------------------------------
Five for four stock split in form
of a 25% stock dividend                        --        680       (680)        --          --                              --
Cash paid in lieu of fractional shares         --         --         --         (6)         --                              (6)
Rights offering, net of costs of $45           --        291      6,666         --          --                           6,957
Stock options/warrants exercised               --         47        446         --          --                             493
                                         ----------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002               $     --   $  3,739   $ 19,622   $ 17,808    $    681                        $ 41,850
                                         ----------------------------------------------------------------------------------------



See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                                          YEAR ENDED DECEMBER 31,
                                                                ----------------------------------------
                                                                  2002          2001           2000
                                                                ----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Interest received                                           $  38,709      $  33,719      $  26,066
    Other income received                                           5,594          4,691          2,599
    Net change in loans held-for-sale                              (3,106)       (10,924)        (3,458)
    Interest paid                                                 (14,159)       (15,999)       (12,228)
    Cash paid to suppliers and employees                          (16,293)       (12,720)        (9,709)
    Income tax benefit of stock options/warrants exercised           (323)            --             --
    Income taxes paid                                              (3,538)        (3,454)        (1,519)
                                                                ----------------------------------------
       Net cash provided by (used in) operating activities      $   6,884      $  (4,687)     $   1,751
                                                                ----------------------------------------
    CASH FLOWS FROM INVESTING ACTIVITIES:

    Proceeds from maturities and principal payments on
       securities held-to-maturity                              $   3,358      $   9,009      $   4,040
    Proceeds from maturities and principal payments on
       securities available-for-sale                               44,531         47,367          5,156
    Proceeds from sales of securities available-for-sale            1,350         14,016             --
    Purchases of securities held-to-maturity                       (7,975)        (5,446)          (743)
    Purchases of securities available-for-sale                    (58,699)       (72,238)        (6,756)
    Net increase in loans made to customers                      (123,470)       (95,880)       (98,035)
    Purchase of bank premises and equipment                        (1,303)        (1,375)          (823)
                                                                ----------------------------------------
        Net cash used in investing activities                   $(142,208)     $(104,547)     $ (97,161)
                                                                ----------------------------------------
    CASH FLOWS FROM FINANCING ACTIVITIES:

    Net increase in demand, NOW, money market and
       savings accounts                                         $  90,127      $  40,503      $  28,819
    Net increase in time deposits                                  69,947         55,485         39,071
    Net increase (decrease) in securities sold under
       agreement to repurchase and federal funds purchased        (10,371)        13,355         11,260
    Net increase (decrease) in other borrowed funds               (11,000)         4,000          4,500
    Proceeds from issuance of trust preferred capital notes        18,000             --             --
    Proceeds from issuance of capital stock                         7,450             97             --
    Cash paid in lieu of fractional shares                             (6)            (3)            (3)
                                                                ----------------------------------------
        Net cash provided by financing activities               $ 164,147      $ 113,437      $  83,647
                                                                ----------------------------------------
       Increase (decrease) in cash and cash equivalents         $  28,823      $   4,203      $ (11,763)
                                                                ----------------------------------------
    CASH AND CASH EQUIVALENTS:

       Beginning                                                   15,155         10,952         22,715
       Ending                                                   $  43,978      $  15,155      $  10,952
                                                                ----------------------------------------


See Notes to Consolidated Financial Statements.

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED  BY
(USED IN) OPERATING ACTIVITIES:                                 2002           2001           2000
                                                             ---------------------------------------

Net income                                                   $   7,676      $   4,665      $   3,250
                                                             ---------------------------------------
Adjustments to reconcile net income to net cash provided
 by operating activities:

   Depreciation and amortization                                 1,024            878            801

   Provision for loan losses                                     1,678          1,572            947

   Deferred tax benefit                                           (609)          (566)          (339)

   Amortization of security premiums and accretion of
     discounts                                                     (11)            (9)            25

   Origination of loans held-for-sale                         (207,817)      (180,737)       (79,831)

   Sale of loans                                               204,711        169,813         76,373

   Loss (gain) on sale of securities available-for-sale              1            (13)            --

   Increase in other assets                                       (534)           (54)           (18)

   (Decrease) increase in other liabilities                      1,073            (59)           646

   Increase in accrued interest receivable                        (278)          (169)          (736)

   (Decrease) increase in accrued interest payable                 (30)            (8)           633
                                                             ---------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          $   6,884      $  (4,687)     $   1,751
                                                             ---------------------------------------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
ACTIVITIES:

Unrealized gain (loss) on securities                         $     773      $     447      $     651


See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BANKING ACTIVITIES AND ACCOUNTING POLICIES

BUSINESS

On December 22, 1999, Virginia Commerce Bancorp, Inc. (the "Company") became the holding company for Virginia Commerce Bank (the "Bank"). The Company acquired the Bank through a share exchange in which the stockholders of the Bank received one share of the Company for each share of the Bank. The exchange was a tax-free transaction for federal income tax purposes. The merger was accounted for on the same basis as a pooling-of-interests.

The Company provides loan and deposit products to commercial and retail customers in the Washington Metropolitan Area, with the primary emphasis on Northern Virginia. The loan portfolio is generally collateralized by assets of the customers and is expected to be re-paid from cash flows or proceeds from the sale of selected assets of the borrowers.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the Bank, VCBI Capital Trust I, VCBI Capital Trust II and Northeast Land and Investment Company. In consolidation, all significant intercompany accounts and transactions have been eliminated.

RISKS AND UNCERTAINTIES

In its normal course of business, the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or re-price more rapidly or on a different basis than its interest-earning assets. Credit risk is the risk of default on the Company's loan portfolio that results from the borrowers' inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

The determination of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that, as of December 31, 2002, the allowance for loan losses is adequate based on information currently available. A worsening or protracted economic decline or substantial increase in interest rates, would increase the likelihood of losses due to credit and market risks and could create the need for substantial increases to the allowance for loan losses. The Company is subject to the regulations of various regulatory agencies, which can change significantly from year to year. In addition, the Company undergoes periodic examinations by regulatory agencies, which may subject it to further changes based on the regulators' judgments about information available to them at the time of their examination.

SECURITIES

Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. Securities not classified as held-to-maturity, including equity securities with readily determinable fair values, are classified as available-for-sale and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

Purchased premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

LOANS HELD-FOR-SALE

Loans held-for-sale are carried at the lower of cost or market, determined in the aggregate. Market value considers commitment agreements with investors and prevailing market prices. All loans originated by the mortgage banking operation are pre-sold and held-for-sale to outside investors, servicing released.

LOANS

The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by real estate loans. The ability of the Company's debtors to honor their contracts is dependent upon the real estate and general economic conditions of the Company's market area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances adjusted for the allowance for loan losses and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The accrual of interest on real estate and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in the process of collection. Installment loans are typically charged-off no later than 180 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

These factors are combined to estimate the probability and severity of inherent losses. When impairment is identified, then a specific reserve is established based on the Company's calculation of the loss embedded in the individual loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment. The formula allowance is used for estimating the loss on internally risk rated loans exclusive of those identified for impairment testing. The loans meeting the criteria for special mention, substandard, doubtful and loss, as well as, impaired loans are segregated from performing loans within the portfolio. Internally classified loans are then grouped by loan type (commercial, commercial real estate, commercial construction, residential real estate, residential construction or installment). Each loan type is assigned an allowance factor based on management's estimate of the associated risk, complexity and size of the individual loans within the particular loan category. Classified loans are assigned a higher allowance factor than non-rated loans due to management's concerns regarding their collectibility or management's knowledge of particular elements surrounding the borrower. Allowance factors grow with the worsening of the internal risk rating. The unallocated formula is used to estimate the loss of non-classified loans and loans identified for impairment testing for which no impairment was identified. These un-criticized loans are also segregated by loan type and allowance factors are assigned by management based on delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of management, national and local economic trends, concentrations of credit, quality of the loan review system and the effect of external factors (i.e. competition and regulatory requirements). The factors assigned differ by loan type. The unallocated allowance captures losses whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowance. Allowance factors and the overall size of the allowance may change from period to period based on management's assessment of the factors described above and the relative weights given to each factor. See Note 4 for information regarding the allowance for loan losses.

BANK PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization. Premises and equipment are depreciated over their estimated useful lives; leasehold improvements are amortized over the lives of the respective leases or the estimated useful life of the leasehold improvement, whichever is less. Depreciation and amortization are recorded on the straight-line and declining-balance methods.

Costs of maintenance and repairs are charged to expense as incurred. The costs of replacing structural parts of major units are considered individually and are expended or capitalized as the facts dictate.

INCOME TAXES

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

LEASE ACQUISITION COSTS

Lease acquisition costs are being amortized over ten years using the straight-line method.

ADVERTISING COST

The Company follows the policy of charging the production costs of advertising to expense as incurred. Total advertising expense was $245 thousand, $180 thousand and $119 thousand in 2002, 2001 and 2000, respectively.

USE OF ESTIMATES

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of foreclosed real estate and deferred tax assets.

RATE LOCK COMMITMENTS

The Company enters into commitments to originate mortgage loans whereby the interest rate on the loans is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. The period of time between issuances of a loan commitment and closing and the sale of the loan generally ranges from thirty to ninety days. The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Company commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. As a result, the Company is not exposed to losses nor will it realize significant gains related to its rate lock commitments due to changes in interest rates. The correlation between the rate lock commitments and the best efforts contracts is very high due to their similarity. Because of this high correlation no gain or loss occurs on the rate lock commitments.

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are sold and purchased for one-day periods.

EARNINGS PER SHARE

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and warrants, and are determined using the treasury method.

COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

STOCK COMPENSATION PLAN

At December 31, 2002, the Company has a stock-based compensation plan, which is described more fully in Note 11. The Company accounts for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share for the Company had the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, been adopted.

-------------------------------------------------------------------------------------------
(Dollars in thousands except per share amounts)        2002          2001            2000
-------------------------------------------------------------------------------------------
NET INCOME, AS REPORTED                             $   7,676      $   4,665      $   3,250

Deduct: total stock-based employee compensation
 expense determined based on fair value
 method of awards, net of tax                            (419)          (354)          (261)

PRO FORMA NET INCOME                                $   7,257      $   4,311      $   2,989

BASIC EARNINGS PER SHARE:
As reported                                         $    2.16      $    1.38      $    0.96
Pro forma                                           $    2.04      $    1.27      $    0.88

DILUTED EARNING PER SHARE:
As reported                                         $    1.92      $    1.26      $    0.91
Pro Forma                                           $    1.82      $    1.16      $    0.83
-------------------------------------------------------------------------------------------

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2002, 2001, and 2000, respectively: price volatility of 21.48%, 27.74% and 27.80%, risk-free interest rates of 5.43%, 5.04% and
6.95%, dividend rate of .02% and expected lives of 10 years. See Note 11 to the Consolidated Financial Statements for further information regarding the Company's stock compensation plan.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2001, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 01-6, Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others, to reconcile and conform the accounting and financial reporting provisions established by various AICPA industry audit guides. This Statement is effective for annual and interim financial statements issued for fiscal years beginning after December 15, 2001, and did not have a material impact on the Company's consolidated financial statements.

On March 13, 2002, the Financial Accounting Standard Board determined that commitments for the origination of mortgage loans that will be held for sale must be accounted for as derivatives instruments, effective for fiscal quarters beginning after April 10, 2002. The Bank enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding. Such rate lock commitments on mortgage loans to be sold in the secondary market are considered derivatives. Accordingly, these commitments including any fees received from the potential borrower are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. The cumulative effect of adopting Statement No. 133 for rate lock commitments as of December 31, 2002, was not material. The Company originally adopted Statement No. 133, Accounting for Derivative Instruments and Hedging Activities on January 1, 2001.

In April 2002, the Financial Accounting Standards Board issued Statement 145, Rescission of FASB No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The amendment to Statement 13 eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002, with early application encouraged.

In June 2002, the Financial Accounting Standards Board issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires recognition of a liability, when incurred, for costs associated with an exit or disposal activity. The liability should be measured at fair value. The provisions of the Statement are effective for exit or disposal activities initiated after December 31, 2002.

Effective January 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, Statement 142 requires that acquired intangible assets (such as core deposit intangibles) be separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their estimated useful life. Branch acquisition transactions were outside the scope of the Statement and therefore any intangible asset arising from such transactions remained subject to amortization over their estimated useful life.

In October 2002, the Financial Accounting Standards Board issued Statement No. 147, Acquisitions of Certain Financial Institutions. The Statement amends previous interpretive guidance on the application of the purchase method of accounting to acquisitions of financial institutions, and requires the application of Statement No. 141, Business Combinations, and Statement No. 142 to branch acquisitions if such transactions meet the definition of a business combination. The provisions of the Statement do not apply to transactions between two or more mutual enterprises. In addition, the Statement amends Statement No. 144, Accounting for the Impairment of Long-Lived Assets, to include in its scope core deposit intangibles of financial institutions. Accordingly, such intangibles are subject to a recoverability test based on undiscounted cash flows, and to the impairment recognition and measurement provisions required for other long-lived assets held and used.

The adoption of Statement No. 145, 146 and 147 did not have a material impact on the Company's consolidated financial statements.

The Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of Statement No. 123, in December 2002. The Statement amends Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about the effects of stock options in interim financial information. The amendments to Statement No. 123 are effective for financial statements for fiscal years ending after December 15, 2002. The amendments to APB No. 28 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Early application is encouraged for both amendments. The Company continues to record stock options under APB Opinion No. 25, Accounting for Stock Issued to Employees, and has not adopted the alternative methods allowable under Statement No. 148.

STOCKHOLDERS' EQUITY

A five-for-four stock split in the form of a 25% stock dividend was declared on February 28, 2002. This transaction was recorded by increasing common stock by $680 thousand and decreasing surplus by $680 thousand.

A five-for-four stock split in the form of a 25% stock dividend was declared on February 28, 2001. This transaction was recorded by increasing common stock by $541 thousand and decreasing surplus by $541 thousand.

A stock dividend of 10% was declared on April 26, 2000. This transaction was recorded by increasing common stock by $196 thousand, increasing surplus by $2.5 million and decreasing retained earnings by $2.7 million.

NOTE 2.  SECURITIES

Amortized cost and fair value of the securities available-for-sale and held-to-maturity as of December 31, 2002 and 2001, are as follows (dollars in thousands):

--------------------------------------------------------------------------------------------------------------
                                                                            GROSS         GROSS
                                                              AMORTIZED   UNREALIZED   UNREALIZED
DECEMBER 31, 2002                                               COST        GAINS        (LOSSES)   FAIR VALUE
--------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE:
U.S. Government Agency obligations                             $51,679     $   982      $    --       $52,661
Obligations of states and political subdivisions                 1,179          50           --         1,229

Restricted stock:
  Federal Reserve Bank                                             542          --           --           542
  Federal Home Loan Bank                                         1,194          --           --         1,194
  Community Bankers' Bank                                           55          --           --            55
                                                               -----------------------------------------------
                                                               $54,649     $ 1,023      $    --       $55,681
HELD-TO-MATURITY:
U.S. Government Agency obligations                             $ 8,534     $   341      $    --       $ 8,875
Obligations of state and political subdivisions                  6,534         130           --         6,664
Domestic corporate debt obligations                                482          64           --           546
--------------------------------------------------------------------------------------------------------------
                                                               $15,550     $   535      $    --       $16,085
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
                                                                            GROSS         GROSS
                                                              AMORTIZED   UNREALIZED   UNREALIZED
DECEMBER 31, 2001                                               COST        GAINS        (LOSSES)   FAIR VALUE
--------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE:
U.S. Government Agency obligations                             $40,365     $   256      $    (2)      $40,619
Obligations of states and political subdivisions                   270           5           --           275
Restricted stock:
  Federal Reserve Bank                                             392          --           --           392
  Federal Home Loan Bank                                           732          --           --           732
  Community Bankers' Bank                                           55          --           --            55
--------------------------------------------------------------------------------------------------------------
                                                               $41,814     $   261      $    (2)      $42,073
HELD-TO-MATURITY:
U.S. Government Agency obligations                             $ 6,017     $   127      $    --       $ 6,144
Obligations of states and political subdivisions                 3,945          16          (43)        3,918
Domestic corporate debt obligations                                979          32           (3)        1,008

--------------------------------------------------------------------------------------------------------------
                                                               $10,941     $   175      $   (46)      $11,070
--------------------------------------------------------------------------------------------------------------

The amortized cost and fair value of the securities, excluding restricted stock, as of December 31, 2002 by contractual maturity, are shown below (dollars in thousands):

--------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2002                                                   AMORTIZED COST                  FAIR VALUE
--------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE:
Due after one year through five years                                      $37,670                   $38,067
Due after five years through ten years                                       5,543                     5,724
Due after ten years                                                          9,645                    10,099
--------------------------------------------------------------------------------------------------------------
                                                                           $52,858                   $53,890
HELD-TO-MATURITY:
Due after one year through five years                                      $   482                   $   546
Due after five years through ten years                                       7,242                     7,450
Due after ten years                                                          7,826                     8,089
--------------------------------------------------------------------------------------------------------------
                                                                           $15,550                   $16,085
--------------------------------------------------------------------------------------------------------------

The amortized cost of securities pledged as collateral for repurchase agreements, certain public deposits, and other purposes were $38.8 million and $40.6 million at December 31, 2002 and 2001, respectively.

NOTE 3. LOANS

Major classifications of loans are summarized as follows (dollars in thousands):

----------------------------------------------------------------------------------------------------------
                                                                                        2002         2001
----------------------------------------------------------------------------------------------------------
Commercial                                                                          $ 44,559     $ 39,153
Real estate - 1-4 family residential                                                  67,061       60,493
Real estate - multifamily residential                                                 29,269       19,323
Real estate - nonfarm, nonresidential                                                265,694      179,483
Real estate - construction                                                           111,333       94,452
Consumer                                                                               6,941        8,004
----------------------------------------------------------------------------------------------------------
TOTAL LOANS                                                                         $524,857     $400,908
----------------------------------------------------------------------------------------------------------
Less unearned income                                                                   2,033        1,444
Less allowance for loan losses                                                         5,924        4,356
----------------------------------------------------------------------------------------------------------
LOANS, NET                                                                          $516,900     $395,108
----------------------------------------------------------------------------------------------------------

NOTE 4.  ALLOWANCE FOR LOAN LOSSES

     An analysis of the allowance for loan losses is shown below for the years ended December 31, (dollars in thousands):

----------------------------------------------------------------------------------------------------------
                                                                       2002          2001           2000
----------------------------------------------------------------------------------------------------------
Allowance, at beginning of period                                    $ 4,356       $ 2,803        $ 1,889
Provision charged against income                                       1,678         1,572            947
Recoveries added to reserve                                               45             4              3
Losses charged to reserve                                               (155)          (23)           (36)
----------------------------------------------------------------------------------------------------------
ALLOWANCE, AT END OF PERIOD                                          $ 5,924       $ 4,356        $ 2,803
----------------------------------------------------------------------------------------------------------

Information about impaired loans as of and for the years ended December 31, 2002, 2001 and 2000, is as follows (dollars in thousands):

----------------------------------------------------------------------------------------------------------
                                                                                    2002     2001     2000
----------------------------------------------------------------------------------------------------------
Impaired loans for which an allowance has been provided                             $444     $119     $107
Impaired loans for which no allowance has been provided                               --       --       --
----------------------------------------------------------------------------------------------------------
    TOTAL IMPAIRED LOANS                                                            $444     $119     $107
----------------------------------------------------------------------------------------------------------
Allowance provided for impaired loans, included in the allowance for loan losses      59       16       17

Average balance in impaired loans                                                   $281     $113     $125
----------------------------------------------------------------------------------------------------------
Interest income recognized                                                            --       --       --
----------------------------------------------------------------------------------------------------------

Non-accrual loans excluded from impaired loan disclosure under FASB 114 amounted to $1.9 million, $106 thousand, and $117 thousand at December 31, 2002, 2001 and 2000, respectively. If interest on these loans had been accrued as interest income, such income would have approximated $33 thousand, $17 thousand and $13 thousand for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 5. BANK PREMISES AND EQUIPMENT, NET

Premises and equipment are stated at cost less accumulated depreciation at December 31, 2002 and 2001, as follows (dollars in thousands):

----------------------------------------------------------------------
                                                     2002        2001
----------------------------------------------------------------------
Land                                               $ 1,839     $ 1,839
Buildings                                            2,193       2,361
Furniture, fixtures and equipment                    5,444       4,713
Leasehold improvements                               1,997       1,257
----------------------------------------------------------------------
Total Cost                                         $11,473     $10,170
Less accumulated depreciation and amortization       4,956       3,932
----------------------------------------------------------------------
Net premises and equipment                         $ 6,517     $ 6,238
----------------------------------------------------------------------

Depreciation and amortization expense on premises and equipment amounted to $1.0 million, $878 thousand and $801 thousand in 2002, 2001 and 2000, respectively.

NOTE 6. TIME DEPOSITS

The aggregate amount of time deposits with a minimum denomination of $100 thousand each, was approximately $110.7 million and $85.2 million at December 31, 2002 and 2001, respectively. Scheduled maturities of all time deposits at December 31, 2002, are as follows (dollars in thousands):

----------------------------------------------------------------------
     2003                                          $169,614
     2004                                            74,798
     2005                                            10,927
     2006                                             6,472
     2007                                            15,786
     2008 and thereafter                                 13
----------------------------------------------------------------------
                                                   $277,610
----------------------------------------------------------------------

NOTE 7. INCOME TAXES

Net deferred tax assets consist of the following components at December 31, 2002 and 2001 (dollars in thousands):

----------------------------------------------------------------------
                                                 2002          2001
----------------------------------------------------------------------
DEFERRED TAX ASSETS:

Allowance for loan losses                       $2,014        $1,458
Non-accrual loans                                   27            32
Organization costs                                   4             6
Deferred loan fees                                  83            83
Bank premises and equipment                        154            94
----------------------------------------------------------------------
                                                $2,282        $1,673
----------------------------------------------------------------------
DEFERRED TAX LIABILITIES:

Securities available-for-sale                      351             88
Federal Home Loan Bank stock                         2              2
----------------------------------------------------------------------
                                                $  353         $   90
----------------------------------------------------------------------
NET DEFERRED TAX ASSETS                         $1,929         $1,583
----------------------------------------------------------------------

The provision for income tax and its components for the years ending December 31, 2002, 2001, and 2000 are as follows (dollars in thousands):

----------------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                                            2002                  2001              2000
----------------------------------------------------------------------------------------------------------------------
Current tax expense                                                   $ 4,501               $ 2,957           $ 2,020
Deferred tax  benefit                                                    (609)                 (566)             (339)
----------------------------------------------------------------------------------------------------------------------
                                                                      $ 3,892               $ 2,391           $ 1,681
----------------------------------------------------------------------------------------------------------------------

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2002, 2001, and 2000, due to the following (dollars in thousands):

----------------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                                            2002                  2001              2000
----------------------------------------------------------------------------------------------------------------------
Computed "expected" tax expense                                       $ 3,933               $ 2,399           $ 1,676
Increase (decrease) in income taxes resulting from:
  Nondeductible expense                                                     8                     6                 5
  Nontaxable income                                                       (49)                  (14)               --
----------------------------------------------------------------------------------------------------------------------
                                                                      $ 3,892               $ 2,391           $ 1,681
----------------------------------------------------------------------------------------------------------------------

NOTE 8. EARNINGS PER SHARE

The following shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of diluted potential common stock. The weighted average number of shares, for all years reported, have been adjusted to give effect to stock dividends and splits. Potential dilutive common stock had no effect on income available to common stockholders.


                                             2002                         2001                          2000
----------------------------------------------------------------------------------------------------------------------
                                                  Per Share                    Per Share                    Per Share
                                     Shares         Amount      Shares          Amount        Shares         Amount
----------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE           3,559,757        $2.16      3,389,189         $1.38       3,383,398        $0.96
Effect of dilutive securities:
  Stock options                      280,306                     182,166                        87,826
  Warrants                           156,857                     142,111                       111,553
----------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE         3,996,920        $1.92      3,713,466         $1.26       3,582,777        $0.91
----------------------------------------------------------------------------------------------------------------------

NOTE 9. COMMITMENTS AND CONTINGENCIES

The Company leases office space for ten of its branch locations, its operations, mortgage lending, and construction lending departments. These non-cancellable agreements, which expire through April 2017, in some instances require payment of certain operating charges. Generally, all leases contain renewal options of one to two additional five-year terms.

The Company also leases seven pieces of equipment under noncancellable agreements that expire through February 2004. All seven leases contain purchase options that are available at the end of the lease term.

The total minimum lease commitment, adjusted for the effect of annual fixed increases or the Consumer Price Index, at December 31, 2002, is $6.2 million, due as follows (dollars in thousands):

-------------------------------------------------------------------------------
Due in the year ending December 31,                          2003       $1,065
                                                             2004        1,017
                                                             2005        1,001
                                                             2006          604
                                                             2007          612
                                                       Thereafter        1,938
-------------------------------------------------------------------------------

The total lease expense was $1.2 million, $948 thousand and $651 thousand in 2002, 2001, and 2000, respectively. In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities that are not presented in the accompanying financial statements. The Company does not anticipate any material losses as a result of the commitments and contingent liabilities.

NOTE 10: LOANS TO OFFICERS AND DIRECTORS

Officers, directors and/or their related business interests are loan customers in the ordinary course of business. In management's opinion, these loans are made on substantially the same terms as those prevailing at the time for comparable loans with other persons and do not involve more than normal risk of collectibility or present other unfavorable features. The aggregate amount outstanding on such loans at December 31, 2002 and 2001, was $3.9 million and $3.4 million, respectively. During 2002, new loans and advances amounted to $3.3 million and repayments of $2.8 million were made.

NOTE 11. STOCK OPTIONS OUTSTANDING

The current plan, adopted May 29, 1998, and amended in May 2001, is a qualified Incentive Stock Option Plan which provides for the granting of options to purchase up to 345,312 shares of common stock at a price to be determined by the Board of Directors at the date of grant, but in any event, no less than 100% of the fair market value. Options outstanding at the beginning of 1998, were granted under the Company's plan adopted in 1988 which was replaced by the current plan. As of December 31, 2002, 282,952 options had been granted under the current plan. Options are awarded to employees and the Board of Directors of the Company at the discretion of the Board of Directors. All options expire ten years from the grant date. All options granted under the current plan, through December 31, 2002, vest over three years. In January 2003 52,750 options were granted to twenty-four officers and seven outside directors of the Company at an exercise price of $24.48 per share. Those options vest over five years.

A summary of the status of the plan at December 31, 2002, 2001 and 2000, and changes during the years ended on those dates is as follows:


--------------------------------------------------------------------------------------------------------------------
                                                2002                      2001                        2000
--------------------------------------------------------------------------------------------------------------------
                                                     Weighted                 Weighted                    Weighted
                                                      Average                  Average                     Average
                                        Number       Exercise    Number of    Exercise       Number of    Exercise
                                       of Shares       Price       Shares       Price         Shares        Price
--------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year        380,256     $   6.70     331,703      $   6.30        215,009     $   5.18
Granted                                  58,121     $  17.10      69,805      $   8.89        116,694     $   8.32
Exercised                                   500     $   7.23      13,899      $   7.03             --           --
Forfeited                                    --           --       7,353      $  10.15             --           --
Outstanding at end of year              437,877     $   8.08     380,256      $   6.70        331,703     $   6.30
Exercisable at end of year              297,944                  226,154                      190,551
Pro forma weighted-average fair
value per option of options
granted during the year                $   8.11                 $   4.48                     $   5.54
--------------------------------------------------------------------------------------------------------------------

A further summary about the options outstanding and exercisable at December 31, 2002 is provided in the following table:

                                        OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
-----------------------------------------------------------------------------------------------------------------------
                             Number         Remaining         Weighted            Number              Weighted
Range of Exercise        Outstanding at    Contractual         Average          Exercisable at         Average
    Prices             December 31, 2002       Life         Exercise Price    December 31, 2002     Exercise Price
-----------------------------------------------------------------------------------------------------------------------
$2.90 to $3.89               122,730         3.2 years        $   3.45              122,730             $ 3.45
$7.21 to $8.20                81,150         5.6 years            7.59               79,341               7.58
$8.33 to $8.88               173,876         7.4 years            8.48               95,118               8.43
$13.80 to $17.13              60,121         9.1 years           17.02                  665              14.57
-----------------------------------------------------------------------------------------------------------------------
$2.90 TO $17.13              437,877         4.9 YEARS        $   8.08              297,944             $ 6.17

All options granted, available under the current Plan, and exercisable have been adjusted for all three years giving retroactive effect to the 10% stock dividend in 2000 and the five for four stock splits in the form of 25% stock dividends in 2001 and 2002.

NOTE 12. DIRECTOR COMPENSATION PLAN

In April 1996, the Company granted 185,286 warrants at an exercise price of $3.56 to six outside Directors. In January 1998, the Company granted 20,796 warrants at an exercise price of $7.22 to an additional outside Director. All warrants have been restated giving retroactive effect to the 10% stock restructurings in 1998 and 1999, the 10% stock dividend in 2000 and the five for four stock splits in the form of 25% stock dividends in 2001 and 2002. Of the total warrants granted in April 1996, 46,321 were exercised in 2002. The balance of those warrants outstanding of 138,965 are expected to be exercised in the first quarter of 2003 as they will expire in April 2003. In addition to the warrants, the seven outside Directors have each been awarded 8,593, 3,125 and 1,250 options under the Company's Incentive Option Plan in 2000, 2001 and 2002 respectively and as adjusted for the 10% stock dividend in 2000 and the five for four stock splits in the form of 25% stock dividends in 2001 and 2002. In January 2003 each of the seven outside Directors were awarded an additional 2,000 options.

NOTE 13. OTHER BORROWED MONEY AND LINES OF CREDIT

The Bank maintains a $99.4 million line of credit with the Federal Home Loan Bank of Atlanta. The interest rate and term of each advance from the line is dependent upon the advance and commitment type. Advances on the line are secured by all of the Bank's qualifying first lien loans on one-to-four unit single-family dwellings. As of December 31, 2002, the book value of these loans totaled approximately $22.4 million. The amount of available credit is limited to seventy-five percent of the qualifying loans. Advances on the line of credit, in excess of total qualifying loans, require pledging of additional assets including other types of loans and investment securities. As of December 31, 2002 and 2001, the Company had the following advances outstanding:

       -------------------------------------------------------------------------------------------
        Creditor   Advance Date     Interest Rate    Maturity     Outstanding Principal (in `000s)
       -------------------------------------------------------------------------------------------
          FHLB       11-16-93           5.93%        11-16-03                 $400
       -------------------------------------------------------------------------------------------

The Bank has additional short term unused lines of credit totaling $19.9 million with nonaffiliated banks at December 31, 2002.

NOTE: 14. TRUST PREFERRED CAPITAL NOTES

On November 13, 2002, the Company completed a private placement issuance of $3.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust I). The securities bear a floating rate of interest, adjusted semi-annually, of 340 basis points over six month Libor, initially set at 4.80%, with a maximum rate of 12.0% until November 15, 2007. The securities have a thirty year term and are callable at par beginning November 15, 2007.

On December 19, 2002, the Company completed a separate private placement issuance of $15.0 million of trust preferred securities through another newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust II). These securities bear a floating rate of interest, adjusted semi-annually, of 330 basis points over six month Libor, initially set at 4.73%, with a maximum rate of 11.9% until December 30, 2007. These securities also have a thirty year term and are callable at par beginning December 30, 2007. The principal asset of each trust is a similar amount of the Company's junior subordinated debt securities with like maturities and interest rates to the trust preferred securities.

The obligations of the Company with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of each Trust's obligations with respect to the trust preferred securities to the extent set forth in the related guarantees.

Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, resulting in a deferral of distribution payments on the related trust preferred securities.

The Trust Preferred Securities may be included in Tier 1 capital for regulatory capital adequacy purposes up to 25.0% of Tier 1 capital after its inclusion. The portion of the trust preferred securities not qualifying as Tier 1 capital may be included as part of total qualifying capital in Tier 2 capital.

NOTE 15. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

A summary of the contract or notional amount of the Company's exposure to off-balance-sheet risk as of December 31, 2002 and 2001, is as follows:

 -----------------------------------------------------------------------------------------
 (Dollars in thousands)                                            2002          2001
 -----------------------------------------------------------------------------------------
 Financial instruments whose contract amounts represent
  credit risk:

 Commitments to extend credit                                    $ 10,230      $ 14,165
 Standby letters of credit and financial guarantees written      $ 11,298      $  8,328
 Unfunded lines of credit                                        $132,909      $ 84,764
 -----------------------------------------------------------------------------------------

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include cash, marketable securities, accounts receivable, inventory, property and equipment, residential real estate, and income-producing commercial properties.

Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds certificates of deposit, marketable securities, and business assets as collateral supporting those commitments for which collateral is deemed necessary.

The Company originates loans for sale to secondary market investors subject to contractually specified and limited recourse provisions. In 2002, the Company originated $207.8 million and sold $204.7 million to investors, compared to $180.7 million originated and $169.8 million sold in 2001. Most contracts with investors contain certain recourse language that may vary from 90 days up to one year. In general, the company may be required to repurchase a previously sold mortgage loan or indemnify the investor if there is major non-compliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. Repurchase may also be required if necessary governmental loan guarantees are canceled or never issued, or if an investor is forced to buy back a loan after it has been re-sold as part of a loan pool. In addition, the Company may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term. The potential default period is approximately twelve months after sale of the loan to the investor. Mortgages subject to recourse are collateralized by single-family residential properties, have loan-to-value ratios of 80% or less, or have private mortgage insurance or are insured or guaranteed by an agency of the United States government.

At December 31, 2002, the Bank had locked-rate commitments to originate and sell, on a best-effort basis, approximately $20 million in mortgage loans.

NOTE 16. CONCENTRATIONS OF CREDIT RISK

The Bank does a general banking business, serving the commercial and personal banking needs of its customers. The Bank's market area consists of the Northern Virginia suburbs of Washington, DC, including Arlington County, the City of Alexandria, Fairfax County and Prince William County, and to some extent the Maryland suburbs and the city of Washington DC. Substantially all of the Company's loans are made within its market area.

The ultimate collectibility of the Bank's loan portfolio and the ability to realize the value of any underlying collateral, if needed, are influenced by the economic conditions of the market area. The Company's operating results are therefore closely related to the economic conditions and trends in the Metropolitan Washington, DC area.

At December 31, 2002 and 2001, there were $406.3 million and $293.3 million, or 74.7% and 70.4%, respectively of total loans concentrated in commercial real estate. Commercial real estate for purposes of this note includes all construction loans, loans secured by 5+ family residential properties and loans secured by non-farm non-residential properties. At December 31, 2002 and 2001 construction loans represented 20.5% and 22.7% of total loans, loans secured by 5+ family residential properties represented 5.4% and 4.6%, and loans secured by non-farm non-residential properties represented 48.9% and 43.1%, respectively. Construction loans at December 31, 2002 and 2001 included $69.5 million and $45.8 million in loans to commercial builders of single family housing in the Northern Virginia market, representing 12.8% and 11.0% of total loans, respectively.

The Bank has established formal policies relating to the credit and collateral requirements in loan originations including policies that establish limits on various loan types as a percentage of total loans and total capital. Loans to purchase real property are generally collateralized by the related property with limitations based on the property's appraised value. Credit approval is primarily a function of collateral and the evaluation of the creditworthiness of the individual borrower, guarantors and or the individual project. Management considers the concentration of credit risk to be minimal due to the diversification of borrowers over numerous business and industries.

NOTE 17. FUND RESTRICTIONS AND RESERVE BALANCE

The transfer of funds from the Bank to the Company in the form of loans, advances, and cash dividends are restricted by Federal and State regulatory authorities. As of December 31, 2002, the aggregate amount of unrestricted funds that could be transferred totaled approximately $11.5 million, or 27.52%, of the consolidated net assets of the Company.

As members of the Federal Reserve System, the Company is required to maintain certain average reserve balances. For the final weekly reporting period in the years ended December 31, 2002 and 2001, the aggregate amounts of daily average required balances were approximately $3.9 million and $798 thousand, respectively.

NOTE 18.  EMPLOYEE BENEFITS

The Company has a 401(k) defined contribution plan covering substantially all full-time employees and provides that an employee becomes eligible to participate at the date he or she has reached the age of 21 and has completed three months of service, whichever occurs last. Under the plan, a participant may contribute up to 15% of his or her covered compensation for the year, subject to certain limitations. The Company may also make, but is not required to make, a discretionary contribution for each participant out of its current or accumulated net profits. The amount of contribution, if any, is determined on an annual basis by the Board of Directors. Contributions made by the Company totaled $182 thousand, $141 thousand and $107 thousand for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 19. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS AND INTEREST RATE RISK

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

CASH AND SHORT-TERM INVESTMENTS

For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

SECURITIES

For securities held for investment purposes, fair values are based on quoted market prices or dealer quotes.

LOANS HELD-FOR-SALE

Fair value is based on selling price arranged by arms-length contracts with third parties.

LOAN RECEIVABLES

For certain homogeneous categories of loans, such as some residential mortgages, and other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

DEPOSITS AND BORROWINGS

The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. For all other deposits and borrowings, the fair value is determined using the discounted cash flow method. The discount rate was equal to the rate currently offered on similar products.

ACCRUED INTEREST

The carrying amounts of accrued interest approximate fair value.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

The fair value of commitments to extend credit is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

At December 31, 2002 and 2001, the carrying amounts of loan commitments and stand-by letters of credit approximate fair values.

The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

--------------------------------------------------------------------------------------------------------------
                                                        2002                              2001
                                          --------------------------------------------------------------------
                                              Carrying     Estimated Fair      Carrying      Estimated Fair
(Dollars in thousands)                         Amount          Value            Amount           Value
--------------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS:

Cash and short-term investments               $ 43,978       $ 43,978           $ 15,155       $ 15,155
Securities                                      71,231         71,766             53,014         53,143
Loans held-for-sale                             18,948         18,948             15,842         15,842
Loans                                          516,900        542,880            395,108        410,923
Accrued interest receivable                      2,489          2,489              2,211          2,211
--------------------------------------------------------------------------------------------------------------
   Total Financial assets                     $653,546       $680,061           $481,330       $497,274
--------------------------------------------------------------------------------------------------------------
FINANCIAL LIABILITIES:

Deposits                                      $566,996       $572,909           $406,922       $412,783
Securities sold under agreement to
  repurchase and federal funds purchased        32,081         32,073             42,452         42,445
Other borrowed funds                            18,400         18,364             11,400         11,441
Accrued interest payable                         1,271          1,271              1,301          1,301
--------------------------------------------------------------------------------------------------------------
   Total Financial liabilities                $618,748       $624,617           $462,075       $467,970
--------------------------------------------------------------------------------------------------------------

In the normal course of business, the Company is subject to market risk which includes interest rate risk (the risk that general interest rate levels will change) As a result, the fair values of the Company's financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize this risk.

NOTE 20.  CAPITAL REQUIREMENTS

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's and Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total Capital, Tier 1 Capital and Tier 1 Leverage Capital. Total Capital and Tier 1 Capital ratios are in reference to risk-weighted assets (as defined), and the Tier 1 Leverage Capital ratio is in reference to average assets. Management believes, as of December 31, 2002 and 2001, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2002, the Bank is categorized as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized", the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since December 31, 2002 that management believes changed the Bank's category. The Company's and the Bank's actual capital amounts and ratios are also presented in the table.

-------------------------------------------------------------------------------------------------------------------------
                                                                                                  Minimum To Be Well-
                                                                   Minimum Capital             Capitalized Under Prompt
                                         Actual Capital              Requirement*            Corrective Action Provisions
-------------------------------------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 2002:              AMOUNT         RATIO        AMOUNT       RATIO         AMOUNT           RATIO
-------------------------------------------------------------------------------------------------------------------------
TOTAL CAPITAL:
Company                              $65,079         11.89%      $43,774       8.00%        $  N/A            N/A
Bank                                  56,492         10.33%       43,731       8.00%         54,664          10.00%
TIER 1 CAPITAL:
Company                              $54,873         10.03%      $21,887       4.00%        $  N/A            N/A
Bank                                  36,567          6.69%       21,865       4.00%         32,798           6.00%
TIER 1 LEVERAGE CAPITAL:
Company                              $54,873          8.52%      $25,762       4.00%        $  N/A            N/A
Bank                                  36,567          5.72%       25,571       4.00%         31,964           5.00%
-------------------------------------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 2001:
-------------------------------------------------------------------------------------------------------------------------
TOTAL CAPITAL:
Company                              $30,381          7.41%      $32,081       8.00%        $  N/A            N/A
Bank                                  41,357         10.09%       32,800       8.00%         41,000          10.00%
TIER 1 CAPITAL:
Company                              $26,026          6.35%      $16,401       4.00%        $  N/A            N/A
Bank                                  25,902          6.32%       16,400       4.00%         24,600           6.00%
TIER 1 LEVERAGE CAPITAL
Company                              $26,026          5.44%      $19,152       4.00%        $  N/A            N/A
Bank                                  25,902          5.41%       19,151       4.00%         23,939           5.00%
-------------------------------------------------------------------------------------------------------------------------

         * The minimum capital requirement for the Company is a guideline.

NOTE 21. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

--------------------------------------------------------------------------------------------------------
BALANCE SHEETS (in thousands)                             DECEMBER 31, 2002         DECEMBER 31, 2001
Assets:
  Cash and due from banks                                       $ 8,090                 $     1
  Investment in Subsidiary                                       37,832                  26,096
  Subordinated Debt in Subsidiary                                14,000                  11,100
  Other Assets                                                      542                      31
--------------------------------------------------------------------------------------------------------
    TOTAL ASSETS                                                $60,464                 $37,228
--------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity:
  Junior subordinated capital notes                             $18,570                 $    --
  Long Term Debt                                                     --                  11,000
  Other Liabilities                                                  44                       8
--------------------------------------------------------------------------------------------------------
    Total Liabilities                                           $18,614                 $11,008
--------------------------------------------------------------------------------------------------------
    Stockholders' Equity                                         41,850                  26,220
--------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $60,464                 $37,228
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
STATEMENTS OF INCOME (in thousands)                              YEARS ENDED DECEMBER 31,
                                                             2002        2001         2000
                                                            --------------------------------
Income:
  Interest on subordinated debt                             $   615     $   479      $   333
  Dividend from subsidiary                                    4,017          98           --
--------------------------------------------------------------------------------------------
    Total Income                                              4,632         577          333
--------------------------------------------------------------------------------------------
Expenses:
  Interest on trust preferred capital notes                 $    44          --           --
  Interest on long term debt                                    472         491          336
  Other operating expense                                        94          32           20
--------------------------------------------------------------------------------------------
    Total Expenses                                              610         523          356
--------------------------------------------------------------------------------------------
Gain (loss) before income taxes (benefit) and equity in
undistributed earnings of subsidiary                        $ 4,022     $    54      $   (23)
Income Tax (Benefit)                                              2         (15)          (8)
--------------------------------------------------------------------------------------------
                                                              4,020          69          (15)
Equity in undistributed net income of
  Virginia Commerce Bank                                      3,656       4,596        3,265
--------------------------------------------------------------------------------------------
     Net Income                                             $ 7,676     $ 4,665      $ 3,250
--------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS (in thousands)                           YEARS ENDED DECEMBER 31,
                                                              2002        2001         2000
                                                            ----------------------------------
Cash Flows from Operating Activities
    Net Income                                              $  7,676    $  4,665     $  3,250
Adjustments to reconcile net income to net cash
     Provided by operating activities:
Equity in undistributed net income of Virginia
     Commerce Bank                                            (3,656)     (4,596)      (3,265)
Decrease (increase) in other assets                             (511)        112         (131)
Increase (decrease) in other liabilities                          36        (177)         152
----------------------------------------------------------------------------------------------
Net cash provided by operating activities                   $  3,545    $      4     $      6
----------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
----------------------------------------------------------------------------------------------
     Purchase additional stock in subsidiary                  (7,570)         --           --
     Purchase of debt securities                              (2,900)     (4,100)      (4,500)
----------------------------------------------------------------------------------------------
Net cash (used in) investing activities                     $(10,470)   $ (4,100)    $ (4,500)
----------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
     Net (decrease) increase in long term debt               (11,000)      4,000        4,500
     Net increase in junior subordinated capital notes        18,570          --           --
     Common stock issued                                       7,450          97           --
     Cash paid in lieu of fractional shares                       (6)         (3)          (3)
----------------------------------------------------------------------------------------------
Net cash provided by financing activities                   $ 15,014    $  4,094     $  4,497
----------------------------------------------------------------------------------------------
Change in cash and cash equivalents                         $  8,089    $     (2)    $      3
Beginning                                                          1           3            0
Ending                                                      $  8,090    $      1     $      3
----------------------------------------------------------------------------------------------

NOTE 22. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected financial information for the quarterly periods of 2002 and 2001 is presented below (dollars in thousands except per share data):

                                                          2002 QUARTERS
                                   -----------------------------------------------------
                                         FIRST       SECOND      THIRD       FOURTH
                                   -----------------------------------------------------
Interest income                         $ 8,748     $ 9,634     $10,225     $10,391
Interest expense                          3,377       3,563       3,643       3,545
----------------------------------------------------------------------------------------
     Net interest income                $ 5,371     $ 6,071     $ 6,582     $ 6,846
Provision for loan losses                   521         322         571         264
     Net interest income after
     provision for loan losses          $ 4,850     $ 5,749     $ 6,011     $ 6,582
Non-interest income                       1,267       1,194       1,368       1,764
Non-interest expense                      4,065       4,116       4,235       4,802
----------------------------------------------------------------------------------------
     Income before taxes                $ 2,052     $ 2,827     $ 3,144     $ 3,545
Income tax expense                          689         952       1,058       1,193
----------------------------------------------------------------------------------------
     Net income                         $ 1,363     $ 1,875     $ 2,086     $ 2,352
----------------------------------------------------------------------------------------
Net income per common share:
     Basic                              $  0.40     $  0.55     $  0.56     $  0.63
     Diluted                            $  0.36     $  0.48     $  0.50     $  0.57



                                                         2001 QUARTERS
                                   -----------------------------------------------------
                                         FIRST       SECOND      THIRD       FOURTH
                                   -----------------------------------------------------
Interest income                         $8,048      $8,436      $8,827      $8,586
Interest expense                         4,048       4,154       4,159       3,630
----------------------------------------------------------------------------------------
     Net interest income                $4,000      $4,282      $4,668      $4,956
Provision for loan losses                  270         180         225         897
     Net interest income after
     provision for loan losses          $3,730      $4,102      $4,443      $4,059
Non-interest income                        880       1,135       1,237       1,452
Non-interest expense                     3,188       3,455       3,530       3,809
----------------------------------------------------------------------------------------
     Income before taxes                $1,422      $1,782      $2,150      $1,702
Income tax expense                         484         605         729         573
----------------------------------------------------------------------------------------
     Net income                         $  938      $1,177      $1,421      $1,129
----------------------------------------------------------------------------------------
Net income per common share:
     Basic                              $ 0.28      $ 0.35      $ 0.42      $ 0.33
     Diluted                            $ 0.26      $ 0.32      $ 0.38      $ 0.30

BUSINESS

GENERAL

Virginia Commerce Bancorp, Inc. (the "Company") was organized under Virginia law on November 5, 1999 to become the holding company for Virginia Commerce Bank (the "Bank"). The Company acquired all of the outstanding shares of the Bank on December 22, 1999, upon the effectiveness of the Agreement and Plan of Share Exchange dated September 22, 1999 between the Company and the Bank. As a result of the Agreement and Plan of Share Exchange, each shares of the Bank's common stock was automatically exchanged for and converted into one share of the Company's common stock.

The Bank was organized as a national banking association and commenced operations on May 16, 1988. On June 1, 1995, the Bank converted from a national banking association to a Virginia chartered bank which is a member of the Federal Reserve System.

The Company's and the Bank's executive offices and a branch with a drive-in facility are located at 5350 Lee Highway, Arlington, Virginia. The Bank has twelve additional full service branch offices, located at: 2930 Wilson Boulevard and 6500 Williamsburg Boulevard, both in Arlington, Virginia; 1414 Prince Street, 5140 Duke Street and 506 King Street in Alexandria, Virginia, 1356 Chain Bridge Road in McLean, Virginia, 4230 John Marr Drive in Annandale, Virginia, 10777 Main Street in Fairfax, Virginia, 374 Maple Avenue East in Vienna, Virginia, 13881 G Metrotech Drive in Chantilly, Virginia, 2030 Old Bridge Road in Lake Ridge, Virginia, and 11820 Spectrum Center in Reston, Virginia. Additionally, the Bank maintains residential mortgage lending offices, located in Vienna and Warrenton, Virginia.

The Company engages in a general commercial banking business through the Bank, its sole direct operating subsidiary. The Bank's customer base includes small-to-medium-sized businesses, including firms that have contracts with the U.S. government, associations, retailers and industrial businesses, professionals and business executives and consumers. The economic base of the Bank's service area is Arlington and Fairfax Counties and the City of Alexandria in Northern Virginia, and the metropolitan Washington, DC area generally. Northern Virginia has experienced significant population and economic growth during the past decade. The Bank participated in this growth through its commercial and retail banking activities.

The Bank's primary service area consists of the Northern Virginia suburbs of Washington DC, including Arlington County, the City of Alexandria, Fairfax County and Prince William County. This area's banking business is dominated by a small number of large commercial banks with extensive branch networks. Most are branches of national, state-wide or regional banks. The Bank's primary service area is also served by a large number of other financial institutions, including savings banks, credit unions and non-bank financial institutions such as securities brokerage firms, insurance companies and mutual funds. The Bank's primary service area is oriented toward independently owned small-to-medium-sized businesses, light industry and firms specializing in government contracting. An increasing number of new community banking organizations have been opened in the Bank's market area, potentially representing an increased competitive threat to the Bank.

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

The majority of the Bank's deposits are attracted from individuals and business in the Metropolitan Washington DC area., and as such, no material portion of the Bank's deposits have been obtained from any single person , single entity , or area outside the Metropolitan Washington DC area. The loss of any one or more of the Bank's depositors would not have a materially adverse effect on the business of the Bank. The Bank's loans are not concentrated within a single industry or group of related industries.

The Bank provides businesses with a full range of deposit accounts, merchant bankcard services, electronic funds transfer services, lock-box services, PC banking, lines of credit for working capital, term loans and commercial real estate loans, and provides consumers with a wide array of deposit products, home equity and revolving lines of credit, installment loans and internet banking services. The Bank also offers insurance and investment services and provides safe deposit boxes as well as other customary banking services. The Bank is not authorized to offer trust services nor does it offer international services but makes these services available to its customers through financial institutions with which the Bank has correspondent banking relationships.

The Bank also offers a wide variety of residential mortgage loans through its mortgage lending division which are originated on a pre-sold, servicing released basis to numerous investors. Offered types include conventional single family first trusts, FHA and VA mortgages for both purchase and refinance purposes. In addition, the Bank offers construction loans to both individuals and commercial builders on single family residential properties which are generally for terms of twelve to eighteen months. Changes in the local real estate market and interest rates could adversely impact the level of loans originated for sale and the level of construction loans originated and outstanding, and the resulting fees and earnings thereon.

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

On December 31, 2002, the Company had 160 full-time equivalent employees, including four executive officers. None of the Company's employees presently is represented by a union or covered under a collective bargaining agreement. Management of the Company believes that its employee relations are satisfactory. The Company does not have any employees that are not also employees of the Bank.

Banking is dependent upon interest rate differentials. In general, the difference between the interest rate paid by the Bank on its deposits and its other borrowings and the interest rate earned by the Bank on loans, securities and other interest-earning assets comprises the major source of the Bank's earnings, while increasing fees and net gains on mortgage loans originated for sale have made a significant contribution to the Bank's non-interest earnings. Thus, the earnings and growth of the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also of the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policy, such as seeking to curb inflation and combat recession, by its open-market activities in United States government securities, by adjusting the required level of reserves for financial institutions subject to reserve requirements and through adjustments to the discount rate applicable to borrowings by banks which are members of the Federal Reserve System. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates. The nature and timing of any future changes in such policies and their impact on the Bank cannot be predicted. In addition, adverse economic conditions could make a higher provision for loan losses a prudent course and could cause higher loan loss charge-offs, thus adversely affecting the Bank's net income.

From time to time, new legislation or regulations are adopted which increase the cost of doing business, limit or expand permissible activities, or otherwise affect the competitive balance between banks and other financial institutions. Bills have been introduced in each of the last three Congresses which would permit banks to pay interest on checking and demand deposit accounts established by businesses, a practice which is currently prohibited by regulation. If the legislation effectively permitting the payment of interest on business demand deposits is enacted, of which there can be no assurance, it is likely that we may be required to pay interest on some portion of our non-interest bearing deposits in order to compete against other banks. As a significant portion of our deposits are non-interest bearing demand deposits established by businesses, payment of interest on these deposits could have a significant negative impact on our net income, net interest income, interest margin, return on assets and equity, and other indices of financial performance. We expect that other banks would be faced with similar negative impacts. We also expect that the primary focus of competition would continue to be based on other factors, such as quality of service. Additionally, various proposals are under consideration and study for the reform or revision of deposit insurance premium assessment system. Currently, we are not subject to payment of deposit insurance premiums and generally have not been over the past several years. If we are required to pay deposit insurance premiums, our earnings will be adversely affected.

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

LENDING ACTIVITIES

The Bank offers a wide array of lending services to its customers, including commercial loans, commercial real estate loans, lines of credit, equipment financing, construction loans, letters of credit, residential mortgages, personal loans, auto loans and home equity loans and lines of credit. Loan terms, including interest rates, loan to value ratios, and maturities, are tailored as much as possible to meet the needs of the borrower within prudent lending guidelines in terms of interest rate risk and credit risk.

When considering loan requests, the primary factors taken into consideration are the purpose, the cash flow and financial condition of the borrower, primary and secondary repayment sources, the value of the underlying collateral, if applicable, and the character and integrity of the borrower. These factors are evaluated in a number of ways including an analysis of financial statements, credit history, trade references and visits to the borrower's place of business. The Bank has adopted a comprehensive loan policy manual to provide its loan officers with underwriting, term, collateral, loan-to-value and pricing guidelines.

The Bank's goal is to build and maintain a commercial loan portfolio consisting of term loans, lines of credit, commercial real estate and construction loans provided primarily to locally-based borrowers. Additionally, installment loans and personal lines of credit, as well as residential mortgages, are made available to consumer customers. Commercial loans are generally considered to have a higher degree of risk of default or loss than other types of loans, such as residential real estate loans, because repayment may be affected by general economic conditions, interest rates, the quality of management of the business, and other factors which may cause a borrower to be unable to repay its obligations. General economic conditions can directly or indirectly affect the quality of a small and mid-sized business loan portfolio. The Bank manages the loan portfolio to avoid high concentrations of similar industry loan types and/or property types in relation to total capital. Commercial construction loans will make up 50-100% of total capital, residential construction loans 125-250%, commercial real estate loans 400-600%, residential mortgages and home equity loans 100-200%, commercial loans 100-200% and consumer installment and personal loans 50-100%. Overall, real estate loans will not exceed 750% of total capital. There can however, be no assurance that the Bank will be able to achieve or maintain this distribution of loans. At December 31, 2002 the loan portfolio's actual composition compared to qualified capital consisted of approximately 22% commercial construction loans, 125% residential construction loans, 522% commercial real estate loans, 119% residential mortgages and home equity loans, 79% commercial loans and 12% consumer installment and personal loans. Total real estate loans were 719%.

The lending activities in which we engage carry the risk that borrowers will be unable to perform on their obligations. As such, interest rate policies of the Federal Reserve Board and general economic conditions, nationally and in our primary market area will have a significant impact on our results of operations. To the extent that economic conditions deteriorate, business and individual borrowers may be less able to meet their obligations in a timely manner, resulting in decreased earnings or losses to the Bank. To the extent that loans are secured by real estate, adverse conditions in the real estate market may reduce the ability of the borrower to generate the necessary cash flow for repayment of the loan and reduce our ability to collect the full amount of the loan upon a default. These same external factors could also negatively impact collateral values. To the extent that the Bank makes fixed rate loans, general increases in interest rates will tend to reduce our spread as the interest rates we must pay for deposits increase. Interest rates may also adversely affect the value of property pledged as security for loans.

We constantly strive to mitigate risks in the event of unforeseen threats to the loan portfolio as a result of an economic downturn or other negative influences. Plans for mitigating inherent risks in managing loan assets include carefully enforcing loan policies and procedures, evaluating each borrower's industry and business plan during the underwriting process, identifying and monitoring primary and alternative sources for repayment, obtaining collateral that is margined to minimize loss in the event of liquidation, ongoing tests of borrower credit worthiness and cash flow, ongoing collateral evaluations and site inspections and monitoring of economic and market trends

Loan business is generated primarily through referrals and direct-calling efforts. Referrals of loan business comes from directors, shareholders, current customers and professionals such as lawyers, accountants and financial intermediaries.

At December 31, 2002, the Banks statutory lending limit to any single borrower was $8,475,756 subject to certain exceptions provided under applicable law. As of December 31, 2002, the Bank's credit exposure to its largest borrower did not exceed $7,500,000.

Commercial Loans: Commercial loans are written for any legitimate business purpose including the financing of plant and equipment, interim working capital pending collection of accounts receivable, permanent working capital for growth and the acquisition and construction of real estate projects. There is a focus in the Bank's loan portfolio on commercial real estate investment which represents a predominant activity in the Bank's market area. The Bank's commercial loan portfolio reflects a diverse group of borrowers with no significant concentration in any borrower, or group of borrowers.

Commercial construction loans, residential construction loans to builders and land acquisition and development loans are made to builders with established track records of quality construction. Land loans are discouraged unless underwritten in conjunction with a related construction loan or out-sale contract. Typical advance rates are not greater than 65% of the lesser of cost or appraisal for raw land, 75% of the value of finished lots for land acquisition, and 80% of land cost and 100% of construction costs for construction loans. In all cases, a minimum 10% equity contribution of total project costs is required. Financing terms generally do not exceed 24 months. Construction loans are subject to progress inspections and controlled advances. Speculative construction loans are maintained to a minimum with a majority of loans requiring pre-sale contracts or specified lease-up thresholds prior to construction commencement. Personal guarantees by principals of borrowing entities is a standard requirement and loans are typically priced to float at a factor at or above the prime lending rate.

Commercial real estate loans will generally represent borrower occupied transactions with a principal reliance on the borrowing businesses' ability to repay or investor transactions focused on tenant quality, occupancy and expense controls, as well as prudent guidelines for assessing real estate values. Risks inherent in managing a commercial real estate portfolio relate to either sudden or gradual drops in property values as a result of a general or local economic downturn. A decline in real estate values can cause loan to value margins to increase and diminish the Bank's equity cushion on both an individual and portfolio basis. The Bank attempts to mitigate commercial real estate lending risks by carefully underwriting each loan of this type to address the perceived risks in the individual transaction. Generally, the Bank requires a loan to value ratio of 80% of the lesser of cost or appraisal for owner occupied transactions and 75% for investor transactions. A borrower's ability to repay is carefully analyzed and policy calls for a minimum ongoing cash flow to debt service requirement of 1.10 to 1 although most loans exceed this minimum. An approved list of commercial real estate appraisers selected on the basis of a reputation for quality and accuracy has been established. Each appraisal is scrutinized in an effort to insure compliance with established appraisal guidelines and conformity with current comparable market values. The Bank generally requires personal guarantees on all loans to closely-held entities as a matter of policy. Borrowers are required to provide, at a minimum, annual corporate, partnership and personal financial statements to comply with Bank policy. Interest rate risk to the Bank is mitigated by using either floating interest rates or by fixing rates for an intermediate period of time, generally less than five years. While loan amortizations may be approved for up to 360 months, loans generally have a call provision (maturity date) of 10 years or less.

Commercial term loans are used to provide funds for equipment and general corporate needs. This loan category is designed to support borrowers who have a proven ability to service debt over a term generally not to exceed 84 months. The Bank typically requires a first lien position on the collateral financed and other business assets and guarantees from owners having at least a 20% interest in the business. Interest rates on commercial term loans generally float or are fixed for a term not to exceed five years. Management carefully monitors industry and collateral concentrations to avoid loan exposures to a large group of similar industries and/or similar collateral. Commercial loans are evaluated for historical and projected cash flow, balance sheet strength and primary and secondary repayment sources. Commercial term loan documents include certain financial and performance covenants and require borrowers to forward regular financial information on both the business and on personal guarantors at least annually. In certain cases, this information is required more frequently, depending on the degree to which lenders desire information to monitor a borrower's financial condition and compliance with loan covenants. Key person life insurance is required as appropriate and as necessary to mitigate the risk associated with the loss of a primary owner or manager.

Commercial lines of credit are used to finance a business borrower's short-term or seasonal credit needs and advances are often based on a percentage of eligible receivables and inventory. In addition to the risks inherent in term loan facilities, line of credit borrowers typically require additional monitoring to protect the lender against diminishing collateral values. Commercial lines of credit are generally revolving in nature and payable on demand. The Bank generally requires at least an annual rest period (for seasonal borrowers) and regular financial information (monthly or quarterly financial statements, monthly accounts receivable agings, borrowing base certificates, etc.) for borrowers with rapid growth and permanent working capital financing needs. Advances against collateral are generally margined, limiting advances on eligible receivables to 75-80% of current accounts. Lines of credit and term loans to the same borrowers are generally cross-defaulted and cross-collateralized. Industry and collateral concentration disciplines are the same as those used in managing the commercial term loan portfolio. Interest rate charges on this group of loans generally float at a factor at or above the prime lending rate. Generally, personal guarantees are also required on these loans.

Consumer Loans. Loans are considered for any worthwhile personal purpose on a case-by-case basis, such as financing of tuition, household expenditures, home and automobile financing. Consumer credit facilities are underwritten to focus on the borrower's credit record, length and stability of employment, income to service debt and quality of collateral. Residential real estate loans held in portfolio are limited to advances of 90% of loan to appraised value. Maximum debt to income ratio established by loan policy is 40% and maximum unsecured revolving debt will not exceed 10% of net worth. Installment loan terms range out to 72 months and are priced at fixed interest rate. Home equity loans amortize over 5-15 years and are fixed rate while home equity lines are revolving with 10-year maturities and have floating rates tied to the prime rate.

Mortgage Lending. The Company originates residential mortgage loans, on a pre-sold basis, for sale to secondary market purchasers, on a servicing released basis. This produces benefits primarily in the form of gains on the sale of the loans at a premium. Activity in the residential mortgage loan market is highly sensitive to changes in interest rates. The loans are sold on a limited recourse basis. Most contracts with investors contain recourse periods that may vary from 90 days up to one year. In general, the Company may be required to repurchase a previously sold mortgage loan or indemnify the investor if there is major non-compliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. Repurchase may also be required if necessary governmental loan guarantees are canceled or never issued, or if an investor is forced to buy back a loan after it has been re-sold as part of a loan pool. In addition, the Company may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term. The potential default period is approximately twelve months after sale of the loan to the investor. Mortgages subject to recourse are collateralized by single-family residential properties, have loan-to-value ratios of 80% or less, or have private mortgage insurance or are insured or guaranteed by an agency of the United States government.

Loan Administration. As part of its internal loan administration process, the Bank's Directors Loan Committee, comprised of directors, reviews all loans 30-days delinquent, loans on the watch list, loans rated special mention, substandard, or doubtful and other loans of concern at least quarterly. The Committee also reviews new loan production, credit concentrations, loan loss reserves, declined loans, documentation exceptions, loan policy exceptions, new products and pricing. The Committee commissions periodic documentation and internal control reviews by outside vendors to complement internal audit and credit administration oversight.

REGULATION, SUPERVISION, AND GOVERNMENTAL POLICY

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

Effective on March 11, 2000, the Gramm Leach Bliley Act of 1999 (the "GLB Act") allows a bank holding company or other company to certify status as a financial holding company, which allows such company to engage in activities that are financial in nature, that are incidental to such activities, or are complementary to such activities. The GLB Act enumerates certain activities that are deemed financial in nature, such as underwriting insurance or acting as an insurance principal, agent or broker, underwriting, dealing in or making markets in securities, and engaging in merchant banking under certain restrictions. It also authorizes the Federal Reserve Board to determine by regulation what other activities are financial in nature, or incidental or complementary thereto.

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

Competition among commercial banks, savings banks, and credit unions has increased following enactment of legislation which greatly expanded the ability of banks and bank holding companies to engage in interstate banking or acquisition activities. As a result of federal and state legislation, banks in the Washington DC/Maryland/Virginia area can, subject to limited restrictions, acquire or merge with a bank in another of the jurisdictions, and can branch de novo in any of the jurisdictions. The GLB Act allows a wider array of companies to own banks, which could result in companies with resources substantially in excess of the Company's entering into competition with the Company and the Bank.

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

At December 31, 2002, the Bank's Tier 1 risk based capital ratio was 6.69%, its Total risk based capital ratio was 10.33% and its Leverage Capital ratio was 5.72%. At December 31, 2002, the Company's Tier 1 Capital was 10.03%, its Total Capital was 11.89% and its Leverage Capital ratio was 8.52%.

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

Deposit Insurance Premiums. The FDIA establishes a risk based deposit insurance assessment system. Under applicable regulations, deposit premium assessments are determined based upon a matrix formed utilizing capital categories - well capitalized, adequately capitalized and undercapitalized - defined in the same manner as those categories are defined for purposes of Section 38 of the FDIA. Each of these groups is then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from 0.04% of insured deposits for well capitalized institutions having the lowest level of supervisory concern, to 0.31% of insured deposits for undercapitalized institutions having the highest level of supervisory concern. In general, while the Bank Insurance Fund of the FDIC ("BIF") maintains a reserve ratio of 1.25% or greater, no deposit insurance premiums are required. When the BIF reserve ratio falls below that level, all insured banks would be required to pay premiums.

PROPERTIES

The Bank offers its services from its main office, located at 5350 Lee Highway in Arlington, Virginia, and twelve additional banking offices, and its bank operations center. The main office consists of two connected red brick buildings, contains an aggregate of approximately 18,000 square feet of space on three levels. The Bank utilizes one of the buildings, containing approximately 10,000 square feet, as the executive offices and a branch facility. In August 1995, the Bank sold the connected building which it had previously leased out. The Bank operates a branch located at 2930 Wilson Boulevard, Arlington, Virginia. That property, which consists of a stand alone brick building containing approximately 2,400 square feet on a parcel of approximately 18,087 square feet, was purchased by the Bank in April 1997. The Bank also operates a branch location at 5140 Duke Street, Alexandria, Virginia. That property, which consists of a two story brick building containing approximately 4,800 square feet on a parcel of approximately 16,800 square feet, was also purchased by the Bank in April 1997.

The Bank leases ten locations: the Alexandria Office, located at 1414 Prince Street, Alexandria, Virginia, consists of 2,500 square feet; the McLean Office, located at 1356 Chain Bridge Road, McLean, Virginia, consists of 1,625 square feet; the Williamsburg Boulevard Office, located at 6500 Williamsburg Road, Arlington, Virginia, consists of 1,781 square feet; the Annandale Office, located at 4230 John Marr Drive, Annandale, Virginia, consists of 2,400 square feet; the Fairfax Office, located at 10777 Main Street, Fairfax Virginia, consists of 2,038 square feet; the Vienna Office, located at 374 Maple Avenue, Vienna, Virginia, consists of 5,831 square feet; the King Street Office, located at 506 King Street, Alexandria Virginia, consists of 1,484 square feet; the Chantilly Office, located at 13881 G Metrotech Drive, Chantilly Virginia, consists of 1,950 square feet; the Lake Ridge office, located at 2030 Old Bridge Road, Lake Ridge, Virginia consists of 2,492 square feet; the Reston Office, located at 11820 Spectrum Center, Reston Virginia consists of 3,700 square feet, and the Bank's operations center, located at 14201 Sullyfield Circle, Chantilly, Virginia consists of 14,756 square feet. Generally the leases contain renewal option clauses for one or two additional five-year terms, and in some instances require payment of certain operating charges. The total rental expense under the leases was $1.2 million in 2002. The total minimum rental commitment under the leases as of December 31, 2002 is as follows: $1.1 million for 2003; $1.0 million for 2004 and 2005, $604 thousand for 2006, $612 thousand for 2007 and $1.9 million for 2008 and beyond.

CONTROLS AND PROCEDURES

        Within the ninety days prior to the filing of this report, the Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-14 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal controls or in other factors subsequent to the date of the evaluation that would significantly affect those controls.

FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K

The following financial statements are included in this report:
         Consolidated Balance Sheets at December 31, 2001 and 2002
         Consolidated Statements of Income for the years ended December 31, 2000, 2001 and 2002 Consolidated Statements of Cash Flows for the years ended December 31, 2000, 2001 and 2002 Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2000, 2001 and 2002

         Notes to the Consolidated Financial Statements
         Report of Independent Auditors

All financial statement schedules have been omitted as the required information is either inapplicable or included in the consolidated financial statements or related notes. Exhibits

  Exhibit No.   Description
  -----------   -----------
     3.1        Articles of Incorporation of Virginia Commerce Bancorp, Inc. (1)
     3.2        Bylaws of Virginia Commerce Bancorp, Inc. (1)
     4.1        Junior Subordinated Indenture, dated as of  November 15, 2002 between  Virginia Commerce Bancorp, Inc. and The Bank of New
                York, as Trustee (2)
     4.2        Amended and Restated Declaration of Trust, dated as of November
                15, 2002 among Virginia Commerce Bancorp, Inc., The Bank of New
                York, as Property Trustee, The Bank of New York  (Delaware), as
                Delaware  Trustee, and Peter A. Converse, William K. Beauchesne
                and Marcia J. Hopkins as Administrative Trustees (2)
     4.3        Guarantee Agreement dated as of November 15, 2002, between
                Virginia Commerce Bancorp, Inc. and The Bank of New York, as
                Guarantee Trustee (2)
     4.4        Junior Subordinated Indenture, dated as of December 19, 2002 between Virginia Commerce Bancorp, Inc. and The Bank of New
                York, as Indenture Trustee (2)
     4.5        Amended and Restated Declaration of Trust, dated as of December
                19, 2002 among Virginia Commerce Bancorp, Inc., The Bank of New
                York, as Property Trustee, The Bank of New York (Delaware), as
                Delaware Trustee, and Peter A. Converse, William K. Beauchesne
                and Marcia J. Hopkins as Administrative Trustees (2)
     4.6        Guarantee Agreement dated as of December 19, 2002, between
                Virginia Commerce Bancorp, Inc. and The Bank of New York, as
                Guarantee Trustee (2)
    10.1        1998 Stock Option Plan (1)
     11         Statement Regarding Computation of Per Share Earnings See Note 8
                to the Consolidated Financial Statements
     21           Subsidiaries of the Registrant
     23           Consent of Yount, Hyde & Barbour, PC, Independent Auditors

(1) Incorporated by reference to the same numbered exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31,1999.
(2) Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation S-K. Virginia Commerce Bancorp, Inc. agrees to provide a copy of these documents to the Commission upon request.

Reports on Form 8-K

On October 8, 2002, the Company filed a current report on form 8-K, under item 5 thereof, reflecting the announcement of earnings for the period ended September 30, 2002.

On December 19, 2002, the Company filed a current report on form 8-K, under item 5 thereof, reflecting the announcement of the private placement issuance of $3.0 million and $15.0 million in trust preferred securities through two newly formed wholly-owned subsidiary trusts, VCBI Capital Trust I and VCBI Capital Trust II.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       VIRGINIA COMMERCE BANCORP, INC.


                                       By: /s/ Peter A. Converse
                                           ------------------------------------
                                           Peter A. Converse, President

Dated:  March 17, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         NAME                            CAPACITY                                    DATE

 /s/ Leonard Adler                       Director                                    March 17, 2003
------------------------------------
Leonard Adler

 /s/ Peter A. Converse
------------------------------------     Director, President and Chief Executive     March 17, 2003
Peter A. Converse                        Officer (Principal Executive Officer)


 /s/Frank L. Cowles, Jr.                 Director                                    March 14, 2003
------------------------------------
Frank L. Cowles, Jr.


 /s/ W. Douglas Fisher                   Chairman of the Board of Directors          March 17, 2003
------------------------------------
W. Douglas Fisher

 /s/ David M. Guernsey                   Vice Chairman of the Board of Directors     March 17, 2003
------------------------------------
David M. Guernsey

 /s/ Robert H. L'Hommedieu               Director                                    March 17, 2003
------------------------------------
Robert H. L'Hommedieu

 /s/ Norris E. Mitchell                  Director                                    March 14, 2003
------------------------------------
Norris E. Mitchell

 /s/ Arthur L. Walters                   Vice Chairman of the Board of Directors     March 14, 2003
------------------------------------
Arthur L. Walters

 /s/ William K. Beauchesne               Treasurer and Chief Financial Officer       March 17, 2003
------------------------------------     (Principal Financial and Accounting Officer)
William K. Beauchesne

                                  CERTIFICATION

I, Peter A. Converse , certify that:

1. I have reviewed this annual report on Form 10-K of Virginia Commerce Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003               /s/ Peter A. Converse
                                   ---------------------------------------------
                                   President and Chief Executive Officer

                                  CERTIFICATION

I, William K. Beauchesne, certify that:

1. I have reviewed this annual report on Form 10-K of Virginia Commerce Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 17, 2003                      /s/ William K. Beauchesne
                                           -------------------------------------
                                           Treasurer and Chief Financial Officer

                                                                      EXHIBIT 21





                         Subsidiaries of the Registrant

           Legal Name of Entity                     Jurisdiction of Organization             Ownership Interest
----------------------------------------------    --------------------------------    --------------------------------
Virginia Commerce Bancorp, Inc (registrant)                   Virginia
       Virginia Commerce Bank                                 Virginia                              100%
          Northeast Land and Development Corp                 Virginia                              100%
       VCBI Capital Trust I                                   Delaware                    100% of voting securities
       VCBI Capital Trust II                                  Delaware                    100% of voting securities


                                                                      EXHIBIT 23

                         CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in this Form 10-K of Virginia Commerce Bancorp, Inc. and in the Registration Statements on Form S-8 (Nos. 333-68576, 333-68578 and 333-68580) of our report, dated February 13, 2003, relating to the consolidated balance sheets of Virginia Commerce Bancorp, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2002, 2001 and 2000.



/s/ Yount, Hyde & Barbour, PC



Winchester, Virginia
March 17, 2003

                                                                   EXHIBIT 99(a)


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

         In connection with the Form 10-K of Virginia Commerce Bancorp, Inc. for the year ended December 31, 2002, I, Peter A. Converse , President and Chief Executive Officer of Virginia Commerce Bancorp, Inc., hereby certify pursuant to 18 U.S.C.ss.1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) such Form 10-K for the year ended December 31, 2002, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in such Form 10-K for the year ended December 31, 2002, fairly presents, in all material respects, the financial condition and results of operations of Virginia Commerce Bancorp, Inc.



 /s/ Peter A. Converse
--------------------------------------------
Peter A. Converse
President and Chief Executive Officer

                                                                   EXHIBIT 99(b)


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

         In connection with the Form 10-K of Virginia Commerce Bancorp, Inc. for the year ended December 31, 2002, I, William K. Beauchesne, Treasurer and Chief Financial Officer of Virginia Commerce Bancorp, Inc., hereby certify pursuant to 18 U.S.C.ss.1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) such Form 10-K for the year ended December 31, 2002, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in such Form 10-K for the year ended December 31, 2002, fairly presents, in all material respects, the financial condition and results of operations of Virginia Commerce Bancorp, Inc.


 /s/ William K. Beauchesne
---------------------------------------------
William K. Beauchesne
Treasurer and Chief Financial Officer