Form 10-Q
period 2003-03-31
VIRGINIA COMMERCE BANCORP INC
filed 2003-05-05
CIK 1099305

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2003
                               --------------

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
                                       ---     ---

Indicate by check whether the registrant is an accelerated file as defined in
Rule12b-2 of the Securities Exchange Act of 1934. Yes    . No  X .
                                                      ---     ---

As of May 5, 2003, the number of outstanding shares of registrant's common stock, par value $1.00 per share was: 3,892,769

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         VIRGINIA COMMERCE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                (In thousands of dollars, except per share data)

                                                                          Unaudited          Audited
                                                                           March 31,       December 31,
                                                                             2003              2002
                                                                         ------------      ------------
ASSETS

Cash and due from banks                                                    $ 20,931          $ 19,907
Securities (fair value: 2003, $98,020; 2002, $71,766)                        97,524            71,231
Federal funds sold                                                           27,070            24,071
Loans held-for-sale                                                          15,239            18,948
Loans, net of allowance for loan losses of $6,274 in 2003 and
  $5,924 in 2002                                                            547,996           516,900
Bank premises and equipment, net                                              6,515             6,517
Accrued interest receivable                                                   2,593             2,489
Other assets                                                                  3,034             2,824
                                                                           --------          --------
   Total assets                                                            $720,902          $662,887
                                                                           ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS

   Non-interest bearing demand deposits                                    $108,674          $ 98,575
   Savings and interest-bearing demand deposits                             219,068           190,811
   Time deposits                                                            298,149           277,610
                                                                           --------          --------
   Total deposits                                                          $625,891          $566,996
Securities sold under agreement to repurchase and federal funds
  purchased                                                                  28,529            32,081
Other borrowed funds                                                            400               400
Trust preferred capital notes                                                18,000            18,000
Accrued interest payable                                                      1,366             1,271
Other liabilities                                                               689             2,289
                                                                           --------          --------
   Total liabilities                                                       $674,875          $621,037
                                                                           ========          ========
STOCKHOLDERS' EQUITY

Preferred stock, $1.00 par, 1,000,000 shares authorized and
  un-issued                                                                $     --          $     --
Common stock, $1.00 par, 5,000,000 shares authorized, issued and
  outstanding 2003, 3,891,833; 2002, 3,739,330                                3,892             3,739
Surplus                                                                      21,393            19,622
Retained earnings                                                            20,225            17,808
Accumulated other comprehensive income                                          517               681
                                                                           --------          --------
   Total stockholders' equity                                              $ 46,027          $ 41,850
                                                                           ========          ========
   Total liabilities and stockholders' equity                              $720,902          $662,887
                                                                           ========          ========


           Notes to consolidated financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands of dollars except per share data)
                                   (Unaudited)

                                                                      Three Months Ended March 31,
                                                                          2003         2002
                                                                        -------      -------
INTEREST AND DIVIDEND INCOME:
    Interest and fees on loans                                          $ 9,692      $ 7,920
    Interest and dividends on investment securities:
        U.S. Treasury securities and agency obligations                     674          648
        Other securities                                                    133           88
    Interest on federal funds sold                                           89           92
                                                                        -------      -------
   Total interest and dividend income                                   $10,588      $ 8,748
                                                                        -------      -------
INTEREST EXPENSE:
     Deposits                                                           $ 3,140      $ 3,167
     Securities sold under agreement to repurchase and  federal
     funds purchased                                                         28           74
     Other borrowed funds                                                     6          136
     Trust preferred capital notes                                          213           --
                                                                        -------      -------
     Total interest expense                                             $ 3,387      $ 3,377
                                                                        -------      -------
NET INTEREST INCOME:                                                    $ 7,201      $ 5,371
     Provision for loan losses                                              356          521
                                                                        -------      -------
     Net interest income after provision for loan losses                $ 6,845      $ 4,850
                                                                        -------      -------
NON-INTEREST INCOME:
     Service charges and other fees                                     $   420      $   406
     Fees and net gains on loans held-for-sale                            1,299          854
     Gain (loss) on sale of securities                                       --           (1)
     Other                                                                   24            7
                                                                        -------      -------
     Total non-interest income                                          $ 1,743      $ 1,266
                                                                        -------      -------
NON-INTEREST EXPENSE:
     Salaries and employee benefits                                     $ 2,998      $ 2,404
     Occupancy expense                                                      785          667
     Data processing                                                        284          248
     Other operating expense                                                851          745
                                                                        -------      -------
     Total non-interest expense                                         $ 4,918      $ 4,064
                                                                        -------      -------
     Income before taxes on income                                      $ 3,670      $ 2,052
     Provision for income taxes                                           1,252          689
                                                                        -------      -------
NET INCOME                                                              $ 2,418      $ 1,363
                                                                        -------      -------
   Earnings per common share, basic (1)                                 $  0.32      $  0.20
   Earnings per common share, diluted (1)                               $  0.29      $  0.18


(1) Restated giving effect to a two-for-one split in the form of a 100% stock dividend payable May 30, 2003. Notes to consolidated financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               For the three months ended March 31, 2003 and 2002
                            (In Thousands of Dollars)
                                   (Unaudited)


                                                                                                    Accumulated
                                                                                                       Other
                                                     Preferred      Common              Retained   Comprehensive Comprehensive
                                                         Stock       Stock    Surplus   Earnings   Income (Loss)    Income    Total
                                                     -------------------------------------------------------------------------------
Balance, January 1, 2002                              $     --    $  2,721   $ 13,190   $ 10,138     $    171              $ 26,220
Comprehensive Income:
  Net Income                                                --          --         --      1,363                 $  1,363     1,363
  Other comprehensive income (loss), net of tax
     Unrealized holding losses on securities
     available-for-sale arising during the
     period (net of tax of $152)                                                                                     (295)
                                                                                                                 --------
  Other comprehensive income (loss), net of tax             --          --         --         --         (295)       (295)     (295)
                                                                                                                 --------
  Total comprehensive income                                --          --         --         --           --    $  1,068
                                                      -------------------------------------------------------   =========  --------
Balance, March 31, 2002                               $     --    $  2,721   $ 13,190   $ 11,501     $   (124)             $ 27,288
                                                      ========    ========   ========   ========     ========              ========


Balance, January 1, 2003                              $     --    $  3,739   $ 19,622   $ 17,807     $    682              $ 41,850
Comprehensive Income:
  Net Income                                                --          --         --      2,418                 $  2,418     2,418
  Other comprehensive income (loss), net of tax
     Unrealized holding losses on securities
     available-for-sale arising during the
     period (net of tax of $85)                                                                                      (165)
                                                                                                                 --------
  Other comprehensive income (loss), net of tax             --          --         --         --         (165)       (165)     (165)
                                                                                                                 --------
  Total comprehensive income                                --          --         --         --           --    $  2,253        --
                                                                                                                 ========
Issuance of common stock-
  Stock options/warrants exercised                          --         153      1,771         --           --                 1,924
                                                      -------------------------------------------------------              --------
Balance, March 31, 2003                               $     --    $  3,892   $ 21,393   $ 20,225     $    517              $ 46,027
                                                      ========    ========   ========   ========     ========              ========






           Notes to consolidated financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                    March 31,
                                                                             ----------------------

                                                                               2003           2002
                                                                               ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                               $  2,418       $  1,363
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                            239            225
         Provision for loan losses                                                356            521
         Deferred tax benefit                                                    (142)          (193)
         Amortization of security premiums and (accretion) of discounts            (7)             9
         Loss on sale of securities available-for-sale                             --              1
         Origination of loans held-for-sale                                   (69,823)       (44,682)
         Sales of loans                                                        73,532         51,942
         Changes in other assets and other liabilities:
            Increase in accrued interest receivable                              (104)            --
            Decrease in other assets                                               16             61
            (Decrease) increase in other liabilities                           (1,504)           243
                                                                             -----------------------
              Net Cash Provided by Operating Activities                      $  4,981       $  9,490

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in loans                                                     (31,451)       (26,524)
    Purchase of securities available-for-sale                                 (35,915)       (16,425)
    Purchase of securities held-to-maturity                                    (5,000)        (3,971)
    Proceeds from sales of securities available-for-sale                           --          1,350
    Proceeds from principal payments on securities available-for-sale           2,209          1,868
    Proceeds from principal payments on securities held-to-maturity             1,170            621
    Proceeds from calls and maturities of securities available-for-sale        11,000          9,000
    Proceeds from calls and maturities of securities held-to-maturity              --            502
    Purchase of bank premises and equipment                                      (238)          (529)
                                                                             -----------------------
              Net Cash (Used In) Investing Activities                        $(58,225)      $(34,108)


CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                                 $ 58,895       $ 57,747
    Net decrease in repurchase agreements                                      (3,552)        (2,201)
    Net increase in other borrowed funds                                           --          1,000
    Net proceeds from issuance of capital stock                                 1,924             --
                                                                             -----------------------
              Net Cash Provided by Financing Activities                      $ 57,267       $ 56,546

              Net Increase In Cash and Cash Equivalents                         4,023         31,928

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                43,978         15,155
                                                                             -----------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                    $ 48,001       $ 47,083
                                                                             =======================


           Notes to consolidated financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    GENERAL

The accompanying unaudited consolidated financial statements of Virginia Commerce Bancorp, Inc. and its subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions as of March 31, 2003 and December 31, 2002, the results of operations for the three months ended March 31, 2003 and 2002, and statements of cash flows and stockholders' equity for the three months ended March 31, 2003 and 2002.

Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

2.    INVESTMENT SECURITIES

Amortized cost and fair value of securities available-for-sale and held-to-maturity as of March 31, 2003 are as follows (dollars in thousands):

                                                    ------------------------------------------------------
                                                                       Gross          Gross
                                                     Amortized    Unrealized     Unrealized           Fair
                                                          Cost         Gains        (Losses)         Value
                                                    ------------------------------------------------------
AVAILABLE-FOR-SALE:
U.S. Government Agency obligations                    $ 70,045      $    748       $     --       $ 70,793
Domestic corporate debt obligations                      4,000            --            (20)         3,980
Obligations of states and political subdivisions         1,189            55             --          1,244
Restricted stock:

  Federal Reserve Bank                                     722            --             --            722
  Federal Home Loan Bank                                 1,355            --             --          1,355
  Community Bankers' Bank                                   55            --             --             55
                                                      ----------------------------------------------------
                                                      $ 77,366      $    803       $    (20)      $ 78,149
HELD-TO-MATURITY:
U.S. Government Agency obligations                    $ 12,357      $    287       $     --       $ 12,644
Obligations of states and political subdivisions         6,534           148             (3)         6,679

Domestic corporate debt obligations                        484            64             --            548
                                                      ----------------------------------------------------
                                                      $ 19,375      $    499       $     (3)      $ 19,871
                                                      ====================================================

                         VIRGINIA COMMERCE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

    Amortized cost and fair value of securities available-for-sale and held-to-maturity as of December 31, 2002 are as follows (dollars in thousands):

                                                                             Gross            Gross
                                                        Amortized       Unrealized       Unrealized             Fair
                                                             Cost            Gains         (Losses)            Value
                                                       --------------------------------------------------------------
AVAILABLE-FOR-SALE:
U.S. Government Agency obligations                        $51,679          $   982          $    --          $52,661
Obligations of states and political subdivisions            1,179               50               --            1,229
Restricted stock:

  Federal Reserve Bank                                        542               --               --              542
  Federal Home Loan Bank                                    1,194               --               --            1,194
  Community Bankers' Bank                                      55               --               --               55
                                                       --------------------------------------------------------------
                                                          $54,649          $ 1,032          $    --          $55,681
HELD-TO-MATURITY:
U.S. Government Agency obligations                        $ 8,534          $   341          $    --          $ 8,875
Obligations of states and political subdivisions            6,534              130               --            6,664

Domestic corporate debt obligations                           482               64               --              546
                                                       --------------------------------------------------------------
                                                          $15,550          $   535          $    --          $16,085
                                                       ==============================================================

3.  LOANS

    Major classifications of loans are summarized as follows:

                                                      March 31, 2003      December 31, 2002
                                                      -------------------------------------
                                                            (In Thousand of Dollars)
    Commercial                                          $  50,873           $  44,559
    Real estate-one-to-four family residential             70,378              67,061
    Real estate-multi-family residential                   26,077              29,269
    Real estate-non-farm, non-residential                 274,355             265,694
    Real estate-construction                              128,439             111,333
    Consumer                                                6,371               6,941
                                                        -------------------------------
      Total Loans                                         556,493             524,857
    Less unearned income                                   (2,223)             (2,033)
    Less allowance for loan losses                         (6,274)             (5,924)
                                                        -------------------------------
      Loans, net                                        $ 547,996           $ 516,900
                                                        ==============================


                         VIRGINIA COMMERCE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

4.  EARNINGS PER SHARE

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. The weighted average number of shares have been restated giving effect to a five-for-four stock split in the form of a 25% stock dividend in April 2002, and a two-for-one stock split in the form of a 100% stock dividend to shareholders of record on May 5, 2003 and payable May 30, 2003.

                                                       March 31, 2003                        March 31, 2002
                                                       --------------                        --------------
                                                                              Per                                 Per
                                                                            Share                               Share
                                                       Shares              Amount              Shares          Amount
                                                    ---------              ------           ---------          ------
Basic earnings per share                            7,686,528               $0.32           6,801,542           $0.20
                                                                            -----                               -----
Effect of dilutive securities:
  Stock options                                       636,088                                 508,748
  Warrants                                             31,456                                 163,982
                                                    ---------                               ---------
Diluted earnings per share                          8,354,072               $0.29           7,638,254           $0.18
                                                    =========               =====           =========           =====


5. STOCK COMPENSATION PLAN

At March 31, 2003, the Company has a stock-based compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following illustrates the effect on net income and earnings per share for the three months ended March 31, 2003, and 2002 had the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, been adopted.

(Dollars in thousands except per share amounts)   MARCH 31, 2003    MARCH 31, 2002
-----------------------------------------------------------------------------------
NET INCOME, AS REPORTED                                  $ 2,418           $ 1,363
Deduct: total stock-based employee compensation
 expense determined based on fair value
 method of awards, net of tax                                (89)             (105)

PRO FORMA NET INCOME                                     $ 2,329           $ 1,258

BASIC EARNINGS PER SHARE:
As reported                                              $  0.32           $  0.20
Pro forma                                                $  0.30           $  0.17

DILUTED EARNING PER SHARE:

As reported                                              $  0.29           $  0.18
Pro Forma                                                $  0.27           $  0.16


The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2003, and 2002, respectively: price volatility of 28.78% and 21.48%, risk-free interest rates of 4.02% and 5.43%, dividend rate of ..02% and expected lives of 10 years.

                         VIRGINIA COMMERCE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

6. CAPITAL REQUIREMENTS

A comparison of the Company's and its wholly-owned subsidiary's, Virginia Commerce Bank (the "Bank") capital as of March 31, 2003 with the minimum regulatory guidelines is as follows:

                                                     Minimum      Minimum to be
                                       Actual       Guidelines  "Well-Capitalized"
                                       ------       ----------  ------------------
Total Risk-Based Capital:
   Company                             11.76%          8.00%             --
   Bank                                11.36%          8.00%          10.00%
Tier 1 Risk-Based Capital:
   Company                             10.23%          4.00%             --
   Bank                                 7.26%          4.00%           6.00%
Leverage Ratio:
    Company                             8.89%          4.00%             --
    Bank                                6.39%          4.00%           5.00%


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

Forward-Looking Statements
--------------------------

This management's discussion and analysis and other portions of this report, contain forward-looking statements within the meaning of the Securities and Exchange Act of 1934, as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. In some cases, forward-looking statements can be identified by use of words such as "may," "will," "anticipates," "believes," "expects," "plans," "estimates," "potential," "continue," "should," and similar words or phrases. These statements are based upon current and anticipated economic conditions, nationally and in the Company's market, interest rates and interest rate policy, competitive factors, and other conditions which by their nature, are not susceptible to accurate forecast, and are subject to significant uncertainty. Because of these uncertainties and the assumptions on which this discussion and the forward-looking statements are based, actual future operations and results may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward-looking statements. The Company's past results are not necessarily indicative of future performance.

Non-GAAP Presentations
----------------------

This management's discussion and analysis refers to the efficiency ratio, which is computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income. This is a non-GAAP financial measure which we believe provides investors with important information regarding our operational efficiency. Comparison of our efficiency ratio with those of other companies may not be possible because other companies may calculate the efficiency ratio differently. The Company, in referring to its net income, is referring to income under generally accepted accounting principals, or "GAAP".

General
-------

The following presents management's discussion and analysis of the consolidated financial condition and results of operations of Virginia Commerce Bancorp, Inc. and subsidiaries (the "Company") as of the dates and for the periods indicated. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto, and other financial data appearing elsewhere in this report. The Company is the parent bank holding company for Virginia Commerce Bank (the "Bank"), a Virginia state chartered bank that offers a full range of banking services through thirteen branch offices and two residential mortgage offices, principally to individuals and small to medium-size businesses in the Metropolitan Washington, D.C. area.

Critical Accounting Policies
----------------------------

During the quarter ended March 31, 2003 there were no changes in the Company's critical accounting policies as reflected in the last report.

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

The allowance for loan losses is an estimate of the losses that are inherent in our loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimatable and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

Our allowance for loan losses has three basic components: the specific allowance, the formula allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The specific allowance is used to individually allocate an allowance for loans identified for impairment testing. Impairment testing includes consideration of the borrower's overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral. These factors are combined to estimate the probability and severity of inherent losses. When impairment is identified, then a specific reserve is established based on the Company's calculation of the loss embedded in the individual loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment. The formula allowance is used for estimating the loss on internally risk rated loans exclusive of those identified as impaired. The loans meeting the criteria for special mention, substandard, doubtful and loss, as well as, impaired loans are segregated from performing loans within the portfolio. Internally classified loans are then grouped by loan type (commercial, commercial real estate, commercial construction, residential real estate, residential construction or installment). Each loan type is assigned an allowance factor based on management's estimate of the associated risk, complexity and size of the individual loans within the particular loan category. Classified loans are assigned a higher allowance factor than non-rated loans due to management's concerns regarding collectibility or management's knowledge of particular elements surrounding the borrower. Allowance factors grow with the worsening of the internal risk rating. The unallocated formula is used to estimate the loss of non-classified loans and loans identified for impairment testing for which no impairment was identified. These un-criticized loans are also segregated by loan type and allowance factors are assigned by management based on delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of management, national and local economic trends, concentrations of credit, quality of the loan review system and the effect of external factors (i.e. competition and regulatory requirements). The factors assigned differ by loan type. The unallocated allowance captures losses whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowance. Allowance factors and the overall size of the allowance may change from period to period based on management's assessment of the above described factors and the relative weights given to each factor. Further information regarding the allowance for loan losses is provided under the caption: Allowance for Loan Losses/Provision for Loan Loss Expense, later in this report.

Results of Operations
---------------------

Total assets increased $58.0 million, or 8.8%, from $662.9 million at December 31, 2002, to $720.9 million at March 31, 2003, as total deposits grew $58.9 million, or 10.4%, from $567.0 million to $625.9 million. Other funding sources declined during the three month period ended March 31, 2003, with securities sold under agreement to repurchase and federal funds purchased decreasing $3.6 million, or 11.1%, from $32.1 million at December 31, 2002, to $28.5 million.

Loans, net of allowance for loan losses, increased $31.1 million, or 6.0%, from $516.9 million at December 31, 2002, to $548.0 million at March 31, 2003, and represented 87.6% of total deposits at March 31, 2003, compared to 91.2% at December 31, 2002. The majority of loan growth occurred in real estate construction loans which increased $17.1 million, or 15.4%, from $111.3 million at December 31, 2002, to $128.4 million at March 31, 2003. Non-farm non-residential real estate loans represented the second largest dollar increase rising $8.7 million, or 3.3%, from $265.7 million at December 31, 2002, to $274.4 million at March 31, 2003. One-to-four family residential real estate loans increased $3.3 million, or 5.0%, from $67.1 million at December 31, 2002, to $70.4 million at March 31, 2003, while multi-family residential loans fell $3.2 million during the three month period. Commercial loans rose $6.3 million, or 14.2%, from $44.6 million at December 31, 2002, to $50.9 million at March 31, 2003.

Loans held-for-sale, which represent one-to-four family residential real estate loans originated on a pre-sold basis to various investors, decreased $3.7 million from $18.9 million at December 31, 2002, to $15.2 million at March 31, 2003. Originations were up $25.1 million, or 56.3%, from $44.7 million during the three months ended March 31, 2002, to $69.8 million during the current three month period due to a higher level of refinancing activity.

With the increase in loans trailing deposit growth during the three month period, investment securities increased $26.3 million, or 36.9%, from $71.2 million at December 31, 2002, to $97.5 million at March 31, 2003. Growth in investment securities was concentrated in short-term U.S. Government Agency obligations and obligations of states and political subdivisions.

Deposit growth occurred in all categories with non-interest bearing demand deposits increasing $10.1 million, or 10.2%, from $98.6 million at December 31, 2002, to $108.7 million at March 31, 2003. Savings and interest-bearing demand deposits increased $28.3 million, or 14.8%, and time deposits grew by $20.5 million, or 7.4%, from $277.6 million at December 31, 2002, to $298.1 million at March 31, 2003. Although the majority of the Bank's deposits are attracted from individuals and businesses in the Northern Virginia and the Metropolitan Washington, D.C. area, $15.8 million of the $20.5 million in time deposit growth was attracted from out-of-market financial institutions. All deposits from out-of-market financial institutions bear the same interest rates paid by the Bank on comparable deposits from local consumers and businesses.

For the three months ended March 31, 2003, net income of $2.4 million reflected an increase of 77.4% compared to $1.4 million for the three months ended March 31, 2002, as net interest income increased $1.8 million, or 34.1%, non-interest income rose $477 thousand, or 37.7%, and non-interest expense was up $854 thousand, or 21.0%. Provisions for loan losses decreased $165 thousand from $521 thousand for the three months ended March 31, 2002, to $356 thousand for the three months ended March 31, 2003. Diluted earnings per share, adjusted giving effect to a two-for-one stock split in the form of a 100% stock dividend payable May 30, 2003, of $0.29 were up $0.11, or 61.1% from $0.18 for the comparable period in 2002. The Company's annualized return on average assets and return on average equity were 1.41% and 22.04% for the current three month period compared to 1.05% and 20.29% for the three months ended March 31, 2002. Overall, while revenue sources continued to increase due to strong balance sheet growth, an increase in the net interest margin, and higher fees and net gains from mortgage lending operations, the Company continued its efforts to control its non-interest expenses. As a result, its efficiency ratio improved to 55.0% during the first quarter 2003 as compared to 61.2% for the same period in 2002.

Stockholders' equity increased $4.2 million, or 10.0%, from $41.8 million at December 31, 2002, to $46.0 million at March 31, 2003 on earnings of $2.4 million and $1.9 million in proceeds from the exercise of stock options and warrants by Company directors and officers.

Net Interest Income
-------------------

Net interest income is the excess of interest earned on loans and investments over the interest paid on deposits and borrowings. The Company's net interest income increased $1.8 million, or 34.1%, from $5.4 million for the three months ended March 31, 2002, to $7.2 million for the three month period ended March 31, 2003, due to growth in earning assets and an eleven basis points increase in the net interest margin from 4.33% in the first quarter of 2002 to 4.42% for the current three month period.

The Company's yields on earning assets and costs of interest-bearing liabilities have continued to fall along with market interest rates since early 2001. The yield on earning assets dropped fifty-nine basis points from 7.12% for the three months ended March 31, 2002, to 6.53% for the three months ended March 31, 2003, while the average rate paid on interest-bearing liabilities fell seventy-seven basis points from 3.33% to 2.56%. As a result, the net interest spread grew eighteen basis points. This higher interest rate spread was mostly due to a one hundred and twelve basis point drop in the average rate paid on time deposits from 4.38% during the three months ended March 31, 2002, to 3.26% for the current three month period.

The following table shows the average balance sheets for each of the three months ended March 31, 2003, and 2002. In addition, the amounts of interest earned on earning assets, with related yields on a tax-equivalent basis, and interest expense on interest-bearing liabilities, with related rates, are shown. Loans placed on a non-accrual status are included in the average balances. Net loan fees included in interest income on loans totaled $383 thousand and $363 thousand for 2003 and 2002, respectively.

                                               -----------------------------------------------------------------------------------
                                                                            Three Months Ended March 31,
                                               -----------------------------------------------------------------------------------
                                                               2003                                           2002
                                               --------------------------------------      ----------------------------------------
                                                               Interest       Average                       Interest       Average
                                                   Average      Income-        Yields         Average        Income-       Yields
(Dollars in thousands)                             Balance      Expense        /Rates         Balance        Expense       /Rates
ASSETS

Securities(1)                                     $  74,258     $    807         4.56%       $ 53,599       $    736        5.49%
Loans, net of unearned income                       546,097        9,692         7.10%        415,563          7,920        7.62%
Federal funds sold                                   30,831           89         1.15%         22,234             92        1.66%
                                                  ---------     --------     --------        --------       --------    --------
TOTAL EARNING ASSETS                              $ 651,186     $ 10,588         6.53%       $491,396       $  8,748        7.12%
Non-earning assets                                   33,500                                    25,749
                                                  ---------                                  --------
TOTAL ASSETS                                      $ 684,686                                  $517,145
                                                  =========                                  ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing deposits:

  NOW accounts                                    $ 117,276     $    495         1.71%       $ 82,462       $    432        2.12%
  Money market accounts                              69,511          322         1.88%         40,728            229        2.28%
  Savings accounts                                   19,249           49         1.02%         14,638             51        1.43%
  Time deposits                                     283,074        2,274         3.26%        227,279          2,455        4.38%
                                                  ---------     --------     --------        --------       --------    --------
Total interest-bearing deposits                   $ 489,110     $  3,140         2.60%       $365,107       $  3,167        3.52%
Securities sold under agreement to
  repurchase and federal funds purchased             29,509           28         0.38%         35,404             74        0.85%
Other borrowed funds                                    400            6         5.93%         11,241            136        4.84%
Trust preferred capital notes                        18,000          213         4.74%             --             --          --
                                                  ---------     --------     --------        --------       --------    --------
TOTAL INTEREST-BEARING LIABILITIES                $ 537,019     $  3,387         2.56%       $411,752       $  3,377        3.33%
Demand deposits and other non-interest
  bearing liabilities                               103,790                                    78,520
                                                  ---------                                  --------
TOTAL LIABILITIES                                 $ 640,809                                  $490,272
Stockholders' equity                                 43,877                                    26,873
                                                  ---------                                  --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 684,686                                  $517,145
                                                  =========                                  ========
Interest rate spread                                                             3.97%                                      3.79%
Net interest income and margin                                  $  7,200         4.42%                      $  5,371        4.33%



(1) Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders' equity. Interest income includes the effects of taxable-equivalent adjustments, using the appropriate marginal federal income tax rate of 34.0%, to increase tax-exempt interest income to a tax-equivalent basis.

Allowance for Loan Losses / Provision for Loan Loss Expense
-----------------------------------------------------------

The provision for loan losses is based upon management's estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. For the three months ended March 31, 2003 net charge-offs totaled $6 thousand, or 0.001% of average loans compared to $83 thousand, or 0.02% for the same period in 2002, while the provision for loan loss expense in the first three months of 2003 was $356 thousand compared to $521 thousand in 2002. As a result, the total allowance for loan losses increased $350 thousand, or 5.9%, from $5.9 million at December 31, 2002, to $6.3 million at March 31, 2003. This decrease in the provision for loan loss expense is reflective of the decline in net charge-offs and a decrease in identified other potential problem loans from $2.6 million at March 31, 2002, to $1.5 million at March 31, 2003. These loans are primarily well-secured and currently performing.

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

The following schedule summarizes the changes in the allowance for loan losses:

                                                       Three Months        Three Months          Twelve Months
                                                          Ended                Ended                 Ended
                                                      March 31, 2003      March 31, 2002       December 31, 2002
                                                    --------------------------------------------------------------
                                                                       (In Thousands of Dollars)
Allowance, at beginning of period                        $ 5,924             $ 4,356                $ 4,356
Provision charged against income                             356                 521                  1,678
Recoveries:
   Consumer loans                                              2                   5                     40
   Commercial loans                                           --                   1                      5
Losses charged to reserve:
   Consumer loans                                             (8)                (39)                    68
   Commercial loans                                           --                 (50)                    87
                                                         -------             -------                -------
Net (charge-offs) recoveries                                  (6)                (83)                  (110)
Allowance, at end of period                              $ 6,274             $ 4,794                $ 5,924
                                                         =======             =======                =======

Ratio of net charge-offs to average loans net of
unearned income:                                            .001%                .02%                   .02%


Risk Elements and Non-performing Assets
---------------------------------------

Non-performing assets consist of non-accrual loans, impaired loans, restructured loans, and other real estate owned (foreclosed real properties). The total non-performing assets and loans that are ninety days or more past due and still accruing interest decreased 47.1% from $2.4 million at December 31, 2002 to $1.3 million at March 31, 2003, and increased $790 thousand, or 167.0%, from $473 thousand at March 31, 2002. The decrease during the three months ended March 31, 2003, was due to the payoff of a $1.0 million loan on a single-family residential property, while the increase of $790 thousand from March 31, 2002 was due to one loan for $875 thousand on a single-family residential property. Both loans were placed on non-accrual status in the fourth quarter of 2002 and the remaining loan of $875 thousand was subsequently paid in full on April 30, 2003.

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

The ratio of non-performing assets and loans past due ninety days and still accruing to total loans decreased from 0.44% at December 31, 2002 to 0.23% at March 31, 2003, and increased from 0.11% at March 31, 2002. As noted above, the decrease in the ratio from December 31, 2002, to March 31, 2003, was due to the payoff of a $1.0 million loan on a single-family residential property, while the increase in the ratio since March 31, 2002 was due to another loan on a single-family residential property for $875 thousand. The Company expects its ratio of non-performing assets to total loans to improve, assuming the loan for $875 thousand is collected as expected in 2003; however, there can be no assurance. As of March 31, 2003, there were $1.5 million of loans for which management has identified risk factors that may result in them not being repaid in accordance with their terms. These loans are primarily well secured and are currently performing.

Foreclosed real properties include properties that have been substantively repossessed or acquired in complete or partial satisfaction of debt. Such properties, which are held for resale, are carried at the lower of cost or fair value, including a reduction for the estimated selling expenses, or principal balance of the related loan. As of March 31, 2003, March 31, 2002, and December 31, 2002, the Company held no foreclosed real properties.

Total non-performing assets consist of the following:

                                              March 31, 2003          March 31, 2002           December 31, 2002
                                          ------------------------------------------------------------------------
                                                                  (In Thousands of Dollars)
Non-accrual loans                                $1,121                    $  103                     $1,943
Impaired loans                                      141                       295                        444
                                                 ------                    ------                     ------
  Total non-performing assets                     1,262                       398                      2,387
Loans past due 90 days and still
  accruing                                            1                        75                         --
  Total non-performing assets and
   loans past due 90 days and
   still accruing                                $1,263                    $  473                     $2,387
                                                 ======                    ======                     ======

     As a percentage of total loans                0.23%                     0.11%                      0.44%
     As a percentage of total assets               0.18%                     0.09%                      0.36%


Concentrations of Credit Risk
-----------------------------

At March 31, 2003, the Company had $428.9 million, or 77.1%, of total loans concentrated in commercial real estate. Commercial real estate for purposes of this discussion includes all construction loans, loans secured by multi-family residential properties and loans secured by non-farm, non-residential properties. At December 31, 2002 commercial real estate loans were $406.3 million, or 77.4%, of total loans. Total construction loans of $128.4 million at March 31, 2003, represented 23.1% of total loans, loans secured by multi-family residential properties of $26.1 million represented 4.7% of total loans, and loans secured by non-farm, non-residential properties of $274.4 million represented 49.3%.

Construction loans at March 31, 2003, included $86.0 million in loans to commercial builders on single family residential property and $16.5 million to individuals on single family residential property in the Northern Virginia market, representing 15.5% and 3.0% of total loans, respectively, and together representing 18.4% of total loans. These loans are made to a number of unrelated entities and generally have a term of twelve to eighteen months. In addition the Company had $25.9 million of construction loans on non-residential commercial property at March 31, 2003, representing 4.7% of total loans. Total construction loans of $128.4 million include $44.1 million in land acquisition and or development loans on residential property and $19.6 million in land acquisition and or development loans on commercial property, together totaling $63.8 million, or 11.5% of total loans. Adverse developments in the Northern Virginia real estate market or economy including substantial increases in mortgage interest rates, slower housing sales, and increased commercial property vacancy rates could have an adverse impact on these groups of loans and the Bank's income and financial position. At March 31, 2003, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

The ultimate collectibility of the Company's loan portfolio and the ability to realize the value of any underlying collateral, if needed, are influenced by the economic conditions of the market area. The Company's operating results are therefore closely related to the economic conditions and trends in the Metropolitan Washington, D.C. area.

Non-Interest Income
-------------------

Non-interest income increased $477 thousand, or 37.7%, from $1.3 million for the three months ended March 31, 2002, to $1.8 million for the same period ended March 31, 2003. Fees and net gains on loans held-for-sale were the contributing factor increasing $445 thousand, or 52.1%, from $854 thousand in 2002 to $1.3 million for the three months ended March 31, 2003, as originations increased $25.1 million, or 56.3%, from $44.7 million during the first three months of 2002 to $69.8 million for the comparable period in 2003. Sales also increased rising $21.6 million from $51.9 million in 2002 to $73.5 million for the first three months of 2003. These higher levels of originations and subsequent sales are attributable to both low interest rates and a strong local housing market.

Loans classified as held-for-sale represent loans on one-to-four family residential real estate, originated on a pre-sold and servicing released basis to various investors, and carried on the balance sheet at the lower of cost or market. Adverse changes in the local real estate market, consumer confidence, and interest rates could adversely impact the level of loans originated and sold, and the resulting fees and earnings thereon.

Non-Interest Expense
--------------------

For the three months ended March 31, 2003, non-interest expense increased $854 thousand, or 21.0%, compared to the same period in 2002. Salaries and benefits increased $594 thousand, or 24.7%, from $2.4 million in 2002 to $3.0 for the three months ended March 31, 2003, and accounted for 69.6% of the total increase in non-interest expense. Incentive compensation associated with increases in total loans and loans originated for sale, and staff increases due to overall growth and branch expansion, were the main reason for the increase in salaries and benefits expense.

Occupancy expense, which includes rents, depreciation, and equipment/systems costs, increased $118 thousand, or 17.7%, from $667 thousand for the three months ended March 31, 2002, to $785 thousand for the current three month period due mostly to the opening of the Bank's thirteenth branch office in May 2002. Other operating expense increased $106 thousand, or 14.2%, due to higher marketing, legal and professional services expenses. As a percentage of total revenue sources (net interest and non-interest income) non-interest expense fell from 61.2% for the three months ended March 31, 2002, to 55.0% for same period in 2003. This reduction is a result of both increases in total revenue and on-going cost containment efforts.

Provision for Income Taxes
--------------------------

The Company's income tax provisions are adjusted for non-deductible expenses and non-taxable interest after applying the U.S. federal income tax rate of 34%. Provision for income taxes totaled $689 thousand and $1.3 million for the three months ended March 31, 2002 and 2003, respectively.

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

The Company measures total liquidity through cash and cash equivalents, securities available-for-sale, mortgage loans held-for-sale, other loans and investment securities maturing within one year, less securities pledged as collateral for repurchase agreements, public deposits and other purposes, and less any outstanding federal funds purchased. These liquidity sources increased $34.7 million, or 15.9%, from $218.8 million at December 31, 2002, to $253.5 million at March 31, 2003, as net loans, as a percentage of total deposits, declined from 91.2% at December 31, 2002, to 87.6% at March 31, 2003.

Additional sources of liquidity available to the Company include the capacity to borrow funds through established short-term lines of credit with various correspondent banks, and the Federal Home Loan Bank of Atlanta. Available funds from these liquidity sources were approximately $129.7 million and $118.8 million at March 31, 2003, and December 31, 2002, respectively. The Bank's line of credit with the Federal Home Loan Bank of Atlanta, which requires the pledging of collateral in the form of certain loans and or securities, is approximately $108 million of the $129.7 million as of March 31, 2003.

Capital
-------

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions and economic forces, and the overall level of growth. The adequacy of the Company's current and future capital is monitored by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

The capital position of the Bank continues to meet regulatory requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios. Tier 1 capital consists of common and qualifying preferred stockholders' equity less goodwill. Total risk-based capital consists of Tier 1 capital, qualifying subordinated debt, and a portion of the allowance for loan losses. Risk-based capital ratios are calculated with reference to risk-weighted assets. The leverage ratio compares Tier 1 capital to total average assets for the most recent quarter end. The Bank's Tier 1 risk-based capital ratio was 7.26% at March 31, 2003, compared to 6.69% at December 31, 2002. The total risk-based capital ratio was 11.36% at March 31, 2003, compared to 10.33% at December 31, 2002. These ratios are in excess of the mandated minimum requirement of 4.00% and 8.00%, respectively. The Bank's leverage ratio was 6.39% at March 31, 2003, compared to 5.72% at December 31, 2002 and is also in excess of the mandated minimum requirement of 4.00%. Based on these ratios, the Bank is considered "well capitalized" under regulatory prompt corrective action guidelines. The Company's Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage ratio was 10.23%, 11.36% and 8.89%, respectively, at March 31, 2003.

During 2002, the Company continued to borrow funds under a line of credit with a correspondent bank in order to provide capital to fund growth and expansion at the Bank. At March 31, 2002, the amount outstanding under the line of credit was $12.0 million. As strong asset growth continued, the Company provided additional capital through a $7.0 million rights offering to existing stockholders in July 2002. Although the offering was successful, the Company believed that additional capital would be necessary to fund future growth. In November and December 2002 the Company formed two financing subsidiaries in order to issue $18.0 million in trust preferred securities through a private placement to unrelated parties. As the $18.0 million in proceeds were in excess of current needs, the Company repaid the total amount outstanding on its line of credit. The Company continues to maintain its line of credit; however, it is currently in a renegotiation process. Until the process is completed further advances would require the correspondent's approval.

The ability of the Company to continue to grow is dependent on its earnings and the ability to obtain additional funds for contribution to the Bank's capital, through borrowing, the sale of additional common stock, or through the issuance of additional trust preferred securities. In the event that the Company is unable to obtain additional capital for the Bank on a timely basis, the growth of the Company and the Bank may be curtailed, and the Company and the Bank may be required to reduce their level of assets in order to maintain compliance with regulatory capital requirements. Under those circumstances net income and the rate of growth of net income may be adversely affected. The Company believes that its current level of capital is sufficient to meet anticipated growth, although there can be no assurance.

Recent Accounting Pronouncements
--------------------------------

During the three months ended March 31, 2003 there were no new accounting pronouncements requiring the Company's review and adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the Company is exposed to market risk, or interest rate risk, as its net income is largely dependent on its net interest income. Market risk is managed by the Company's Asset/Liability Management Committee that formulates and monitors the performance of the Company based on established levels of market risk as dictated by policy. In setting certain tolerance levels, or limits on market risk, the Committee considers the impact on earnings and capital, the level and general direction of interest rates, liquidity, local economic conditions and other factors. Interest rate risk, or interest sensitivity, can be defined as the amount of forecasted net interest income that may be gained or lost due to favorable or unfavorable movements in interest rates. Interest rate risk, or sensitivity, arises when the maturity or repricing of interest-bearing assets differs from the maturity or repricing of interest-bearing liabilities and as a result of the difference between total interest-bearing assets and interest-bearing liabilities. The Company seeks to manage interest rate sensitivity while enhancing net interest income by periodically adjusting this asset/liability position.

One of the tools used by the Company to assess interest sensitivity on a monthly basis is the static gap analysis that measures the cumulative differences between the amounts of assets and liabilities maturing or re-pricing within various time periods. It is the Company's goal to limit the one-year cumulative difference to plus or minus 10% of total interest-earning assets in an attempt to limit changes in future net interest income from sudden changes in market interest rates. The following table shows a gap analysis reflecting the earlier of the maturity or re-pricing dates for various assets and liabilities as of March 31, 2003. At that point in time, the Company had a cumulative net asset sensitive twelve-month gap position of $2.3 million, or a positive 0.33% of total earning assets. This position is considered generally flat, or neutral, but would indicate that earnings should improve slightly in a rising interest rate environment as more assets would re-price than liabilities and should decline slightly in a falling interest rate environment. However, this measurement represents a static position as of a single day and is not necessarily indicative of the Company's position at any other point in time, does not take into account the sensitivity of yields and costs of specific assets and liabilities to changes in market rates, and does not take into account the specific timing of when changes to a specific asset or liability will occur. More accurate measures of interest sensitivity are provided to the Company using earnings simulation models.

At March 31, 2003                                           Interest Sensitivity Periods
                                         -------------------------------------------------------------------
                                          Within      91 to 365     Over 1 to 5       Over
(Dollars in thousands)                   90 Days         Days          Years          5 Years        Total
                                        --------------------------------------------------------------------
EARNING ASSETS

Securities, at amortized cost           $ 30,117       $ 34,232       $ 17,469       $ 14,923       $ 96,741
Federal funds sold                        27,070             --             --             --         27,070
Loans, held-for-sale                      15,239             --             --             --         15,239
Loans, net of unearned income            233,660         75,866        226,149         18,595        554,270
------------------------------------------------------------------------------------------------------------
Total earning assets                    $306,086       $110,098       $243,618       $ 33,518       $693,320
------------------------------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES

NOW accounts                            $ 97,356       $  6,791       $ 18,203       $     --       $122,350
Money market accounts                     61,058          9,549          6,303             --         76,910
Savings accounts                           1,585          4,952         13,271             --         19,808
Time deposits                             27,185        158,493        112,380             91        298,149

Securities sold under agreement to
  repurchase and federal funds            28,529             --             --             --         28,529
  purchased

Other borrowed funds                          --            400             --             --            400
Trust preferred capital notes             18,000             --             --             --         18,000
------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities      $233,713       $180,185       $150,157       $     91       $564,146
------------------------------------------------------------------------------------------------------------
Cumulative maturity / interest          $ 72,373       $  2,286       $ 95,747       $129,174       $129,174
  sensitivity gap
As % of total earnings assets              10.44%          0.33%         13.81%         18.63%
------------------------------------------------------------------------------------------------------------

In order to more closely measure interest sensitivity, the Company uses earnings simulation models on a quarterly basis. These models utilize the Company's financial data and various management assumptions as to growth and earnings to forecast a base level of net interest income and earnings over a one-year period. This base level of earnings is then shocked assuming a sudden 200 basis points increase or decrease in interest rates. The most recent earnings simulation model was run based on data as of December 31, 2002 and at that time the model projected earnings would decrease by 5.1% if interest rates would immediately fall by 200 basis points and would increase by 2.5% if interest rates suddenly rose by 200 basis points. It is expected that projections for changes in earnings, when the simulation model is run using data as of March 31, 2003, would be similar in result due to the slightly asset sensitive position indicated in the gap analysis. Although there can be no assurance.

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

      10.1     1998 Stock Option Plan (1)

       11 Statement Regarding Computation of Per Share Earnings See Note 4 to the Consolidated Financial Statements included in this report

       21      Subsidiaries of the Registrant:
                 Virginia Commerce Bank-Virginia
                 VCBI Capital Trust I-Delaware
                 VCBI Capital Trust II-Delaware
               Subsidiaries of Virginia Commerce Bank:
                 Northeast Land and Development Corporation-Virginia Virginia Commerce Insurance Agency, L.L.C.-Virginia

  Exhibit No.    Description
  -----------    -----------
      99(a) Section 906 Certification of Peter A. Converse, President and Chief Executive Officer

      99(b) Section 906 Certification of William K. Beauchesne, Treasurer and Chief Financial Officer

(1) Incorporated by reference to the same numbered exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999

(2) Incorporated by reference to the same numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2001

          b)  Form 8-K

On January 17, 2003, the Company filed a current report on Form 8-K, under item 5 thereof, reflecting the announcement of earnings for the period ended December 31, 2002.


On April 14, 2003, the Company filed a current report on Form 8-K, under item 5 thereof, reflecting the announcement of earnings for the period ended March 31, 2003.

On April 22, 2003, the Company filed a current report on Form 8-K, under item 5 thereof, reflecting the announcement of the declaration of a two for one stock split in the form of a 100% stock dividend, payable May 30, 2003, to holders of record on May 5, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 5, 2003                    BY /s/ Peter A. Converse
                                         ------------------------------------
                                         Peter A. Converse, President and
                                          Chief Executive Officer


Date:  May 5, 2003                    BY /s/ William K. Beauchesne
                                         ------------------------------------
                                         William K. Beauchesne, Treasurer and
                                          Chief Financial Officer

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

Date: May 5, 2003                         /s/ Peter A. Converse
                                          ---------------------
                                          President and Chief Executive Officer

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

Date: May 5, 2003                          /s/ William K. Beauchesne
                                           -------------------------
                                           Treasurer and Chief Financial Officer