Form 10-Q
period 2003-06-30
VIRGINIA COMMERCE BANCORP INC
filed 2003-08-14
CIK 1099305

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003
                               -------------


[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________


                         Commission file number 0-28635

                         VIRGINIA COMMERCE BANCORP, INC.
             (Exact Name of Registrant as Specified in its Charter)

              VIRGINIA                                   54-1964895
              --------                                   ----------
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

Indicate by check whether the registrant is an accelerated filer as defined in
Rule12b-2 of the Securities Exchange Act of 1934. Yes    . No  X .
                                                      ---     ---

As of August 14, 2003 the number of outstanding shares of registrant's common stock, par value $1.00 per share was: 7,814,156

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         VIRGINIA COMMERCE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                (In thousands of dollars, except per share data)

                                                                   Unaudited    Audited
                                                                    June 30,  December 31,
                                                                      2003       2002
                                                                      ----       ----
ASSETS
Cash and due from banks                                             $ 28,521   $ 19,907
Securities (fair value: 2003, $110,470; 2002, $71,766)               109,872     71,231
Federal funds sold                                                    45,430     24,071
Loans held-for-sale                                                   23,851     18,948
Loans, net of allowance for loan losses of $6,652 in 2003 and
  $5,924 in 2002                                                     573,973    516,900
Bank premises and equipment, net                                       6,405      6,517
Accrued interest receivable                                            2,538      2,489
Other assets                                                           9,395      2,824
                                                                    --------   --------
   Total assets                                                     $799,985   $662,887
                                                                    ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS
   Non-interest bearing demand deposits                             $119,795   $ 98,575
   Savings and interest-bearing demand deposits                      271,558    190,811
   Time deposits                                                     306,847    277,610
                                                                    --------   --------
   Total deposits                                                   $698,200   $566,996
Securities sold under agreement to repurchase and federal funds
  purchased                                                           32,539     32,081
Other borrowed funds                                                     400        400
Trust preferred capital notes                                         18,000     18,000
Accrued interest payable                                               1,115      1,271
Other liabilities                                                        712      2,289
Commitments and contingencies                                             --         --
                                                                    --------   --------
   Total liabilities                                                $750,966   $621,037
                                                                    ========   ========
STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par, 1,000,000 shares authorized and
  un-issued                                                         $     --   $     --
Common stock, $1.00 par, 20,000,000 shares authorized, issued and
  outstanding 2003, 7,801,806; 2002, 3,739,330                         7,802      3,739
Surplus                                                               17,537     19,622
Retained earnings                                                     23,063     17,808
Accumulated other comprehensive income                                   617        681
                                                                    --------   --------
   Total stockholders' equity                                       $ 49,019   $ 41,850
                                                                    --------   --------
   Total liabilities and stockholders' equity                       $799,985   $662,887
                                                                    ========   ========

Notes to consolidated financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                (In thousands of dollars, except per share data)
                                   (Unaudited)

                                                           Three Months Ended    Six Months Ended
                                                                June 30,              June 30,
                                                            2003       2002       2003       2002
                                                            ----       ----       ----       ----
INTEREST AND DIVIDEND INCOME:
    Interest and fees on loans                            $ 10,168   $  8,728   $ 19,860   $ 16,648
    Interest and dividends on investment securities:
       U.S. Treasury securities and agency obligations         848        739      1,522      1,387
       Other securities                                        161         93        294        181
    Interest on federal funds sold                             116         74        205        166
                                                          --------   --------   --------   --------
    Total interest and dividend income                    $ 11,293   $  9,634   $ 21,881   $ 18,382

INTEREST EXPENSE:
    Deposits                                              $  3,333   $  3,345   $  6,473   $  6,513
    Securities sold under agreement to repurchase
       and federal funds purchased                              32         67         60        141
    Other borrowed funds                                         6        151         12        286
    Trust preferred capital notes                              213         --        426         --
                                                          --------   --------   --------   --------
    Total interest expense                                $  3,584   $  3,563   $  6,971   $  6,940
                                                          --------   --------   --------   --------
NET INTEREST INCOME:                                      $  7,709   $  6,071   $ 14,910   $ 11,442
    Provision for loan losses                                  408        322        764        843
                                                          --------   --------   --------   --------
    Net interest income after provision for loan losses   $  7,301   $  5,749   $ 14,146   $ 10,599
                                                          --------   --------   --------   --------
NON-INTEREST INCOME:
    Service charges and other fees                        $    394   $    367   $    814   $    773
    Fees and net gains on loans held-for-sale                1,555        818      2,854      1,672
    Gain (loss) on sale of securities                           --         --         --         (1)
    Other                                                       40          9         64         17
                                                          --------   --------   --------   --------
    Total non-interest income                             $  1,989   $  1,194   $  3,732   $  2,461
                                                          --------   --------   --------   --------
NON-INTEREST EXPENSE:
    Salaries and employee benefits                        $  3,078   $  2,386   $  6,076   $  4,790
    Occupancy expense                                          781        720      1,566      1,387
    Data processing expense                                    307        258        591        506
    Other operating expense                                    866        752      1,717      1,497
                                                          --------   --------   --------   --------
    Total non-interest expense                            $  5,032   $  4,116   $  9,950   $  8,180
                                                          --------   --------   --------   --------
    Income before taxes on income                         $  4,258   $  2,827   $  7,928   $  4,880
    Provision for income taxes                               1,421        952      2,673      1,642
                                                          --------   --------   --------   --------
NET INCOME                                                $  2,837   $  1,875   $  5,255   $  3,238
                                                          --------   --------   --------   --------
    Earnings per common share, basic (1)                  $   0.36   $   0.28   $   0.68   $   0.48
    Earnings per common share, diluted (1)                $   0.33   $   0.25   $   0.62   $   0.42


(1) Adjusted to give effect to a two-for-one split in the form of a 100% stock dividend in May 2003.


Notes to consolidated financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the six months ended June 30, 2003 and 2002
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                                                           Accumulated
                                                                                                 Other
                                            Preferred     Common              Retained   Comprehensive  Comprehensive
                                                Stock      Stock    Surplus   Earnings   Income (loss)         Income      Total
                                            ---------- ---------- ---------- ---------- --------------- -------------- ----------
Balance, January 1, 2002                         $ --    $ 2,721   $ 13,190    $10,138            $171                  $ 26,220
Comprehensive Income:
  Net Income                                       --         --         --      3,238                        $ 3,238      3,238
  Other comprehensive income, net of tax
     Unrealized holding gains on
     securities available-for-sale arising
     during the period (net of tax of $205)                                                                       398
                                                                                                              -------
  Other comprehensive income, net of tax           --         --         --         --             398            398        398
                                                                                                              -------
  Total comprehensive income                       --         --         --         --              --        $ 3,636         --
                                                                                                              =======
Issuance of common stock-25% stock split           --        680       (680)        --              --                        --
Cash paid in lieu of fractional shares             --         --         --         (7)             --                        (7)
                                                 ----    -------   --------    -------           -----                  --------
Balance, June 30, 2002                           $ --    $ 3,401   $ 12,510    $13,369           $ 569                  $ 29,849
                                                 ====    =======   ========    =======           =====                  ========

Balance, January 1, 2003                         $ --    $ 3,739   $ 19,622   $ 17,808           $ 681                  $ 41,850
Comprehensive Income:
  Net Income                                       --         --         --      5,255                         $5,255      5,255
  Other comprehensive income (loss), net
     of tax
  Unrealized holding losses on securities
     available-for-sale arising during the
     period (net of tax of $33)                                                                                  (64)
                                                                                                               ------
  Other comprehensive income (loss), net of tax    --         --         --         --             (64)           (64)       (64)
                                                                                                               ------
  Total comprehensive income                       --         --         --         --              --         $5,191         --
                                                                                                               ======
Issuance of common stock-
  Stock options/warrants exercised                 --        169      1,809         --              --                     1,978
  100% stock split                                 --      3,894     (3,894)        --              --                        --
                                                 ----    -------   --------    -------           -----                  --------
Balance, June 30, 2003                           $ --    $ 7,802   $ 17,537   $ 23,063           $ 617                  $ 49,019
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

                         VIRGINIA COMMERCE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                                              Six Months Ended
                                                                                 June 30,
                                                                              ---------------
                                                                              2003       2002
                                                                              ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                            $   5,255    $   3,238
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                          488          474
         Provision for loan losses                                              764          843
         Deferred tax benefit                                                  (284)        (300)
         Amortization of security premiums and (accretion) of discounts          (9)           9
         Loss on sale of securities available-for-sale                           --            1
         Origination of loans held-for-sale                                (152,993)     (86,299)
         Sales of loans                                                     148,090       97,967
         Changes in other assets and other liabilities:
            Increase in accrued interest receivable                             (49)        (275)
            Increase in other assets                                         (6,254)        (183)
            (Decrease) increase in other liabilities                         (1,729)         107
                                                                          ---------    ---------
              Net Cash Provided by (Used In) Operating Activities         $  (6,721)   $  15,582

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in loans                                                   (57,838)     (74,669)
    Purchase of securities available-for-sale                               (82,915)     (23,650)
    Purchase of securities held-to-maturity                                  (5,500)      (4,371)
    Proceeds from sales of securities available-for-sale                         --        1,350
    Proceeds from principal payments on securities available-for-sale         4,589        3,169
    Proceeds from principal payments on securities held-to-maturity           2,569        1,160
    Proceeds from calls and maturities of securities available-for-sale      37,525       12,000
    Proceeds from calls and maturities of securities held-to-maturity         5,000          502
    Purchase of bank premises and equipment                                    (376)      (1,082)
                                                                          ---------    ---------
              Net Cash (Used In) Investing Activities                     $ (96,946)   $ (85,591)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                              $ 131,204    $  98,778
    Net increase (decrease) in repurchase agreements                            458      (11,184)
    Net decrease in other borrowed funds                                         --       (3,000)
    Net proceeds from issuance of capital stock                               1,978           --
    Cash paid in lieu of fractional shares                                       --           (7)
                                                                          ---------    ---------
              Net Cash Provided by Financing Activities                   $ 133,640    $  84,587

              Net Increase In Cash and Cash Equivalents                      29,973       14,578

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                              43,978       15,155
                                                                          ---------    ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                 $  73,951    $  29,733
                                                                          =========    =========


Notes to consolidated financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    GENERAL

      The accompanying unaudited consolidated financial statements of Virginia Commerce Bancorp, Inc. and its subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions as of June 30, 2003 and December 31, 2002, the results of operations for the three and six months ended June 30, 2003 and 2002, and statements of cash flows and stockholders' equity for the six months ended June 30, 2003 and 2002.

      Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

2.    INVESTMENT SECURITIES

      Amortized cost and fair value of securities available-for-sale and held-to-maturity as of June 30, 2003 are as follows (dollars in thousands):

                                                  --------------------------------------------
                                                                  Gross       Gross
                                                  Amortized  Unrealized  Unrealized     Fair
                                                       Cost       Gains    (Losses)     Value
                                                  --------------------------------------------
AVAILABLE-FOR-SALE:
U.S. Government Agency obligations                 $ 86,135   $    799    $     --    $ 86,934
Domestic corporate debt obligations                   6,000         --          (5)      5,995
Obligations of states and political subdivisions      1,199        141          --       1,340
Restricted stock:
  Federal Reserve Bank                                  722         --          --         722
  Federal Home Loan Bank                              1,355         --          --       1,355
  Community Bankers' Bank                                55         --          --          55
                                                   --------   --------    --------    --------
                                                   $ 95,466   $    940    $     (5)   $ 96,401
HELD-TO-MATURITY:
U.S. Government Agency obligations                 $  5,952   $    233    $     --    $  6,185
Obligations of states and political subdivisions      7,034        299          (6)      7,327
Domestic corporate debt obligations                     485         72          --         557
                                                   --------   --------    --------    --------
                                                   $ 13,471   $    604    $     (6)   $ 14,069
                                                   ========   ========    ========    ========

                         VIRGINIA COMMERCE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

Amortized cost and fair value of securities available-for-sale and held-to-maturity as of December 31, 2002 are as follows (dollars in thousands):

                                                                  Gross        Gross
                                                 Amortized   Unrealized   Unrealized        Fair
                                                      Cost        Gains     (Losses)       Value
                                                 ------------------------------------------------
AVAILABLE-FOR-SALE:
U.S. Government Agency obligations                 $51,679     $   982       $    --     $52,661
Obligations of states and political subdivisions     1,179          50            --       1,229
Restricted stock:
  Federal Reserve Bank                                 542          --            --         542
  Federal Home Loan Bank                             1,194          --            --       1,194
  Community Bankers' Bank                               55          --            --          55
                                                   -------     -------       -------     -------
                                                   $54,649     $ 1,032       $    --     $55,681

HELD-TO-MATURITY:
U.S. Government Agency obligations                 $ 8,534     $   341       $    --     $ 8,875
Obligations of states and political subdivisions     6,534         130            --       6,664

Domestic corporate debt obligations                    482          64            --         546
                                                   -------     -------       -------     -------
                                                   $15,550     $   535       $    --     $16,085
                                                   =======     =======       =======     =======

3.       LOANS

         Major classifications of loans are summarized as follows:

                                           June 30, 2003   December 31, 2002
                                            ---------------------------------
                                               (In Thousand of Dollars)

Commercial                                   $  57,025        $  44,559
Real estate-one-to-four family residential      73,658           67,061
Real estate-multi-family residential            31,569           29,269
Real estate-non-farm, non-residential          290,217          265,694
Real estate-construction                       124,654          111,333
Consumer                                         5,754            6,941
                                             ---------        ---------
  Total Loans                                  582,877          524,857
Less unearned income                            (2,252)          (2,033)
Less allowance for loan losses                  (6,652)          (5,924)
                                             ---------        ---------
  Loans, net                                 $ 573,973        $ 516,900
                                             =========        =========

                         VIRGINIA COMMERCE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

4.       EARNINGS PER SHARE

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. The weighted average number of shares for the six months ended June 30, 2002, have been adjusted to give effect to a two-for-one stock split in the form of a 100% stock dividend in May 2003.

                                               Six Months Ended
                                    --------------------------------------------
                                        June 30, 2003         June 30, 2002
                                    ---------------------- ---------------------
                                                   Per                     Per
                                                 Share                   Share
                                       Shares   Amount       Shares     Amount
                                       ------   ------       ------     ------

Basic earnings per share            7,736,171    $0.68    6,801,542      $0.48
                                                 -----                   -----
Effect of dilutive securities:
  Stock options                       664,241               547,897
  Warrants                             32,643               336,922
                                    ---------             ---------
Diluted earnings per share          8,433,055    $0.62    7,686,361      $0.42
                                    =========    =====    =========      =====


5. STOCK COMPENSATION PLAN

At June 30, 2003, the Company had a stock-based compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following illustrates the effect on net income and earnings per share for the six months ended June 30, 2003, and 2002 had the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, been adopted.

                                                         SIX MONTHS ENDED
------------------------------------------------------------------------------
(Dollars in thousands except per share amounts)  JUNE 30, 2003   JUNE 30, 2002
------------------------------------------------------------------------------
NET INCOME, AS REPORTED                                 $5,255          $3,238
Deduct: total stock-based employee compensation           (178)           (209)
expense determined based on fair value
method of awards, net of tax

PRO FORMA NET INCOME                                    $5,077          $3,029

BASIC EARNINGS PER SHARE:
                                                         $0.68           $0.48
As reported
Pro forma                                                $0.66           $0.45

DILUTED EARNING PER SHARE:
As reported                                              $0.62           $0.42
Pro Forma                                                $0.60           $0.39

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2003, and 2002, respectively: price volatility of 28.78% and 21.48%, risk-free interest rates of 4.02% and 5.43%, dividend rate of ..04% and expected lives of 10 years.

                         VIRGINIA COMMERCE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

6. CAPITAL REQUIREMENTS

A comparison of the Company's and its wholly-owned subsidiary's, Virginia Commerce Bank (the "Bank") capital as of June 30, 2003 with the minimum regulatory guidelines is as follows:

                                                 Minimum          Minimum to be
                                    Actual    Guidelines     "Well-Capitalized"
                                    ------    ----------     ------------------
  Total Risk-Based Capital:
     Company                        11.46%          8.00%                   --
     Bank                           11.28%          8.00%                10.00%

  Tier 1 Risk-Based Capital:
     Company                        10.13%          4.00%                   --
     Bank                            7.40%          4.00%                 6.00%

  Leverage Ratio:
      Company                        8.59%          4.00%                   --
      Bank                           6.35%          4.00%                 5.00%

7.  TRUST PREFERRED SECURITIES

On November 13, 2002, the Company completed a private placement issuance of $3.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust I). The securities bear a floating rate of interest, adjusted semi-annually, of 340 basis points over six month Libor, currently 4.65%, with a maximum rate of 12.0% until November 15, 2007. The securities have a thirty year term and are callable at par beginning November 15, 2007. On December 19, 2002, the Company completed a separate private placement issuance of $15.0 million of trust preferred securities through another newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust II). These securities bear a floating rate of interest, adjusted semi-annually, of 330 basis points over six month Libor, currently 4.40%, with a maximum rate of 11.9% until December 30, 2007. These securities also have a thirty year term and are callable at par beginning December 30, 2007. The principal asset of each trust is a similar amount of the Company's junior subordinated debt securities with like maturities and interest rates to the trust preferred securities. The obligations of the Company with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of each Trust's obligations with respect to the trust preferred securities to the extent set forth in the related guarantees. Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, resulting in a deferral of distribution payments on the related trust preferred securities.

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

Critical Accounting Policies
----------------------------

During the quarter ended June 30, 2003 there were no changes in the Company's critical accounting policies as reflected in the last report.

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or eliminating a liability. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

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

Our allowance for loan losses has three basic components: the specific allowance, the formula allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The specific allowance is used to individually allocate an allowance for loans identified as impaired. Impairment testing includes consideration of the borrower's overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral. These factors are combined to estimate the probability and severity of inherent losses. When impairment is identified, then a specific reserve is established based on the Company's calculation of the loss embedded in the individual loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment. The formula allowance is used for estimating the loss on internally risk rated loans exclusive of those identified as impaired. The loans meeting the criteria for special mention, substandard, doubtful and loss, as well as impaired loans are segregated from performing loans within the portfolio. Internally classified loans are then grouped by loan type (commercial, commercial real estate, commercial construction, residential real estate, residential construction or installment). Each loan type is assigned an allowance factor based on management's estimate of the associated risk, complexity and size of the individual loans within the particular loan category. Classified loans are assigned a higher allowance factor than non-rated loans due to management's concerns regarding collectibility or management's knowledge of particular elements surrounding the borrower. Allowance factors grow with the worsening of the internal risk rating. The unallocated formula is used to estimate the loss of non-classified loans and loans identified for impairment testing for which no impairment was identified. These un-criticized loans are also segregated by loan type and allowance factors are assigned by management based on delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of management, national and local economic trends, concentrations of credit, quality of the loan review system and the effect of external factors (i.e. competition and regulatory requirements). The factors assigned differ by loan type. The unallocated allowance captures losses whose impact on the portfolio has occurred but has yet to be recognized in either the formula or specific allowance. Allowance factors and the overall size of the allowance may change from period to period based on management's assessment of the above described factors and the relative weights given to each factor. Further information regarding the allowance for loan losses is provided under the caption: Allowance for Loan Losses/Provision for Loan Loss Expense, later in this report.

Results of Operations
---------------------

Total assets increased $137.1 million, or 20.7%, from $662.9 million at December 31, 2002, to $800 million at June 30, 2003, as total deposits grew $131.2 million, or 23.1%, from $567.0 million at December 31, 2002, to $698.2 million. Other funding sources were mostly unchanged during the six month period ended June 30, 2003.

Loans, net of allowance for loan losses, increased $57.1 million, or 11.1%, from $516.9 million at December 31, 2002, to $574.0 million at June 30, 2003, and represented 82.2% of total deposits at June 30, 2003, compared to 91.2% at December 31, 2002. The majority of loan growth occurred in non-farm, non-residential real estate loans which increased $24.5 million, or 9.2%, from $265.7 million at December 31, 2002, to $290.2 million at June 30, 2003. Real estate construction loans represented the second largest dollar increase rising $13.4 million, or 12.0%, from $111.3 million at December 31, 2002, to $124.7 million at June 30, 2003, while commercial loans rose $12.4 million, or 28.0%, from $44.6 million at December 31, 2002, to $57.0 million at June 30, 2003. One-to-four family residential real estate loans increased $6.6 million, or 9.8%, from $67.1 million at December 31, 2002, to $73.7 million at June 30, 2003, and consumer loans fell $1.2 million during the six month period.

Loans held-for-sale, which represent one-to-four family residential real estate loans originated on a pre-sold basis to various investors, increased $4.9 million, or 25.9%, from $18.9 million at December 31, 2002, to $23.8 million at June 30, 2003. Originations were up $66.7 million, or 77.3%, from $86.3 million during the six months ended June 30, 2002, to $153.0 million during the current six month period due to a higher level of refinancing activity. Of the $153.0 million in originations year-to-date, $122.5 million, or 80.1%, represented loans for refinance purposes. This level of activity, and the resulting fees and net gains thereon, would be expected to decline should long term interest rates rise.

With the increase in loans trailing deposit growth during the six month period, investment securities increased $38.7 million, or 54.3%, from $71.2 million at December 31, 2002, to $109.9 million at June 30, 2003, and fed funds sold increased $21.3 million, or 88.7%, from $24.1 million at December 31, 2002, to $45.4 million. With long term interest rates at historically low levels growth in investment securities was concentrated in short-term U.S. Government Agency obligations and variable rate domestic corporate debt obligations in the available-for-sale portfolio. This strategy, together with carrying higher levels of fed funds sold, is expected to provide the Company with greater flexibility and opportunities when interest rates rise, although it serves to compress the net interest margin over the near term. The Bank also purchased $6 million in single premium life insurance policies late in the second quarter through three highly rated insurance carriers. These policies were recorded on the balance sheet under other assets and increases in their cash value are accreted to other income on a tax-exempt basis.

Deposit growth occurred in all categories with non-interest bearing demand deposits increasing $21.2 million, or 21.5%, from $98.6 million at December 31, 2002, to $119.8 million at June 30, 2003. Savings and interest-bearing demand deposits increased $80.7 million, or 42.3%, and time deposits grew by $29.2 million, or 10.5%, from $277.6 million at December 31, 2002, to $306.8 million at June 30, 2003. Although the majority of the Bank's deposits are attracted from individuals and businesses in the Northern Virginia and the Metropolitan Washington, D.C. area, $15.8 million of the $29.2 million in time deposit growth was attracted from out-of-market financial institutions and growth in savings accounts includes a $15.8 million escrow account for an un-related company's stock offering. That account was closed in early August. All deposits from out-of-market financial institutions bear the same interest rates paid by the Bank on comparable deposits from local consumers and businesses. Those rates are generally near the top of the local market.

Growth for the three months ended June 30, 2003 was similar to what the Company experienced for the six month period with total assets rising $79.1 million, or 11.0%, from $720.9 million at March 31, 2003 to $800 million at June 30, 2003, total deposits increasing $72.3 million, or 11.6%, from $625.9 million to $698.2 million , and loans, net of allowance for loans losses, growing $26.0 million, or 4.7%, from $548.0 million to $574.0 million. As loans also trailed deposit growth for the three-month period ended June 30, 2003, investment securities increased $12.3 million, or 12.7%, and fed funds sold grew $18.4 million, or 67.8%. For both the three and six month periods ended June 30, 2003, loans as a percentage of total deposits declined while investment securities and federal funds sold increased. The result was higher levels of liquidity and downward pressure on the net interest margin.

For the six months ended June 30, 2003, net income of $5.3 million reflected an increase of 62.3% compared to $3.2 million for the six months ended June 30, 2002, as net interest income increased $3.5 million, or 30.3%, non-interest income rose $1.3 million, or 51.6%, and non-interest expense was up $1.7 million, or 21.6%. Provisions for loan losses decreased $79 thousand from $843 thousand for the six months ended June 30, 2002, to $764 thousand for the six months ended June 30, 2003, due to a decline in net charge-offs and in the level of identified potential problem loans. Diluted earnings per share, adjusted giving effect to a two-for-one stock split in the form of a 100% stock dividend paid May 30, 2003, of $0.62 were up $0.20, or 47.6%, from $0.42 for the comparable period in 2002. The Company's annualized return on average assets and return on average equity were 1.47% and 23.22% for the current six month period compared to 1.21% and 23.50% for the six months ended June 30, 2002.

For the three months ended June 30, 2003, net income of $2.8 million increased $962 thousand, or 51.3%, compared to $1.9 million for the same period in 2002 as net interest income rose $1.6 million, non-interest income increased by $795 thousand and non-interest expenses were up $916 thousand. Diluted earnings per share increased $0.08, or 32.0%, from $0.25 for the three months ended June 30, 2002, to $0.33 for the three month period ended June 30, 2003. The return on average assets and return on average equity were 1.51% and 23.96% for the three months ended June 30, 2003, compared to 1.33% and 26.33% for the same period in 2002.

Overall, while the net interest margin declined for both the three and six month periods ended June 30, 2003, due to lower interest rates and higher liquidity levels, revenue sources continued to increase due to strong balance sheet growth and higher fees and net gains from mortgage lending operations. As a result, the Company's efficiency ratio improved from 58.8% for the six months ended June 30, 2002 to 53.1% for the current six-month period.

Stockholders' equity increased $19.2 million, or 64.2%, from $29.8 million at June 30, 2002, to $49.0 million at June 30, 2003, on earnings over the last four quarters of $9.7 million, $7.0 million in net proceeds from a rights offering to existing stockholders in July 2002, and $2.5 million in proceeds and tax benefits from the exercise of stock options and warrants by Company directors and officers. For the six months ended June 30, 2003, stockholders' equity increased $7.2 million, or 17.1%, with $5.3 million in earnings and $1.9 million in proceeds and tax benefits from the exercise of stock options and warrants by Company directors and officers. On May 30, 2003, the Company recorded a two for one stock split in the form of a 100% stock dividend increasing the number of shares outstanding by 3,892,769.

Net Interest Income
-------------------

Net interest income is the excess of interest earned on loans and investments over the interest paid on deposits and borrowings. The Company's net interest income increased $3.5 million, or 30.3%, from $11.4 million for the six months ended June 30, 2002, to $14.9 million for the six month period ended June 30, 2003, and increased $1.6 million, or 27.0%, from $6.1 million for the three months ended June 30, 2002, to $7.7 million for the three months ended June 30, 2003. Increases for both periods were due to significant growth in earning assets as the Company's net interest margin declined from 4.42% in the second quarter of 2002 to 4.23% for the current three-month period and from 4.39% for the six months ended June 30, 2002, to 4.34% year-to-date.

The Company's yields on earning assets and costs of interest-bearing liabilities have continued to fall along with market interest rates since early 2001. The yield on earning assets dropped seventy-one basis points from 7.10% for the six months ended June 30, 2002, to 6.39% for the six months ended June 30, 2003, while the average rate paid on interest-bearing liabilities fell seventy-six basis points from 3.25% to 2.49%. For the three month period ended June 30, 2003, the yield on earning assets fell eighty-five basis points to 6.22% and the cost of interest-bearing liabilities fell seventy-five basis points to 2.44%, as compared to the three month period ended June 30, 2002. As a result, the net interest margin dropped from 4.42% in the second quarter of 2002 to 4.23% for the current three-month period. The Company expects that due to another twenty-five basis point reduction in rates by the Federal Reserve in late June and a higher level of short-term investment securities and federal funds sold being carried on the balance sheet, that its net interest margin could decline further in the third quarter of 2003.

The following table shows the average balance sheets for each of the three and six month periods ended June 30, 2003, and 2002. In addition, the amounts of interest earned on earning assets, with related yields on a tax-equivalent basis, and interest expense on interest-bearing liabilities, with related rates, are shown. Loans placed on a non-accrual status are included in the average balances. Net loan fees and late charges included in interest income on loans totaled $570 thousand and $393 thousand for the three month period ended June 30, 2003 and 2002, respectively, and totaled $955 thousand and $756 thousand for the six month periods.

                                           -----------------------------------------------------------------------------------
                                                                      Three months ended June 30,
                                           -----------------------------------------------------------------------------------
                                                           2003                                         2002
                                           ---------------------------------------    ----------------------------------------
                                                                          Average                                     Average
                                              Average      Interest        Yields          Average      Interest       Yields
         (Dollars in thousands)               Balance    Income-Expense    /Rates          Balance    Income-Expense   /Rates
                                           ---------------------------------------    ----------------------------------------
ASSETS
Securities (1)                               $  98,504     $  1,009         4.26%        $  63,431        $   832       5.31%
Loans, net of unearned income (2)              582,957       10,168         6.90%          459,114          8,728       7.52%
Federal funds sold                              39,648          116         1.16%           17,651             74       1.66%
                                             ---------     --------         ----         ---------        -------       ----
TOTAL EARNING ASSETS                         $ 721,109     $ 11,293         6.22%        $ 540,196        $ 9,634       7.07%
Non-earning assets                              32,169                                      27,002
                                             ---------                                   ---------
TOTAL ASSETS                                 $ 753,278                                   $ 567,198
                                             ==========                                  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts                               $ 133,493        $ 589         1.77%         $ 85,953          $ 461       2.15%
  Money market accounts                         81,368          370         1.82%           50,227            306       2.44%
  Savings accounts                              25,039           63         1.00%           14,964             51       1.36%
  Time deposits                                299,210        2,311         3.10%          248,670          2,527       4.08%
                                             ---------     --------         ----         ---------        -------       ----
Total interest-bearing deposits              $ 539,110     $  3,333         2.48%        $ 399,814        $ 3,345       3.36%
Securities sold under agreement to
  repurchase and federal funds purchased        31,961           32         0.41%           35,075             67       0.76%
Other borrowed funds                               400            6         5.93%           12,224            151       4.88%
Trust preferred capital notes                   18,000          213         4.73%               --             --         --
                                              --------     --------         ----         ---------        -------       ----
TOTAL INTEREST-BEARING LIABILITIES           $ 589,471     $  3,584         2.44%        $ 447,113        $ 3,563       3.19%
Demand deposits and other non-interest
  bearing liabilities                          116,312                                      91,515
                                             ---------                                   ---------
TOTAL LIABILITIES                            $ 705,783                                   $ 538,628
Stockholders' equity                            47,495                                      28,570
                                             ---------                                   ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                       $ 753,278                                   $ 567,198
                                             =========                                   =========
Interest rate spread                                                        3.78%                                       3.88%
Net interest income and margin                             $  7,709         4.23%                         $ 6,071       4.42%


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

                                         -------------------------------------------------------------------------------------
                                                                      Six Months Ended June 30,
                                         -------------------------------------------------------------------------------------
                                                          2003                                    2002
                                         ---------------------------------------    ------------------------------------------
         (Dollars in thousands)                         Interest      Average                    Interest    Average
                                           Average      Income-       Yields          Average    Income-     Yields
                                           Balance      Expense       /Rates          Balance    Expense     /Rates
                                           -------      -------       ------          -------    -------     ------
ASSETS
Securities(1)                               $  87,240   $  1,816       4.35%        $  58,756    $  1,568     5.41%
Loans, net of unearned income                 561,118     19,860       7.04%          437,012      16,648     7.58%
Federal funds sold                             35,399        205       1.15%           19,936         166     1.66%
                                            ---------   --------       -----        ---------    --------     -----
TOTAL EARNING ASSETS                        $ 683,757   $ 21,881       6.39%        $ 515,704    $ 18,382     7.10%
Non-earning assets                             34,950                                  25,740
                                            ---------                               ---------
TOTAL ASSETS                                $ 718,707                               $ 541,444
                                            =========                               =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts                              $ 126,520   $  1,084       1.73%        $  84,704    $    893     2.13%
  Money market accounts                        76,080        692       1.83%           46,350         535     2.33%
  Savings accounts                             21,916        111       1.02%           14,714         103     1.40%
  Time deposits                               290,844      4,586       3.18%          238,155       4,982     4.22%
                                            ---------   --------       -----        ---------    --------     -----
Total interest-bearing deposits             $ 515,360   $  6,473       2.53%        $ 383,923    $  6,513     3.42%
Securities sold under agreement to
  repurchase and federal funds purchased       31,160         60       0.39%           34,897         141     0.82%
Other borrowed funds                              400         12       5.93%           11,726         286     4.86%
Trust preferred capital notes                  18,000        426       4.74%               --          --       --
                                            ---------   --------       -----        ---------    --------     -----
TOTAL INTEREST-BEARING LIABILITIES          $ 564,920   $  6,971       2.49%        $ 430,546    $  6,940     3.25%
Demand deposits and other non-interest
  bearing liabilities                         108,149                                  83,114
                                            ---------                               ---------
TOTAL LIABILITIES                           $ 673,069                               $ 513,660
Stockholders' equity                           45,638                                  27,784
                                            ---------                               ---------
TOTAL LIABILITIES AND STOCKHOLDERS'         $ 718,707                               $ 541,444
EQUITY                                      =========                               ==========
Interest rate spread                                                   3.90%                                  3.85%
Net interest income and margin                          $ 14,910       4.34%                     $ 11,442     4.39%


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

Allowance for Loan Losses / Provision for Loan Loss Expense
-----------------------------------------------------------

The provision for loan losses is based upon management's estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. For the six months ended June 30, 2003, net charge-offs totaled $36 thousand, or 0.01% of average loans compared to $88 thousand, or 0.02% for the same period in 2002, while the provision for loan loss expense for the first six months of 2003 was $764 thousand compared to $843 thousand in 2002. As a result, the total allowance for loan losses increased $728 thousand, or 12.3%, from $5.9 million at December 31, 2002, to $6.7 million at June 30, 2003. The decrease in the provision for loan loss expense is reflective of the decline in net charge-offs, a decrease in identified other potential problem loans from $2.2 million at June 30, 2002, to $1.1 million at June 30, 2003, and a drop in non-performing assets and past due loans from $2.4 million at December 31, 2002 to $1.5 million at June 30, 2003. See "Risk Elements and Non-Performing Assets" below for additional information regarding changes in the level of non-performing assets.

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

The following schedule summarizes the changes in the allowance for loan losses:

                                                  Six Months      Six Months     Twelve Months
                                                     Ended           Ended           Ended
                                                 June 30, 2003   June 30, 2002  December 31, 2002
                                                 -----------------------------------------------
                                                           (In Thousands of Dollars)
Allowance, at beginning of period                  $ 5,924         $ 4,356          $ 4,356
Provision charged against income                       764             843            1,678
Recoveries:
   Consumer loans                                        6              24               40
   Commercial loans                                      1               1                5
Losses charged to reserve:
   Consumer loans                                      (21)            (57)              68
   Commercial loans                                    (22)            (56)              87
                                                   -------         -------          -------
Net (charge-offs) recoveries                           (36)            (88)            (110)
Allowance, at end of period                        $ 6,652         $ 5,111          $ 5,924
                                                   =======         =======          =======

Ratio of net charge-offs to average loans net of
unearned income:                                       .01%            .02%             .02%

Risk Elements and Non-performing Assets
---------------------------------------

Non-performing assets consist of non-accrual loans, impaired loans, restructure loans, and other real estate owned (foreclosed real properties). The total non-performing assets and loans that are ninety days or more past due and still accruing interest decreased 37.9% from $2.4 million at December 31, 2002 to $1.5 million at June 30, 2003, and increased $1.1 million, or 315.1%, from $357 thousand at June 30, 2002. The decrease during the six months ended June 30, 2003, was due to the payoff of a $1.0 million non-accrual loan on a single-family residential property, while the increase of $1.1 million since June 30, 2002 was due to a troubled debt restructuring of a loan for $875 thousand on a single-family residential property and a loan for $289 thousand on a single-family residential property that was past due ninety-one days as of June 30, 2003. The loan for $875 thousand is performing in accordance with its modified terms while the loan for $289 thousand was brought current in July 2003.

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

The ratio of non-performing assets and loans past due ninety days and still accruing to total loans decreased from 0.44% at December 31, 2002, to 0.25% at June 30, 2003, and increased from 0.07% at June 30, 2002. As noted above, the decrease in the ratio from December 31, 2002, to June 30, 2003, was due to the payoff of a $1.0 million non-accrual loan on a single-family residential property, while the increase in the ratio since June 30, 2002 was due mostly to another loan on a single-family residential property for $875 which was restructured to provide the debtor with relief through lower interest payments and an extended term. The Company expects its ratio of non-performing assets to total loans to improve as the loan for $289 thousand was subsequently brought current and the loan for $875 thousand continues to perform in accordance with its modified terms; however, there can be no assurance since there were another $1.1 million of loans as of June 30, 2003 for which management has identified risk factors that may result in them not being repaid in accordance with their terms. These loans are primarily well secured and are currently performing.

Foreclosed real properties include properties that have been substantively repossessed or acquired in complete or partial satisfaction of debt. Such properties, which are held for resale, are carried at the lower of cost or fair value, including a reduction for the estimated selling expenses, or principal balance of the related loan. As of June 30, 2003, June 30, 2002, and December 31, 2002, the Company held no foreclosed real properties.

Total non-performing assets consist of the following:

                                     June 30, 2003    June 30, 2002    December 31, 2002
                                   ---------------------------------------------------------
                                                (In Thousands of Dollars)
Non-accrual loans                      $  253            $   70            $1,943
Impaired loans                             65               287               444
Troubled debt restructurings              875                --                --
                                       ------            ------            ------
  Total non-performing assets          $1,193            $  357            $2,387
Loans past due 90 days and still
  Accruing                                289                --                --
  Total non-performing assets and
   loans past due 90 days and
   still accruing                      $1,482            $  357            $2,387
                                       ======            ======            ======

     As a percentage of total loans      0.25%             0.07%             0.44%
     As a percentage of total assets     0.18%             0.06%             0.36%


Concentrations of Credit Risk
-----------------------------

At June 30, 2003, the Company had $446.4 million, or 76.6%, of total loans concentrated in commercial real estate. Commercial real estate for purposes of this discussion includes all construction loans, loans secured by multi-family residential properties and loans secured by non-farm, non-residential properties. At December 31, 2002 commercial real estate loans were $406.3 million, or 77.4%, of total loans. Total construction loans of $124.7 million at June 30, 2003, represented 21.4% of total loans, loans secured by multi-family residential properties of $31.6 million represented 5.4% of total loans, and loans secured by non-farm, non-residential properties of $290.2 million represented 49.8%.

Construction loans at June 30, 2003, included $85.5 million in loans to commercial builders on single family residential property and $13.0 million to individuals on single family residential property in the Northern Virginia market, representing 14.7% and 2.2% of total loans, respectively, and together representing 16.9% of total loans. These loans are made to a number of unrelated entities and generally have a term of twelve to eighteen months. In addition the Company had $26.1 million of construction loans on non-residential commercial property at June 30, 2003, representing 4.5% of total loans. Total construction loans of $124.7 million include $43.3 million in land acquisition and or development loans on residential property and $21.0 million in land acquisition and or development loans on commercial property, together totaling $64.3 million, or 11.0% of total loans. Adverse developments in the Northern Virginia real estate market or economy including substantial increases in mortgage interest rates, slower housing sales, and increased commercial property vacancy rates could have an adverse impact on these groups of loans and the Bank's income and financial position. At June 30, 2003, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

The ultimate collectibility of the Company's loan portfolio and the ability to realize the value of any underlying collateral, if needed, are influenced by the economic conditions of the market area. The Company's operating results are therefore closely related to the economic conditions and trends in the Metropolitan Washington, D.C. area.

Non-Interest Income
-------------------

Non-interest income increased $1.3 million, or 51.6%, from $2.4 million for the six months ended June 30, 2002, to $3.7 million for the same period ended June 30, 2003. Fees and net gains on loans held-for-sale were the contributing factor increasing $1.2 million, or 70.7%, from $1.7 million in 2002, to $2.9 million for the six months ended June 30, 2003, as originations increased $66.7 million, or 77.3%, from $86.3 million during the first six months of 2002, to $153.0 million for the comparable period in 2003. Sales also increased rising $50.1 million from $98.0 million in 2002, to $148.1 million for the first six months of 2003. These higher levels of originations and subsequent sales are attributable to both low interest rates and a strong local housing market. For the three months ended June 30, 2003 non-interest income increased $795 thousand, or 66.6%, with an increase in fees and net gains on loans held-for-sale of $737 thousand.

Loans classified as held-for-sale represent loans on one-to-four family residential real estate, originated on a pre-sold and servicing released basis to various investors, and carried on the balance sheet at the lower of cost or market. The Company expects that should long-term interest rates rise, and consequently mortgage rates rise, the level of originations and sales and the fees and gains thereon, would be adversely affected.

Non-Interest Expense
--------------------

For the three months ended June 30, 2003, non-interest expense increased $916 thousand, or 22.3%, compared to the same period in 2002, and increased $1.7 million, or 21.6%, from $8.2 million for the six months ended June 30, 2002, to $9.9 million for the six months ended June 30, 2003. Salaries and benefits expense for the three and six month periods ended June 30 accounted for $692 thousand and $1.3 million, or greater than 70% of the total increases in non-interest expenses. Incentive compensation associated with increases in total loans, commissions on loans originated for sale, and staff increases due to overall growth, were the main reason for the increase in salaries and benefits expense. Commissions on loans originated for sale were $541 thousand and $618 thousand for the three and six months ended June 30, 2003, and would also be expected to decline along with any decline in the amount of loans originated for sale, and the fees and net gains thereon.

Occupancy expense, which includes rents, depreciation, and equipment/systems costs, increased $61 thousand, or 8.5%, and $179 thousand, or 12.9%, for the three and six month periods ended June 30, 2003, due mostly to the opening of the Bank's thirteenth branch office in May 2002. Other operating expense increases of $114 thousand and $220 thousand for the three and six months ended June 30 were up 15.2% and 14.7% due to higher marketing, legal and professional services expenses. As a percentage of total revenue sources (net interest income on a tax-equivalent basis and non-interest income) non-interest expense fell from 56.6% for the three months ended June 30, 2002, to 51.6% for same period in 2003, and fell from 58.8% during the first six months of 2002 to 53.1% for the six months ended June 30, 2003. This reduction is a result of both increases in total revenue and on-going cost containment efforts.

Provision for Income Taxes
--------------------------

The Company's income tax provisions are adjusted for non-deductible expenses and non-taxable interest after applying the U.S. federal income tax rate of 34%. Provision for income taxes totaled $1.6 million and $2.7 million for the six months ended June 30, 2002 and 2003, respectively.

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

The Company measures total liquidity through cash and cash equivalents, securities available-for-sale, mortgage loans held-for-sale, other loans and investment securities maturing within one year, less securities pledged as collateral for repurchase agreements, public deposits and other purposes, and less any outstanding federal funds purchased. These liquidity sources increased $81.0 million, or 37.0%, from $218.8 million at December 31, 2002, to $299.8 million at June 30, 2003, as net loans, as a percentage of total deposits, declined from 91.2% at December 31, 2002, to 82.2% at June 30, 2003.

Additional sources of liquidity available to the Company include the capacity to borrow funds through established short-term lines of credit with various correspondent banks, and the Federal Home Loan Bank of Atlanta. Available funds from these liquidity sources were approximately $145.5 million and $118.8 million at June 30, 2003, and December 31, 2002, respectively. The Bank's line of credit with the Federal Home Loan Bank of Atlanta, which requires the pledging of collateral in the form of certain loans and or securities, is approximately $119.5 million of the $145.5 million as of June 30, 2003. As of June 30, $400 thousand was outstanding on this line of credit.

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

The capital position of the Bank continues to meet regulatory requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios. Tier 1 capital consists of common and qualifying preferred stockholders' equity less goodwill. Total risk-based capital consists of Tier 1 capital, qualifying subordinated debt, and a portion of the allowance for loan losses. Risk-based capital ratios are calculated with reference to risk-weighted assets. The leverage ratio compares Tier 1 capital to total average assets for the most recent quarter end. The Bank's Tier 1 risk-based capital ratio was 7.40% at June 30, 2003, compared to 6.69% at December 31, 2002. The total risk-based capital ratio was 11.28% at June 30, 2003, compared to 10.33% at December 31, 2002. These ratios are in excess of the mandated minimum requirement of 4.00% and 8.00%, respectively. The Bank's leverage ratio was 6.35% at June 30, 2003, compared to 5.72% at December 31, 2002, and is also in excess of the mandated minimum requirement of 4.00%. Based on these ratios, the Bank is considered "well capitalized" under regulatory prompt corrective action guidelines. The Company's Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage ratio was 10.13%, 11.46% and 8.59%, respectively, at June 30, 2003.

During 2002, the Company continued to borrow funds under a line of credit with a correspondent bank in order to provide capital to fund growth and expansion at the Bank. At June 30, 2002, the amount outstanding under the line of credit was $8.0 million. As strong asset growth continued, the Company provided additional capital through a $7.0 million rights offering to existing stockholders in July 2002. Although the offering was successful, the Company believed that additional capital would be necessary to fund future growth. In November and December 2002 the Company formed two financing subsidiaries in order to issue $18.0 million in trust preferred securities through a private placement to unrelated parties. As the $18.0 million in proceeds were in excess of current needs, the Company repaid the total amount outstanding on its line of credit. The Company continues to maintain its line of credit; however, it is currently in a renegotiation process. Until the process is completed further advances would require the correspondent's approval.

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

Recent Accounting Pronouncements
--------------------------------

In April 2003, the Financial Accounting Standards Board issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, and is not expected to have an impact on the Company's consolidated financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on the Company's consolidated financial statements.

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

One of the tools used by the Company to assess interest sensitivity on a monthly basis is the static gap analysis that measures the cumulative differences between the amounts of assets and liabilities maturing or re-pricing within various time periods. It is the Company's goal to limit the one-year cumulative difference to plus or minus 10% of total interest-earning assets in an attempt to limit changes in future net interest income from sudden changes in market interest rates. The following table shows a gap analysis reflecting the earlier of the maturity or re-pricing dates for various assets and liabilities as of June 30, 2003. At that point in time, the Company had a cumulative net liability sensitive twelve-month gap position of $7.9 million, or a negative 1.04% of total earning assets. This position would indicate that over a period of one-year earnings should decline slightly in a rising interest rate environment as more liabilities would re-price than assets and should increase slightly in a falling interest rate environment. However, over a ninety-day time line the Company has an asset sensitive position of $48.1 million, or 6.34% of total earning assets. Due to this high short-term position and rates on the deposit/interest-bearing liability side being at such low levels that further downward repricing cannot occur at the same magnitude as it can on earning assets, the Company expects a lower net interest margin in the third quarter given the recent twenty-five basis point reduction in the federal funds target rate at the end of June. Importantly, this measurement of interest rate risk sensitivity represents a static position as of a single day and is not necessarily indicative of the Company's position at any other point in time, does not take into account the sensitivity of yields and costs of specific assets and liabilities to changes in market rates, and does not take into account the specific timing of when changes to a specific asset or liability will occur. More accurate measures of interest sensitivity are provided to the Company using earnings simulation models.



At June 30, 2003                                                    Interest Sensitivity Periods
                                         -----------------------------------------------------------------------------------
                                                  Within          91 to 365      Over 1 to 5          Over
(Dollars in thousands)                           90 Days               Days            Years       5 Years            Total
                                         -----------------------------------------------------------------------------------
EARNING ASSETS
Securities, at amortized cost                  $  30,015          $  56,698        $   8,636      $ 13,588        $ 108,937
Federal funds sold                                45,430                 --               --            --           45,430
Loans, held-for-sale                              23,851                 --               --            --           23,851
Loans, net of unearned income                    240,388             80,817          234,225        25,195          580,625
---------------------------------------------------------------------------------------------------------------------------
Total earning assets                           $ 339,684          $ 137,515        $ 242,861      $ 38,783        $ 758,843
---------------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES
NOW accounts                                   $ 125,366          $   6,615        $  17,730      $     --        $ 149,711
Money market accounts                             70,934             10,130            6,686            --           87,750
Savings accounts                                  17,218              4,587           12,292            --           34,097
Time deposits                                     45,499            153,824          107,514            10          306,847
Securities sold under agreement to
  repurchase and federal funds                    32,539                 --               --            --           32,539
  purchased


At June 30, 2003                                                       Interest Sensitivity Periods
                                         ----------------------------------------------------------------------------------
                                                 Within          91 to 365      Over 1 to 5          Over
(Dollars in thousands)                          90 Days               Days            Years       5 Years            Total
                                         ----------------------------------------------------------------------------------
Other borrowed funds                                  --                400               --            --              400
                                         ----------------------------------------------------------------------------------
Trust preferred capital notes                         --             18,000               --            --           18,000
---------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities             $ 291,556          $ 193,556        $ 144,222     $      10        $ 629,344
---------------------------------------------------------------------------------------------------------------------------
Cumulative maturity / interest                 $  48,128          $  (7,913)       $  90,726     $ 129,499        $ 129,499
  sensitivity gap
As % of total earnings assets                       6.34%             (1.04%)          11.96%        17.07%
---------------------------------------------------------------------------------------------------------------------------

In order to more closely measure interest sensitivity, the Company uses earnings simulation models on a quarterly basis. These models utilize the Company's financial data and various management assumptions as to growth and earnings to forecast a base level of net interest income and earnings over a one-year period. This base level of earnings is then shocked assuming a sudden 200 basis points increase or decrease in interest rates. The most recent earnings simulation model was run based on data as of June 30, 2003, and at that time the model projected earnings would decrease by 13.44% if interest rates would immediately increase by 200 basis points and would also decrease by 3.22% if interest rates suddenly fell by 200 basis points. These results are consistent with the Company's understanding of its interest rate risk sensitivity given the gap positions discussed above. In addition, the Company also expects that should long-term interest rates rise and short-term rates (federal funds and the prime rate) remain low, earnings would be adversely effected as fees and net gains from loans held-for-sale would decline due to lower levels of refinancing activity, while higher yields on loans and federal funds sold would not be obtained to help offset this lower level of non-interest income.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities and Use of Proceeds-None

Item 3.  Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders

        On April 30, 2003, the annual meeting of shareholders of the Company was held for the purpose of (1) electing eight (8) directors to serve until the next annual meeting and until their successors are duly elected and qualified; (2) to vote on an amendment to the Company's Articles of Incorporation increasing the number of authorized shares of common stock to 20,000,000; and (3) to vote on an amendment to the Company's 1998 Stock Option Plan to increase the number of shares available under the plan by 150,000.

        The name of each director elected at the meeting, and the votes cast for such persons, who constitute the entire Board of Directors in office following the meeting, are set forth below.

              Name               For        Against/Withheld      Abstentions     Broker Non-votes
              ----               ---        ----------------      -----------     ----------------
Leonard Adler                 3,246,972           -0-                 207               none
Peter A. Converse             3,246,772             200               207               none
Frank L. Cowles               3,209,155          37,817               207               none
W. Douglas Fisher             3,246,972           -0-                 207               none
David M. Guernsey             3,246,972           -0-                 207               none
Robert H. L'Hommedieu         3,234,896          12,076               207               none
Norris E. Mitchell            3,243,575           3,397               207               none
Arthur L. Walters             3,231,499          15,473               207               none

         The vote on the amendment to the Articles of Incorporion was as follows:

            For      Against/Withheld      Abstentions         Broker Non-votes
            ---      ----------------      -----------         ----------------
         3,171,858        53,648              21,673                 none

         The vote on the amendment to the 1998 Stock Option Plan was as follows:

            For      Against/Withheld      Abstentions         Broker Non-votes
            ---      ----------------      -----------         ----------------
         3,119,935        99,329              27,915                 none

Item 5.  Other Information - None

Item 6.  Exhibits and reports on Form 8-K

         a) Exhibits

   Exhibit No.      Description
   -----------      -----------
       3.1          Articles of Incorporation of Virginia Commerce Bancorp, Inc.
       3.2          Bylaws of Virginia Commerce Bancorp, Inc. (1)
       4.1          Junior Subordinated Indenture, dated as of November 15, 2002 between Virginia Commerce Bancorp, Inc. and The Bank of New
                    York, as Trustee (2)
       4.2          Amended and Restated Declaration of Trust, dated as of
                    November 15, 2002 among Virginia Commerce Bancorp, Inc., The
                    Bank of New York, as Property Trustee, The Bank of New York
                    (Delaware), as Delaware Trustee, and Peter A. Converse,
                    William K. Beauchesne and Marcia J. Hopkins as
                    Administrative Trustees (2)
       4.3          Guarantee Agreement dated as of November 15, 2002, between
                    Virginia Commerce Bancorp, Inc. and The Bank of New York, as
                    Guarantee Trustee (2)
       4.4          Junior Subordinated Indenture, dated as of December 19, 2002 between Virginia Commerce Bancorp, Inc. and The Bank of New
                    York, as Indenture Trustee (2)
       4.5          Amended and Restated Declaration of Trust, dated as of
                    December 19, 2002 among Virginia Commerce Bancorp, Inc., The
                    Bank of New York, as Property Trustee, The Bank of New York
                    (Delaware), as Delaware Trustee, and Peter A. Converse,
                    William K. Beauchesne and Marcia J. Hopkins as
                    Administrative Trustees (2)

   Exhibit No.      Description
   -----------      -----------
       4.6          Guarantee Agreement dated as of December 19, 2002, between
                    Virginia Commerce Bancorp, Inc. and The Bank of New York, as
                    Guarantee Trustee (2)
      10.1          1998 Stock Option Plan (1)
      11            Statement Regarding Computation of Per Share Earnings
                        See Note 4 to the Consolidated Financial Statements included in this report
      21            Subsidiaries of the Registrant:
                       Virginia Commerce Bank-Virginia
                       VCBI Capital Trust I-Delaware
                       VCBI Capital Trust II-Delaware
                    Subsidiaries of Virginia Commerce Bank:
                       Northeast Land and Development Corporation-Virginia Virginia Commerce Insurance Agency, L.L.C.-Virginia
      31(a)         Certification of Peter A. Converse, President and Chief
                    Executive Officer
      31(b)         Certification of William K. Beauchesne, Treasurer and Chief
                    Financial Officer
      32(a)         Certification of Peter A. Converse, President and Chief
                    Executive Officer
      32(b)         Certification of William K. Beauchesne, Treasurer and Chief
                    Financial Officer

(1) Incorporated by reference to the same numbered exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999

(2 Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation SK. The Company agrees to provide a copy of these documents to the Commission upon request.

       b) Form 8-K

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

Date:  August 14, 2003         BY        /s/ Peter A. Converse
                                 -----------------------------------------------
                               Peter A. Converse, President and Chief Executive
                               Officer


Date:  August 14, 2003         BY        /s/ William K. Beauchesne
                                 ------------------------------------------
                               William K. Beauchesne, Treasurer and Chief
                               Financial Officer