Form 10-Q
period 2003-09-30
VIRGINIA COMMERCE BANCORP INC
filed 2003-11-12
CIK 1099305

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003
                               ------------------

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

                                       N/A
                                       ---
              (Former Name, Former Address and Former Fiscal Year,
                          If Changed Since Last Report)



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

As of November 10, 2003 the number of outstanding shares of registrant's common stock, par value $1.00 per share was: 7,849,558

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         VIRGINIA COMMERCE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                (In thousands of dollars, except per share data)

                                                                       Unaudited        Audited
                                                                      September 30,   December 31,
                                                                          2003            2002
                                                                      -------------   ------------
ASSETS
Cash and due from banks                                                  $ 17,638        $ 19,907
Securities (fair value: 2003, $166,761; 2002, $71,766)                    166,123          71,231
Federal funds sold                                                         13,859          24,071
Loans held-for-sale                                                         9,877          18,948
Loans, net of allowance for loan losses of $6,968 in 2003 and
  $5,924 in 2002                                                          614,403         516,900
Bank premises and equipment, net                                            6,376           6,517
Accrued interest receivable                                                 2,817           2,489
Other assets                                                                9,737           2,824
                                                                         --------        --------
   Total assets                                                          $840,830        $662,887
                                                                         ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS
   Non-interest bearing demand deposits                                  $125,777        $ 98,575
   Savings and interest-bearing demand deposits                           299,172         190,811
   Time deposits                                                          309,886         277,610
                                                                         --------        --------
   Total deposits                                                        $734,835        $566,996
Securities sold under agreement to repurchase and federal funds
  purchased                                                                32,779          32,081
Other borrowed funds                                                          400             400
Trust preferred capital notes                                              18,000          18,000
Accrued interest payable                                                    1,255           1,271
Other liabilities                                                           1,688           2,289
Commitments and contingencies                                                  --              --
                                                                         --------        --------
   Total liabilities                                                     $788,957        $621,037
                                                                         ========        ========
STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par, 1,000,000 shares authorized and
  un-issued                                                              $     --        $     --
Common stock, $1.00 par, 20,000,000 shares authorized, issued and
  outstanding 2003, 7,819,219; 2002, 3,739,330                              7,819           3,739
Surplus                                                                    17,624          19,623
Retained earnings                                                          26,326          17,807
Accumulated other comprehensive income                                        104             681
                                                                         --------        --------
   Total stockholders' equity                                            $ 51,873        $ 41,850
                                                                         --------        --------
   Total liabilities and stockholders' equity                            $840,830        $662,887
                                                                         ========        ========

Notes to consolidated financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                (In thousands of dollars, except per share data)
                                   (Unaudited)

                                                             Three Months Ended      Nine Months Ended
                                                                September 30,          September 30,
                                                              2003        2002        2003        2002
                                                           --------------------------------------------
INTEREST AND DIVIDEND INCOME:
    Interest and fees on loans                             $ 10,458    $  9,329    $ 30,318    $ 25,977
    Interest and dividends on investment securities:
       U.S. Treasury securities and agency obligations        1,001         690       2,523       2,077
       Other securities                                         179          94         473         275
    Interest on federal funds sold                              120         112         325         278
                                                           --------    --------    --------    --------
    Total interest and dividend income                     $ 11,758    $ 10,225    $ 33,639    $ 28,607
INTEREST EXPENSE:
    Deposits                                               $  3,255    $  3,462    $  9,728    $  9,975
    Securities sold under agreement to repurchase
       and federal funds purchased                               31          61          91         202
    Other borrowed funds                                          6         120          18         406
    Trust preferred capital notes                               204          --         630          --
                                                           --------    --------    --------    --------
    Total interest expense                                 $  3,496    $  3,643    $ 10,467    $ 10,583
                                                           --------    --------    --------    --------
NET INTEREST INCOME:                                       $  8,262    $  6,582    $ 23,172    $ 18,024
    Provision for loan losses                                   323         571       1,087       1,414
                                                           --------    --------    --------    --------
    Net interest income after provision for loan losses    $  7,939    $  6,011    $ 22,085    $ 16,610
                                                           --------    --------    --------    --------
NON-INTEREST INCOME:
    Service charges and other fees                         $    475    $    408    $  1,289    $  1,181
    Fees and net gains on loans held-for-sale                 1,892         947       4,746       2,619
    Gain (loss) on sale of securities                            --          --          --          (1)
    Other                                                        90          13         154          30
                                                           --------    --------    --------    --------
    Total non-interest income                              $  2,457    $  1,368    $  6,189    $  3,829
                                                           --------    --------    --------    --------
NON-INTEREST EXPENSE:
    Salaries and employee benefits                         $  3,322    $  2,510    $  9,398    $  7,300
    Occupancy expense                                           814         756       2,380       2,143
    Data processing expense                                     332         242         923         748
    Other operating expense                                   1,013         727       2,730       2,224
                                                           --------    --------    --------    --------
    Total non-interest expense                             $  5,481    $  4,235    $ 15,431    $ 12,415
                                                           --------    --------    --------    --------
    Income before taxes on income                          $  4,915    $  3,144    $ 12,843    $  8,024
    Provision for income taxes                                1,651       1,058       4,324       2,700
                                                           --------    --------    --------    --------
NET INCOME                                                 $  3,264    $  2,086    $  8,519    $  5,324
                                                           --------    --------    --------    --------

    Earnings per common share, basic (1)                   $   0.42    $   0.28    $   1.10    $   0.76
    Earnings per common share, diluted (1)                 $   0.38    $   0.25    $   1.00    $   0.68



(1) Adjusted to give effect to a two-for-one split in the form of a 100% stock dividend in May 2003.


Notes to consolidated financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the nine months ended September 30, 2003 and 2002
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                                                             Accumulated
                                                                                                   Other
                                              Preferred     Common              Retained   Comprehensive  Comprehensive
                                                  Stock      Stock    Surplus   Earnings   Income (loss)         Income    Total
                                              -------------------------------------------------------------------------------------
Balance, January 1, 2002                      $     --    $  2,721   $ 13,190   $ 10,138    $    171                     $ 26,220
Comprehensive Income:
  Net Income                                        --          --         --      5,324                     $  5,324       5,324
  Other comprehensive income, net of tax
     Unrealized holding gains on securities
     available-for-sale arising during the
     period (net of tax of $288)                                                                                  558
                                                                                                             --------
  Other comprehensive income, net of tax            --          --         --         --         558              558         558
                                                                                                             --------
  Total comprehensive income                        --          --         --         --          --         $  5,882          --
                                                                                                             ========
Issuance of common stock:                                                             --          --                           --
   25% stock split                                  --         680       (680)        --          --                           --
   Rights offering, net of costs of $45             --         291      6,666         --          --                        6,957
   Stock options/warrants exercised                 --          16        145         --          --                          161
Cash paid in lieu of fractional shares              --          --         --         (7)         --                           (7)
                                              ------------------------------------------------------                     --------
Balance, September 30, 2002                   $     --    $  3,708   $ 19,321   $ 15,455    $    729                     $ 39,213
                                              ========    ========   ========   ========    ========                     ========

Balance, January 1, 2003                      $     --    $  3,739   $ 19,623   $ 17,807    $    681                     $ 41,850
Comprehensive Income:
  Net Income                                        --          --         --      8,519                     $  8,519       8,519
  Other comprehensive income (loss), net
    of tax
     Unrealized holding losses on securities
     available-for-sale arising during the
     period (net of tax of $297)                                                                                 (577)
                                                                                                             --------
  Other comprehensive income (loss), net
  of tax                                            --          --         --         --        (577)            (577)       (577)
                                                                                                             --------
  Total comprehensive income                        --          --         --         --          --         $  7,942          --
                                                                                                             ========
Issuance of common stock-
  Stock options/warrants exercised                  --         186      1,895         --          --                        2,081
  100% stock split                                  --       3,894     (3,894)        --          --                           --
                                              ------------------------------------------------------                     --------
Balance, September 30, 2003                   $     --    $  7,819   $ 17,624   $ 26,326    $    104                     $ 51,873
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

                         VIRGINIA COMMERCE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                                -----------------------

                                                                                   2003          2002
                                                                                   ----          ----
     CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income                                                             $   8,519     $   5,324
         Adjustments to reconcile net income to net cash
           provided by operating activities:
              Depreciation and amortization                                           758           746
              Provision for loan losses                                             1,087         1,414
              Deferred tax benefit                                                   (414)         (511)
              Amortization of security premiums and (accretion) of discounts           (9)            2
              Loss on sale of securities available-for-sale                            --             1
              Origination of loans held-for-sale                                 (249,307)     (135,102)
              Sales of loans                                                      258,378       134,866
              Changes in other assets and other liabilities:
                 Increase in accrued interest receivable                             (328)         (150)
                 Increase in other assets                                          (6,202)          (94)
                 (Decrease) increase in other liabilities                            (618)          483
                                                                                -----------------------
                   Net Cash Provided by  Operating Activities                   $  11,864     $   6,979

     CASH FLOWS FROM INVESTING ACTIVITIES:
         Net increase in loans                                                    (98,589)      (94,314)
         Purchase of securities available-for-sale                               (118,501)      (45,694)
         Purchase of securities held-to-maturity                                  (41,143)       (4,371)
         Proceeds from sales of securities available-for-sale                          --         1,350
         Proceeds from principal payments on securities available-for-sale          6,713         4,968
         Proceeds from principal payments on securities held-to-maturity            4,104         1,724
         Proceeds from calls and maturities of securities available-for-sale       48,070        24,000
         Proceeds from calls and maturities of securities held-to-maturity          5,000           502
         Purchase of bank premises and equipment                                     (617)       (1,243)
                                                                                -----------------------
                   Net Cash (Used In) Investing Activities                      $(194,963)    $(113,078)

     CASH FLOWS FROM FINANCING ACTIVITIES:
         Net increase in deposits                                               $ 167,839     $ 140,065
         Net increase (decrease) in repurchase agreements                             698       (11,835)
         Net decrease in other borrowed funds                                          --        (3,000)
         Net proceeds from issuance of capital stock                                2,081         7,118
         Cash paid in lieu of fractional shares                                        --            (7)
                                                                                -----------------------
                   Net Cash Provided by Financing Activities                    $ 170,618     $ 132,341

                   Net (Decrease) Increase In Cash and Cash Equivalents           (12,481)       26,242

     CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                               43,978        15,155
                                                                                -----------------------
     CASH AND CASH EQUIVALENTS - END OF PERIOD                                  $  31,497     $  41,397
                                                                                =======================


Notes to consolidated financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    GENERAL

      The accompanying unaudited consolidated financial statements of Virginia Commerce Bancorp, Inc. and its subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions as of September 30, 2003 and December 31, 2002, the results of operations for the three and nine months ended September 30, 2003 and 2002, and statements of cash flows and stockholders' equity for the nine months ended September 30, 2003 and 2002.

      Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

2.    INVESTMENT SECURITIES

      Amortized cost and fair value of securities available-for-sale and held-to-maturity as of September 30, 2003 are as follows (dollars in thousands):

                                                   -------------------------------------------------------
                                                                      Gross          Gross
                                                   Amortized     Unrealized     Unrealized            Fair
                                                        Cost          Gains       (Losses)           Value
                                                   -------------------------------------------------------
AVAILABLE-FOR-SALE:
U.S. Government Agency obligations                 $ 109,012      $     583      $    (493)      $ 109,102
Domestic corporate debt obligations                    6,000              5             (5)          6,000
Obligations of states and political subdivisions       1,209             68             --           1,277
Restricted stock:
  Federal Reserve Bank                                   758             --             --             758
  Federal Home Loan Bank                               1,355             --             --           1,355
  Community Bankers' Bank                                 55             --             --              55
                                                   -------------------------------------------------------
                                                   $ 118,389      $     656      $    (498)      $ 118,547
HELD-TO-MATURITY:
U.S. Government Agency obligations                 $  39,561      $     451      $      --       $  40,012
Obligations of states and political subdivisions       7,529            158            (31)          7,656
Domestic corporate debt obligations                      486             60             --             546
                                                   -------------------------------------------------------
                                                   $  47,576      $     669      $     (31)      $  48,214
                                                   =======================================================


                         VIRGINIA COMMERCE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

    Amortized cost and fair value of securities available-for-sale and held-to-maturity as of December 31, 2002 are as follows (dollars in thousands):

                                                                                  Gross        Gross
                                                    Amortized   Unrealized   Unrealized         Fair
                                                         Cost        Gains     (Losses)        Value
                                                    -------------------------------------------------
AVAILABLE-FOR-SALE:
U.S. Government Agency obligations                    $51,679      $   982      $    --      $52,661
Obligations of states and political subdivisions        1,179           50           --        1,229
Restricted stock:
  Federal Reserve Bank                                    542           --           --          542
  Federal Home Loan Bank                                1,194           --           --        1,194
  Community Bankers' Bank                                  55           --           --           55
                                                    -------------------------------------------------
                                                      $54,649      $ 1,032      $    --      $55,681
HELD-TO-MATURITY:
U.S. Government Agency obligations                    $ 8,534      $   341      $    --      $ 8,875
Obligations of states and political subdivisions        6,534          130           --        6,664
Domestic corporate debt obligations                       482           64           --          546
                                                    -------------------------------------------------
                                                      $15,550      $   535      $    --      $16,085
                                                      ==============================================


3.       LOANS

         Major classifications of loans are summarized as follows:

                                                       September 30, 2003     December 31, 2002
                                                       ----------------------------------------
                                                               (In Thousands of Dollars)
     Commercial                                            $  62,871             $  44,559
     Real estate-one-to-four family residential               81,767                67,061
     Real estate-multi-family residential                     32,561                29,269
     Real estate-non-farm, non-residential                   299,358               265,694
     Real estate-construction                                141,404               111,333
     Consumer                                                  6,165                 6,941
                                                           ---------             ---------
       Total Loans                                           624,126               524,857
     Less unearned income                                     (2,755)               (2,033)
     Less allowance for loan losses                           (6,968)               (5,924)
                                                           ---------             ---------
       Loans, net                                          $ 614,403             $ 516,900
                                                           =========             =========


                         VIRGINIA COMMERCE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

4.    EARNINGS PER SHARE

      The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. The weighted average number of shares for the nine months ended September 30, 2003, have been adjusted to give effect to a two-for-one stock split in the form of a 100% stock dividend in May 2003.

                                                                           Nine Months Ended
                                                                           -----------------
                                                        September 30, 2003                     September 30, 2002
                                                        ------------------                     ------------------
                                                                              Per                                 Per
                                                                            Share                               Share
                                                       Shares              Amount             Shares           Amount
                                                       ------              ------             ------           ------
Basic earnings per share                            7,764,536               $1.10          6,999,798           $0.76
                                                                            -----                              -----
Effect of dilutive securities:
  Stock options                                       680,104                                555,889
  Warrants                                             33,397                                330,014
                                                    ---------                              ---------
Diluted earnings per share                          8,487,037               $1.00          7,885,701           $0.68
                                                    =========               =====          =========           =====


5.    STOCK COMPENSATION PLAN

      At September 30, 2003, the Company had a stock-based compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following illustrates the effect on net income and earnings per share for the nine months ended September 30, 2003, and 2002 had the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, been adopted.

                                                                      NINE MONTHS ENDED
----------------------------------------------------------------------------------------------------
(Dollars in thousands except per share amounts)            SEPTEMBER 30, 2003     SEPTEMBER 30, 2002
----------------------------------------------------------------------------------------------------
NET INCOME, AS REPORTED                                             $   8,519             $    5,324
Deduct: total stock-based employee compensation
 expense determined based on fair value
 method of awards, net of tax                                            (273)                  (314)
PRO FORMA NET INCOME                                                $   8,246             $    5,010
BASIC EARNINGS PER SHARE:
As reported                                                         $    1.10             $     0.76
Pro forma                                                           $    1.06             $     0.72
DILUTED EARNING PER SHARE:
As reported                                                         $    1.00             $     0.68
Pro forma                                                           $    0.97             $     0.64



      The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2003, and 2002, respectively: price volatility of 28.63% and 21.48%, risk-free interest rates of 4.02% and 5.43%, dividend rate of .04% and expected lives of 10 years.

                         VIRGINIA COMMERCE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

6.    CAPITAL REQUIREMENTS

      A comparison of the Company's and its wholly-owned subsidiary's, Virginia Commerce Bank (the "Bank") capital as of September 30, 2003 with the minimum regulatory guidelines is as follows:

                                                                Minimum              Minimum to be
                                          Actual              Guidelines          "Well-Capitalized"
                                          ------              ----------          ------------------
  Total Risk-Based Capital:
     Company                               11.41%                   8.00%                        --
     Bank                                  11.22%                   8.00%                     10.00%

  Tier 1 Risk-Based Capital:
     Company                               10.26%                   4.00%                        --
     Bank                                   7.51%                   4.00%                      6.00%

  Leverage Ratio:
      Company                               8.18%                   4.00%                        --
      Bank                                  6.11%                   4.00%                      5.00%



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

Critical Accounting Policies
----------------------------

During the quarter ended September 30, 2003 there were no changes in the Company's critical accounting policies as reflected in the last report.

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

Results of Operations
---------------------

Total assets increased $177.9 million, or 26.8%, from $662.9 million at December 31, 2002, to $840.8 million at September 30, 2003, as total deposits grew $167.8 million, or 29.6%, from $567.0 million at December 31, 2002, to $734.8 million. Other funding sources were mostly unchanged during the nine month period ended September 30, 2003.

Loans, net of allowance for loan losses, increased $97.5 million, or 18.9%, from $516.9 million at December 31, 2002, to $614.4 million at September 30, 2003, and represented 83.6% of total deposits at September 30, 2003, compared to 91.2% at December 31, 2002. The majority of loan growth occurred in non-farm, non-residential real estate loans which increased $33.7 million, or 12.7%, from $265.7 million at December 31, 2002, to $299.4 million at September 30, 2003. Real estate construction loans represented the second largest dollar increase rising $30.1 million, or 27.0%, from $111.3 million at December 31, 2002, to $141.4 million at September 30, 2003, while commercial loans rose $18.3 million, or 41.1%, from $44.6 million at December 31, 2002, to $62.9 million at September 30, 2003. One-to-four family residential real estate loans increased $14.7 million, or 21.9%, from $67.1 million at December 31, 2002, to $81.8 million at September 30, 2003. Growth in the various loan categories is reflective of the Company's emphasis on commercial real estate and single-family construction lending along with recent efforts to increase commercial lending and home equity lines-of-credit.

Loans held-for-sale, composed of one-to-four family residential real estate loans originated on a pre-sold basis to various investors, decreased $9.0 million, or 47.9%, from $18.9 million at December 31, 2002, to $9.9 million at September 30, 2003, due to greater efficiency in processing sales. Originations were up $114.2 million, or 84.5%, from $135.1 million during the nine months ended September 30, 2002, to $249.3 million during the current nine month period due to a higher level of refinancing activity. Of the $249.3 million in originations year-to-date, $194.1 million, or 77.8%, represented loans for refinance purposes. This level of activity, and the resulting fees and net gains thereon, would be expected to decline should long term interest rates, and consequently mortgage loan rates, rise.

With the increase in loans trailing deposit growth during the nine month period, investment securities increased $94.9 million, or 133.2%, from $71.2 million at December 31, 2002, to $166.1 million at September 30, 2003. With long term interest rates at historically low levels the growth in investment securities was concentrated in short-term U.S. Government Agency obligations and variable rate domestic corporate debt obligations in the available-for-sale portfolio, for most of the year. However, recent increases in long-term interest rates provided the Company with some opportunity for higher yields, and as a result approximately $30 million in U.S. Government Agency obligations were added to the held-to-maturity portfolio. The overall strategy to avoid investments on the long end of the yield curve is expected to provide the Company with greater flexibility and opportunities when interest rates rise, although it does serve to compress the Company's net interest margin over the near term.

The Bank also purchased $6 million in single premium life insurance policies late in the second quarter through three highly rated insurance carriers in order to help offset rising employee benefit costs. These policies were recorded on the balance sheet under other assets and have contributed $137 thousand in income, on an after-tax basis, year-to-date.

Deposit growth occurred in all categories with non-interest bearing demand deposits increasing $27.2 million, or 27.6%, from $98.6 million at December 31, 2002, to $125.8 million at September 30, 2003. Savings and interest-bearing demand deposits increased $108.4 million, or 56.8%, from $190.8 million to $299.2 million, and time deposits grew by $32.3 million, or 11.6%, from $277.6 million at December 31, 2002, to $309.9 million at September 30, 2003. Although the majority of the Bank's deposits are attracted from individuals and businesses in the Northern Virginia and the Metropolitan Washington, D.C. area, $15.8 million of the $32.3 million in time deposit growth was attracted from out-of-market financial institutions; however, they bear the same interest rates paid by the Bank on comparable deposits from local consumers and businesses, and those rates are generally near the top of the local market.

For the three months ended September 30, 2003 total assets increased $40.8 million, or 5.1%, from $800 million at June 30, 2003 to $840.8 million at September 30, 2003, total deposits increased $36.6 million, or 5.2%, from $698.2 million to $734.8 million, and loans, net of allowance for loans losses, grew $40.4 million, or 7.0%, from $574.0 million to $614.4 million. Investment securities also increased rising $56.3 million, or 51.2%, while fed funds sold declined by $31.6 million.

For the nine months ended September 30, 2003, net income of $8.5 million reflected an increase of 60.0% compared to $5.3 million for the nine months ended September 30, 2002, as net interest income increased $5.2 million, or 28.6%, non-interest income rose $2.4 million, or 61.6%, and non-interest expense was up $3.0 million, or 24.3%. Provisions for loan losses decreased $327 thousand from $1.4 million for nine months ended September 30, 2002, to $1.1 million for the nine months ended September 30, 2003, due to a decline in net charge-offs, a drop in the level of non-performing assets, and slightly lower third quarter loan growth. Diluted earnings per share, adjusted giving effect to a two-for-one stock split in the form of a 100% stock dividend paid May 30, 2003, of $1.00 were up $0.32, or 47.1%, from $0.68 for the comparable period in 2002. The Company's annualized return on average assets and return on average equity were 1.50% and 24.17% for the current nine month period compared to 1.26% and 23.00% for the nine months ended September 30, 2002.

For the three months ended September 30, 2003, net income of $3.3 million increased $1.2 million, or 56.5%, compared to $2.1 million for the same period in 2002 as net interest income rose $1.7 million, non-interest income increased by $1.1 million and non-interest expenses were up $1.3 million. Diluted earnings per share increased $0.13, or 52.0%, from $0.25 for the three months ended September 30, 2003, to $0.38 for the three month period ended September 30, 2003. The return on average assets and return on average equity were 1.54% and 25.80% for the three months ended September 30, 2003, compared to 1.37% and 22.85% for the same period in 2002.

Overall, while the net interest margin declined for both the three and nine month periods ended September 30, 2003, due to lower interest rates and higher liquidity levels, revenue sources continued to increase due to strong balance sheet growth and higher fees and net gains from mortgage lending operations, while increases in non-interest expense were generally limited to compensation associated with high loan production levels. As a result, the Company's efficiency ratio improved from 56.6% for the nine months ended September 30, 2002 to 52.3% for the current nine-month period.

For the nine months ended September 30, 2003, stockholders' equity increased $10.0 million, or 23.9%, with $8.5 million in earnings, $2.1 million in proceeds and tax benefits from the exercise of stock options and warrants by Company directors and officers, and a decline in other comprehensive income of $577 thousand, net of tax. On May 30, 2003, the Company recorded a two for one stock split in the form of a 100% stock dividend increasing the number of shares outstanding by 3,892,769.

Net Interest Income
-------------------

Net interest income is the excess of interest earned on loans and investments over the interest paid on deposits and borrowings. The Company's net interest income increased $5.2 million, or 28.6%, from $18.0 million for the nine months ended September 30, 2002, to $23.2 million for the nine month period ended September 30, 2003, and increased $1.7 million, or 25.5%, from $6.6 million for the three months ended September 30, 2002, to $8.3 million for the three months ended September 30, 2003. Increases for both periods were due to significant growth in earning assets as the Company's net interest margin declined from 4.44% in the third quarter of 2002 to 4.04% for the current three-month period and from 4.42% for the nine months ended September 30, 2002, to 4.24% year-to-date.

The Company's yields on earning assets and costs of interest-bearing liabilities have continued to fall along with market interest rates since early 2001. The yield on earning assets dropped eighty-eight basis points from 7.06% for the nine months ended September 30, 2002, to 6.18% for the nine months ended September 30, 2003, while the average rate paid on interest-bearing liabilities fell eighty-two basis points from 3.17% to 2.35%. For the three month period ended September 30, 2003, the yield on earning assets fell one hundred sixteen basis points to 5.77% and the cost of interest-bearing liabilities fell ninety-five basis points to 2.11%, as compared to the three month period ended September 30, 2002. Due to increases in loans and investment securities in the later part of the third quarter, and a resulting lower level of fed funds sold, the Company expects that its yield on earning assets will be slightly higher in the fourth quarter of 2003 as compared to the third quarter.

The following table shows the average balance sheets for each of the three and nine-month periods ended September 30, 2003, and 2002. In addition, the amounts of interest earned on earning assets, with related yields on a tax-equivalent basis, and interest expense on interest-bearing liabilities, with related rates, are shown. Loans placed on a non-accrual status are included in the average balances. Net loan fees and late charges included in interest income on loans totaled $522 thousand and $507 thousand for the three month period ended September 30, 2003 and 2002, respectively, and totaled $1.5 million and $1.3 million for the nine month periods.

                                           -------------------------------------------------------------------------------
                                                                    Three months ended September 30,
                                           -------------------------------------------------------------------------------
                                                          2003                                         2002
                                           -------------------------------------        ----------------------------------
                                                        Interest     Average                        Interest   Average
                                            Average     Income-       Yields            Average     Income-     Yields
         (Dollars in thousands)             Balance     Expense       /Rates            Balance     Expense     /Rates
                                           ------------------------------------        -----------------------------------
ASSETS
Securities (1)                             $131,375    $  1,180       3.72%            $ 62,996    $    784      5.14%
Loans, net of unearned income               617,821      10,458       6.62%             490,643       9,329      7.44%
Federal funds sold                           52,984         120       0.89%              26,226         112      1.66%
                                           ------------------------------------        -----------------------------------
TOTAL INTEREST-EARNING ASSETS              $802,180    $ 11,758       5.77%            $579,865    $ 10,225      6.93%

Non interest-earning assets                  35,706                                      25,276
                                           --------                                    --------
TOTAL ASSETS                               $837,886                                    $605,141
                                           ========                                    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts                             $173,408    $    646       1.48%            $ 87,974    $    485      2.19%
  Money market accounts                      90,940         331       1.44%              59,266         356      2.38%
  Savings accounts                           32,671          39       0.48%              12,347          57      1.84%
  Time deposits                             306,325       2,239       2.89%             272,344       2,564      3.74%
                                           ------------------------------------        -----------------------------------
Total interest-bearing deposits            $604,344    $  3,255       2.14%            $431,931    $  3,462      3.18%

Securities sold under agreement to
  repurchase and federal funds purchased     33,621          31       0.36%              32,336          61      0.75%
Other borrowed funds                            400           6       5.93%               8,400         120      5.54%
Trust preferred capital notes                18,000         204       4.44%                  --          --        --
                                           ------------------------------------        -----------------------------------
TOTAL INTEREST-BEARING LIABILITIES         $656,365    $  3,496       2.11%            $472,667    $  3,643      3.06%

Demand deposits and other non-interest
  bearing liabilities                       131,334                                      96,253
                                           --------                                    --------
TOTAL LIABILITIES                          $787,699                                    $568,920

Stockholders' equity                         50,187                                      36,221
                                           --------                                    --------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                     $837,886                                    $605,141
                                           ========                                    ========
Interest rate spread                                                  3.66%                                      3.87%
Net interest income and margin                         $  8,262       4.04%                        $  6,582      4.44%



(1) Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders' equity. Interest income includes the effects of taxable-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis.

                                           -------------------------------------------------------------------------------
                                                                     Nine Months Ended September 30,
                                           -------------------------------------------------------------------------------
                                                          2003                                         2002
                                           -------------------------------------        ----------------------------------
                                                        Interest     Average                        Interest   Average
                                            Average     Income-       Yields            Average     Income-     Yields
         (Dollars in thousands)             Balance     Expense       /Rates            Balance     Expense     /Rates
                                           ------------------------------------        -----------------------------------
ASSETS
Securities(1)                              $101,012    $  2,996       4.12%            $ 59,811    $  2,352      5.39%
Loans, net of unearned income               579,436      30,318       6.90%             453,968      25,977      7.55%
Federal funds sold                           40,714         325       1.05%              22,150         278      1.66%
                                           ------------------------------------        -----------------------------------
TOTAL EARNING ASSETS                       $721,162    $ 33,639       6.18%            $535,929    $ 28,607      7.06%
Non-earning assets                           37,089                                      27,344
                                           --------                                    --------
TOTAL ASSETS                               $758,251                                    $563,273
                                           ========                                    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing deposits:

  NOW accounts                             $143,052    $  1,730       1.62%            $ 86,534    $  1,378      2.13%
  Money market accounts                      91,707       1,023       1.49%              50,979         891      2.34%
  Savings accounts                           22,647         151       0.89%              15,261         159      1.40%
  Time deposits                             285,928       6,824       3.08%             248,193       7,547      4.07%
                                           ------------------------------------        -----------------------------------
Total interest-bearing deposits            $543,334    $  9,728       2.39%            $400,967    $  9,975      3.33%

Securities sold under agreement to
  repurchase and federal funds purchased     32,245          91       0.38%              34,168         202      0.79%
Other borrowed funds                            400          18       5.93%              10,605         406      5.04%
Trust preferred capital notes                18,000         630       4.62%                  --          --        --
                                           ------------------------------------        -----------------------------------
TOTAL INTEREST-BEARING LIABILITIES         $593,979    $ 10,467       2.35%            $445,740    $ 10,583      3.17%

Demand deposits and other non-interest
  bearing liabilities                       117,153                                      86,581
                                           --------                                    --------
TOTAL LIABILITIES                          $711,132                                    $532,321
Stockholders' equity                         47,119                                      30,952
                                           --------                                    --------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                     $785,251                                    $563,273
                                           ========                                    ========
Interest rate spread                                                  3.83%                                      3.89%
Net interest income and margin                         $ 23,172       4.24%                        $ 18,024      4.42%



(1) Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders' equity. Interest income includes the effects of taxable-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis.

Allowance for Loan Losses / Provision for Loan Loss Expense
-----------------------------------------------------------

The provision for loan losses is based upon management's estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. For the nine months ended September 30, 2003, net charge-offs totaled $43 thousand, or 0.01% of average loans compared to $81 thousand, or 0.02% for the same period in 2002, while the provision for loan loss expense for the nine months ended September 30, 2003, was $1.1 million compared to $1.4 million in 2002. As a result, the total allowance for loan losses increased $1.0 million, or 17.6%, from $5.9 million at December 31, 2002, to $6.9 million at September 30, 2003. The decrease in the provision for loan loss expense is reflective of the decline in net charge-offs, a decrease in identified other potential problem loans from $2.1 million at September 30, 2002, to $1.6 million at September 30, 2003, and a drop in non-performing assets and past due loans from $2.4 million at December 31, 2002 to $1.2 million at September 30, 2003. See "Risk Elements and Non-Performing Assets" below for additional information regarding changes in the level of non-performing assets.

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

The following schedule summarizes the changes in the allowance for loan losses:

                                                       Nine Months             Nine Months            Twelve Months
                                                          Ended                   Ended                   Ended
                                                   September 30, 2003      September 30, 2002       December 31, 2002
                                                  ---------------------------------------------------------------------
                                                                       (In Thousands of Dollars)
Allowance, at beginning of period                             $ 5,924                 $ 4,356                 $ 4,356
Provision charged against income                                1,087                   1,414                   1,678
Recoveries:
   Consumer loans                                                  11                      33                      40
   Commercial loans                                                 1                       4                       5
Losses charged to reserve:
   Consumer loans                                                 (25)                    (63)                    (68)
   Commercial loans                                               (30)                    (55)                    (87)
                                                              -------                 -------                 -------
Net (charge-offs) recoveries                                      (43)                    (81)                   (110)
Allowance, at end of period                                   $ 6,968                 $ 5,689                 $ 5,924
                                                              =======                 =======                 =======
Ratio of net charge-offs to average loans net
of unearned income:                                               .01%                    .02%                    .02%


Risk Elements and Non-performing Assets
---------------------------------------

Non-performing assets consist of non-accrual loans, impaired loans, restructured loans, and other real estate owned (foreclosed real properties). The total non-performing assets and loans that are ninety days or more past due and still accruing interest decreased 51.4% from $2.4 million at December 31, 2002 to $1.2 million at September 30, 2003, and decreased $235 thousand, or 16.8%, from $1.4 million at September 30, 2002. The decrease during the nine months ended September 30, 2003, was due to the payoff of a $1.0 million non-accrual loan on a single-family residential property.

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

The ratio of non-performing assets and loans past due ninety days and still accruing to total loans decreased from 0.44% at December 31, 2002, to 0.19% at September 30, 2003, and decreased from 0.28% at September 30, 2002. As noted above, the decrease in the ratio from December 31, 2002, to September 30, 2003, was due to the payoff of a $1.0 million non-accrual loan on a single-family residential property. The Company expects its ratio of non-performing assets to total loans to remain low relative to its peers; however, it could increase from its current level. This expectation of a continuing low ratio is based on identified other potential problem loans on September 30, 2003. As of September 30, 2003, there were $1.6 million of loans for which management has identified risk factors which could impair repayment in accordance with their terms, compared to $1.9 million at December 31, 2002 and $2.1 million at September 30, 2002. These loans are primarily well secured and are currently performing.

Foreclosed real properties include properties that have been substantively repossessed or acquired in complete or partial satisfaction of debt. Such properties, which are held for resale, are carried at the lower of cost or fair value, including a reduction for the estimated selling expenses, or principal balance of the related loan. As of September 30, 2003, September 30, 2002, and December 31, 2002, the Company held no foreclosed real properties.

Total non-performing assets consist of the following:

                                            September 30, 2003      September 30, 2002         December 31, 2002
                                          ---------------------------------------------------------------------------
                                                                  (In Thousands of Dollars)
Non-accrual loans                                       $  247                  $   67                    $1,943
Impaired loans                                              15                     255                       444
Troubled debt restructurings                               875                      --                        --
                                                        ------                  ------                    ------
  Total non-performing assets                           $1,137                  $  322                    $2,387
Loans past due 90 days and still
  Accruing                                                  23                   1,073                        --
  Total non-performing assets and
   loans past due 90 days and
   still accruing                                       $1,160                  $1,395                    $2,387
                                                        ======                  ======                    ======

     As a percentage of total loans                       0.19%                   0.28%                     0.44%
     As a percentage of total assets                      0.14%                   0.22%                     0.36%


Concentrations of Credit Risk
-----------------------------

At September 30, 2003, the Company had $473.3 million, or 75.8%, of total loans concentrated in commercial real estate. Commercial real estate for purposes of this discussion includes all construction loans, loans secured by multi-family residential properties and loans secured by non-farm, non-residential properties. At December 31, 2002 commercial real estate loans were $406.3 million, or 77.4%, of total loans. Total construction loans of $141.4 million at September 30, 2003, represented 22.7% of total loans, loans secured by multi-family residential properties of $32.6 million represented 5.2% of total loans, and loans secured by non-farm, non-residential properties of $299.4 million represented 48.0%.

Construction loans at September 30, 2003, included $98.7 million in loans to commercial builders on single family residential property and $14.9 million to individuals on single family residential property in the Northern Virginia market, representing 15.8% and 2.4% of total loans, respectively, and together representing 18.2% of total loans. These loans are made to a number of unrelated entities and generally have a term of twelve to eighteen months. In addition the Company had $27.8 million of construction loans on non-residential commercial property at September 30, 2003, representing 4.5% of total loans. Total construction loans of $141.4 million include $50.2 million in land acquisition and or development loans on residential property and $21.6 million in land acquisition and or development loans on commercial property, together totaling $71.8 million, or 11.5% of total loans. Adverse developments in the Northern Virginia real estate market or economy including substantial increases in mortgage interest rates, slower housing sales, and increased commercial property vacancy rates could have an adverse impact on these groups of loans and the Bank's income and financial position. At September 30, 2003, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

The ultimate collectibility of the Company's loan portfolio and the ability to realize the value of any underlying collateral, if needed, are influenced by the economic conditions of the market area as substantially all loan collateral is within the Metropolitan Washington, D.C. area. The Company's operating results are therefore closely related to the economic conditions and trends in the Metropolitan Washington, D.C. area.

Non-Interest Income
-------------------

Non-interest income increased $2.4 million, or 61.6%, from $3.8 million for the nine months ended September 30, 2002, to $6.2 million for the same period ended September 30, 2003. Fees and net gains on loans held-for-sale were the contributing factor increasing $2.1 million, or 81.2%, from $2.6 million in 2002, to $4.7 million for the nine months ended September 30, 2003, as originations increased $114.2 million, or 84.5%, from $135.1 million for the nine months ended September 30, 2002, to $249.3 million for the comparable period in 2003. Sales also increased rising $123.5 million from $134.9 million in 2002, to $258.4 million for the nine months ended September 30, 2003. These higher levels of originations and subsequent sales are attributable to both low interest rates and a strong local housing market. For the three months ended September 30, 2003 non-interest income increased $1.1 million, or 79.6%, with an increase in fees and net gains on loans held-for-sale of $945 thousand.

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

Non-Interest Expense
--------------------

For the three months ended September 30, 2003, non-interest expense increased $1.3 million or 29.4%, compared to the same period in 2002, and increased $3.0 million, or 24.3%, from $12.4 million for the nine months ended September 30, 2002, to $15.4 million for the nine months ended September 30, 2003. Salaries and benefits expense for the three and six month periods ended September 30 accounted for $812 thousand and $2.1 million, or greater than 65% of the total increases in non-interest expenses. Incentive compensation associated with increases in total loans, commissions on loans originated for sale, and staff increases due to overall growth, were the main reason for the increase in salaries and benefits expense. Commissions on loans originated for sale were $791 thousand and $1.9 million for the three and six months ended September 30, 2003, and would also be expected to decline along with any decline in the amount of loans originated for sale, and the fees and net gains thereon.

Occupancy expense, which includes rents, depreciation, and equipment/systems costs, increased $58 thousand, or 7.7%, and $237 thousand, or 11.1%, for the three and nine month periods ended September 30, 2003, while other operating expenses increased $286 thousand and $506 thousand for the three and nine months ended September 30, due to higher marketing, legal and professional services expenses. As a percentage of total revenue sources (net interest income on a tax-equivalent basis and non-interest income) non-interest expense fell from 53.1% for the three months ended September 30, 2002, to 50.9% for same period in 2003, and fell from 56.6% for the nine months ended September 30. 2002 to 52.3% for the nine months ended September 30, 2003. This reduction is a result of both increases in total revenue and on-going cost containment efforts.

Provision for Income Taxes
--------------------------

The Company's income tax provisions are adjusted for non-deductible expenses and non-taxable interest after applying the U.S. federal income tax rate of 34% on the first $10 million in income and 35% on amounts above that. Provision for income taxes totaled $2.7 million and $4.3 million for the nine months ended September 30, 2002 and 2003, respectively.

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

The Company measures total liquidity through cash and cash equivalents, securities available-for-sale, mortgage loans held-for-sale, other loans and investment securities maturing within one year, less securities pledged as collateral for repurchase agreements, public deposits and other purposes, and less any outstanding federal funds purchased. These liquidity sources increased $42.3 million, or 19.3%, from $218.8 million at December 31, 2002, to $261.1 million at September 30, 2003, as net loans, as a percentage of total deposits, declined from 91.2% at December 31, 2002, to 83.6% at September 30, 2003.

Additional sources of liquidity available to the Company include the capacity to borrow funds through established short-term lines of credit with various correspondent banks, and the Federal Home Loan Bank of Atlanta. Available funds from these liquidity sources were approximately $147.6 million and $118.8 million at September 30, 2003, and December 31, 2002, respectively. The Bank's line of credit with the Federal Home Loan Bank of Atlanta, which requires the pledging of collateral in the form of certain loans and or securities, is approximately $125.6 million of the $147.6 million total as of September 30, 2003. As of September 30, 2003 $400 thousand was outstanding on this line of credit.

Off-Balance Sheet Transactions
------------------------------

The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. The off-balance sheet transactions recognized as of September 30, 2003, and December 31, 2002, were commitments to extend credit, which include unfunded lines of credit, and standby letter of credit only.

Commitments to extend credit, which amounted to $216.8 million at September 30, 2003, and $143.1 million at December 31, 2002, represent legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At September 30, 2003, and December 31, 2002, the Company had $10.8 million and $11.3 million, respectively, in outstanding standby letters of credit.

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

The capital position of the Bank continues to meet regulatory requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios. Tier 1 capital consists of common and qualifying preferred stockholders' equity less goodwill. Total risk-based capital consists of Tier 1 capital, qualifying subordinated debt, and a portion of the allowance for loan losses. Risk-based capital ratios are calculated with reference to risk-weighted assets. The leverage ratio compares Tier 1 capital to total average assets for the most recent quarter end. The Bank's Tier 1 risk-based capital ratio was 7.51% at September 30, 2003, compared to 6.69% at December 31, 2002. The total risk-based capital ratio was 11.22% at September 30, 2003, compared to 10.33% at December 31, 2002. These ratios are in excess of the mandated minimum requirement of 4.00% and 8.00%, respectively. The Bank's leverage ratio was 6.11% at September 30, 2003, compared to 5.72% at December 31, 2002, and is also in excess of the mandated minimum requirement of 4.00%. Based on these ratios, the Bank is considered "well capitalized" under regulatory prompt corrective action guidelines. The Company's Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage ratio was 10.26%, 11.41% and 8.18%, respectively, at September 30, 2003.

During 2002, the Company continued to borrow funds under a line of credit with a correspondent bank in order to provide capital to fund growth and expansion at the Bank. At September 30, 2002, the amount outstanding under the line of credit was $8.0 million. As strong asset growth continued, the Company provided additional capital through a $7.0 million rights offering to existing stockholders in July 2002. Although the offering was successful, the Company believed that additional capital would be necessary to fund future growth. In November and December 2002 the Company formed two financing subsidiaries in order to issue $18.0 million in trust preferred securities through a private placement to unrelated parties. As the $18.0 million in proceeds were in excess of current needs, the Company repaid the total amount outstanding on its line of credit. The Company no longer maintains this line of credit.

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

Recent Accounting Pronouncements
--------------------------------

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation requires disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of the Interpretation were effective beginning January 1, 2003. Management does not anticipate that the recognition requirements of this Interpretation will have a material impact on the Company's consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This Interpretation provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a corporation's consolidated financial statements. The Interpretation requires consolidation by business enterprises of variable interest entities in cases where the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or in cases where the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity's activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and applies to previously existing entities beginning in the fourth quarter of 2003. Management is currently evaluating the applicability of FIN 46 but the adoption of this Interpretation is not expected to have a material impact on the Company's consolidated financial statements.

In April 2003, the Financial Accounting Standards Board issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts(collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003 and is not expected to have an impact on the Company's consolidated financial statements.

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

Internet Access To Company Documents
------------------------------------

The Company provides access to its SEC filings through the Bank's Web site at www.vcbonline.com. After accessing the Web site, the filings are available upon selecting "about us/stock information/financial information." Reports available include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed or furnished to the SEC.

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

One of the tools used by the Company to assess interest sensitivity on a monthly basis is the static gap analysis that measures the cumulative differences between the amounts of assets and liabilities maturing or re-pricing within various time periods. It is the Company's goal to limit the one-year cumulative difference to plus or minus 10% of total interest-earning assets in an attempt to limit changes in future net interest income from sudden changes in market interest rates. The following table shows a gap analysis reflecting the earlier of the maturity or re-pricing dates for various assets and liabilities as of September 30, 2003. At that point in time, the Company had a cumulative net liability sensitive twelve-month gap position of $17.2 million, or a negative 2.12% of total earning assets. This position would generally indicate that over a period of one-year earnings should decline slightly in a rising interest rate environment as more liabilities would re-price than assets and should increase slightly in a falling interest rate environment. Importantly, this measurement of interest rate risk sensitivity represents a static position as of a single day and is not necessarily indicative of the Company's position at any other point in time, does not take into account the sensitivity of yields and costs of specific assets and liabilities to changes in market rates, and does not take into account the specific timing of when changes to a specific asset or liability will occur. More accurate measures of interest sensitivity are provided to the Company using earnings simulation models.

At September 30, 2003                                        Interest Sensitivity Periods
                                         ---------------------------------------------------------------------
                                               Within     91 to 365    Over 1 to 5          Over
(Dollars in thousands)                        90 Days          Days          Years       5 Years         Total
                                         ---------------------------------------------------------------------
EARNING ASSETS
Securities, at amortized cost               $  48,538     $  61,805      $  28,969     $  26,653     $ 165,965
Federal funds sold                             13,859            --             --            --        13,859
Loans, held-for-sale                            9,877            --             --            --         9,877
Loans, net of unearned income                 270,220        84,523        242,026        24,602       621,371
--------------------------------------------------------------------------------------------------------------
Total earning assets                        $ 342,494     $ 146,328      $ 270,995     $  51,255     $ 811,072
--------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES
NOW accounts                                $ 164,222     $   6,169      $  16,532     $      --     $ 186,923
Money market accounts                          77,315         8,995          5,937            --        92,247
Savings accounts                                1,600         5,000         13,402            --        20,002
Time deposits                                  44,475       147,024        118,377            10       309,886
Securities sold under agreement to
  repurchase and federal funds purchased       32,779            --             --            --        32,779
Other borrowed funds                              400            --             --            --           400
                                            ------------------------------------------------------------------
Trust preferred capital notes                  18,000            --             --            --        18,000
--------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities          $ 338,791     $ 167,188      $ 154,248     $      10     $ 660,237
--------------------------------------------------------------------------------------------------------------
Cumulative maturity / interest              $   3,703     $ (17,157)     $  99,590     $ 150,835     $ 150,835
  sensitivity gap
As % of total earnings assets                    0.46%        (2.12)%        12.28%        18.60%
--------------------------------------------------------------------------------------------------------------


In order to more closely measure interest sensitivity, the Company uses earnings simulation models on a quarterly basis. These models utilize the Company's financial data and various management assumptions as to growth and earnings to forecast a base level of net interest income and earnings over a one-year period. This base level of earnings is then shocked assuming a sudden 200 basis points increase or decrease in interest rates. The most recent earnings simulation model was run based on data as of September 30, 2003, and at that time the model projected earnings would decrease by 15.25% if interest rates would immediately increase by 200 basis points and would also decrease by 2.46% if interest rates suddenly fell by 200 basis points. These results are consistent with the Company's understanding of its interest rate risk sensitivity given the gap positions discussed above and the impact that rising long-term interest rates will have on fees and net gains from loans held-for-sale, as originations would be expected to decline due to lower levels of refinancing activity.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 5.  Other Information - None

Item 6.  Exhibits and reports on Form 8-K

           a) Exhibits

   Exhibit No.        Description
   -----------        -----------

       3.1          Articles of Incorporation of Virginia Commerce Bancorp, Inc.
                    (3)

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

   Exhibit No.        Description
   -----------        -----------

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

       10.1         1998 Stock Option Plan (1)

       10.2         2003 VCBI Employee Stock Purchase Plan (4)

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

(3) Incorporated by reference to the same numbered exhibit to the Company' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.

(4) Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (No. 333-109079)

          b)  Form 8-K

On July 15, 2003, the Company filed a current report on Form 8-K, under item 5 thereof, reflecting the announcement of earnings for the period ended June 30, 2003.

On August 11, 2003, the Company filed a current report on Form 8-K, under item 5 thereof, reflecting the announcement of a correction to its level of nonperforming assets previously reported on the Form 8-K noted above which was on July 15, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 10, 2003                BY      /s/ Peter A. Converse
                                          --------------------------------------
                                        Peter A. Converse, President and Chief
                                        Executive Officer


Date:  November 10, 2003                BY     /s/ William K. Beauchesne
                                          --------------------------------------
                                        William K. Beauchesne, Treasurer and
                                        Chief Financial Officer