Form 10-K
period 2003-12-31
VIRGINIA COMMERCE BANCORP INC
filed 2004-03-15
CIK 1099305

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



 Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2003

                       Commission file number: 000-28635

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

                   5350 Lee Highway, Arlington, Virginia 22207
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                  Registrant's telephone number: 703.534.0700

           Securities registered under Section 12(b) of the Act: None

      Securities registered under Section 12(g) of the Act: Common Stock,
                                $1.00 par value

Indicate by check mark whether the registrant; (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S.S. 229.405 of this chapter) is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer.

                             Yes [x]   No [ ]

The registrant's Common Stock is traded on the Nasdaq National Market under the symbol VCBI. The aggregate market value of the approximately 4,681,084 shares of Common Stock of the registrant issued and outstanding held by nonaffiliates on June 30, 2003 was approximately $90.3 million, based on the closing sales price of $19.29 per share on that date. For purposes of this calculation the term "affiliate" refers to all directors, executive officers and 10% shareholders of the registrant.

As of the close of business on March 1, 2004, 7,932,285 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders, to be held on April 28, 2004 are incorporated by reference in part III hereof.

FORM 10-K CROSS REFERENCE OF MATERIAL INCORPORATED BY REFERENCE

The following shows the location in this Annual Report on Form 10-K or the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 2004, of the information required to be disclosed by the United States Securities and Exchange Commission Form 10-K. References to pages only are to pages in this report.

PART I   ITEM 1.    BUSINESS. See "Business" at Pages 48 through 57.

         ITEM 2.    PROPERTIES. See "Properties" at Page 57

         ITEM 3. LEGAL PROCEEDINGS. From time to time the Company is a participant in various legal proceedings incidental to its business. In the opinion of management, the liabilities (if any) resulting from such legal proceeding will not have a material effect on the financial position of the Company.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. No matter was submitted to a vote of the security holders of the Company during the fourth quarter of 2003.

PART II  ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
                    MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES. See
                    "Market Price of Stock and Dividends" at Page 20.

         ITEM 6. SELECTED FINANCIAL DATA. See "Five Year Financial Summary" at Page 3.

         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION. See "Management's Discussion and Analysis of Financial Condition and Results of Operation" at Pages 4 through 20.

         ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. See "Asset/Liability Management and Quantitative and Qualitative Disclosures About Market Risk" at Page 9.

         ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. See Consolidated Financial Statements at Pages 22 through 47.

         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. None.

         ITEM 9A. CONTROLS AND PROCEDURES. See "Controls and Procedures" at Page 57.

PART III ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. The
                    information required by Item 10 is hereby incorporated herein by reference from the material under the caption
                    "Election of Directors" contained at pages 4 through 7, and under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" at page 18, of the Proxy
                    Statement. The company has adopted a code of ethics that applies to its Chief Executive Officer and Chief Financial
                    Officer. A copy of the code of ethics will be provided to any person, without charge, upon written request directed to Lynda Cornell, Assistant to the President, Virginia Commerce
                    Bancorp, Inc., 5350 Lee Highway, Arlington, Virginia 22207.

         ITEM 11. EXECUTIVE COMPENSATION. The information required by Item 11 is hereby incorporated herein by reference from the material under the caption "Executive Officer Compensation and Certain Transactions," contained at pages 8 through 14 of the Proxy Statement.

         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS. The information required by Item 12 is hereby incorporated herein by reference from the material under the captions "Voting Securities and Principal Holders Thereof" contained at Page 3 of the Proxy Statement, and under the caption "Securities Authorized for Issuance Under Equity Compensation Plans" at page 11 of the Proxy Statement.

         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. The information required by Item 13 is hereby incorporated herein by reference from the material under the caption "Transactions with Management and Others" contained at page 12 of the Proxy Statement.

         ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES. The information required by Item 14 is hereby incorporated herein by reference from the material under the caption "Independent Certified Public Accountants" contained at page 19 of the Proxy Statement.

PART IV  ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                    8-K. See "Financial Statements, Exhibits and Reports on Form
                    8-K" at Page 58.

FIVE YEAR FINANCIAL SUMMARY

                                                          Year Ended December 31,
                                      ----------------------------------------------------------------
                                         2003         2002         2001          2000         1999
                                      -----------  -----------  -----------   ----------  ------------
                                              (Dollars in thousand, except per share amounts)
SELECTED YEAR-END BALANCES
Total assets                          $   881,124  $   662,887  $   489,511   $  371,182   $   282,575
Total stockholders' equity                 55,092       41,850       26,220       21,166        17,489
Total loans (net)                         658,364      535,848      410,950      305,717       205,171
Total deposits                            773,511      566,996      406,922      310,934       243,044

SUMMARY RESULTS OF OPERATIONS
Interest income                       $    45,968  $    38,998  $    33,897   $   26,776   $    18,851
Interest expense                           13,893       14,128       15,991       12,861         8,679
  Net interest income                 $    32,075  $    24,870  $    17,906   $   13,915   $    10,172
Provision for loan losses                   1,575        1,678        1,572          947           480
  Net interest income after
  provision for loan losses           $    30,500  $    23,192  $    16,334   $   12,968   $     9,692
Non-interest income                         7,746        5,593        4,704        2,599         1,999
Non-interest expense                       20,820       17,217       13,982       10,636         8,397
   Income before taxes                $    17,426  $    11,568  $     7,056   $    4,931   $     3,294
Income tax expense                          5,880        3,892        2,391        1,681         1,128
  Net income                          $    11,546  $     7,676  $     4,665   $    3,250   $     2,166

PER SHARE DATA (1)
Net income, basic                     $      1.48  $      1.08  $      0.69   $     0.48   $      0.32
Net income, diluted                   $      1.36  $      0.96  $      0.63   $     0.45   $      0.30
Book value                            $      7.01  $      5.60  $      3.86   $     3.13   $      2.59
Average number of shares outstanding    7,786,755    7,119,494    6,778,378    6,766,796     6,762,750

GROWTH AND SIGNIFICANT RATIOS
% Change in net income                      50.42%       64.54%       43.54%       50.06%        44.04%
% Change in assets                          32.92%       35.42%       31.88%       31.36%        27.03%
% Change in loans                           22.86%       30.39%       34.42%       49.01%        37.29%
% Change in deposits                        36.42%       39.34%       30.87%       27.93%        28.77%
% Change in equity                          31.64%       59.61%       23.88%       21.02%        10.47%
Equity to asset ratio                        6.25%        6.31%        5.36%        5.70%         6.19%
Return on average assets                     1.47%        1.32%        1.05%        1.00%         0.87%
Return on average equity                    23.71%       23.06%       19.37%       17.04%        13.03%
Average equity to average assets             6.21%        5.71%        5.44%        5.87%         6.65%
Efficiency ratio (2)                        52.17%       56.52%       61.84%       64.41%        68.89%


(1) Adjusted for all years presented giving retroactive effect to a 10% stock restructuring in 1999, a 10% stock dividend in 2000, five-for-four stock splits in the form of 25% stock dividends in 2001and 2002, and a two-for-one split in the form of a 100% stock dividend in 2003.
(2) Computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income, net of securities gains or losses. This is a non-GAAP financial measure, which we believe provides investors with important information regarding our operational efficiency. Comparison of our efficiency ratio with those of other companies may not be possible, because other companies may calculate the efficiency ratio differently.

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

NON-GAAP PRESENTATIONS

This management's discussion and analysis refers to the efficiency ratio, which is computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income. This is a non-GAAP financial measure that we believe provides investors with important information regarding our operational efficiency. Comparison of our efficiency ratio with those of other companies may not be possible because other companies may calculate the efficiency ratio differently. The Company, in referring to its net income, is referring to income under accounting principals generally accepted in the United States, or "GAAP".

GENERAL

The following presents management's discussion and analysis of the consolidated financial condition and results of operations of Virginia Commerce Bancorp, Inc. and subsidiaries (the "Company") as of the dates and for the periods indicated. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto, and other financial data appearing elsewhere in this report. The Company is the parent bank holding company for Virginia Commerce Bank (the "Bank"), a Virginia state-chartered bank that commenced operations in May 1988. The Bank pursues a traditional community banking strategy, offering a full range of business and consumer banking services through thirteen branch offices, two residential mortgage offices and one investment services office.

Headquartered in Arlington, Virginia, Virginia Commerce serves the Northern Virginia suburbs of Washington, D.C., including Arlington, Fairfax and Prince William Counties and the cities of Alexandria, Falls Church and Manassas. Its service area also covers, to a lesser extent, Washington, D.C. and the nearby Maryland counties of Montgomery and Prince Georges. The Bank's customer base includes small-to-medium size businesses including firms that have contracts with the U.S. government, associations, retailers and industrial businesses, professionals and their firms, business executives, investors and consumers. Additionally, the Bank has strong market niches in commercial real estate, construction and residential mortgage lending.

CRITICAL ACCOUNTING POLICIES

During the year ended December 31, 2003 there were no changes in the Company's critical accounting policies as reflected in the last report.

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

Our allowance for loan losses has three basic components: the specific allowance, the formula allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The specific allowance is used to individually allocate an allowance for loans identified as impaired. Impairment testing includes consideration of the borrower's overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral. These factors are combined to estimate the probability and severity of inherent losses. When impairment is identified, then a specific reserve is established based on the Company's calculation of the loss embedded in the individual loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment. The formula allowance is used for estimating the loss on internally risk rated loans exclusive of those identified as impaired. The loans meeting the criteria for special mention, substandard, doubtful and loss, as well as impaired loans are segregated from performing loans within the portfolio. Internally classified loans are then grouped by loan type (commercial, commercial real estate, commercial construction, residential real estate, residential construction or installment). Each loan type is assigned an allowance factor based on management's estimate of the associated risk, complexity and size of the individual loans within the particular loan category. Classified loans are assigned a higher allowance factor than non-rated loans due to management's concerns regarding collectibility or management's knowledge of particular elements surrounding the borrower. Allowance factors grow with the worsening of the internal risk rating. The unallocated formula is used to estimate the loss of non-classified loans and loans identified for impairment testing for which no impairment was identified. These un-criticized loans are also segregated by loan type and allowance factors are assigned by management based on delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of management, national and local economic trends, concentrations of credit, quality of the loan review system and the effect of external factors (i.e. competition and regulatory requirements). The factors assigned differ by loan type. The unallocated allowance captures losses whose impact on the portfolio has occurred but has yet to be recognized in either the formula or specific allowance. Allowance factors and the overall size of the allowance may change from period to period based on management's assessment of the factors described above and the relative weights given to each factor. For further information regarding the allowance for loan losses see Notes 1 and 4 to the Consolidated Financial Statements and the discussion under the caption "Asset Quality - Provision and Allowance for Loan Losses" at page 12.

OVERVIEW

In 2003, the Company continued to experience significant growth in total assets, loans, deposits and net income. Total assets increased $218.2 million, or 32.9%, from $662.9 million at December 31, 2002, to $881.1 million at December 31, 2003. Loans, including loans held-for-sale, net of allowance for loan losses, increased $122.6 million, or 22.9%, from $535.8 million at December 31, 2002, to $658.4 million at December 31, 2003. Total deposits increased $206.5 million, or 36.4%, from $567.0 million at December 31, 2002, to $773.5 million and net income increased $3.8 million, or 50.4%, from $7.7 million for the fiscal year ended December 31, 2002, to $11.5 million in 2003. In 2002, total assets increased 35.4% from $489.5 million at December 31, 2001, to $662.9 million at December 31, 2002, loans increased 30.4% from $410.9 million to $535.8 million and deposits grew 39.3% from $406.9 million at December 31, 2002, to $567.0 million. Net income in 2002 was up $3.0 million, or 64.5% from $4.7 million in 2001 to $7.7 million.

As noted, the Company achieved significant growth in loans in 2003 with loans, net of allowance for loan losses, increasing $122.6 million, or 22.9%, from $535.8 million at December 31, 2002, to an outstanding balance of $658.4 million at December 31, 2003. The majority of loan growth occurred in real estate mortgage loans, which rose $66.9 million, or 17.6%, from $381.0 million at December 31, 2002, to $447.9 million at December 31, 2003. Real estate construction loans represented the second largest dollar increase rising $42.1 million, or 37.8%, from $111.3 million at December 31, 2002, to $153.4 million, while a greater emphasis by the Company on commercial lending contributed to a record level increase in commercial loans with total commercial loans increasing $16.6 million, or 37.3%, from $44.6 million at December 31, 2002, to $61.2 million at December 31, 2003. Loan growth in 2002 was similar in dollar size to what was achieved in 2003, with loans, net of the allowance for loan losses, increasing $124.9 million from $410.9 million at December 31, 2001, to $535.8 million at December 31, 2002. Growth by category was similar in order with real estate mortgage loans increasing $105.8 million, real estate construction loans increasing by $16.9 million and commercial loans rising $5.4 million.

Deposit growth in 2003 of $206.5 million included a $21.2 million, or 21.5%, increase in non-interest-bearing demand deposits from $98.6 million at December 31, 2002, to $119.8 million at December 31, 2003, a $149.3 million, or 78.3%, increase in savings and interest-bearing demand deposits from $190.8 million at December 31, 2002, to $340.1 million and a $36.0 million, or 13.0%, increase in time deposits from $277.6 million at December 31, 2002, to $313.6 million at December 31, 2003. In 2002, deposit growth included a $32.1 million increase in non-interest-bearing demand deposits, a $58.0 million increase in savings and interest-bearing demand deposits, and a $69.9 million increase in time deposits. The majority of the Bank's deposits are attracted from individuals and businesses in the Northern Virginia and the Metropolitan, Washington DC area.

While the Bank experienced strong growth in deposits other borrowed money and repurchase agreements declined. Repurchase agreements, which are provided to numerous demand deposit customers of the Bank, fell $1.2 million, or 3.7%, from $32.1 million at December 31, 2002, to $30.9 million at December 31, 2003. Other borrowed money, which represented an outstanding balance on the Bank's line of credit with the Federal Home Loan Bank of Atlanta as of December 31, 2002 for $400 thousand, was paid off in 2003. In 2002, repurchase agreements fell $10.4 million, or 24.4%, from $42.5 million at December 31, 2001, to $32.1 million at December 31, 2002, and other borrowed money of $11.4 million at December 31, 2001 was reduced in 2002 by $11.0 million as the Company paid off its line of credit with a correspondent bank that was used to supplement the Bank's capital position. This pay off of the Company's line of credit was made possible with the Company's successful completion of a $7.0 million rights offering in July 2002 and its issuance of $18.0 million in trust preferred securities in the fourth quarter of 2002.

As the growth in loans in 2003 trailed deposit growth by $83.9 million, investment securities, which are generally maintained as additional liquidity sources and for various collateral needs, increased $78.0 million, or 109.5%, from $71.2 million at December 31, 2002, to $149.2 million at December 31, 2003. Growth was concentrated in short-term U.S. Government Agency obligations and variable rate domestic corporate debt obligations in the available-for-sale portfolio; however, at times during the year increases in long-term interest rates and higher levels of liquidity provided the Company with some opportunity for higher yields, and as a result approximately $30 million in seven to fifteen year U.S. Government Agency obligations were added to the held-to-maturity portfolio. The Bank generally avoided long-term investments in 2003 due to historically low interest rates and its desire to maintain a low level of interest rate risk to provide greater flexibility and opportunities when interest rates rise. In 2002, investment securities increased $18.2 million, or 34.4%, from $53.0 million at December 31, 2001, to $71.2 million at December 31, 2002. The Bank also purchased $6.0 million in single premium bank-owned life insurance policies in May 2003 through three highly rated carriers in order to help offset the rising cost of employee health care benefits. These policies were recorded on the balance sheet under other assets and contributed $178 thousand in non-interest income in 2003, on an after-tax basis.

For the year ended December 31, 2003, the Company achieved record earnings of $11.5 million, an increase of 50.4% compared to earnings of $7.7 million for the prior fiscal year as net interest income increased $7.2 million, or 29.0%, from $24.9 million in 2002, to $32.1 million in 2003, non-interest income rose $2.1 million, or 38.5%, from $5.6 million in 2002, to $7.7 million and non-interest expense was up 20.9% from $17.2 million in 2002, to $20.8 million in 2003. As a result, the Company's efficiency ratio, as defined, improved from 56.5% for the year ended December 31, 2002, to 52.2% in 2003. In 2002, earnings of $7.7 million increased $3.0 million, or 64.5%, compared to earnings of $4.7 million in 2001 as net interest income increased $7.0 million, or 38.9%, non-interest income rose $889 thousand and non-interest expense increased $3.2 million, or 23.1%. In 2001 the Company achieved earnings of $4.7 million, an increase of 43.5% compared to earnings of $3.3 million in 2000. On a diluted per share basis earnings were $1.35, $0.96, and $0.63 in 2003, 2002, and 2001, respectively. The Company's return on average assets was 1.47% for 2003, as compared to 1.32% in 2002 and 1.05% in 2001. Return on average equity increased to 23.71% in 2003, as compared to 23.06% in 2002, and 19.37% in 2001.

Stockholders' equity increased $13.2 million, or 31.6%, from $41.8 million at December 31, 2002, to $55.1 million at December 31, 2003, on earnings of $11.5 million, $2.4 million in proceeds and tax benefits from both the exercise of stock options and warrants by Company directors and officers and the purchase of stock by Company employees under an

Employee Stock Purchase Plan, and a decline in other comprehensive income of $694 thousand, net of tax. In 2002, stockholders' equity grew $15.7 million from $26.2 million at December 31, 2001, to $41.9 million at December 31, 2002, with earnings of $7.7 million, $7.0 million in net proceeds from a rights offering in July 2003, $493 thousand from the exercise of stock options and warrants by Company directors and officers and a $510 thousand increase in other comprehensive income, net of tax. The total number of common shares outstanding increased in 2003 by 4,120,961with 3,893,185 shares issued due to a two-for-one stock split in the form of a one hundred percent stock dividend in April 2003, 219,343 shares issued as a result of the exercise of stock options and warrants by Company directors and officers and 8,433 shares issued to employees under the Company's Employee Stock Purchase Plan adopted in September 2003.

NET INTEREST INCOME

Net interest income is the excess of interest earned on loans and investments over the interest paid on deposits and borrowings. The Company's net interest income increased $7.2 million, or 29.0%, from $24.9 million in 2002, to $32.1 million in 2003, with an increase of $7.7 million in net interest income due to growth in earning assets and a decline in net interest income of $462 thousand due to an eighteen basis point drop in the net interest margin from 4.48% in 2002 to 4.30%. In 2002, net interest income increased $7.0 million, or 38.9%, from $17.9 million in 2001, to $24.9 million in 2002, with $6.2 million of the increase attributable to growth in earning assets and $794 thousand due to a twenty-five basis point increase in the net interest margin from 4.23% in 2001 to 4.48% in 2002. In 2001 net interest income increased $4.0 million, or 28.7%, from $13.9 million in 2000 to $17.9 million in 2001.

Since January 2001, the Federal Reserve has reduced the fed funds target rate by over five hundred basis points with its last reduction in June 2003 to a current level of 1.00%. Along with these reductions came a similar decline in the prime lending rate, to which the majority of the Company's interest rates on loans are tied, and significantly lower rates on treasuries, affecting the Bank's investment securities portfolio. As a result the Company's average yield on loans has steadily declined from 8.50% in 2001, to 6.89% in 2003, and its yield on investment securities has fallen from 6.07% in 2001, to 3.98% in 2003. Consequently the Company's yield on earnings assets fell ninety-nine basis points in 2002, from 8.01% in 2001, to 7.02%, and it fell eighty-six basis points in 2003, from 7.02% in 2002, to 6.16% in 2003. On the other side, the cost of liabilities fell more significantly in 2002, falling one hundred and forty-one basis points from 4.48% in 2001, to 3.07% in 2002, and slightly less in 2003, falling eighty-two basis points from 3.07% in 2002, to 2.25% in 2003. As a result the Company's net interest margin on earning assets increased in 2002 from 4.23% to 4.48% and declined in 2003 from 4.48% to 4.30%. With expectations that interest rates will remain low, at least in the first half of 2004, the Company expects no significant improvement in its net interest margin over the near term and may instead be slightly lower in the beginning of 2004 due to a decline in the net interest margin in the fourth quarter of 2003 to 4.21%.

TABLE 1: AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

The following table shows the average balance sheets for each of the years ended December 31, 2003, 2002, and 2001. In addition, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, are shown. Loans placed on a non-accrual status are included in the average balances. Net loan fees and late charges included in interest income on loans totaled $2.1million, $1.6 million and $1.1 million for 2003, 2002, and 2001, respectively.


                                                     2003                           2002                           2001
                                       ------------------------------ ------------------------------ ------------------------------
                                                  Interest   Average             Interest   Average             Interest   Average
                                        Average   Income-    Yields    Average   Income-    Yields    Average   Income-    Yields
(Dollars in thousands)                  Balance   Expense    /Rates    Balance   Expense    /Rates    Balance   Expense    /Rates
                                       ------------------------------ ------------------------------ ------------------------------
ASSETS
Securities (1)                         $115,995    $ 4,526     3.98%  $ 61,986    $ 3,152     5.16%  $ 58,125    $ 3,527     6.07%
Loans, net of unearned income           595,816     41,065     6.89%   471,924     35,491     7.52%   349,586     29,720     8.50%
Federal funds sold                       36,018        377     1.05%    22,165        355     1.60%    15,310        650     4.24%
                                       ------------------------------ ------------------------------ ------------------------------
TOTAL INTEREST-EARNING ASSETS          $747,829    $45,968     6.16%  $556,075    $38,998     7.02%  $423,021   $ 33,897     8.01%
                                       ------------------------------ ------------------------------ ------------------------------
Other assets                             35,754                         27,235                         19,630
                                       ------------------------------ ------------------------------ ------------------------------
TOTAL ASSETS                           $783,583                       $583,310                       $442,651
                                       ============================== ============================== ==============================
LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing deposits
    NOW accounts                       $157,958    $ 2,415     1.53%  $ 89,756    $ 1,847     2.06%  $ 72,231    $ 2,189     3.03%
    Money market accounts                85,418      1,354     1.59%    54,144      1,213     2.24%    37,970      1,253     3.30%
    Savings accounts                     22,136        180     0.81%    16,131        220     1.36%    13,265        318     2.40%
    Time deposits                       299,752      8,965     2.99%   255,875     10,061     3.93%   188,968     10,734     5.68%
                                       ------------------------------ ------------------------------ ------------------------------
Total interest-bearing deposits        $565,264    $12,914     2.28%  $415,906    $13,341     3.21%  $312,434    $14,494     4.64%
                                       ------------------------------ ------------------------------ ------------------------------
Securities sold under agreement
to repurchase and federal
funds purchased                          32,963        123     0.37%    33,791        245     0.73%    35,851        976     2.72%
                                       ------------------------------ ------------------------------ ------------------------------
Other borrowed funds                        351         21     5.98%    10,109        497     4.91%     8,770        521     5.94%
                                       ------------------------------ ------------------------------ ------------------------------
Trust preferred capital notes            18,000        835     4.64%       929         45     4.78%        --         --        --
                                       ------------------------------ ------------------------------ ------------------------------
TOTAL INTEREST-BEARING LIABILITIES     $616,578    $13,893     2.25%  $460,735    $14,128     3.07%  $357,055    $15,991     4.48%
                                       ------------------------------ ------------------------------ ------------------------------
Demand deposits and other liabilities   118,313                         89,293                         61,515
                                       ------------------------------ ------------------------------ ------------------------------
TOTAL LIABILITIES                      $734,891                       $550,028                       $418,570
                                       ------------------------------ ------------------------------ ------------------------------
Stockholders' equity                     48,692                         33,282                         24,081
                                       ------------------------------ ------------------------------ ------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                 $783,583                       $583,310                       $442,651
                                       ============================== ============================== ==============================
Interest rate spread                                           3.91%                          3.95%                          3.53%

NET INTEREST INCOME AND MARGIN                     $32,075     4.30%              $24,870     4.48%              $17,906     4.23%
                                       ============================== ============================== ==============================

(1) Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders' equity. Average yields on securities are stated on a tax equivalent basis, using a 34% rate.

TABLE 2: RATE-VOLUME VARIANCE ANALYSIS

Interest income and expense are affected by changes in interest rates, by changes in the volumes of earning assets and interest-bearing liabilities, and by changes in the mix of these assets and liabilities. The following analysis shows the year-to-year changes in the components of net interest income.


                                              2003 COMPARED TO 2002                  2002 COMPARED TO 2001
                                       ---------------------------------      ---------------------------------
                                        Increase/(Decrease)                    Increase/(Decrease)
                                              Due to           Total              Due to Total
                                       ---------------------  Increase/       ---------------------  Increase/
(Dollars in thousands)                  Volume        Rate   (Decrease)        Volume        Rate   (Decrease)
                                       ---------------------------------      ---------------------------------
INTEREST INCOME
Loans                                   $ 8,539     $ (2,965)  $ 5,574         $ 9,200     $ (3,429)  $ 5,771
Securities                                2,108         (734)    1,374             196         (571)     (375)
Federal funds sold                          145         (123)       22             110         (405)     (295)
                                       ---------------------------------      ---------------------------------
Total interest income                   $10,792     $ (3,822)  $ 6,970         $ 9,506     $ (4,405)  $ 5,101
                                       ---------------------------------      ---------------------------------
INTEREST EXPENSE
Interest-bearing deposits:
   NOW accounts                         $ 1,043     $   (475)  $   568         $   361     $   (703)  $  (342)
   Money market accounts                    496         (355)      141             362         (402)      (40)
   Savings accounts                          49          (89)      (40)             39         (137)      (98)
   Time deposits                          1,328       (2,424)   (1,096)          2,480       (3,153)     (673)
                                       ---------------------------------      ---------------------------------
Total interest-bearing deposits         $ 2,916     $ (3,343)  $  (427)        $ 3,242     $ (4,395)  $ (1,153)
Securities sold under agreement to
  repurchase and federal funds
purchased                                   (3)         (119)     (122)            (15)        (716)     (731)
Other borrowed funds                      (579)          103      (476)             64          (88)      (24)
Trust preferred capital notes               791           (1)      790              45           --        45
                                       ---------------------------------      ---------------------------------
Total interest expense                  $ 3,125     $ (3,360)  $  (235)        $ 3,336     $ (5,199)  $ (1,863)
                                       ---------------------------------      ---------------------------------
CHANGE IN NET INTEREST INCOME           $ 7,667     $   (462)  $ 7,205         $ 6,170        $ 794    $6,964
                                       =================================      =================================

ASSET/LIABILITY MANAGEMENT AND QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the Company is exposed to market risk, or interest rate risk, as its net income is largely dependent on its net interest income. Market risk is managed by the Company's Asset/Liability Management Committee that formulates and monitors the performance of the Company based on established levels of market risk as dictated by policy. In setting tolerance levels, or limits on market risk, the Committee considers the impact on earnings and capital, the level and general direction of interest rates, liquidity, local economic conditions and other factors. Interest rate risk, or interest sensitivity, can be defined as the amount of forecasted net interest income that may be gained or lost due to favorable or unfavorable movements in interest rates. Interest rate risk, or sensitivity, arises when the maturity or repricing of interest-bearing assets differs from the maturing or repricing of interest-bearing liabilities and as a result of the difference between total interest-bearing assets and interest-bearing liabilities. The Company seeks to manage interest rate sensitivity while enhancing net interest income by periodically adjusting this asset/liability position.

One of the tools used by the Company to assess interest sensitivity on a monthly basis is the static gap analysis that measures the cumulative differences between the amounts of assets and liabilities maturing or repricing within various time periods. It is the Company's goal to limit the one-year cumulative difference to plus or minus 10% of total interest-earning assets in an attempt to limit changes in future net interest income from sudden changes in market interest rates. A gap analysis is shown in Table 3 below, and reflects the earlier of the maturity or repricing dates for various assets and liabilities as of December 31, 2003. At that point in time, the Company had a cumulative net asset sensitive twelve-month gap position of $3.9 million, or a positive 0.46% of total interest-earning assets.

This position would generally indicate that over a period of one-year earnings should rise in a rising interest rate environment as more assets would reprice than liabilities and should decline in a falling interest rate environment. Importantly, this measurement of interest rate risk sensitivity represents a static position as of a single day and is not necessarily indicative of the Company's position at any other point in time, does not take into account the sensitivity of yields and costs of specific assets and liabilities to changes in market rates, and it does not take into account the specific timing of when changes to a specific asset or liability will occur. More accurate measures of interest sensitivity are provided to the Company using earnings simulation models.

TABLE 3: INTEREST SENSITIVITY-GAP ANALYSIS


At December 31, 2003                                               INTEREST SENSITIVITY PERIODS
                                             ------------------------------------------------------------------
                                                Within       91 to 365      Over 1 to      Over 5
(Dollars in thousands)                          90 Days         Days         5 Years       Years       Total
                                             ------------------------------------------------------------------
INTEREST EARNING ASSETS
Securities, at amortized cost                  $ 59,969       $ 37,042       $ 26,923    $ 25,331    $149,265
Federal funds sold                               31,622             --             --          --      31,622
Loans, net of unearned income                   288,779         95,153        258,264      23,625     665,821
                                             ------------------------------------------------------------------
Total interest earning assets                  $380,370       $132,195       $285,187    $ 48,956    $846,708
                                             ------------------------------------------------------------------
INTEREST-BEARING LIABILITIES
NOW accounts                                   $ 92,357       $ 79,218       $ 37,222    $     --    $208,797
Money market accounts                            49,946         46,620         15,407          --     111,973
Savings accounts                                  1,548          4,838         12,966          --      19,352
Time deposits                                    58,507        126,708        128,379          10     313,604
Securities sold under agreement to               30,887             --             --          --      30,887
 repurchase and federal funds purchased
Trust preferred capital notes                        --         18,000             --          --      18,000
                                             ------------------------------------------------------------------
Total interest-bearing liabilities             $233,245       $275,384       $193,974    $     10    $702,613
                                             ------------------------------------------------------------------
CUMULATIVE MATURITY / INTEREST SENSITIVITY
GAP                                            $147,125       $  3,936       $ 95,149    $144,095    $144,095
As % of total earnings assets                     17.38%          0.46%         11.24%      17.02%
                                             ==================================================================

In order to more closely measure interest sensitivity, the Company uses earnings simulation models on a quarterly basis. These models utilize the Company's financial data and various management assumptions as to growth and earnings to forecast a base level of net interest income and earnings over a one-year period. This base level of earnings is then shocked assuming a sudden 200 basis points increase or decrease in interest rates. At December 31, 2003, even though the Company's GAP analysis reflected an asset sensitive position within twelve months, the earnings model projected that forecasted net income would decrease by 14.6% if interest rates would immediately rise by 200 basis points. This is due to $82.5 million in callable U.S. Government Agency securities, slotted on the above GAP analysis as repricing within one-year, which would not reprice upward as they would not be called if interest rates suddenly rose 200 basis points, and projected declines in the level of fees and net gains on loans originated-for-sale. If rates were to immediately fall by 200 basis points, the model projected a slight increase in net income of 0.7%. The Company has set a limit on this measurement of interest sensitivity to a maximum decline in earnings of 20%. Since the earnings model uses numerous assumptions regarding the effect of changes in interest rates on the timing and extent of repricing characteristics, future cash flows and customer behavior, the model cannot precisely estimate net income and the effect on net income from sudden changes in interest rates. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

NON-INTEREST INCOME

Non-interest income increased $2.1 million, or 38.5%, from $5.6 million in 2002, to $7.7 million in 2003, and increased $889 thousand, or 18.9%, from $4.7 million in 2001, to $5.6 million in 2002. In 2001, non-interest income increased $2.1 million, or 81.0%, from $2.6 million in 2000 to $4.7 million. Fees and net gains on mortgage loans held-for-sale have accounted for the majority of the increases over the years as lower interest rates and a strong local housing market pushed production levels to new highs. In 2003, fees and net gains on mortgage loans held-for-sale increased $1.8 million, or 44.6%, from $3.9 million in 2002, to $5.7 million and in 2002 they increased $541 thousand, or 16.0%, from $3.4 million in 2001, to $3.9 million. In 2001, fees and net gains on mortgage loans held-for-sale increased $1.8 million, or 113.1%, from $1.6 million in 2000, to $3.4 million in 2001.

The Company's mortgage lending activities began in 1999 and in that first year of operation originated $73.7 million in mortgages for sale. In 2000, results were similar with $79.8 million in originations. In 2001 and 2002 as mortgage rates began to fall, refinancing and home purchases increased significantly with refinancing activity hitting record levels. As a result, mortgages originated for sale increased to $180.7 million in 2001, $207.8 million in 2002 and a to an even higher level of $287.8 million in 2003. Adverse changes in the local real estate market, consumer confidence, and interest rates could adversely impact the level of loans originated for sale, and the resulting fees and earnings thereon. The Company anticipates that due to a slow down in refinancing activity in the fourth quarter of 2003 and the possibility of higher interest rates, its fees and net gains on mortgage loans originated for sale may be much lower in 2004.

Service charges and other fees, which include monthly deposit account maintenance charges, overdraft fees, ATM fees and charges, safe deposit box rents, merchant discount fee income, lock box service fees, and non-deposit investment services commissions increased $181 thousand, or 11.1%, from slightly over $1.6 million in 2002, to just over $1.8 million in 2003. In 2002, service charges and other fees increased $359 thousand, or 28.3%, from slightly under $1.3 million in 2001 to $1.6 million and in 2001, they increased $291 thousand, or 29.7%, from $980 thousand in 2000, to $1.3 million.

The increases in 2001 and 2002 were a result of lower interest rates that pushed down earnings credits on customer demand deposit accounts and consequently increased the level of service charges actually charged. As this decline in the earnings credit stabilized in 2003 the incremental increases in charges slowed. The Company continues to seek to improve non-interest income having added non-deposit investment services, through a third party arrangement in 2002. These activities provided $14 thousand in income in 2002, and $202 thousand in 2003. It is expected that the amount of commissions will continue to increase, although there can be no assurance.

Other non-interest income increased $221 thousand, or 502.3%, from $44 thousand in 2002 to $265 thousand in 2003 due to the purchase of $6 million in Bank owned life insurance policies in May 2003. These polices which are recorded on the Company's balance sheet under other assets, contributed $178 thousand of the $221 thousand increase in other non-interest income. The Company does not anticipate additional purchases of this insurance in 2004.

NON-INTEREST EXPENSE

Non-interest expense increased $3.6 million, or 20.9%, from $17.2 million in 2002, to $20.8 million in 2003, and increased $3.2 million, or 23.1%, from $14.0 million in 2001 to $17.2 million in 2002. In 2001, non-interest expense was up $3.3 million, or 31.5%, from $10.6 million in 2000 to $14.0 million. Salaries and benefits accounted for $2.4 million, or 66.7%, of the total increase in non-interest expense in 2003, $2.0 million, or 62.7%, in 2002, and $2.3 million, or 69.3% in 2001. Commissions and incentive compensation associated with the significant increases in total loans and loans originated for sale were the main reason for these increases in salaries and benefits expense over the past three years. Also contributing to increased compensation expenses were other staff increases due to overall growth and branch expansion. The Company anticipates a lesser increase in salaries and benefits expense in 2004 with the expectation of lower levels of commissions on mortgage loans originated-for-sale.

Occupancy expenses, which include rents, depreciation, maintenance on buildings, leaseholds and equipment, increased $275 thousand, or 9.4%, from $2.9 million in 2002, to $3.2 million in 2003, and increased $578 thousand, or 24.7%, from $2.3 million in 2001 to $2.9 million in 2002. In 2001, occupancy expense was up $391 thousand, or 20.1%. The increases in 2001 and 2002 were due to the opening of the Bank's twelve and thirteenth branch locations along with additional facilities for the Company's operations department due to growth. In 2003, increased expense was due to general maintenance and higher levels of depreciation associated with computer systems expansion.

Data processing expense increased $160 thousand, or 14.8%, from $1.1 million in 2002 to just over $1.2 million in 2003, and increased $177 thousand, or 19.6%, in 2002 and $152 thousand, or 20.3% in 2001. Increases were due to growth in total loans and deposits along with added services, such as Internet banking.

Other operating expenses, which include advertising and public relations expenses, bank franchise taxes, legal and professional fees, supplies and postage, increased $765 thousand, or 25.0%, from $3.1 million in 2002, to $3.8 million in 2003, and increased $451 thousand, or 17.3%, from $2.6 million in 2001 to $3.1 million in 2002. In 2001, other operating expenses increased $485 thousand, or 22.8%. The increase over the years is due to overall growth and in 2003 due to expanded amounts of advertising and public relations expenses. Other non-interest expenses to which the

Company is not currently subject, such as deposit insurance premiums, which may be incurred in the future, could have an adverse affect on earnings and results of operations in future periods.

INCOME TAXES

The Company's income tax provisions are adjusted for non-deductible expenses and non-taxable interest after applying the U.S. federal income tax rate of 34% on the Company's first $10 million in pre-tax earnings and 35% for amounts in excess of $10 million. The provision for income taxes totaled $5.9 million, $3.9 million, $2.4 million, for the years ended December 31, 2003, 2002, and 2001, respectively. The effects of non-deductible expenses and non-taxable interest on the Company's income tax provisions are minimal.

ASSET QUALITY - PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is based upon management's estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. In 2003, net charge-offs totaled $42 thousand compared to $110 thousand and $19 thousand in 2002 and 2001, respectively. The provision for loan loss expense in 2003 was $1.6 million compared to $1.7 million in 2002 and $1.6 million in 2001. The total allowance for loan losses of $7.5 million at December 31, 2003 increased 25.9% from $5.9 million at December 31, 2002, and increased 36.0% from $4.4 million at December 31, 2001 to $5.9 million at December 31, 2002. Slightly lower provisions in 2003 were reflective of a lower level of net charge-offs and a decrease in non-performing assets from $2.4 million at December 31, 2002 to $1.4 million at December 31, 2003.

Management feels that the allowance for loan losses is adequate. However, there can be no assurance that additional provisions for loan losses will not be required in the future, including as a result of possible changes in the economic assumptions underlying management's estimates and judgments, adverse developments in the economy, on a national basis or in the Company's market area, or changes in the circumstances of particular borrowers.

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

TABLE 4: PROVISION AND ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)                          2003         2002         2001        2000         1999
                                             ---------------------------------------------------------------

Allowance, beginning of period                 $  5,924      $  4,356    $  2,803      $ 1,889       $1,438
                                             ---------------------------------------------------------------
CHARGE-OFFS
  Real estate loans                            $     --      $     --    $     --      $    --       $   --
  Commercial loans                                   30            87          --           --           --
  Consumer loans                                     26            68          23           36           40
                                             ---------------------------------------------------------------
Total charge-offs                              $     56      $    155    $     23      $    36       $   40
                                             ---------------------------------------------------------------
RECOVERIES
  Real estate loans                            $     --      $     --    $     --      $    --       $   --
  Commercial loans                                    2             5           2            1            7
  Consumer loans                                     12            40           2            2            4
                                             ---------------------------------------------------------------
Total recoveries                               $     14      $     45    $      4      $     3       $   11
                                             ---------------------------------------------------------------
Net charge-offs                                $     42      $    110    $     19      $    33       $   29
                                             ---------------------------------------------------------------
PROVISIONS FOR LOAN LOSSES                        1,575         1,678       1,572          947          480
                                             ---------------------------------------------------------------
Allowance, end of period                       $  7,457      $  5,924    $  4,356      $ 2,803       $1,889
                                             ===============================================================
Ratio of net charges-offs to average total
  loans outstanding during period                 0.01%         0.02%       0.01%        0.01%        0.02%
                                             ===============================================================

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



(Dollars in thousands)                          2003        2002       2001      2000       1999
                                           ------------------------------------------------------

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES:
Real estate - mortgage                        $4,188      $3,159     $1,957    $1,571     $1,206
Real estate - construction                     1,789       1,239        863       518        132
Commercial                                     1,434       1,469      1,482       628        477
Consumer                                          46          57         54        86         74
                                          ------------------------------------------------------
Balance, December 31,                         $7,457      $5,924     $4,356    $2,803     $1,889
                                          ======================================================

RATIO OF LOANS TO TOTAL YEAR-END LOANS:
Real estate - mortgage                           67%         70%        66%       64%        76%
Real estate - construction                       23%         21%        23%       21%         8%
Commercial                                        9%          8%         9%       12%        13%
Consumer                                          1%          1%         2%        3%         3%
                                          ------------------------------------------------------
                                                100%        100%       100%      100%       100%
                                          ======================================================

See Notes 1 and 4 to the Consolidated Financial Statements for additional information regarding the provision and allowance for loan losses.

RISK ELEMENTS AND NON-PERFORMING ASSETS

Non-performing assets consist of non-accrual loans, impaired loans, restructured loans, and other real estate owned (foreclosed properties). The total non-performing assets and loans that are 90 days or more past due and still accruing interest decreased $966 thousand, or 40.5% from $2.4 million at year-end 2002 to $1.4 million at year-end 2003, and increased $1.8 million, or 330.9%, from $554 thousand at year-end 2001, to $2.4 million at December 31, 2002. Both the increase of $1.8 million in non-performing assets in 2002 and the decline of $966 thousand in 2003 were attributable to two mortgages on residential single-family properties. Of the two loans, one for $1.0 million was fully repaid in 2003, while the other loan for $875 thousand was restructured in April 2003. That loan is well secured and is performing in accordance with its new terms.

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

The ratio of non-performing assets and past due loans to total loans decreased from .44% at December 31, 2002, to .21% at December 31, 2003, and increased from ..13% at December 31, 2001, to .44% at December 31, 2002. The increase in 2002, and decline in 2003 was due to the two loans on single-family residential properties noted above. The Company expects its ratio of non-performing assets to total loans to improve as the restructured loan for $875 thousand is removed from classification as non-performing in the first half of 2004. However, the ratio could increase due to $2.2 million in other identified potential problem loans as of December 31, 2003, for which management has identified risk factors that may result in them not being repaid in accordance with their terms although the loans are generally well secured and are currently performing. At December 31, 2002, other identified potential problem loans were $1.9 million and they were $2.6 million at December 31, 2001. See Notes 1 and 4 to the Consolidated Financial Statements for additional information regarding the Company's non-performing assets.

Foreclosed real properties include properties that have been substantively repossessed or acquired in complete or partial satisfaction of debt. Such properties, which are held for resale, are carried at the lower of cost or fair value, including a reduction for the estimated selling expenses, or principal balance of the related loan. The Company held no foreclosed real properties for any of the years presented.

TABLE 6: NON-PERFORMING ASSETS

(Dollars in thousands)                           2003        2002         2001        2000        1999
                                              ------------------------------------------------------------

Non-accrual loans                                 $   46       $1,943        $106       $ 117       $ 106
Impaired loans                                       416          444         119         107         143
Restructured loans                                   875           --          --          --          --
Foreclosed properties                                 --           --          --          --          --
                                              ------------------------------------------------------------
     Total non-performing assets                  $1,337       $2,387        $225        $224       $ 249
                                              ------------------------------------------------------------
Loans past due 90 days and still accruing             84           --         329         318          68
                                              ------------------------------------------------------------
TOTAL NON-PERFORMING ASSETS AND PAST DUE
  LOANS                                           $1,421       $2,387        $554       $ 542       $ 317
                                              ============================================================
Allowance for loan losses to total loans            1.12%        1.09%       1.05%       0.91%       0.91%
Allowance for loan losses to non-performing
  loans                                            524.8%       248.2%    1,936.0%    1,251.3%      758.6%
Non-performing assets and past due loans to
  total loans                                       0.21%        0.44%       0.13%       0.18%       0.15%
NON-PERFORMING ASSETS AND PAST DUE LOANS TO
  TOTAL ASSETS                                      0.16%        0.36%       0.11%       0.15%       0.11%
                                              ============================================================



LOAN PORTFOLIO

The Bank's lending activities are its principal source of income. Real estate loans, including residential permanents and construction, and commercial permanents, represent the major portion of the Bank's loan portfolio.

Loans, including loans held-for-sale, net of unearned income and the allowance for loan losses, increased $122.6 million, or 22.9%, from $535.8 million at December 31, 2002, to $658.4 million at December 31, 2003, and increased $124.9 million, or 30.4%, from $410.9 million at December 31, 2001, to $535.8 million at year-end 2002. The increase in loans in 2003 included an increase in real estate mortgage loans of $66.9 million, or 17.6%, an increase in real estate construction loans of $42.1 million, or 37.8%, and an increase in commercial loans of $16.6 million, or 37.3%. In 2002 growth in loans by category was similar with real estate mortgage loans increasing $105.8 million, or 38.5%, real estate construction loans increasing $16.8 million, or 17.9%, and commercial loans increasing $5.4 million, or 13.8%. The majority of the increase in real estate mortgage loans is concentrated in non-farm non-residential properties for which the Bank has had a primary focus for years, while the increases in real estate construction loans over the past two years are the direct result of the an increased focus in this area and the hiring of loan officers specializing in residential construction lending. At December 31, 2003, $110.5 million of real estate construction loans were to commercial builders of single-family homes, $13.1 million were to individuals on single-family properties and $29.8 million were related to commercial properties. In 2002, $69.5 million of real estate construction loans were to commercial builders of single-family homes, $18.8 million were to individuals and $23.1 million were related to commercial properties. The Bank expects that real estate construction loans will continue to grow, but not at the pace experienced in 2002 and 2003, although there can be no assurance.

The majority of the Bank's loan portfolio consists of construction and commercial real estate loans. At December 31, 2003, the Bank had $110.5 million of construction loans to commercial builders of single family housing in the Northern Virginia market, representing 16.5% of total loans. These loans are made to a number of unrelated entities and generally have a term of twelve to eighteen months. Adverse developments in the Northern Virginia real estate market or economy could have an adverse impact on this portfolio of loans and the Company's income and financial position. In addition, the Bank had $325.7 million, or 48.7% of the loan portfolio at December 31, 2003, secured by non-farm non-residential properties. These loans represent obligations of a diversified pool of borrowers across numerous businesses and industries in the Northern Virginia market and include some loans that, although secured by commercial real estate, are commercial purpose loans made based on the financial condition of the underlying business. At December 31, 2003, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Bank seeks to manage its concentrations of loans through the establishment of limits on the level of its various loan types to total loans and to total capital. For further information regarding concentrations of loans see Note 16 to the Consolidated Financial Statements.

Tables 7 and 8 present information pertaining to the composition of the loan portfolio including loans held-for-sale, unearned income, the allowance for loan losses, and the maturity/repricing of selected loans.

TABLE 7: SUMMARY OF TOTAL LOANS



                                                         DECEMBER 31,
                              ---------------------------------------------------------------------
(Dollars in thousands)            2003          2002          2001          2000          1999
                              ---------------------------------------------------------------------
Real estate - mortgage           $ 447,924     $ 380,972      $ 275,141    $ 198,541     $ 156,998
Real estate - construction         153,400       111,333         94,452       65,460        17,238
Commercial                          61,178        44,559         39,153       37,406        26,423
Consumer                             6,061         6,941          8,004        7,995         6,968
                              ---------------------------------------------------------------------
Total loans                      $ 668,563     $ 543,805      $ 416,750    $ 309,403     $ 207,627
Less unearned income                 2,742         2,033          1,444          883           567
Less allowance for loan losses       7,457         5,924          4,356        2,803         1,889
                              ---------------------------------------------------------------------
LOANS, NET                       $ 658,364     $ 535,848      $ 410,950    $ 305,717     $ 205,171
                              =====================================================================


TABLE 8: MATURITY/REPRICING SCHEDULE OF SELECTED LOANS

At December 31, 2003      REAL ESTATE-   REAL ESTATE-
(Dollars in thousands)      MORTGAGE     CONSTRUCTION   COMMERCIAL   CONSUMER
                          ---------------------------------------------------
VARIABLE:
     Within 1 year         $  92,955      $  23,359      $ 13,333     $ 1,322
     1-to-5 years            163,043            197         3,823          --
     After 5 years            14,525             --            --          --
FIXED RATE:
     Within 1 year           107,844         89,451        21,661       1,602
     1-to-5 years             62,032         34,930        20,695       2,788
     After 5 years             7,525          5,462         1,666         349
                          ---------------------------------------------------
TOTAL LOANS                $ 447,924      $ 153,400      $ 61,178     $ 6,061
                          ===================================================

At December 31, 2003, the aggregate amount of loans due after one year that have fixed rates was approximately $135.4 million, and the amount with variable or adjustable rates was approximately $181.6 million.

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

Total securities increased $78.0 million, or 109.5%, from $71.2 million at December 31, 2002, to $149.2 million at December 31, 2003, and increased $18.2 million, or 34.4%, from $53.0 million at December 31, 2001, to $71.2 million at December 31, 2002. Securities of U.S. Government Agencies represent the majority of the portfolio while obligations of states and or political subdivisions, and domestic corporate debt obligations have increased over the past two years. Table 9 provides information regarding the composition of the securities portfolio and Table 10 details the maturities and weighted average yields (on a tax equivalent basis) at the dates indicated. See Note 2 to the Consolidated Financial Statements for additional information regarding the securities portfolio.

At December 31, 2003, there were no single issuers, other than issuers who are U.S. government agencies, whose securities owned by the Company had an aggregate book value of more than 10% of total stockholder's equity of the Company.

TABLE 9: SECURITIES PORTFOLIO

                                                                   DECEMBER 31,
                                     ------------------------------------------------------------------------
                                               2003                    2002                    2001
                                     ------------------------------------------------------------------------
                                                    Percent                 Percent                Percent
(Dollars in thousands)                 Book Value   of total   Book Value   of total  Book Value   of total
                                     ------------------------------------------------------------------------
AVAILABLE-FOR-SALE:
U.S. Government Agency obligations       $ 93,274     62.48%     $ 52,661     73.92%    $ 40,619      76.62%
Domestic corporate debt obligations         5,995      4.02%           --         --          --         --
Obligations of states/political
subdivisions                                1,295       .87%        1,229      1.73%         275       .52%
Federal Reserve Bank stock                    758       .51%          542       .76%         392       .74%
Federal Home Loan Bank stock                1,355       .91%        1,194      1.68%         732      1.38%
Community Bankers' Bank stock                  55       .04%           55       .08%          55       .10%
                                     ========================================================================
                                         $102,732     68.83%     $ 55,681     78.17%    $ 42,073     79.36%
                                     ========================================================================


                                                                        DECEMBER 31,
                                          ------------------------------------------------------------------------
                                                    2003                    2002                    2001
                                          ------------------------------------------------------------------------
                                                         Percent                 Percent                Percent
(Dollars in thousands)                      Book Value   of total   Book Value   of total  Book Value   of total
                                          ------------------------------------------------------------------------
HELD-TO-MATURITY:
U.S. Government Agency obligations            $ 38,490     25.79%     $  8,534     11.98%    $  6,017     11.35%
Obligations of states/political
subdivisions                                     7,535      5.05%        6,534      9.17%       3,945      7.44%
Domestic corporate debt obligations                488       .33%          482       .68%         979      1.85%
                                          ------------------------------------------------------------------------
                                              $ 46,513     31.17%     $ 15,550     21.83%    $ 10,941     20.64%
                                          ========================================================================
                                              $149,245    100.00%     $ 71,231    100.00%    $ 53,014    100.00%
                                          ========================================================================

TABLE 10: MATURITY OF SECURITIES


At December 31,                                  2003                      2002                       2001
                                        ----------------------- -------------------------- -------------------------
                                                       Weighted                  Weighted                  Weighted
                                                       Average                   Average                   Average
(Dollars in thousands)                   Book Value     Yield      Book Value     Yield      Book Value     Yield
                                        ----------------------------------------------------------------------------
Maturing within one year                   $  2,025      3.74%       $     --         --       $     --         --
Maturing after one through five years        62,640      2.79%         38,549      3.77%         16,533      4.71%
Maturing after five through ten years        54,670      4.34%         12,966      4.87%          7,738      6.29%
Maturing after ten years                     29,910      4.82%         19,716      5.96%         28,743      6.65%
                                        ----------------------------------------------------------------------------
                                           $149,245      3.78%       $ 71,231      4.58%       $ 53,014      5.99%
                                        ============================================================================

DEPOSITS

The Company's principal source of funds is deposit accounts comprised of demand deposits, savings and money market accounts, and time deposits. Substantially all deposits are provided by individuals and businesses located within the communities served.

Total deposits increased $206.5 million, or 36.4%, from $567.0 million at December 31, 2002, to $773.5 million at December 31, 2003, and increased $160.1 million, or 39.3%, from $406.9 million at December 31, 2001, to $567.0 million at December 31, 2002. In 2003, growth by deposit category included a 21.5% increase in demand deposits, a 78.3% increase in savings accounts and interest-bearing demand deposits and a 13.0% increase in time deposits. In 2002, growth included a 48.4% increase in demand deposits, a 43.7% increase in savings accounts and interest-bearing demand deposits and a 33.7% increase in time deposits. The Company attributes its growth in deposits to a strong and affluent local economy, the payment of interest rates at or near the highest in its market, bank consolidation and recently to some extent to the downturn in the stock market in 2001 and 2002. The average rate paid on interest-bearing deposits fell ninety-three basis points in 2003, from 3.21% in 2002, to 2.28%, and it fell one hundred and forty-three basis points from 4.64% for the year ended December 31, 2001, to 3.21% in 2002. Since early 2001, interest rates have declined in all deposit account categories and in some cases have now reached near floor levels. As a result, the Bank expects that further declines in the average rates paid on deposits will be more difficult to achieve over the near term. Table 11 details maturities of time deposits with balances of $100,000, which represent 44.9% of total time deposits as of December 31, 2003, compared to 39.9% at December 31, 2002. See Note 6 to the Consolidated Financial Statements and Table 3 to this Management's Discussion and Analysis for additional information regarding the maturities of time deposit.

TABLE 11: MATURITIES OF TIME DEPOSITS WITH BALANCES $100,000 OR MORE

                                       DECEMBER 31,
                           --------------------------------------
(Dollars in thousands)        2003         2002         2001
                           --------------------------------------
3 months or less             $  26,580    $  18,477     $ 11,900
3-6 months                      20,008       10,831        9,029
6-12 months                     40,431       44,289       21,075
Over 12 months                  53,662       37,104       43,204
                           --------------------------------------
TOTAL                        $ 140,681    $ 110,701     $ 85,208
                           ======================================

SHORT-TERM BORROWINGS

Short-term borrowings consist of securities sold under agreements to repurchase that are secured transactions with customers and generally mature the business day following the date sold. These transactions are provided to several of the Bank's demand deposit customers and are considered a core-funding source of the Bank. Short-term borrowings also include Federal funds purchased, which are unsecured overnight borrowings from other financial institutions and are generally used to accommodate short-term liquidity needs. Table 12 provides information on the balances and interest rates on short-term borrowings for the years ended December 31, 2003, 2002 and 2001 (dollars in thousands):

TABLE 12: SHORT-TERM BORROWINGS


  At December 31,                                    2003        2002         2001
                                                  ------------------------------------

  Securities sold under agreement to repurchase      $30,887     $32,081      $32,931
  Federal funds purchased                                 --          --        9,521
                                                  ------------------------------------
    Total                                            $30,887     $32,081      $42,452
  Weighted interest rate at year end                    0.36%       0.37%        1.05%

  Averages for the year ended December 31,
  Outstanding                                        $32,963     $33,791      $35,851
  Interest rate                                         0.37%       0.73%        2.72%
  Maximum month-end outstanding                      $36,657     $40,251      $42,452
                                                  ====================================

LIQUIDITY

The Company's principal sources of liquidity and funding are its deposit base. The level of deposits necessary to support the Company's lending activities is determined through monitoring loan demand. Considerations in managing the Company's liquidity position include, but are not limited to, scheduled cash flows from existing loans and investment securities, anticipated deposit activity including the maturity of time deposits, and projected needs from anticipated extensions of credit. The Company's liquidity position is monitored daily by management to maintain a level of liquidity conducive to efficiently meet current needs and is evaluated for both current and longer term needs as part of the asset/liability management process.

The Company measures total liquidity through cash and cash equivalents, securities available-for-sale, mortgage loans held-for-sale, other loans and investment securities maturing within one year, less securities pledged as collateral for repurchase agreements, public deposits and other purposes, and less any outstanding federal funds purchased. These liquidity sources increased $52.7 million, or 24.1%, from $218.8 million at December 31, 2002, to $271.5 million at December 31, 2003, and increased $93.5 million, or 74.6%, from $125.3 million at December 31, 2001, to $218.8 million at December 31, 2002. The increase in 2003 was due to higher levels of loans maturing within one-year and a substantial increase in the amount of available-for-sale securities as the Bank continued to structure its balance sheet for possibly higher interest rates. Additional sources of liquidity available to the Bank include the capacity to borrow funds through established short-term lines of credit with various correspondent banks and the Federal Home Loan Bank of Atlanta. See Note 13 to the Consolidated Financial Statements for further information regarding these additional liquidity sources.

CAPITAL

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions and economic forces, and the overall level of growth. The Company's current and future capital needs are monitored by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

Both the Company's and the Bank's capital levels continue to meet regulatory requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios. Tier 1 capital consists of common and qualifying preferred stockholders' equity less goodwill. Total risk-based capital consists of Tier 1 capital, qualifying subordinated debt, and a portion of the allowance for loan losses. Risk-based capital ratios are calculated with reference to risk-weighted assets. The leverage ratio compares Tier 1 capital to total average assets. The Bank's Tier 1 risk-based capital ratio was 7.51% at December 31, 2003, compared to 6.69% at December 31, 2002, and its total risk-based capital ratio was 11.03% at December 31, 2003, compared to 10.33% at December 31, 2002. These ratios are in excess of the mandated minimum requirement of 4.00% and 8.00%, respectively. The Bank's leverage ratio was 6.33% at December 31, 2003, compared to 5.72% at December 31, 2002. The Company's Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage ratio was 10.10%, 11.13% and 8.49%, respectively, at December 31, 2003, compared to 10.03%, 11.89%, and 8.52% at December 31, 2002. The increases in the Bank's capital ratios in 2003 were primarily due to $4 million in additional capital contributions from the Company and $6 million in additional subordinated debt issued to the Company. These funds were obtained by the Company through its $18 million in trust preferred capital notes issued in the fourth quarter of 2002, and from $2.4 million in proceeds on the exercise of options and warrants by company directors and officers in 2003. While all the Bank's capital ratios improved in 2003, the Company's total risk-based capital ratio and leverage ratio declined due to the significant level of growth in total assets.

During 2002, the Company continued to borrow funds under a line of credit with a correspondent bank in order to provide capital to fund growth and expansion at the Bank. At December 31, 2001, the amount outstanding under the line of credit was $11.0 million and it was reduced to $8.0 million by September 30, 2002. With continued strong asset growth in 2002, the Company provided additional capital through a $7.0 million rights offering to existing stockholders in July 2002. Although the offering was successful, the Company believed that additional capital would be necessary to fund future growth. In November and December 2002 the Company formed two financing subsidiaries in order to issue $18.0 million in trust preferred securities through a private placement to unrelated parties. As the $18.0 million in proceeds were in excess of current needs, the Company repaid the $8.0 million outstanding on its line of credit, down-streamed $2.0 to the Bank in the form of additional capital, and down-steamed the remaining $8.0 million to the Bank in January 2003 as capital contributions and subordinated debt.

The ability of the Company to continue to grow is dependent on its earnings and the ability to obtain additional funds for contribution to the Bank's capital, through borrowing, the sale of additional common stock, or through the issuance of additional trust preferred securities. In the event that the Company is unable to obtain additional capital for the Bank on a timely basis, or there is a change in the regulatory treatment of trust preferred securities as capital, the growth of the Company and the Bank may be curtailed, and the Company and the Bank may be required to reduce their level of assets in order to maintain compliance with regulatory capital requirements. Under those circumstances net income and the rate of growth of net income may be adversely affected. The Company believes that its current level of capital is sufficient to meet anticipated growth, although there can be no assurance.

The Federal Reserve is currently reviewing the capital treatment of trust preferred securities, in light of recent accounting pronouncements and interpretations regarding variable interest entities, which have been read to encompass the subsidiary trusts established to issue trust preferred securities, and to which the Company issued subordinated debentures. As a result of such review, the capital treatment of trust preferred securities, which can be counted as Tier 1 capital at the holding company level, up to 25% of total capital, may be adversely affected. At December 31, trust preferred securities represented 24.6% of the Company's tier one capital and 22.3% of its total capital. Future trust preferred issuances to increase holding company capital levels may not be available. In the event of adverse changes in the capital treatment for trust preferred securities, the Company may be required to raise additional equity capital, through the sale of common stock or otherwise, sooner than it would otherwise do so.

CONTRACTUAL OBLIGATIONS

The Company has entered into certain contractual obligations including long term debt, operating leases and obligations under service contracts. The following table summarizes the Company's contractual cash obligations as of December 31,2003.

TABLE 13: CONTRACTUAL OBLIGATIONS


=================================================================================================================
                                                                      Payments Due-By Period
-----------------------------------------------------------------------------------------------------------------
                                                     TOTAL      LESS THAN     ONE TO      FOUR TO     AFTER
                                                                ONE YEAR      THREE       FIVE        FIVE
(In thousands)                                                                YEARS       YEARS       YEARS
-----------------------------------------------------------------------------------------------------------------
  Securities sold under agreement to repurchase     $ 30,887    $ 30,887      $   --      $   --      $    --
  Trust preferred capital notes                       18,000          --          --          --       18,000
  Operating leases                                     5,603       1,087       1,800       1,265        1,451
  Data processing services                             1,017       1,017          --          --           --
-----------------------------------------------------------------------------------------------------------------
Total contractual cash obligations                  $ 55,507    $ 32,991      $1,800      $1,265      $19,451
=================================================================================================================


The obligation for data processing services represents estimates of early termination charges. The table does not reflect deposit liabilities entered into in the ordinary course of the Company's banking business. At December 31, 2004, the Company had approximately $459.9 million of demand and savings deposits, exclusive of interest, which have no stated maturity or payment date. The Company also had approximately $313.6 million of time deposits, exclusive of interest, the maturity distribution of which is set forth in Note 6 to the consolidated financial statements. For additional information about the Company's deposit obligations, see "Net Interest Income" and "Deposits" above.

OFF-BALANCE SHEET ARRANGEMENTS

The Company enters into certain off-balance sheet arrangements in the normal course of business to meet the financing needs of its customers. These off-balance sheet arrangements include commitments to extend credit, standby letters of credit and financial guarantees which would impact the Company's liquidity and capital resources to the extent customer's accept and or use these commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. See Note 15 to the Consolidated Financial Statements for further discussion of the nature, business purpose and elements of risk involved with these off-balance sheet arrangements. With the exception of these off-balance sheet arrangements, and the Company's obligations in connection with its trust preferred securities, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors. For further information see Notes 14 and 15 to the consolidated financial statements.

MARKET PRICE OF STOCK AND DIVIDENDS

The Company's stock is traded on the Nasdaq National Market under the symbol "VCBI". Table 14 sets forth the range of high and low sales prices (adjusted for stock dividends and splits) known to the Company for each full quarterly period within the two most recent fiscal years.

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

TABLE 14: MARKET PRICE OF STOCK

                                 2003                   2002
                          --------------------------------------------
Quarter                     High       Low       High         Low
----------------------------------------------------------------------
First                       $17.63     $11.83    $11.10       $ 8.40
Second                       20.75      16.80     13.85         9.64
Third                        24.75      18.57     13.22        10.63
Fourth                       33.30      22.90     12.53        11.26

At December 31, 2003, the Company had 594 stockholders of record, and representing approximately 1,300 beneficial owners. Information regarding stock dividends and splits in 2003, 2002, and 2001 is as follows:

     1. A two-for-one stock split in the form of a 100% stock dividend was declared on April 22, 2003, for stockholders of record on May 5, 2003, and was paid on May 30, 2003.

     2. A five-for-four stock split in the form of a 25% stock dividend was declared on February 28, 2002, for stockholders of record on March 15, 2002, and was paid on April 12, 2002.

     3. A five-for-four stock split in the form of a 25% stock dividend was declared on February 28, 2001, for stockholders of record on April 16, 2001, and was paid on May 11, 2001.

ANNUAL MEETING OF STOCKHOLDERS

The annual meeting of stockholders of Virginia Commerce Bancorp, Inc. (the "Company") will be held at 4:00 pm on Wednesday, April 28, 2004 at "The Tower Club", 8000 Towers Crescent Drive, Suite 1700, Vienna, Virginia.

ANNUAL REPORT ON FORM 10-K

A COPY OF FORM 10-K AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IS AVAILABLE WITHOUT CHARGE TO STOCKHOLDERS UPON WRITTEN REQUEST TO:

LYNDA S. CORNELL
ASSISTANT TO PRESIDENT
VIRGINIA COMMERCE BANCORP, INC.
5350 LEE HIGHWAY
ARLINGTON, VA 22207

INTERNET ACCESS TO COMPANY DOCUMENTS

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

                          INDEPENDENT AUDITOR'S REPORT




To the Stockholders and Directors
Virginia Commerce Bancorp, Inc. and subsidiaries
Arlington, Virginia

                    We have audited the accompanying consolidated balance sheets of Virginia Commerce Bancorp, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Virginia Commerce Bancorp, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Yount, Hyde & Barbour, P.C.

Winchester Virginia
February 12, 2004

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share data)

                                                              DECEMBER 31,
                                                    --------------------------
                                                       2003         2002
                                                    --------------------------
ASSETS
Cash and due from banks                                $ 22,434    $ 19,907
Securities (fair value: 2003, $149,894;
   2002, $71,766)                                       149,245      71,231
Federal funds sold                                       31,622      24,071
Loans held-for-sale                                       3,513      18,948
Loans, net of allowance for loan losses of
 $7,457 in 2003 and $5,924 in 2002                      654,851     516,900
Bank premises and equipment, net                          6,189       6,517
Accrued interest receivable                               3,372       2,489
Other assets                                              9,898       2,824
                                                    --------------------------
   Total assets                                        $881,124    $662,887
                                                    ==========================
LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS
   Demand deposits                                     $119,785    $ 98,575
   Savings and interest-bearing demand deposits         340,122     190,811
   Time deposits                                        313,604     277,610
                                                    --------------------------
   Total deposits                                      $773,511    $566,996
Securities sold under agreement to repurchase
   and federal funds purchased                           30,887      32,081
 Other borrowed funds                                        --         400
Trust preferred capital notes                            18,000      18,000
Accrued interest payable                                  1,024       1,271
Other liabilities                                         2,610       2,289
Commitments and contingent liabilities                       --          --
                                                    --------------------------
   Total liabilities                                   $826,032    $621,037
                                                    ==========================
Stockholders' Equity
Preferred stock, $1.00 par, 1,000,000 shares
   authorized and unissued                             $     --    $     --

Common stock, $1.00 par, 20,000,000 shares
 authorized, issued and outstanding 2003,
 7,860,291; 2002, 3,739,330                                7,860      3,739
Surplus                                                   17,891     19,622
Retained earnings                                         29,354     17,808
Accumulated other comprehensive income (loss), net           (13)       681
                                                    --------------------------
   Total stockholders' equity                           $ 55,092   $ 41,850
                                                    --------------------------
   Total liabilities and stockholders' equity           $881,124   $662,887
                                                    ==========================

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                          Year Ended December 31,
                                                                ---------------------------------------------
                                                                     2003            2002           2001
                                                                ---------------------------------------------
INTEREST AND DIVIDEND INCOME:
    Interest and fees on loans                                       $41,065         $35,491       $29,720
    Interest and dividends on investment securities:
        Taxable                                                        4,154           2,905         3,406
        Tax-exempt                                                       277             162            48
        Dividends                                                         95              85            73
   Interest on federal funds sold                                        377             355           650
                                                                ---------------------------------------------
   Total interest and dividend income                                $45,968         $38,998       $33,897
                                                                ---------------------------------------------
INTEREST EXPENSE:
   Deposits                                                          $12,914         $13,341       $14,494
   Securities sold under agreement to repurchase and  federal
     funds purchased                                                     123             245           976
   Other borrowed funds                                                   21             497           521
   Trust preferred capital notes                                         835              45            --
                                                               ---------------------------------------------
     Total interest expense                                          $13,893         $14,128       $15,991
                                                                ---------------------------------------------
NET INTEREST INCOME                                                  $32,075         $24,870       $17,906
   Provision for loan losses                                           1,575           1,678         1,572
                                                                ---------------------------------------------
    Net interest income after provision for loan losses              $30,500         $23,192       $16,334
                                                                ---------------------------------------------
NON-INTEREST INCOME:
     Service charges and other fees                                  $ 1,609         $ 1,616       $ 1,271
     Non-deposit investment services commissions                         202              14            --
     Fees and net gains on loans held-for-sale                         5,670           3,920         3,379
     Gain (loss) on sale of securities                                    --              (1)           13
     Other                                                               265              44            41
                                                                ---------------------------------------------
     Total non-interest income                                       $ 7,746         $ 5,593       $ 4,704
                                                                ---------------------------------------------
NON-INTEREST EXPENSE:
     Salaries and employee benefits                                  $12,562         $10,159       $ 8,130
     Occupancy expense                                                 3,190           2,915         2,337
     Data processing                                                   1,239           1,079           902
     Other operating expense                                           3,829           3,064         2,613
                                                                ---------------------------------------------
     Total non-interest expense                                      $20,820         $17,217       $13,982
                                                                ---------------------------------------------
     Income before taxes on income                                   $17,426         $11,568       $ 7,056
   Provision for income taxes                                          5,880           3,892         2,391
                                                                =============================================
NET INCOME                                                           $11,546         $ 7,676       $ 4,665
                                                                =============================================
   Earnings per common share, basic                                  $  1.48         $  1.08       $  0.69
   Earnings per common share, diluted                                $  1.36         $  0.96       $  0.63
                                                                =============================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)

                                                                                  Accumulated
                                                                                      Other                             Total
                                      Preferred   Common                Retained  Comprehensive    Comprehensive    Stockholders'
                                        Stock      Stock      Surplus   Earnings   Income (Loss)       Income          Equity
                                      --------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000              $ --      $2,166      $13,648    $5,476       $(124)                           $21,166
                                      ============================================================================================
Comprehensive Income:
Net Income 2001                                                           4,665                        $4,665            4,665
Other comprehensive income, net of
tax, unrealized holding gains
arising
during the period (net of tax of
$156)                                                                                                     304
Less reclassification adjustment,
(net of tax of $4)                                                                                         (9)
                                      --------------------------------------------------------------------------------------------
Total other comprehensive income                                                        295               295              295
                                      --------------------------------------------------------------------------------------------
Total comprehensive income                                                                             $4,960
                                      --------------------------------------------------------------------------------------------
Five-for-four  stock split in form
of a 25% stock dividend                   --         541         (541)       --          --                                 --
Cash paid in lieu of fractional           --          --                                 --                                 (3)
shares                                                             --         (3)
Stock options exercised                   --          14                                 --                                 97
                                                                   83         --
                                      ============================================================================================
BALANCE, DECEMBER 31, 2001              $ --      $2,721      $13,190    $10,138       $171                            $26,220
                                      ============================================================================================
Comprehensive Income:
Net Income 2002                                                            7,676                       $7,676            7,676
Other comprehensive income, net of
tax, unrealized holding gains
arising
during the period (net of tax of
$263)                                                                                   510               510              510
                                      --------------------------------------------------------------------------------------------
Total comprehensive income                                                                             $8,186
                                      --------------------------------------------------------------------------------------------
Five-for-four stock split in form         --         680         (680)        --         --                                 --
of a 25% stock dividend
Cash paid in lieu of fractional
shares                                    --          --           --         (6)        --                                 (6)
Rights offering, net of costs of $45      --         291        6,666         --         --                              6,957
Stock options/warrants exercised          --          47          446         --         --                                493

                                      ============================================================================================
BALANCE, DECEMBER 31, 2002              $ --      $3,739      $19,622    $17,808       $681                            $41,850
                                      ============================================================================================
Comprehensive Income:
Net Income 2003                                                           11,546                      $11,546           11,546
Other comprehensive income, net of
tax, unrealized holding losses
arising during the period (net of
tax of $357)                                                                           (694)             (694)            (694)
                                      --------------------------------------------------------------------------------------------
Total comprehensive income                                                                            $10,852
                                      --------------------------------------------------------------------------------------------
Two-for-one stock split in form of        --       3,893       (3,893)        --         --                                 --
a 100% stock dividend

Stock options/warrants exercised          --         228        2,162         --         --                              2,390
                                      --------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003              $ --      $7,860      $17,891    $29,354       $(13)                           $55,092
                                      --------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                    Year Ended December 31,
                                                         --------------------------------------------
                                                               2003           2002           2001
                                                         --------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Interest received                                           $  45,021      $  38,709     $  33,719
 Other income received                                           7,746          5,594         4,691
 Net change in loans held-for-sale                              15,435         (3,106)      (10,924)
 Interest paid                                                 (14,140)       (14,159)      (15,999)
 Cash paid to suppliers and employees                          (25,243)       (16,293)      (12,720)
 Income tax benefit of stock options/warrants exercised         (1,402)          (323)           --
 Income taxes paid                                              (5,406)        (3,538)       (3,454)
                                                         --------------------------------------------
    Net cash provided by (used in) operating activities      $  22,011      $   6,884     $  (4,687)
                                                         --------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities and principal payments on
    securities held-to-maturity                              $  10,188      $   3,358     $   9,009
 Proceeds from maturities and principal payments on
    securities available-for-sale                               70,456         44,531        47,367
 Proceeds from sales of securities available-for-sale               --          1,350        14,016
 Purchases of securities held-to-maturity                      (41,143)        (7,975)       (5,446)
 Purchases of securities available-for-sale                   (118,501)       (58,699)      (72,238)
 Net increase in loans made to customers                      (139,526)      (123,470)      (95,880)
 Purchase of bank premises and equipment                          (718)        (1,303)       (1,375)
                                                         --------------------------------------------
     Net cash used in investing activities                   $(219,244)     $(142,208)    $(104,547)
                                                         --------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in demand, NOW, money market and               $ 170,521      $  90,127     $  40,503
    savings accounts
 Net increase in time deposits                                  35,994         69,947        55,485
 Net increase (decrease) in securities sold under               (1,194)       (10,371)       13,355
    agreement to repurchase and federal funds purchased
 Net increase (decrease) in other borrowed funds                  (400)       (11,000)        4,000
 Proceeds from issuance of trust preferred capital notes            --         18,000            --
 Proceeds from issuance of capital stock                         2,390          7,450            97
 Cash paid in lieu of fractional shares                             --             (6)           (3)
                                                         --------------------------------------------
     Net cash provided by financing activities                $207,311      $ 164,147     $ 113,437
                                                         --------------------------------------------
    Increase in cash and cash equivalents                    $  10,078      $  28,823     $   4,203
                                                         --------------------------------------------
 CASH AND CASH EQUIVALENTS:
 Beginning                                                      43,978         15,155        10,952
 Ending                                                      $  54,056      $  43,978     $  15,155
                                                         ============================================

See Notes to Consolidated Financial Statements.

                                                                   Year Ended December 31,
                                                         ---------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY          2003            2002           2001
  (USED IN) OPERATING ACTIVITIES:
                                                         ---------------------------------------------
Net income                                                    $ 11,546        $ 7,676        $4,665
                                                         ---------------------------------------------
Adjustments to reconcile net income to net cash provided
 by (used in) operating activities:

   Depreciation and amortization                                 1,046          1,024           878
   Provision for loan losses                                     1,575          1,678         1,572
   Deferred tax benefit                                           (600)          (609)         (566)
   Amortization of security premiums and accretion of              (64)           (11)           (9)
     discounts
   Origination of loans held-for-sale                         (287,773)      (207,817)     (180,737)
   Sale of loans                                               303,208        204,711       169,813
   Gain (loss) on sale of securities available-for-sale             --              1           (13)
   Increase in other assets                                     (6,116)          (534)          (54)
   Increase (decrease) in other liabilities                        321          1,073           (59)
   Increase in accrued interest receivable                        (883)          (278)         (169)
   Decrease in accrued interest payable                           (249)           (30)           (8)
                                                         =============================================
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           $ 22,011       $  6,884       $(4,687)
                                                         =============================================
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 ACTIVITIES:

Unrealized gain (loss) on securities                          $ (1,051)      $    773        $  447

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

RISKS AND UNCERTAINTIES

In its normal course of business, the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice more rapidly or on a different basis than its interest-earning assets. Credit risk is the risk of default on the Company's loan portfolio that results from the borrowers' inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

The determination of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that, as of December 31, 2003, the allowance for loan losses is adequate based on information currently available. A worsening or protracted economic decline or substantial increase in interest rates, would increase the likelihood of losses due to credit and market risks and could create the need for substantial increases to the allowance for loan losses. The Company is subject to the regulations of various regulatory agencies, which can change significantly from year to year. In addition, the Company undergoes periodic examinations by regulatory agencies, which may subject it to further changes based on the regulators' judgments about information available to them at the time of their examination.

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

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

BANK PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization. Furniture, fixtures, equipment and computer software are depreciated over their estimated useful lives, generally from three to seven years; leasehold improvements are amortized over the lives of the respective leases or the estimated useful life of the leasehold improvement, generally from five to ten years. Depreciation and amortization are recorded on the straight-line and declining-balance methods.

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

ADVERTISING COST

The Company follows the policy of charging the production costs of advertising to expense as incurred. Total advertising expense was $291 thousand, $245 thousand and $180 thousand in 2003, 2002 and 2001, respectively.

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

RATE LOCK COMMITMENTS

The Company enters into commitments to originate mortgage loans whereby the interest rate on the loans is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. The period of time between issuances of a loan commitment and closing and the sale of the loan generally ranges from thirty to ninety days. The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Company commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. As a result, the Company is not exposed to losses nor will it realize significant gains related to its rate lock commitments due to changes in interest rates. The correlation between the rate lock commitments and the best efforts contracts is very high due to their similarity. Because of this high correlation, no gain or loss occurs on the rate lock commitments.

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

STOCK COMPENSATION PLAN

At December 31, 2003, the Company has a stock-based compensation plan, which is described more fully in Note 11. The Company accounts for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share for the Company had the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, been adopted.


===========================================================================================
(Dollars in thousands except per share amounts)          2003          2002          2001
-------------------------------------------------------------------------------------------

NET INCOME, AS REPORTED                               $11,546        $7,676        $4,665
Deduct: total stock-based employee compensation
 expense determined based on fair value
 method of awards, net of tax                            (368)         (419)         (351)
                                                          ---           ---           ---

PRO FORMA NET INCOME                                  $11,178        $7,257        $4,315

BASIC EARNINGS PER SHARE:
As reported                                             $1.48         $1.08         $0.69
Pro forma                                               $1.44         $1.02         $0.64

DILUTED EARNING PER SHARE:
As reported                                             $1.36         $0.96         $0.63
Pro Forma                                               $1.31         $0.91         $0.58
===========================================================================================


The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2003, 2002, and 2001, respectively: price volatility of 28.63%, 21.48% and 27.89%, risk-free interest rates of 4.02%, 5.43% and
5.04%, dividend rate of .02% and expected lives of 10 years. See Note 11 to the Consolidated Financial Statements for further information regarding the Company's stock-based compensation plan.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The provisions of the Statement were effective December 31, 2002. Management currently intends to continue to account for stock-based compensation under the intrinsic value method set forth in Accounting Principles Board ("APB") Opinion 25 and related interpretations. For this reason, the transition guidance of SFAS No. 148 does not have an impact on the Company's consolidated financial position or consolidated results of operations. The Statement does amend existing guidance with respect to required disclosures, regardless of the method of accounting used. The revised disclosure requirements are presented herein.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition requirements of the Interpretation were effective beginning January 1, 2003. The initial adoption of the Interpretation did not materially affect the Company, and management does not anticipate that the recognition requirements of this Interpretation will have a materially adverse impact on either the Company's consolidated financial position or consolidated results of operations in the future.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This Interpretation provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, non-controlling interests, and results of operations of a variable interest entity need to be included in a company's consolidated financial statements. The Interpretation requires consolidation by business enterprises of variable interest entities in cases where (a) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or (b) in cases where the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity's activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. Management has evaluated the Company's investments in variable interest entities and potential variable interest entities or transactions, particularly in limited liability partnerships involved in low-income housing development and trust preferred securities structures. The implementation of FIN 46 did not have a significant impact on either the Company's consolidated financial position or consolidated results of operations. Interpretive guidance relating to FIN 46 is continuing to evolve and the Company's management will continue to assess various aspects of consolidations and variable interest entity accounting as additional guidance becomes available.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003 and is not expected to have an impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on the Company's consolidated financial statements.

In November 2003, the FASB's Emerging Issues Task Force (EITF) reached a consensus on a new disclosure requirement related to unrealized losses on investment securities. The new disclosure requires a table of securities which have unrealized losses as of the reporting date. The table must distinguish between those securities which have been in a continuous unrealized loss position for twelve months or more and those securities which have been in a continuous unrealized loss position for less than twelve months. The table is to include the aggregate unrealized losses of securities whose fair values are below book values as of the reporting date, and the aggregate fair value of securities whose fair values are below book values as of the reporting date. In addition to the quantitative disclosure, FASB requires a narrative discussion that provides sufficient information to allow financial statement users to understand the quantitative disclosures and the information that was considered in determining whether impairment was not other-than-temporary. The new disclosure requirements apply to fiscal years ending after December 15, 2003. The Company has included the required disclosures in their consolidated financial statements.

In December 2003, the FASB issued a revised version of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88 and 106." This Statement revises employers' disclosures about pension plans and other postretirement benefits. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, No. 88, and No. 106. This Statement retains the disclosure requirements contained in the original FASB Statement No. 132, which it replaces. However, it requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit costs of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The disclosures for earlier annual periods presented for comparative purposes are required to be restated for (a) the percentages of each major category of plan assets held, (b) the accumulated benefit obligation, and (c) the assumptions used in the accounting for the plans. This Statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. The Company has no pensions or post retirement benefits requiring these disclosures.

STOCKHOLDERS' EQUITY

A two-for-one stock split in the form of a 100% stock dividend was declared on April 22, 2003. This transaction was recorded by increasing common stock by $3.9 million and decreasing surplus by $3.9 million.

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

NOTE 2. SECURITIES

Amortized cost and fair value of the securities available-for-sale and held-to-maturity as of December 31, 2003 and 2002, are as follows (dollars in thousands):


==================================================================================================================
                                                                      GROSS           GROSS
                                                     AMORTIZED      UNREALIZED      UNREALIZED
DECEMBER 31, 2003                                      COST           GAINS          (LOSSES)      FAIR VALUE
==================================================================================================================
AVAILABLE-FOR-SALE:
U.S. Government Agency obligations                     $ 93,363          $ 466          $(555)          $ 93,274
Domestic corporate debt obligations                       6,000             --             (5)             5,995
Obligations of states and political subdivisions          1,220             75             --              1,295
Restricted stock:
 Federal Reserve Bank                                       758             --             --                758
 Federal Home Loan Bank                                   1,355             --             --              1,355
 Community Bankers' Bank                                     55             --             --                 55

                                                   ---------------------------------------------------------------
                                                       $102,751          $ 541         $ (560)          $102,732

HELD-TO-MATURITY:

                                                                         GROSS          GROSS
                                                      AMORTIZED        EALIZED     UNREALIZED
 DECEMBER 31, 2003                                         COST          GAINS        (LOSSES)        FAIR VALUE
U.S. Government Agency obligations                     $ 38,490          $ 476           $ --           $ 38,966
Obligations of state and political subdivisions           7,535            155            (38)             7,652
Domestic corporate debt obligations                         488             56             --                544
------------------------------------------------------------------------------------------------------------------
                                                       $ 46,513          $ 687           $(38)          $ 47,162
==================================================================================================================




==================================================================================================================
                                                                      GROSS          GROSS
                                                     AMORTIZED      UNREALIZED     UNREALIZED
DECEMBER 31, 2002                                      COST           GAINS         (LOSSES)        FAIR VALUE
==================================================================================================================
AVAILABLE-FOR-SALE:
U.S. Government Agency obligations                     $ 51,679           $982           $ --            $52,661
Obligations of states and political subdivisions          1,179             50             --              1,229
Restricted stock:
 Federal Reserve Bank                                       542             --             --                542
 Federal Home Loan Bank                                   1,194             --             --              1,194
 Community Bankers' Bank                                     55             --             --                 55

                                                   ---------------------------------------------------------------
                                                       $ 54,649         $1,032           $ --            $55,681

HELD-TO-MATURITY:
U.S. Government Agency obligations                     $  8,534         $  341           $ --            $ 8,875
Obligations of state and political subdivisions           6,534            130             --              6,664
Domestic corporate debt obligations                         482             64             --                546

------------------------------------------------------------------------------------------------------------------
                                                        $15,550         $  535           $ --            $16,085
==================================================================================================================


The amortized cost and fair value of the securities, including restricted stock, as of December 31, 2003 by contractual maturity, are shown below (dollars in thousands):


==================================================================================================================
DECEMBER 31, 2003                                               AMORTIZED COST                          FAIR VALUE
------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE:
Due within one year                                                  $   2,000                           $   2,025
Due after one year through five years                                   61,483                              61,997
Due after five years through ten years                                  17,197                              17,629
Due after ten years                                                     22,071                              21,081
------------------------------------------------------------------------------------------------------------------
                                                                     $ 102,751                           $ 102,732

HELD-TO-MATURITY:

Due after one year through five years                                $     643                           $     732
Due after five years through ten years                                  37,041                              37,507
Due after ten years                                                      8,829                               8,923

------------------------------------------------------------------------------------------------------------------
                                                                     $  46,513                           $  47,162
==================================================================================================================


The amortized cost of securities pledged as collateral for repurchase agreements, certain public deposits, and other purposes were $56.5 million and $38.8 million at December 31, 2003 and 2002, respectively.

Provided below is a summary of securities which were in an unrealized loss position at December 31, 2003. Of the total securities in an unrealized loss position for less than twelve months, 94.0%, or twenty positions, were U.S. Government

Agency securities with maturities ranging from eighteen months to ten years. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. These unrealized losses are attributable to changes in market interest rates and not the credit quality of the issuer.


-----------------------------------------------------------------------------------------------------------------
At December 31, 2003                     LESS THAN 12 MONTHS        12 MONTHS OF LONGER         TOTAL
-----------------------------------------------------------------------------------------------------------------
                                        Fair        Unrealized      Fair     Unrealized    Fair       Unrealized
(Dollars in thousands)                  Value       Losses          Value    Losses        Value      Losses
-----------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE:
U.S. Government Agency obligations      $46,444       $(555)          --          --       $46,444       $(555)
Domestic corporate debt obligations       1,995          (5)          --          --         1,995          (5)
-----------------------------------------------------------------------------------------------------------------
                                        $48,439       $(560)          --          --       $48,439       $(560)
-----------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY:
-----------------------------------------------------------------------------------------------------------------
Obligations of states/political
subdivisions                            $   953       $ (38)          --          --       $   953       $ (38)
-----------------------------------------------------------------------------------------------------------------


NOTE 3. LOANS

Major classifications of loans are summarized as follows (dollars in thousands):

================================================================================
                                                 2003                     2002
--------------------------------------------------------------------------------

Commercial                                  $  61,178                 $ 44,559
Real estate - 1-4 family residential           88,789                   67,061
Real estate - multifamily residential          29,954                   29,269
Real estate - nonfarm, nonresidential         325,668                  265,694
Real estate - construction                    153,400                  111,333
Consumer                                        6,061                    6,941
--------------------------------------------------------------------------------
TOTAL LOANS                                 $ 665,050                $ 524,857
--------------------------------------------------------------------------------
Less unearned income                            2,742                    2,033
Less allowance for loan losses                  7,457                    5,924
--------------------------------------------------------------------------------
LOANS, NET                                  $ 654,851                $ 516,900
================================================================================

As of December 31, 2003 and 2002, there were $275 thousand and $966 thousand, respectively, in checking account overdrafts that were reclassified on the balance sheet as loans.

NOTE 4.  ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses is shown below for the years ended December 31, (dollars in thousands):


=========================================================================================================
                                                 2003                     2002                     2001
---------------------------------------------------------------------------------------------------------
Allowance, at beginning of period             $ 5,924                  $ 4,356                  $ 2,803

Provision charged against income                1,575                    1,678                    1,572
Recoveries added to reserve                        14                       45                        4
Losses charged to reserve                         (56)                    (155)                     (23)
---------------------------------------------------------------------------------------------------------
ALLOWANCE, AT END OF PERIOD                   $ 7,457                  $ 5,924                  $ 4,356
=========================================================================================================


Information about impaired loans as of and for the years ended December 31, 2003, 2002 and 2001, is as follows (dollars in thousands):


=========================================================================================================
                                                 2003                     2002                     2001
---------------------------------------------------------------------------------------------------------
Impaired loans for which an allowance has
 been provided                                  $ 416                    $ 444                    $ 119
Impaired loans for which no allowance has
 been provided                                     --                       --                       --
---------------------------------------------------------------------------------------------------------
    TOTAL IMPAIRED LOANS                        $ 416                    $ 444                    $ 119
---------------------------------------------------------------------------------------------------------
Allowance provided for impaired loans,
included in the allowance for loan losses          61                       59                       16
Average balance in impaired loans               $ 216                    $ 281                    $ 113
---------------------------------------------------------------------------------------------------------
Interest income recognized                         --                       --                       --
=========================================================================================================


Non-accrual loans excluded from impaired loan disclosure under FASB 114 amounted to $46 thousand, $1.9 million, and $106 thousand at December 31, 2003, 2002 and 2001, respectively. If interest on these loans had been accrued as interest income, such income would have approximated $5 thousand, $33 thousand and $17 thousand for the years ended December 31, 2003, 2002 and 2001, respectively. Loan past due 90 days or more, and still accruing interest totaled $84 thousand at December 31, 2003, and $329 thousand at December 31,2001. There were no loans past due 90 days or more, and still accruing interest at December 31, 2002.

NOTE 5. BANK PREMISES AND EQUIPMENT, NET

Premises and equipment are stated at cost less accumulated depreciation at December 31, 2003 and 2002, as follows (dollars in thousands):


======================================================================================
                                                        2003                     2002
--------------------------------------------------------------------------------------
Land                                                   $1,839                  $1,839
Buildings                                               2,193                   2,193
Furniture, fixtures and equipment                       6,110                   5,444
Leasehold improvements                                  2,050                   1,997
--------------------------------------------------------------------------------------
Total Cost                                            $12,192                 $11,473
Less accumulated depreciation and amortization          6,003                   4,956
--------------------------------------------------------------------------------------
Net premises and equipment                             $6,189                  $6,517
======================================================================================

Depreciation and amortization expense on premises and equipment amounted to $1.1 million, $1.0 million and $878 thousand in 2003, 2002 and 2001,respectively.

NOTE 6. TIME DEPOSITS

The aggregate amount of time deposits with a minimum denomination of $100 thousand each, was approximately $140.7 million and $110.7 million at December 31, 2003 and 2002, respectively. Scheduled maturities of all time deposits at December 31, 2003, are as follows (dollars in thousands):

================================================================================
     2004                                                   $185,215
     2005                                                     56,797
     2006                                                      8,452
     2007                                                     21,850
     2008                                                     41,280
     2009 and thereafter                                          10
--------------------------------------------------------------------------------
                                                            $313,604
================================================================================

NOTE 7. INCOME TAXES

Net deferred tax assets consist of the following components at December 31, 2003 and 2002 (dollars in thousands):


==========================================================================================
                                                         2003                        2002
------------------------------------------------------------------------------------------
DEFERRED TAX ASSETS:

Allowance for loan losses                              $2,536                      $2,014
Non-accrual loans                                          33                          27
Organization costs                                          2                           4
Deferred loan fees                                         83                          83
Securities available-for-sale                               6                          --
Bank premises and equipment                               229                         154
------------------------------------------------------------------------------------------
                                                       $2,889                      $2,282
------------------------------------------------------------------------------------------
DEFERRED TAX LIABILITIES:

Securities available-for-sale                              --                         351
Federal Home Loan Bank stock                                2                           2
------------------------------------------------------------------------------------------
                                                        $   2                       $ 353
------------------------------------------------------------------------------------------
NET DEFERRED TAX ASSETS                                $2,887                      $1,929
------------------------------------------------------------------------------------------

The provision for income tax and its components for the years ending December 31, 2003, 2002, and 2001 are as follows (dollars in thousands):

=======================================================================================================================
DECEMBER 31,                                                           2003                  2002                 2001
-----------------------------------------------------------------------------------------------------------------------
Current tax expense                                                 $ 6,480               $ 4,501              $ 2,957
Deferred tax benefit                                                   (600)                 (609)                (566)
-----------------------------------------------------------------------------------------------------------------------
                                                                    $ 5,880               $ 3,892              $ 2,391
=======================================================================================================================

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2003, 2002, and 2001, due to the following (dollars in thousands):

=======================================================================================================================
DECEMBER 31,                                                           2003                   2002                2001
-----------------------------------------------------------------------------------------------------------------------
Computed "expected" tax expense (34%)                               $ 5,925               $ 3,917               $ 2,399

Increase (decrease) in income taxes resulting from:

  Income at higher statutory rate (35%)                                  74                    16                    --
  Nondeductible expense                                                  40                     8                     6
  Nontaxable income                                                   (159)                  (49)                  (14)
                                                                    $ 5,880               $ 3,892               $ 2,391
=======================================================================================================================

NOTE 8. EARNINGS PER SHARE

The following shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of diluted potential common stock. For the years reported, the weighted average number of shares have been adjusted to give effect to stock dividends and splits. Potential dilutive common stock had no effect on income available to common stockholders.



=======================================================================================================================
                                            2003                         2002                          2001
-----------------------------------------------------------------------------------------------------------------------
                                                 Per Share                    Per Share                     Per Share
                                    Shares        Amount         Shares         Amount         Shares         Amount
-----------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE            7,786,755          $1.48      7,119,514         $1.08       6,778,378         $0.69

Effect of dilutive securities:

  Stock options                       691,577                       560,612                       364,332

  Warrants                             34,124                       313,714                       284,222
-----------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE          8,512,456          $1.36      7,993,840         $0.96       7,426,932         $0.63
=======================================================================================================================


Stock options for 250 shares of common stock were not included in computing diluted earnings per share in 2003, because their effects were anti-dilutive.

NOTE 9. COMMITMENTS AND CONTINGENCIES

The Company leases office space for ten of its branch locations, its operations, mortgage lending, and construction lending departments. These non-cancellable agreements, which expire through April 2017, in some instances require payment of certain operating charges. Generally, all leases contain renewal options of one to two additional five-year terms.

The Company also leases three pieces of equipment under noncancellable agreements that expire through February 2004. All three leases contain purchase options that are available at the end of the lease term.

The total minimum lease commitment, adjusted for the effect of annual fixed increases or the Consumer Price Index, at December 31, 2003, is $5.6 million, due as follows (dollars in thousands):

===================================================================================================
Due in the year ending December 31,                                   2004               $1,087

                                                                      2005                1,097

                                                                      2006                  703

                                                                      2007                  688

                                                                      2008                  577

                                                                Thereafter                1,451
===================================================================================================


The total lease expense was $1.2 million, $1.2 million and $948 thousand in 2003, 2002, and 2001, respectively. In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities that are not presented in the accompanying financial statements. The Company does not anticipate any material losses as a result of the commitments and contingent liabilities.

NOTE 10: LOANS TO OFFICERS AND DIRECTORS

Officers, directors and/or their related business interests are loan customers in the ordinary course of business. In management's opinion, these loans are made on substantially the same terms as those prevailing at the time for comparable loans with other persons and do not involve more than normal risk of collectibility or present other unfavorable features. The aggregate amount outstanding on such loans at December 31, 2003 and 2002, was $5.9 million and $3.9 million, respectively. During 2003, new loans and advances amounted to $2.3 million and repayments of $310 thousand were made.

NOTE 11. STOCK OPTIONS OUTSTANDING

The current plan, adopted May 29, 1998, and amended in May 2001, is a qualified Incentive Stock Option Plan which provides for the granting of options to purchase up to 990,624 shares of common stock at a price to be determined by the Board of Directors at the date of grant, but in any event, no less than 100% of the fair market value. Options outstanding prior to May, 29, 1998, were granted under the Company's plan adopted in 1988 which was replaced by the current plan. As of December 31, 2003, 665,622 options had been granted under the current plan. Options are awarded to employees and the Board of Directors of the Company at the discretion of the Board of Directors. All options expire ten years from the grant date. Options granted under the current plan, through December 31, 2002, vest over three years, while options granted since December 31, 2002, vest over five years. In January 2004, 75,250 options were granted to forty-three officers and seven outside directors of the Company at an exercise price of $31.44 per share.

A summary of the status of the plan at December 31, 2003, 2002 and 2001, and changes during the years ended on those dates is as follows:

----------------------------------------------------------------------------------------------------------------------
                                                2003                      2002                       2001
----------------------------------------------------------------------------------------------------------------------
                                                     Weighted                 Weighted                   Weighted
                                                      Average                  Average                   Average
                                         Number      Exercise    Number of    Exercise       Number of   Exercise
                                       of Shares       Price       Shares       Price         Shares      Price
----------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year           860,030        $4.02     745,328          $3.32      634,573      $ 3.12

Granted                                    111,250       $12.84     115,202          $8.55      132,007      $ 4.40

Exercised                                   80,378        $3.70         500          $3.62       13,899      $ 3.52

Forfeited                                    1,084        $9.42          --             --        7,353      $ 5.08

Outstanding at end of year                 889,818        $5.23     860,030          $4.02      745,328      $ 3.32

Exercisable at end of year                 658,085                  595,888                     452,038

Pro forma weighted-average fair
value per option of options
granted during the year                      $6.15                    $4.06                       $2.24
======================================================================================================================

A further summary about the options outstanding and exercisable at December 31, 2003 is provided in the following table:


                                          OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
----------------------------------------------------------------------------------------------------------------------
  Range of Exercise      Number Outstanding      Remaining         Weighted      Number Exercisable     Weighted
                                                Contractual         Average       at December 31,        Average
        Prices          at December 31, 2003       Life         Exercise Price          2003           Exercise Price
----------------------------------------------------------------------------------------------------------------------
$ 1.45 to $ 1.95                   196,294        2.2 years        $1.71           196,294             $ 1.71
$ 3.61 to $ 4.10                   155,502        4.6 years         3.79           155,502               3.79
$ 4.16 to $ 4.37                   312,609        6.4 years         4.24           269,892               4.22
$ 7.39 to $12.24                   219,413        8.5 years        10.31            36,397               8.54
$19.38 to $33.05                     6,000        9.6 years        23.45                --                 --
----------------------------------------------------------------------------------------------------------------------
$  1.45 TO $33.05                  889,818        5.7 YEARS        $5.23           658,085             $ 3.61


All options granted, available under the current Plan, and exercisable have been adjusted for all three years giving retroactive effect to the five-for-four stock splits in the form of 25% stock dividends in 2001 and 2002, and the two-for-one stock split in the form of a 100% stock dividend in 2003.

In September 2003, the Company adopted an Employee Stock Purchase Plan, subject to approval of the stockholders at the Company's Annual Meeting to be held on April 28, 2004. Under the plan a total of 150,000 shares of common stock were reserved for issuance to eligible employees at a price equal to at least 85% of the fair market value of the shares of common stock on the date of grant. Grants each year expire at the end of that fiscal year if not exercised by the employee. On September 24, 2003, eligible employees were granted the right to purchase 19,026 shares at a price of $23.18 per share, which was equal to 100% of the fair market value of the shares at that time. Of the total grant, 8,433 shares were purchased, and the rights to purchase the remaining 10,593 shares expired. On January 10, 2004, rights to purchase 18,255 shares were granted at a price of $26.72 which was equal to 85% of the fair market value of the shares at that time. Those grants must be exercised by December 31, 2004 or they will expire.

NOTE 12. DIRECTOR COMPENSATION PLAN

In April 1996, the Company granted 185,286 warrants at an exercise price of $3.56 to six outside Directors. In January 1998, the Company granted 41,592 warrants at an exercise price of $3.61 to an additional outside Director. All warrants have been restated giving retroactive effect to the 10% stock restructurings in 1998 and 1999, the 10% stock dividend in 2000, and the five-for-four stock splits in the form of 25% stock dividends in 2001 and 2002, while the warrants granted in January 1998 were also restated giving retroactive effect to the two-for-one stock split in the form of a 100% stock dividend in 2003. Of the total warrants granted in April 1996, 46,321 were exercised in 2002, and 138,965 were exercised in 2003. The warrants granted in January 1998 are still outstanding and expire January 1, 2005.

In addition to the warrants, the seven outside Directors have each been awarded 17,186, 6,250, 2500, and 4,000 options under the Company's Incentive Option Plan in 2000, 2001, 2002, and 2003 respectively and as adjusted for the 10% stock dividend in 2000, the five-for-four stock splits in the form of 25% stock dividends in 2001 and 2002, and the two-for-one stock split in the form of a 100% stock dividend in 2003. In January 2004 each of the seven outside Directors were awarded an additional 2,500 options.

NOTE 13. OTHER BORROWED MONEY AND LINES OF CREDIT

The Bank maintains a $132.1 million line of credit with the Federal Home Loan Bank of Atlanta. The interest rate and term of each advance from the line is dependent upon the advance and commitment type. Advances on the line are secured by all of the Bank's qualifying first lien loans on one-to-four unit single-family dwellings. As of December 31, 2003, the book value of these loans totaled approximately $23.7 million. The amount of available credit is limited to seventy-five percent of the qualifying loans. Advances on the line of credit, in excess of total qualifying loans, require pledging of additional assets including other types of loans and investment securities. At December 31, 2002, the Bank had one advance outstanding in the amount of $400 thousand, at an interest rate of 5.93%. That advance matured on November 16, 2003, and as of December 31, 2003, the Bank had no advances outstanding. The Bank has additional short term unused lines of credit totaling $22 million with nonaffiliated banks at December 31, 2003.

NOTE: 14. TRUST PREFERRED CAPITAL NOTES

On November 13, 2002, the Company completed a private placement issuance of $3.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust I). The securities bear a floating rate of interest, adjusted semi-annually, of 340 basis points over six month Libor, currently 4.67%, with a maximum rate of 12.0% until November 15, 2007. The securities have a thirty-year term and are callable at par beginning November 15, 2007. On December 19, 2002, the Company completed a separate private placement issuance of $15.0 million of trust preferred securities through another newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust II). These securities bear a floating rate of interest, adjusted semi-annually, of 330 basis points over six month Libor, currently 4.53%, with a maximum rate of 11.9% until December 30, 2007. These securities also have a thirty year term and are callable at par beginning December 30, 2007. The principal asset of each trust is a similar amount of the Company's junior subordinated debt securities with like maturities and interest rates to the trust preferred securities. The obligations of the Company with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of each Trust's obligations with respect to the trust preferred securities to the extent set forth in the related guarantees. Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, resulting in a deferral of distribution payments on the related trust preferred securities.

The Trust Preferred Securities may be included in Tier 1 capital for regulatory capital adequacy purposes up to 25.0% of Tier 1 capital after its inclusion. The portion of the trust preferred securities not qualifying as Tier 1 capital may be included as part of total qualifying capital in Tier 2 capital.

NOTE 15. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

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

A summary of the contract or notional amount of the Company's exposure to off-balance-sheet risk as of December 31, 2003 and 2002, is as follows:

 =================================================================================================================
 (Dollars in thousands)                                               2003                        2002
 -----------------------------------------------------------------------------------------------------------------
 Financial instruments whose contract amounts represent
   credit risk:

 Commitments to extend credit                                       $ 26,944                    $ 10,230

 Standby letters of credit and financial
   guarantees                                                       $ 14,732                    $ 11,298

 Unfunded lines of credit                                           $182,761                    $132,909
 =================================================================================================================

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

The Company originates loans for sale to secondary market investors subject to contractually specified and limited recourse provisions. In 2003, the Company originated $287.8 million and sold $303.2 million to investors, compared to $207.8 million originated and $204.7 million sold in 2002. Most contracts with investors contain certain recourse language that may vary from 90 days up to one year. In general, the company may be required to repurchase a previously sold mortgage loan or indemnify the investor if there is major non-compliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. Repurchase may also be required if necessary governmental loan guarantees are canceled or never issued, or if an investor is forced to buy back a loan after it has been re-sold as part of a loan pool. In addition, the Company may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term. The potential default period is approximately twelve months after sale of the loan to the investor. Mortgages subject to recourse are collateralized by single-family residential properties, have loan-to-value ratios of 80% or less, or have private mortgage insurance or are insured or guaranteed by an agency of the United States government.

At December 31, 2003, the Bank had locked-rate commitments to originate and sell mortgage loans amounting to $8.5 million and loans held-for-sale of $3.5 million. The Bank has entered into commitments on a best-effort basis to sell approximately $12 million. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligation.

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

At December 31, 2003 and 2002, there were $509.2 million and $406.3 million, or 76.5% and 77.4%, respectively of total loans concentrated in commercial real estate. Commercial real estate for purposes of this note includes all construction loans, loans secured by 5+ family residential properties and loans secured by non-farm, non-residential properties. At December 31, 2003 and 2002 construction loans represented 23.1% and 21.2% of total loans, loans secured by 5+ family residential properties represented 4.5% and 5.6%, and loans secured by non-farm, non-residential properties represented 49.0% and 50.6%, respectively. Construction loans at December 31, 2003 and 2002 included $110.5 million and $69.5 million in loans to commercial builders of single family housing in the Northern Virginia market, representing 16.6% and 13.2% of total loans, respectively.

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

NOTE 17. FUND RESTRICTIONS AND RESERVE BALANCE

The transfer of funds from the Bank to the Company in the form of loans, advances, and cash dividends are restricted by Federal and State regulatory authorities. As of December 31, 2003, the aggregate amount of unrestricted funds that could be transferred totaled approximately $20.0 million, or 36.30%, of the consolidated net assets of the Company.

As members of the Federal Reserve System, the Company is required to maintain certain average reserve balances. For the final weekly reporting period in the years ended December 31, 2003 and 2002, the aggregate amounts of daily average required balances were approximately $2.2 million and $3.9 million, respectively.

NOTE 18.  EMPLOYEE BENEFITS

The Company has a 401(k) defined contribution plan covering substantially all full-time employees and provides that an employee becomes eligible to participate at the date he or she has reached the age of 21 and has completed three months of service, whichever occurs last. Under the plan, a participant may contribute up to 15% of his or her covered compensation for the year, subject to certain limitations. The Company may also make, but is not required to make, a discretionary contribution for each participant out of its current or accumulated net profits. The amount of contribution, if any, is determined on an annual basis by the Board of Directors. Contributions made by the Company totaled $212 thousand, $182 thousand and $141 thousand for the years ended December 31, 2003, 2002 and 2001, respectively.

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

At December 31, 2003 and 2002, the fair value of loan commitments and stand-by letters of credit were deemed immaterial.

The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

=================================================================================================================
                                                        2003                                 2002
-----------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                      Carrying      Estimated Fair     Carrying Amount     Estimated Fair
                                             Amount           Value                                   Value
-----------------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS:

Cash and short-term investments                 $54,056            $ 54,056           $43,978            $43,978

Securities                                      149,245             149,894            71,231             71,766

Loans held-for-sale                               3,513               3,513            18,948             18,948

Loans                                           654,851             682,969           516,900            542,880

Accrued interest receivable                       3,372               3,372             2,489              2,489
-----------------------------------------------------------------------------------------------------------------
   Total Financial assets                     $ 865,037           $ 893,804         $ 653,546          $ 680,061
=================================================================================================================
FINANCIAL LIABILITIES:

Deposits                                      $ 773,511           $ 776,672         $ 566,996          $ 572,909

Securities sold under agreement to
  repurchase and federal funds purchased         30,887              30,882            32,081             32,073

Other borrowed funds                             18,000              18,086            18,400             18,364
Accrued interest payable                          1,024               1,024             1,271              1,271
-----------------------------------------------------------------------------------------------------------------
   Total Financial liabilities                $ 823,422           $ 826,664         $ 618,748          $ 624,617
=================================================================================================================

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total Capital, Tier 1 Capital and Tier 1 Leverage Capital. Total Capital and Tier 1 Capital ratios are in reference to risk-weighted assets (as defined), and the Tier 1 Leverage Capital ratio is in reference to average assets. Management believes, as of December 31, 2003 and 2002, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2003, the Bank is categorized as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized", the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since December 31, 2003 that management believes changed the Bank's category. The Company's and the Bank's actual capital amounts and ratios are also presented in the table.


-----------------------------------------------------------------------------------------------------------------
                                                                                            Minimum To Be
                                                                                       Well-Capitalized Under
                                                               Minimum Capital        Prompt Corrective Action
                                       Actual Capital            Requirement*                Provisions
-----------------------------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 2003:           AMOUNT        RATIO        AMOUNT       RATIO       AMOUNT         RATIO
-----------------------------------------------------------------------------------------------------------------
TOTAL CAPITAL:

Company                          $80,558        11.13%     $57,911        8.00%        $ N/A           N/A

Bank                              79,781        11.03%      57,877        8.00%       72,346          10.00%

TIER 1 CAPITAL:
Company                          $73,101        10.10%     $28,956        4.00%        $ N/A           N/A

Bank                              54,323         7.51%      28,938        4.00%       43,408           6.00%

TIER 1 LEVERAGE CAPITAL:
Company                          $73,101         8.49%     $34,441        4.00%        $ N/A           N/A

Bank                              54,324         6.33%      34,327        4.00%       42,909           5.00%
-----------------------------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 2002:
-----------------------------------------------------------------------------------------------------------------
TOTAL CAPITAL:

Company                          $65,079        11.89%     $43,774        8.00%        $ N/A           N/A

Bank                              56,492        10.33%      43,731        8.00%       54,664          10.00%

TIER 1 CAPITAL:

Company                          $54,873        10.03%     $21,887        4.00%        $ N/A           N/A

Bank                              36,567         6.69%      21,865        4.00%       32,798           6.00%

TIER 1 LEVERAGE CAPITAL

Company                          $54,873         8.52%     $25,762        4.00%        $ N/A           N/A

Bank                              36,567         5.72%      25,571        4.00%       31,964           5.00%
-----------------------------------------------------------------------------------------------------------------
  * The minimum capital requirement for the Company is a guideline.

NOTE 21. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY


===================================================================================================================
BALANCE SHEETS (IN THOUSANDS)                                  DECEMBER 31, 2003             DECEMBER 31, 2002
                                                       ------------------------------------------------------------
Assets:
  Cash and due from banks                                              $  349                        $ 8,090
  Investment in Subsidiary                                             54,884                         37,832
  Subordinated Debt in Subsidiary                                      18,000                         14,000
  Other Assets                                                            430                            542
-------------------------------------------------------------------------------------------------------------------
    TOTAL ASSETS                                                     $ 73,663                       $ 60,464
-------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity:
  Junior subordinated capital notes                                  $ 18,570                       $ 18,570
  Other Liabilities                                                         1                             44
-------------------------------------------------------------------------------------------------------------------
    Total Liabilities                                                $ 18,571                       $ 18,614
-------------------------------------------------------------------------------------------------------------------
    Stockholders' Equity                                               55,092                         41,850
-------------------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 73,663                       $ 60,464
===================================================================================================================

===================================================================================================================
STATEMENTS OF INCOME (IN THOUSANDS)                                      YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------------------------
                                                                       2003                2002               2001
                                                       ------------------------------------------------------------
Income:
  Interest on subordinated debt                                       $ 879               $ 615              $ 479
  Dividend from subsidiary                                               --               4,017                 98
-------------------------------------------------------------------------------------------------------------------
    Total Income                                                        879               4,632                577
-------------------------------------------------------------------------------------------------------------------
Expenses:

  Interest on trust preferred capital notes                          $  835               $  44                 --
  Interest on long term debt                                             --                 472                491
  Other operating expense                                               352                  94                 32
-------------------------------------------------------------------------------------------------------------------
    Total Expenses                                                    1,187                 610                523
-------------------------------------------------------------------------------------------------------------------
Gain (loss) before income taxes (benefit) and equity
in undistributed earnings of subsidiary                             $ (308)              $4,022              $  54
Income Tax (Benefit)                                                  (108)                   2                (15)
-------------------------------------------------------------------------------------------------------------------
                                                                      (200)               4,020                 69

Equity in undistributed net income of
  Virginia Commerce Bank                                             11,746               3,656              4,596
-------------------------------------------------------------------------------------------------------------------
     Net Income                                                    $ 11,546              $7,676            $ 4,665
===================================================================================================================



===================================================================================================================
STATEMENTS OF CASH FLOWS (IN THOUSANDS)                                    YEAR ENDED DECEMBER 31,
                                                            -------------------------------------------------------
                                                                          2003               2002             2001
                                                            -------------------------------------------------------
Cash Flows from Operating Activities
    Net Income                                                       $ 11,546             $7,676          $ 4,665
Adjustments to reconcile net income to net cash
     Provided by (used in) operating activities:
Equity in undistributed net income of Virginia
     Commerce Bank                                                    (11,746)            (3,656)          (4,596)
Decrease (increase) in other assets                                       112               (511)             112
Increase (decrease) in other liabilities                                  (43)                36             (177)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in ) operating activities                  $  (131)            $ 3,545            $   4
-------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
-------------------------------------------------------------------------------------------------------------------
     Purchase additional stock in subsidiary                           (6,000)            (7,570)               --
     Purchase of debt securities                                       (4,000)            (2,900)          (4,100)
-------------------------------------------------------------------------------------------------------------------
Net cash (used in) investing activities                             $ (10,000)          $(10,470)         $(4,100)
-------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
     Net (decrease) increase in long term debt                              --           (11,000)            4,000
     Net increase in junior subordinated capital notes                      --             18,570               --
     Common stock issued                                                 2,390              7,450               97
     Cash paid in lieu of fractional shares                                 --                (6)              (3)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                              $ 2,390           $ 15,014           $4,094
-------------------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                   $(7,741)            $ 8,089           $  (2)
Beginning                                                                8,090                  1                3
Ending                                                                  $  349            $ 8,090            $   1
===================================================================================================================


NOTE 22. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected financial information for the quarterly periods of 2003 and 2002 is presented below (dollars in thousands except per share data):


                                                       2003 QUARTERS
                                   -------------------------------------------------------
                                       FIRST         SECOND        THIRD        FOURTH
                                   -------------------------------------------------------
Interest income                          $10,588       $11,293      $11,758       $12,329
Interest expense                           3,387         3,584        3,496         3,426
------------------------------------------------------------------------------------------
     Net interest income                  $7,201        $7,709       $8,262        $8,903
Provision for loan losses                    356           408          323           488
     Net interest income after
     provision for loan losses            $6,845        $7,301       $7,939        $8,415
Non-interest income                        1,743         1,989        2,457         1,557
Non-interest expense                       4,918         5,032        5,481         5,389
------------------------------------------------------------------------------------------
     Income before taxes                  $3,670        $4,258       $4,915        $4,583
Income tax expense                         1,252         1,421        1,651         1,556
------------------------------------------------------------------------------------------
     Net income                           $2,418        $2,837       $3,264        $3,027
------------------------------------------------------------------------------------------
Net income per common share:

     Basic                                $ 0.32        $ 0.36       $ 0.42        $ 0.38
     Diluted                              $ 0.29        $ 0.33       $ 0.38        $ 0.36


                                                       2002 QUARTERS
                                   -------------------------------------------------------
                                       FIRST         SECOND        THIRD        FOURTH
                                   -------------------------------------------------------
Interest income                           $8,748        $9,634      $10,225       $10,391
Interest expense                           3,377         3,563        3,643         3,545
------------------------------------------------------------------------------------------
     Net interest income                  $5,371        $6,071       $6,582        $6,846
Provision for loan losses                    521           322          571           264
     Net interest income after
     provision for loan losses            $4,850        $5,749       $6,011        $6,582
Non-interest income                        1,267         1,194        1,368         1,764
Non-interest expense                       4,065         4,116        4,235         4,801
------------------------------------------------------------------------------------------
     Income before taxes                  $2,052        $2,827       $3,144        $3,545
Income tax expense                           689           952        1,058         1,193
------------------------------------------------------------------------------------------
     Net income                           $1,363        $1,875       $2,086        $2,352
------------------------------------------------------------------------------------------
Net income per common share:
     Basic                                $ 0.20        $ 0.28       $ 0.28        $ 0.32
     Diluted                              $ 0.18        $ 0.24       $ 0.25        $ 0.29

NOTE 23: SEGMENT REPORTING

In accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" the Company has two reportable segments, its community banking operations and its mortgage banking division. Community banking operations, the major segment, involves making loans and gathering deposits from individuals and businesses in the Bank's market area, while the mortgage banking division originates and sells mortgage loans, serving released, on one-to-four family residential properties. Revenues from mortgage lending consist of interest earned on mortgage loans held-for-sale, loan origination fees, and net gains on the sale of loans in the secondary market. The Bank provides the mortgage division with short term funds to originate loans and charges it interest on the funds based on what the Bank earns on overnight funds. Expenses include both fixed overhead and variable costs on originated loans such as loan officer commissions, document preparation and courier fees. The following table presents segment information for the years ended December 31, 2003, 2002 and 2001. Eliminations consist of overhead and interest charges by the Bank to the mortgage lending division.


=====================================================================================================================
                                                                                 2003
---------------------------------------------------------------------------------------------------------------------
(In thousands)                                          Community           Mortgage      Eliminations        Total
                                                         Banking            Lending
---------------------------------------------------------------------------------------------------------------------
  Interest income                                       $ 45,216              $ 752           $  --         $ 45,968
  Non-interest income                                      2,076              5,670              --            7,746
---------------------------------------------------------------------------------------------------------------------
     Total operating income                             $ 47,292            $ 6,422           $  --         $ 53,714

  Interest expense                                      $ 13,893              $ 120          $(120)         $ 13,893
  Provision for loan losses                                1,575                 --              --            1,575
  Non-interest expense                                    17,185              3,676            (41)           20,820
     Total operating expense                            $ 32,653            $ 3,796          $(161)         $ 36,288
---------------------------------------------------------------------------------------------------------------------
Income before taxes on income                           $ 14,639            $ 2,626           $ 161         $ 17,426
Provision for income taxes                                 4,987                893              --            5,880
---------------------------------------------------------------------------------------------------------------------
Net Income                                               $ 9,652            $ 1,733           $ 161         $ 11,546
---------------------------------------------------------------------------------------------------------------------

Total Assets                                           $ 877,462            $ 3,662           $  --        $ 881,124
=====================================================================================================================


=====================================================================================================================
                                                                                 2002
=====================================================================================================================
(In thousands)                                          Community           Mortgage      Eliminations        Total
                                                         Banking            Lending
---------------------------------------------------------------------------------------------------------------------
  Interest income                                       $ 38,430              $ 568          $  --          $ 38,998
  Non-interest income                                      1,673              3,920             --             5,593
---------------------------------------------------------------------------------------------------------------------
     Total operating income                             $ 40,103            $ 4,488          $  --          $ 44,591

  Interest expense                                      $ 14,128              $ 121          $(121)         $ 14,128
  Provision for loan losses                                1,678                 --             --             1,678
  Non-interest expense                                    14,594              2,662            (39)           17,217
     Total operating expense                            $ 30,400            $ 2,783          $(160)         $ 33,023
---------------------------------------------------------------------------------------------------------------------
Income before taxes on income                            $ 9,703            $ 1,705          $ 160          $ 11,568
Provision for income taxes                                 3,314                578             --             3,892
---------------------------------------------------------------------------------------------------------------------
Net Income                                               $ 6,389            $ 1,127          $ 160           $ 7,676
---------------------------------------------------------------------------------------------------------------------

Total Assets                                           $ 643,743           $ 19,144          $  --         $ 662,887
=====================================================================================================================


=====================================================================================================================
                                                                                 2001
=====================================================================================================================
(In thousands)                                          Community           Mortgage      Eliminations        Total
                                                         Banking            Lending
---------------------------------------------------------------------------------------------------------------------
  Interest income                                       $ 33,380              $ 517           $  --         $ 33,897
  Non-interest income                                      1,325              3,379              --            4,704
---------------------------------------------------------------------------------------------------------------------
     Total operating income                             $ 34,705            $ 3,896           $  --         $ 38,601

  Interest expense                                      $ 15,991              $ 252           $(252)        $ 15,991
  Provision for loan losses                                1,572                 --              --            1,572
  Non-interest expense                                    11,793              2,227             (38)          13,982
     Total operating expense                            $ 29,356            $ 2,479           $(290)        $ 31,545
---------------------------------------------------------------------------------------------------------------------
Income before taxes on income                            $ 5,349            $ 1,417           $ 290          $ 7,056
Provision for income taxes                                 1,909                482              --            2,391
---------------------------------------------------------------------------------------------------------------------
Net Income                                               $ 3,440              $ 935           $ 290          $ 4,665
---------------------------------------------------------------------------------------------------------------------

Total Assets                                           $ 473,488           $ 16,023           $  --        $ 489,511
=====================================================================================================================

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

The Company's and the Bank's executive offices, a branch with a drive-in facility, and an investments services office are located at 5350 Lee Highway, Arlington, Virginia. The Bank has twelve additional full service branch offices, located at: 2930 Wilson Boulevard and 6500 Williamsburg Boulevard, both in Arlington, Virginia; 1414 Prince Street, 5140 Duke Street and 506 King Street in Alexandria, Virginia, 1356 Chain Bridge Road in McLean, Virginia, 4230 John Marr Drive in Annandale, Virginia, 10777 Main Street in Fairfax, Virginia, 374 Maple Avenue East in Vienna, Virginia, 13881 G Metrotech Drive in Chantilly, Virginia, 2030 Old Bridge Road in Lake Ridge, Virginia, and 11820 Spectrum Center in Reston, Virginia. Additionally, the Bank maintains residential mortgage lending offices, located in Vienna and Warrenton, Virginia.

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

The majority of the Bank's deposits are attracted from individuals and business in the Metropolitan Washington DC area, and as such, no material portion of the Bank's deposits have been obtained from any single person, single entity, or area outside the Metropolitan Washington DC area. The loss of any one or more of the Bank's depositors would not have a materially adverse effect on the business of the Bank. The Bank's loans are not concentrated within a single industry or group of related industries.

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

On December 31, 2003, the Company had 168 full-time equivalent employees, including four executive officers. None of the Company's employees presently is represented by a union or covered under a collective bargaining agreement. Management of the Company believes that its employee relations are satisfactory. The Company does not have any employees that are not also employees of the Bank.

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

From time to time, new legislation or regulations are adopted which increase the cost of doing business, limit or expand permissible activities, or otherwise affect the competitive balance between banks and other financial institutions. Bills have been introduced in each of the last several Congresses which would permit banks to pay interest on checking and demand deposit accounts established by businesses, a practice which is currently prohibited by regulation. If the legislation effectively permitting the payment of interest on business demand deposits is enacted, of which there can be no assurance, it is likely that we may be required to pay interest on some portion of our demand deposits in order to compete against other banks. As a significant portion of our deposits are demand deposits established by businesses, payment of interest on these deposits could have a significant negative impact on our net income, net interest income, interest margin, return on assets and equity, and other indices of financial performance. We expect that other banks would be faced with similar negative impacts. We also expect that the primary focus of competition would continue to be based on other factors, such as quality of service. Additionally, various proposals are under consideration and study for the reform or revision of deposit insurance premium assessment system. Currently, we are not subject to payment of deposit insurance premiums and generally have not been over the past several years. If we are required to pay deposit insurance premiums, our earnings will be adversely affected.

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

LENDING ACTIVITIES

The Bank offers a wide array of lending services to its customers, including commercial loans, commercial real estate loans, lines of credit, equipment financing, construction loans, letters of credit, residential mortgages, personal loans, auto loans and home equity loans and lines of credit. Loan terms, including interest rates, loan-to-value ratios, and maturities, are tailored as much as possible to meet the needs of the borrower within prudent lending guidelines in terms of interest rate risk and credit risk.

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

The Bank's goal is to build and maintain a commercial loan portfolio consisting of term loans, lines of credit, commercial real estate and construction loans provided primarily to locally-based borrowers. Additionally, installment loans and personal lines of credit, as well as residential mortgages, are made available to consumer customers. Commercial loans are generally considered to have a higher degree of risk of default or loss than other types of loans, such as residential real estate loans, because repayment may be affected by general economic conditions, interest rates, the quality of management of the business, and other factors which may cause a borrower to be unable to repay its obligations. General economic conditions can directly or indirectly affect the quality of a small and mid-sized business loan portfolio. The Bank manages the loan portfolio to avoid high concentrations of similar industry loan types and/or property types in relation to total capital. Commercial construction loans will make up 50-100% of total capital, residential construction loans 125-250%, non-farm non-residential real estate loans 400-600%, residential mortgages and home equity loans 100-200%, commercial loans 100-200% and consumer installment and personal loans 50-100%. Overall, real estate loans will not exceed 1,150% of total capital. There can however, be no assurance that the Bank will be able to achieve or maintain this distribution of loans. At December 31, 2003 the loan portfolio's actual composition compared to qualified capital consisted of approximately 37% commercial construction loans, 155% residential construction loans, 446% non-farm non-residential real estate loans, 111% residential mortgages and home equity loans, 77% commercial loans and 8% consumer installment and personal loans. Total real estate loans were 749%.

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

At December 31, 2003, the Banks statutory lending limit to any single borrower was $11,967,953 subject to certain exceptions provided under applicable law. As of December 31, 2003, the Bank's credit exposure to its largest borrower did not exceed $7,500,000.

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

Commercial real estate loans will generally represent borrower occupied transactions with a principal reliance on the borrowing businesses' ability to repay or investor transactions focused on tenant quality, occupancy and expense controls, as well as prudent guidelines for assessing real estate values. Risks inherent in managing a commercial real estate portfolio relate to either sudden or gradual drops in property values as a result of a general or local economic downturn. A decline in real estate values can cause loan to value margins to increase and diminish the Bank's equity cushion on both an individual and portfolio basis. The Bank attempts to mitigate commercial real estate lending risks by carefully underwriting each loan of this type to address the perceived risks in the individual transaction. Generally, the Bank requires a loan-to-value ratio of 80% of the lesser of cost or appraisal for owner occupied transactions and 75% for investor transactions. A borrower's ability to repay is carefully analyzed and policy calls for a minimum ongoing cash flow to debt service requirement of 1.10 to 1 although most loans exceed this minimum. An approved list of commercial real estate appraisers selected on the basis of a reputation for quality and accuracy has been established. Each appraisal is scrutinized in an effort to insure compliance with established appraisal guidelines and conformity with current comparable market values. The Bank generally requires personal guarantees on all loans to closely-held entities as a matter of policy. Borrowers are required to provide, at a minimum, annual corporate, partnership and personal financial statements to comply with Bank policy. Interest rate risk to the Bank is mitigated by using either floating interest rates or by fixing rates for an intermediate period of time, generally less than five years. While loan amortizations may be approved for up to 360 months, loans generally have a call provision (maturity date) of 10 years or less.

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

At December 31, 2003, the Bank's Tier 1 risk based capital ratio was 7.71%, its Total risk based capital ratio was 11.03% and its Leverage Capital ratio was 6.33%. At December 31, 2003, the Company's Tier 1 Capital was 10.10%, its Total Capital was 11.13% and its Leverage Capital ratio was 8.49%.

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

An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate federal banking agency within 45 days of the date the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the applicable agency. An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. Such guaranty shall be limited to the lesser of (i) an amount equal to 5.0% of the institution's total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary at such time to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized. Such a guaranty shall expire after the federal banking agency notifies the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. An institution which fails to submit a written capital restoration plan within the requisite period, including any required performance guaranty, or fails in any material respect to implement a capital restoration plan, shall be subject to the restrictions in Section 38 of the FDIA which are applicable to significantly undercapitalized institutions. At December 31, 2003, the Bank was considered to be a "well capitalized" institution for purposes of Section 38 of the FDIA.

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

The Bank leases ten locations: the Alexandria Office, located at 1414 Prince Street, Alexandria, Virginia, consists of 2,500 square feet; the McLean Office, located at 1356 Chain Bridge Road, McLean, Virginia, consists of 1,625 square feet; the Williamsburg Boulevard Office, located at 6500 Williamsburg Road, Arlington, Virginia, consists of 1,781 square feet; the Annandale Office, located at 4230 John Marr Drive, Annandale, Virginia, consists of 2,400 square feet; the Fairfax Office, located at 10777 Main Street, Fairfax Virginia, consists of 2,038 square feet; the Vienna Office, located at 374 Maple Avenue, Vienna, Virginia, consists of 5,831 square feet; the King Street Office, located at 506 King Street, Alexandria Virginia, consists of 1,484 square feet; the Chantilly Office, located at 13881 G Metrotech Drive, Chantilly Virginia, consists of 1,950 square feet; the Lake Ridge office, located at 2030 Old Bridge Road, Lake Ridge, Virginia consists of 2,492 square feet; the Reston Office, located at 11820 Spectrum Center, Reston Virginia consists of 3,700 square feet, and the Bank's operations center, located at 14201 Sullyfield Circle, Chantilly, Virginia consists of 14,756 square feet. Generally the leases contain renewal option clauses for one or two additional five-year terms, and in some instances require payment of certain operating charges. The total rental expense under the leases was $1.2 million in 2003. The total minimum rental commitment under the leases as of December 31, 2003 is as follows: $1.1 million for 2004; $1.1 million for 2005, $703 thousand for 2006, $688 thousand for 2007, $577 thousand for 2008 and $1.5 million for 2009 and beyond.

CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of he period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K

The following financial statements are included in this report:
         Consolidated Balance Sheets at December 31, 2002 and 2003
         Consolidated Statements of Income for the years ended December 31,
           2001, 2002 and 2003
         Consolidated Statements of Cash Flows for the years ended December 31,
           2001, 2002 and 2003
         Consolidated Statements of Changes in Stockholders' Equity for the
           years ended December 31, 2001, 2002 and 2003
         Notes to the Consolidated Financial Statements
         Report of Independent Auditors

All financial statement schedules have been omitted as the required information is either inapplicable or included in the consolidated financial statements or related notes.

Exhibits

   Exhibit No.        Description
   -----------        -----------

       3.1          Articles of Incorporation of Virginia Commerce Bancorp, Inc. (1)
       3.2          Bylaws of Virginia Commerce Bancorp, Inc. (1)
       4.1          Junior  Subordinated  Indenture,  dated as of  November  15,  2002  between  Virginia
                    Commerce Bancorp, Inc. and The Bank of New York, as Trustee (2)
       4.2          Amended  and  Restated  Declaration  of Trust,  dated as of  November  15, 2002 among
                    Virginia Commerce Bancorp,  Inc., The Bank of New York, as Property Trustee, The Bank
                    of New York  (Delaware),  as  Delaware  Trustee,  and Peter A.  Converse,  William K.
                    Beauchesne and Marcia J. Hopkins as Administrative Trustees (2)
       4.3          Guarantee  Agreement  dated  as of  November  15,  2002,  between  Virginia  Commerce
                    Bancorp, Inc. and The Bank of New York, as Guarantee Trustee (2)
       4.4          Junior  Subordinated  Indenture,  dated as of  December  19,  2002  between  Virginia
                    Commerce Bancorp, Inc. and The Bank of New York, as Indenture Trustee (2)
       4.5          Amended  and  Restated  Declaration  of Trust,  dated as of  December  19, 2002 among
                    Virginia Commerce Bancorp,  Inc., The Bank of New York, as Property Trustee, The Bank
                    of New York  (Delaware),  as  Delaware  Trustee,  and Peter A.  Converse,  William K.
                    Beauchesne and Marcia J. Hopkins as Administrative Trustees (2)
       4.6          Guarantee  Agreement  dated  as of  December  19,  2002,  between  Virginia  Commerce
                    Bancorp, Inc. and The Bank of New York, as Guarantee Trustee (2)
      10.1          1998 Stock Option Plan (1)
      10.2          2003 Employee Stock Purchase Plan (3)
       11           Statement Regarding Computation of Per Share Earnings
                        See Note 8 to the Consolidated Financial Statements
       21           Subsidiaries of the Registrant
       23           Consent of Yount, Hyde & Barbour, PC, Independent Auditors
      31.1          Certification of Peter A. Converse, President and Chief Executive Officer
      31.2          Certification of William K. Beauchesne, Treasurer and Chief Financial Officer
      32.1          Certification of Peter A. Converse, President and Chief Executive Officer
      32.2          Certification of William K. Beauchesne, Treasurer and Chief Financial Officer

(1) Incorporated by reference to the same numbered exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. (2) Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation S-K. Virginia Commerce Bancorp, Inc. agrees to provide a copy of these documents to the Commission upon request. (3) Incorporated by reference to exhibit 4 to the Company's Registration Statement on Form S-8 (No. 333-109079).

Reports on Form 8-K

On October 8, 2003, the Company filed a current report on form 8-K, under item 5 thereof, reflecting the announcement of earnings for the period ended September 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VIRGINIA COMMERCE BANCORP, INC.


                                        By:   /s/ Peter A. Converse
                                              -----------------------------
                                               Peter A. Converse, President

Dated:  March 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         NAME                                        CAPACITY                                    DATE


 /s/ Leonard Adler                                   Director                                    March 15, 2004
----------------------------
Leonard Adler


 /s/ Peter A. Converse                               Director, President and Chief Executive     March 15, 2004
----------------------------                         Officer (Principal Executive Officer)
Peter A. Converse

 /s/Frank L. Cowles, Jr.                             Director                                    March 15, 2004
----------------------------
Frank L. Cowles, Jr.


 /s/ W. Douglas Fisher                               Chairman of the Board of Directors          March 15, 2004
----------------------------
W. Douglas Fisher


 /s/ David M. Guernsey                               Vice Chairman of the Board of Directors     March 15, 2004
----------------------------
David M. Guernsey


 /s/ Robert H. L'Hommedieu                           Director                                    March 15, 2004
----------------------------
Robert H. L'Hommedieu


 /s/ Norris E. Mitchell                              Director                                    March 15, 2004
----------------------------
Norris E. Mitchell


 /s/ Arthur L. Walters                               Vice Chairman of the Board of Directors     March 15, 2004
----------------------------
Arthur L. Walters


 /s/ William K. Beauchesne                           Treasurer and Chief Financial Officer       March 15, 2004
----------------------------                         (Principal Financial and Accounting Officer)
William K. Beauchesne
