Form 10-Q
period 2004-03-31
VIRGINIA COMMERCE BANCORP INC
filed 2004-05-05
CIK 1099305

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2004
                               --------------


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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X  No    .
                                       ---    ---

Indicate by check whether the registrant is an accelerated file as defined in
Rule 12b-2 of the Securities Exchange Act of 1934. Yes  X  No    .
                                                       ---    ---

As of May 5, 2004, the number of outstanding shares of registrant's common stock, par value $1.00 per share was: 7,932,583

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         VIRGINIA COMMERCE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                (In thousands of dollars, except per share data)


                                                                       Unaudited       Audited
                                                                       March 31,     December 31,
                                                                         2004           2003
                                                                       ---------     ------------
ASSETS
Cash and due from banks                                                $  20,641      $  22,434
Securities (fair value: 2004, $138,438; 2003, $149,894)                  137,253        149,245
Federal funds sold                                                        44,187         31,622
Loans held-for-sale                                                       12,453          3,513
Loans, net of allowance for loan losses of $7,948 in 2004 and
  $7,457 in 2003                                                         722,739        654,851
Bank premises and equipment, net                                           6,264          6,189
Accrued interest receivable                                                3,059          3,372
Other assets                                                               9,847          9,898
                                                                       ---------      ---------
   Total assets                                                        $ 956,443      $ 881,124
                                                                       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS
   Demand deposits                                                     $ 131,027      $ 119,785
   Savings and interest-bearing demand deposits                          340,168        340,122
   Time deposits                                                         374,003        313,604
                                                                       ---------      ---------
   Total deposits                                                      $ 845,198      $ 773,511
Securities sold under agreement to repurchase and federal funds
  purchased                                                               30,574         30,887
Trust preferred capital notes                                             18,000         18,000
Accrued interest payable                                                   1,293          1,024
Other liabilities                                                          2,193          2,610
Commitments and contingent liabilities                                        --             --
                                                                       ---------      ---------
   Total liabilities                                                   $ 897,258      $ 826,032
                                                                       =========      =========

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par, 1,000,000 shares authorized and            $      --      $      --
  un-issued
Common stock, $1.00 par, 20,000,000 shares authorized, issued and
  outstanding 2004, 7,932,285; 2003, 7,860,291                             7,932          7,860
Surplus                                                                   18,344         17,891
Retained earnings                                                         32,439         29,354
Accumulated other comprehensive income (loss), net                           470            (13)
                                                                       ---------      ---------
   Total stockholders' equity                                          $  59,185      $  55,092
                                                                       ---------      ---------
   Total liabilities and stockholders' equity                          $ 956,443      $ 881,124
                                                                       =========      =========

Notes to consolidated financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands of dollars except per share data)
                                   (Unaudited)


                                                               Three Months Ended March 31,
                                                                     2004         2003
                                                                   -------      -------
INTEREST AND DIVIDEND INCOME:
    Interest and fees on loans                                     $11,130      $ 9,692
    Interest and dividends on investment securities:
        Taxable                                                      1,259          716
        Tax-exempt                                                      73           67
        Dividends                                                       24           24
    Interest on federal funds sold                                      47           89
                                                                   -------      -------
   Total interest and dividend income                              $12,533      $10,588
                                                                   -------      -------
INTEREST EXPENSE:
    Deposits                                                       $ 3,292      $ 3,140
    Securities sold under agreement to repurchase and federal
     funds purchased                                                    31           28
    Other borrowed funds                                                 4            6
    Trust preferred capital notes                                      207          213
                                                                   -------      -------
    Total interest expense                                         $ 3,534      $ 3,387
                                                                   -------      -------
NET INTEREST INCOME:                                               $ 8,999      $ 7,201
    Provision for loan losses                                          487          356
                                                                   -------      -------
    Net interest income after provision for loan losses            $ 8,512      $ 6,845
                                                                   -------      -------
NON-INTEREST INCOME:
     Service charges and other fees                                $   447      $   418
     Non-deposit investment services commissions                        82            2
     Fees and net gains on loans held-for-sale                         591        1,299
     Other                                                              89           24
                                                                   -------      -------
     Total non-interest income                                     $ 1,209      $ 1,743
                                                                   -------      -------
NON-INTEREST EXPENSE:
     Salaries and employee benefits                                $ 2,848      $ 2,998
     Occupancy expense                                                 781          785
     Data processing                                                   313          284
     Other operating expense                                         1,105          851
                                                                   -------      -------
     Total non-interest expense                                    $ 5,047      $ 4,918
                                                                   -------      -------
     Income before taxes on income                                 $ 4,674      $ 3,670
     Provision for income taxes                                      1,588        1,252
                                                                   -------      -------
NET INCOME                                                         $ 3,086      $ 2,418
                                                                   =======      =======
     Earnings per common share, basic (1)                          $  0.39      $  0.32
     Earnings per common share, diluted (1)                        $  0.36      $  0.29

(1) Adjusted giving effect to a two-for-one split in the form of a 100% stock dividend in May 2003. Notes to consolidated financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               For the three months ended March 31, 2004 and 2003
                            (In Thousands of Dollars)
                                   (Unaudited)


                                                                                      Accumulated
                                                                                         Other                         Total
                                            Preferred   Common             Retained  Comprehensive  Comprehensive  Stockholders'
                                              Stock     Stock    Surplus   Earnings  Income (Loss)      Income         Equity
                                            ---------  --------  --------  --------  -------------  -------------  -------------
Balance, January 1, 2003                     $     --  $  3,739  $ 19,622  $ 17,807     $    682                     $ 41,850
Comprehensive Income:
  Net Income                                                                  2,418                   $  2,418          2,418
  Other comprehensive income, net of tax,
    unrealized holding losses arising
    during the period (net of tax of $85)                                                   (165)         (165)          (165)
Total comprehensive income                                                                            $  2,253
                                                                                                      ========
Stock options/warrants exercised                   --       153     1,771        --           --                        1,924
                                             ---------------------------------------------------                     --------
Balance, March 31, 2003                      $     --  $  3,892  $ 21,393  $ 20,225     $    517                     $ 46,027
                                             ===================================================                     ========
Balance, January 1, 2004                     $     --  $  7,860  $ 17,891  $ 29,353     $    (13)                    $ 55,091
Comprehensive Income:
  Net Income                                                                  3,086                   $  3,086          3,086
  Other comprehensive income, net of tax,
    unrealized holding gains arising
    during the period (net of tax of $260)                                                   483           483            483
Total comprehensive income                                                                            $  3,569
                                                                                                      ========
Stock options/warrants exercised                   --        72       453        --           --                          525
                                             ---------------------------------------------------                     --------
Balance, March 31, 2004                      $     --  $  7,932  $ 18,344  $ 32,439     $    470                     $ 59,185
                                             ===================================================                     ========

Notes to consolidated financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)


                                                                                Three Months Ended
                                                                                    March 31,
                                                                             -----------------------
                                                                               2004           2003
                                                                             --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                               $  3,086       $  2,418
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                            249            239
         Provision for loan losses                                                487            356
         Deferred tax benefit                                                    (127)          (142)
         Amortization of security premiums and (accretion) of discounts           (40)            (7)
         Origination of loans held-for-sale                                   (31,620)       (69,823)
         Sales of loans                                                        22,679         73,532
         Changes in other assets and other liabilities:
            Decrease (increase) in accrued interest receivable                    313           (104)
            (Increase) decrease in other assets                                   (82)            16
            Decrease in other liabilities                                        (148)        (1,504)
                                                                             --------       --------
              Net Cash Provided by (Used In) Operating Activities            $ (5,203)      $  4,981

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in loans                                                     (68,375)       (31,451)
    Purchase of securities available-for-sale                                 (18,767)       (35,915)
    Purchase of securities held-to-maturity                                        --         (5,000)
    Proceeds from principal payments on securities available-for-sale             909          2,209
    Proceeds from principal payments on securities held-to-maturity               927          1,170
    Proceeds from calls and maturities of securities available-for-sale        29,705         11,000
    Purchase of bank premises and equipment                                      (323)          (238)
                                                                             --------       --------
              Net Cash (Used In) Investing Activities                        $(55,924)      $(58,225)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                                 $ 71,687       $ 58,895
    Net decrease in repurchase agreements                                        (313)        (3,552)
    Net proceeds from issuance of capital stock                                   525          1,924
                                                                             --------       --------
              Net Cash Provided by Financing Activities                      $ 71,899       $ 57,267

              Net Increase In Cash and Cash Equivalents                        10,772          4,023

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                54,056         43,978
                                                                             --------       --------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                    $ 64,828       $ 48,001
                                                                             ========       ========


Notes to consolidated financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. GENERAL

The accompanying unaudited consolidated financial statements of Virginia Commerce Bancorp, Inc. and its subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions as of March 31, 2004 and December 31, 2003, the results of operations for the three months ended March 31, 2004 and 2003, and statements of cash flows and stockholders' equity for the three months ended March 31, 2004 and 2003.

Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

2. INVESTMENT SECURITIES

Amortized cost and fair value of securities available-for-sale and held-to-maturity as of March 31, 2004 are as follows (dollars in thousands):


                                                    ------------------------------------------------
                                                                     Gross        Gross
                                                    Amortized   Unrealized   Unrealized         Fair
                                                         Cost        Gains     (Losses)        Value
                                                    ------------------------------------------------
AVAILABLE-FOR-SALE:
U.S. Government Agency obligations                    $81,257      $   586      $    --      $81,843
Domestic corporate debt obligations                     6,000           17           --        6,017
Obligations of states and political subdivisions        1,230          120           --        1,350
Restricted stock:
  Federal Reserve Bank                                    782           --           --          782
  Federal Home Loan Bank                                1,598           --           --        1,598
  Community Bankers' Bank                                  55           --           --           55
                                                      ----------------------------------------------
                                                      $90,922      $   723      $    --      $91,645

HELD-TO-MATURITY:
U.S. Government Agency obligations                    $37,577      $   874      $    --      $38,451
Obligations of states and political subdivisions        7,542          255           --        7,797
Domestic corporate debt obligations                       489           56           --          545
                                                      ----------------------------------------------
                                                      $45,608      $ 1,185      $    --      $46,793
                                                      ==============================================

As of March 31, 2004 the Company held no securities in an unrealized loss position.

                         VIRGINIA COMMERCE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

Amortized cost and fair value of securities available-for-sale and held-to-maturity as of December 31, 2003 are as follows (dollars in thousands):


                                                                         Gross           Gross
                                                      Amortized     Unrealized      Unrealized            Fair
                                                           Cost          Gains        (Losses)           Value
                                                      --------------------------------------------------------
AVAILABLE-FOR-SALE:
U.S. Government Agency obligations                    $  93,363      $     466       $    (555)      $  93,274
Domestic corporate debt obligations                       6,000             --              (5)          5,995
Obligations of states and political subdivisions          1,220             75              --           1,295
Restricted stock:
  Federal Reserve Bank                                      758             --              --             758
  Federal Home Loan Bank                                  1,355             --              --           1,355
  Community Bankers' Bank                                    55             --              --              55
                                                      --------------------------------------------------------
                                                      $ 102,751      $     541       $    (560)      $ 102,732

HELD-TO-MATURITY:
U.S. Government Agency obligations                    $  38,490      $     476       $      --       $  38,966
Obligations of states and political subdivisions          7,535            155             (38)          7,652
Domestic corporate debt obligations                         488             56              --             544
                                                      --------------------------------------------------------
                                                      $  46,513      $     687       $     (38)      $  47,162
                                                      ========================================================

3. LOANS

Major classifications of loans are summarized as follows:

                                              March 31, 2004  December 31, 2003
                                              ---------------------------------
                                                      (In Thousand of Dollars)

Commercial                                          $ 75,308           $ 61,178
Real estate-one-to-four family residential            95,033             88,789
Real estate-multi-family residential                  32,752             29,954
Real estate-non-farm, non-residential                341,839            325,668
Real estate-construction                             183,243            153,400
Consumer                                               5,833              6,061
                                                    --------           --------
  Total Loans                                       $734,008           $665,050
Less unearned income                                   3,321              2,742
Less allowance for loan losses                         7,948              7,457
                                                    --------           --------
  Loans, net                                        $722,739           $654,851
                                                    ========           ========

                         VIRGINIA COMMERCE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

4. EARNINGS PER SHARE

The following shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of diluted potential common stock. The weighted average number of shares for the three months ended March 31, 2003, have been adjusted to give effect to a two-for-one stock split in the form of a 100% stock dividend in May 2003.

                                      March 31, 2004         March 31, 2003
                                      --------------         --------------
                                                  Per                    Per
                                                 Share                  Share
                                     Shares      Amount     Shares      Amount
                                     ------      ------     ------      -------
Basic earnings per share            7,930,650     $0.39    7,686,528     $0.32
                                                  -----                  -----
Effect of dilutive securities:
  Stock options                       677,144                636,088
  Warrants                             36,712                 31,456
                                    ---------              ---------
Diluted earnings per share          8,644,506     $0.36    8,354,072     $0.29
                                    =========     =====    =========     =====

5. STOCK COMPENSATION PLAN

At March 31, 2004, the Company has a stock-based compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2004, and 2003 had the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, been adopted.

(Dollars in thousands except per share amounts)  MARCH 31, 2004  MARCH 31, 2003
-------------------------------------------------------------------------------
NET INCOME, AS REPORTED                                  $3,086          $2,418
Deduct: total stock-based employee compensation            (120)            (89)
 expense determined based on fair value
 method of awards, net of tax
PRO FORMA NET INCOME                                     $2,966          $2,329

BASIC EARNINGS PER SHARE:
As reported                                              $ 0.39          $ 0.32
Pro forma                                                $ 0.37          $ 0.30

DILUTED EARNING PER SHARE:
As reported                                              $ 0.36          $ 0.29
Pro Forma                                                $ 0.34          $ 0.28

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2004, and 2003, respectively: price volatility of 29.67% and 28.78%, risk-free interest rates of 4.37% and 4.02%, dividend rate of ..02% and expected lives of 10 years.

                         VIRGINIA COMMERCE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

6. CAPITAL REQUIREMENTS

A comparison of the Company's and its wholly-owned subsidiary's, Virginia Commerce Bank (the "Bank") capital ratios as of March 31, 2004 with the minimum regulatory guidelines is as follows:

                                               Minimum            Minimum to be
                                 Actual      Guidelines      "Well-Capitalized"
                                 ------      ----------      ------------------
Total Risk-Based Capital:
   Company                       10.58%           8.00%                      --
   Bank                          10.43%           8.00%                   10.00%
Tier 1 Risk-Based Capital:
   Company                        9.59%           4.00%                      --
   Bank                           7.18%           4.00%                    6.00%
Leverage Ratio:
   Company                        8.57%           4.00%                      --
   Bank                           6.48%           4.00%                    5.00%

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

The Trust Preferred Securities may be included in Tier 1 capital for regulatory capital adequacy purposes up to 25.0% of Tier 1 capital after its inclusion. The portion of the trust preferred securities not qualifying as Tier 1 capital may be included as part of total qualifying capital in Tier 2 capital. All of the trust preferred securities currently qualify for inclusion in Tier 1 capital.

NOTE 8: SEGMENT REPORTING

In accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" the Company has two reportable segments, its community banking operations and its mortgage banking division. Community banking operations, the major segment, involves making loans and gathering deposits from individuals and businesses in the Bank's market area, while the mortgage banking division originates and sells mortgage loans, servicing released, on one-to-four family residential properties. Revenues from mortgage lending consist of interest earned on mortgage loans held-for-sale, loan origination fees, and net gains on the sale of loans in the secondary market. The Bank provides the mortgage division with short term funds to originate loans and charges it interest on the funds based on what the Bank earns on overnight funds. Expenses include both fixed overhead and variable costs on originated loans such as loan officer commissions, document preparation and courier fees. The following table presents segment information for the three months ended March 31, 2004, and 2003. Eliminations consist of overhead and interest charges by the Bank to the mortgage lending division.


------------------------------------------------------------------------------------------
                                                THREE MONTHS ENDED MARCH 31, 2004
------------------------------------------------------------------------------------------
(In thousands)                        Community      Mortgage
                                        Banking       Lending  Eliminations          Total
------------------------------------------------------------------------------------------
  Interest income                      $ 12,466      $     67      $     --       $ 12,533
  Non-interest income                       618           591            --          1,209
------------------------------------------------------------------------------------------
     Total operating income            $ 13,084      $    658      $     --       $ 13,742
  Interest expense                     $  3,534      $     10      $    (10)      $  3,534
  Provision for loan losses                 487            --            --            487
  Non-interest expense                    4,563           496           (12)         5,047
     Total operating expense           $  8,584      $    506      $    (22)      $  9,068
------------------------------------------------------------------------------------------
Income before taxes on income          $  4,500      $    152      $     22       $  4,674
Provision for income taxes                1,535            53            --          1,588
------------------------------------------------------------------------------------------
Net Income                             $  2,965      $     99      $     22       $  3,086
------------------------------------------------------------------------------------------
Total Assets                           $943,851      $ 12,592      $     --       $956,443
------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------
                                                THREE MONTHS ENDED MARCH 31, 2003
------------------------------------------------------------------------------------------
(In thousands)                        Community      Mortgage
                                        Banking       Lending  Eliminations          Total
------------------------------------------------------------------------------------------
  Interest income                      $ 10,375      $    213      $     --       $ 10,588
  Non-interest income                       444         1,299            --          1,743
------------------------------------------------------------------------------------------
     Total operating income            $ 10,819      $  1,512      $     --       $ 12,331
  Interest expense                     $  3,387      $     33      $    (33)      $  3,387
  Provision for loan losses                 356            --            --            356
  Non-interest expense                    4,060           868           (10)         4,918
     Total operating expense           $  7,803      $    901      $    (43)      $  8,661
------------------------------------------------------------------------------------------
Income before taxes on income          $  3,016      $    611      $     43       $  3,670
Provision for income taxes                1,044           208            --          1,252
------------------------------------------------------------------------------------------
Net Income                             $  1,972      $    403      $     43       $  2,418
------------------------------------------------------------------------------------------
Total Assets                           $705,467      $ 15,434      $     --       $720,901
------------------------------------------------------------------------------------------

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

Critical Accounting Policies
----------------------------

During the quarter ended March 31, 2004 there were no changes in the Company's critical accounting policies as reflected in the last report.

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

Results of Operations
---------------------

Total assets increased $75.3 million, or 8.6%, from $881.1 million at December 31, 2003, to $956.4 million at March 31, 2004, as total deposits grew $71.7 million, or 9.3%, from $773.5 million to $845.2 million.

Loans, net of allowance for loan losses and excluding mortgage loans held-for-sale, increased $67.8 million, or 10.4%, from $654.9 million at December 31, 2003, to $722.7 million at March 31, 2004, and represented 85.5% of total deposits at March 31, 2004. The majority of loan growth occurred in real estate construction loans which increased $29.8 million, or 19.5%, from $153.4 million at December 31, 2003, to $183.2 million at March 31, 2004. Non-farm non-residential real estate loans represented the second largest dollar increase rising $16.2 million, or 5.0%, from $325.7 million at December 31, 2003, to $341.8 million at March 31, 2004. Commercial loans increased $14.1 million, or 23.1%, from $61.2 million at December 31, 2003, to $75.3 million. The growth in commercial loans is reflective of the hiring of new loan officers focused in this area.

Loans held-for-sale, which represent one-to-four family residential real estate loans originated on a pre-sold basis to various investors, increased $8.9 million, from $3.5 million at December 31, 2003 to $12.4 million at March 31, 2004, as volume increased in the later part of the quarter. Originations were down $38.2 million, or 54.7%, from $69.8 million during the three months ended March 31, 2003, to $31.6 million during the current three month period. Refinancing loans represented $55.1 million and $15.5 million of total originations for the three-month periods ended March 31, 2003, and 2004, respectively.

With the increase in loans utilizing the majority of funding from deposit growth during the three month period, investment securities decreased $12.0 million, or 8.0%, from $149.2 million at December 31, 2003, to $137.2 million at March 31, 2004, as several calls on short-term agency securities were not replaced. The proceeds from these calls were placed in federal funds sold which increased $12.6 million, or 39.7%, from $31.6 million at December 31, 2003, to $44.2 million at March 31, 2004.

Deposit growth occurred in all categories with demand deposits increasing $11.2 million, or 9.4%, from $119.8 million at December 31, 2003, to $131.0 million at March 31, 2004. Savings and interest-bearing demand deposits were mostly unchanged from $340.1 million at December 31, 2003, to $340.2 million, while time deposits grew by $60.4 million, or 19.3%, from $313.6 million at December 31, 2003, to $374.0 million at March 31, 2004. The growth in time deposits was due to the promotion of thirteen and twenty-six month time deposits in order to fund the exceptionally high level of loans originated during the quarter. Although the majority of the Bank's deposits are attracted from individuals and businesses in the Northern Virginia and the Metropolitan Washington, D.C. area, $38.1 million of the $60.4 million in time deposit growth was attracted from out-of-market financial institutions and funds of public entities. All deposits from out-of-market bear the same interest rates paid by the Bank on comparable deposits from local consumers and businesses.

For the three months ended March 31, 2004, net income of $3.1 million reflected an increase of 27.6% compared to $2.4 million for the three months ended March 31, 2003, as net interest income increased $1.8 million, or 25.0%, non-interest income fell $534 thousand, or 30.6%, and non-interest expense was up $129 thousand, or 2.6%. Provisions for loan losses increased $131 thousand from $356 thousand for the three months ended March 31, 2003, to $487 thousand for the three months ended March 31, 2004. Diluted earnings per share of $0.36 were up $0.07, or 24.1%, compared to $0.29 for the same period in 2003, as adjusted to give effect to a two-for-one stock split in the form of a 100% stock dividend in May 2003. The Company's annualized return on average assets and return on average equity were 1.37% and 21.64% for the current three month period compared to 1.41% and 22.04% for the three months ended March 31, 2003. Overall, while non-interest income declined due to lower fees and net gains on mortgage loans held-for-sale, total revenue increased as net interest income rose due to strong balance sheet growth and increases in non-interest expense were minimal. As a result, the Company's efficiency ratio improved to 49.3% during the first quarter 2004 as compared to 54.9% for the same period in 2003.

Stockholders' equity increased $4.1 million, or 7.4%, from $55.1 million at December 31, 2003, to $59.2 million at March 31, 2004, on earnings of $3.1 million, $524 thousand in proceeds and tax benefits received from the exercise of stock options by Company directors and officers and an increase of $483 thousand in other comprehensive income, net of tax.

Net Interest Income
-------------------

Net interest income is the excess of interest earned on loans and investments over the interest paid on deposits and borrowings. The Company's net interest income increased $1.8 million, or 25.0%, from $7.2 million for the three months ended March 31, 2003, to $9.0 million for the three month period ended March 31, 2004, due to growth in earning assets as the net interest margin declined from 4.50% in the first quarter of 2003 to 4.23% for the current three month period.

The Company's yields on earning assets and costs of interest-bearing liabilities have continued to fall along with market interest rates since early 2001. The yield on earning assets dropped seventy-three basis points from 6.61% for the three months ended March 31, 2003, to 5.88% for the three months ended March 31, 2004, while the average rate paid on interest-bearing liabilities fell fifty-eight basis points from 2.56% to 1.98%. As a result, the net interest margin dropped twenty-seven basis points. This lower margin is mostly due to a seventy-seven basis point drop in the average rate earned on loans as new loans have continued to be added over the last year at rates below the portfolios average yield in March 2003. As the Company expects new loans will continue to be added at rates below the portfolio's existing yield and as the decline in deposit rates has slowed, it is likely the net interest margin could decline slightly further in the second quarter.

The following table shows the average balance sheets for each of the three months ended March 31, 2004, and 2003. In addition, the amounts of interest earned on earning assets, with related yields on a tax-equivalent basis, and interest expense on interest-bearing liabilities, with related rates, are shown. Loans placed on a non-accrual status are included in the average balances. Net loan fees and late charges included in interest income on loans totaled $513 thousand and $383 thousand for 2004 and 2003, respectively.


                                                ----------------------------------------------------------------
                                                                  Three Months Ended March 31,
                                                ----------------------------------------------------------------
                                                              2004                            2003
                                                -------------------------------  -------------------------------
(Dollars in thousands)                                      Interest    Average              Interest    Average
                                                Average     Income-     Yields   Average     Income-     Yields
                                                Balance     Expense     /Rates    Balance    Expense     /Rates
ASSETS
Securities(1)                                   $140,599    $  1,356     3.92%   $ 74,258    $    807     4.46%
Loans, net of unearned income                    695,931      11,130     6.33%    546,097       9,692     7.10%
Federal funds sold                                19,950          47     0.94%     30,831          89     1.15%
                                                -----------------------------    -----------------------------
TOTAL INTEREST-EARNING ASSETS                   $856,480    $ 12,533     5.88%   $651,186    $ 10,588     6.61%
Other assets                                      44,009                           33,500
                                                --------                         --------
TOTAL ASSETS                                    $900,489                         $684,686
                                                ========                         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts                                  $206,254    $    687     1.34%   $117,276    $    495     1.71%
  Money market accounts                          110,851         384     1.39%     69,511         322     1.88%
  Savings accounts                                19,043          26     0.54%     19,249          49     1.02%
  Time deposits                                  328,683       2,195     2.68%    283,074       2,274     3.26%
                                                -----------------------------    -----------------------------
Total interest-bearing deposits                 $664,831    $  3,292     1.99%   $489,110    $  3,140     2.60%
Securities sold under agreement to
  repurchase and federal funds purchased          31,172          31     0.41%     29,509          28     0.38%
Other borrowed funds                               1,235           4     1.23%        400           6     5.93%
Trust preferred capital notes                     18,000         207     4.55%     18,000         213     4.74%
                                                -----------------------------    -----------------------------
TOTAL INTEREST-BEARING LIABILITIES              $715,238    $  3,534     1.98%   $537,019    $  3,387     2.56%
Demand deposits and other liabilities            128,046                          103,790
                                                --------                         --------
TOTAL LIABILITIES                               $843,284                         $640,809
Stockholders' equity                              57,205                           43,877
                                                --------                         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $900,489                         $684,686
                                                ========                         ========
Interest rate spread                                                     3.90%                            4.05%
Net interest income and margin                              $  8,999     4.23%               $  7,201     4.50%

(1) Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders' equity. Average yields on securities are stated on a tax equivalent basis, using a 35% rate.

Allowance for Loan Losses / Provision for Loan Loss Expense
-----------------------------------------------------------

The provision for loan losses is based upon management's estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. For the three months ended March 31, 2004, the Bank realized a net recovery of $4 thousand compared to a net charge-off of $6 thousand for the same period in 2003. The provision for loan loss expense for the first three months of 2004 was $487 thousand compared to $356 thousand in 2003. As a result, the total allowance for loan losses increased $491 thousand, or 6.6%, from $7.5 million at December 31, 2003, to $7.9 million at March 31, 2004. This increase in the provision for loan loss expense was due to the increase in total loans outstanding in the fourth quarter of 2003 as provision needs are calculated on a ninety day delayed basis.

Management feels that the allowance for loan losses is adequate; however, there can be no assurance that additional provisions for loan losses will not be required in the future, including as a result of changes in the economic assumptions underlying management's estimates and judgments, adverse developments in the economy, on a national basis or in the Company's market area, or changes in the circumstances of particular borrowers.

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

The following schedule summarizes the changes in the allowance for loan losses:


                                                       Three Months       Three Months     Twelve Months
                                                          Ended              Ended              Ended
                                                      March 31, 2004     March 31, 2003  December 31, 2003
                                                    ------------------------------------------------------
                                                                       (In Thousands of Dollars)
Allowance, at beginning of period                        $ 7,457            $ 5,924            $ 5,924
Provision charged against income                             487                356              1,575
Recoveries:
   Consumer loans                                              2                  2                 12
   Commercial loans                                           11                 --                  2
Losses charged to reserve:
   Consumer loans                                             (9)                (8)                26
   Commercial loans                                           --                 --                 30
                                                         -------            -------            -------
Net recoveries (charge-offs)                                   4                 (6)               (42)
                                                         -------            -------            -------
Allowance, at end of period                              $ 7,948            $ 6,274            $ 7,457
                                                         =======            =======            =======

Ratio of net charge-offs to average total loans
outstanding during period                                    .00%              .001%               .01%

Risk Elements and Non-performing Assets
---------------------------------------

Non-performing assets consist of non-accrual loans, impaired loans, restructured loans, and other real estate owned (foreclosed real properties). The total non-performing assets and loans that are ninety days or more past due and still accruing interest decreased 1.9% from $1.337 million at December 31, 2003 to $1.312 million at March 31, 2004, and increased $50 thousand, or 4.0%, from $1.262 million at March 31, 2003.

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

The ratio of non-performing assets and loans past due ninety days and still accruing to total loans decreased from 0.21% at December 31, 2003, to 0.18% at March 31, 2004, and decreased from 0.23% at March 31, 2003, as the level of non-performing assets was mostly unchanged while total loans outstanding increased significantly. The Company expects its ratio of non-performing assets to total loans to remain low relative to its peers; however, it could increase from its current level due to identified other potential problem loans of $2.1 million as of March 31, 2004, for which management has identified risk factors that may result in them not being repaid in accordance with their terms. These loans are primarily well secured, are currently performing and are down slightly from $2.2 million at December 31, 2003.

Foreclosed real properties include properties that have been substantively repossessed or acquired in complete or partial satisfaction of debt. Such properties, which are held for resale, are carried at the lower of cost or fair value, including a reduction for the estimated selling expenses, or principal balance of the related loan. As of March 31, 2004, March 31, 2003, and December 31, 2003, the Company held no foreclosed real properties.

Total non-performing assets consist of the following:


                                      March 31, 2004   March 31, 2003  December 31, 2003
                                      --------------------------------------------------
                                                  (In Thousands of Dollars)
Non-accrual loans                             $   46           $1,121             $   46
Impaired loans                                   391              141                416
Restructured loans                               875               --                875
                                              ------           ------             ------
  Total non-performing assets                 $1,312           $1,262             $1,337
Loans past due 90 days and still
  accruing                                        --                1                 84
  Total non-performing assets and
   loans past due 90 days and
   still accruing                             $1,312           $1,263             $1,421
                                              ======           ======             ======

     As a percentage of total loans             0.18%            0.23%              0.21%
     As a percentage of total assets            0.14%            0.18%              0.16%

Concentrations of Credit Risk
-----------------------------

The Bank does a general banking business, serving the commercial and personal banking needs of its customers. The Bank's primary service area consists of the Northern Virginia suburbs of Washington, D.C., including Arlington, Fairfax, Fauquier, Loudoun and Prince William counties and the cities of Alexandria, Fairfax, Falls Church, Manassas and Manassas Park. Our service area also covers, to a lesser extent, Washington, D.C. and the nearby Maryland counties of Montgomery and Prince Georges. Substantially all of the Company's loans are made within its market area.

The ultimate collectibility of the Bank's loan portfolio and the ability to realize the value of any underlying collateral, if needed, are influenced by the economic conditions of the market area. The Company's operating results are therefore closely related to the economic conditions and trends in the Metropolitan Washington, DC area.

At March 31, 2004, the Company had $557.8 million, or 76.0%, of total loans concentrated in commercial real estate. Commercial real estate for purposes of this discussion includes all construction loans, loans secured by multi-family residential properties and loans secured by non-farm, non-residential properties. At December 31, 2003, commercial real estate loans were $509.0 million, or 76.5%, of total loans. Total construction loans of $183.2 million at March 31, 2004, represented 25.0% of total loans, loans secured by multi-family residential properties of $32.7 million represented 4.5% of total loans, and loans secured by non-farm, non-residential properties of $341.8 million represented 46.6%.

Construction loans at March 31, 2004, included $137.0 million in loans to commercial builders of single family residential property and $13.2 million to individuals on single family residential property, representing 18.7% and 1.8% of total loans, respectively, and together representing 20.5% of total loans. These loans are made to a number of unrelated entities and generally have a term of twelve to eighteen months. In addition the Company had $33.1 million of construction loans on non-residential commercial property at March 31, 2004, representing 4.5% of total loans. These total construction loans of $183.2 million include $72.3 million in land acquisition and or development loans on residential property and $22.2 million in land acquisition and or development loans on commercial property, together totaling $94.5 million, or 12.9% of total loans. Adverse developments in the Northern Virginia real estate market or economy including substantial increases in mortgage interest rates, slower housing sales, and increased commercial property vacancy rates could have an adverse impact on these groups of loans and the Bank's income and financial position. At March 31, 2004, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

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

Non-Interest Income
-------------------

Non-interest income decreased $534 thousand, or 30.6%, from $1.7 million for the three months ended March 31, 2003, to $1.2 million for the same period ended March 31, 2004. Fees and net gains on loans held-for-sale were the contributing factor decreasing $708 thousand, or 54.5%, from $1.3 million in 2003 to $591 thousand for the three months ended March 31, 2004, as originations declined $38.2 million, or 54.7%, from $69.8 million during the first three months of 2003 to $31.6 million for the current three-month period. These lower levels of originations are attributable to a slow down in the level of refinancing loans.

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

Non-Interest Expense
--------------------

For the three months ended March 31, 2004, non-interest expense increased $129 thousand, or 2.6%, compared to the same period in 2003. Salaries and benefits were down $150 thousand, or 5.0%, from just under $3.0 million in 2003 to slightly over $2.8 for the three months ended March 31, 2004. Lower levels of commissions on mortgage loans held-for-sale was the main reason for the decrease in salaries and benefits expense.

Other operating expense increased $254 thousand, or 29.9%, due to higher franchise taxes, marketing, legal and professional services expenses. As a percentage of total revenue sources (net interest and non-interest income, on a tax equivalent basis) non-interest expense fell from 54.9% for the three months ended March 31, 2003, to 49.3% for same period in 2004. This reduction is a result of both increases in total revenue and on-going cost containment efforts.

Provision for Income Taxes
--------------------------

The Company's income tax provisions are adjusted for non-deductible expenses and non-taxable interest after applying the U.S. federal income tax rate of 35% in 2004 and 34% in 2003. Provision for income taxes totaled $1.6 million and $1.3 million for the three months ended March 31, 2004 and 2003, respectively.

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

The Company measures total liquidity through cash and cash equivalents, securities available-for-sale, mortgage loans held-for-sale, other loans and investment securities maturing within one year, less securities pledged as collateral for repurchase agreements, public deposits and other purposes, and less any outstanding federal funds purchased. These liquidity sources increased $41.0 million, or 15.1%, from $271.5 million at December 31, 2003, to $312.5 million at March 31, 2004, due to an increase in the amount of loans maturing within one-year and higher levels of fed funds sold.

Additional sources of liquidity available to the Company include the capacity to borrow funds through established short-term lines of credit with various correspondent banks, and the Federal Home Loan Bank of Atlanta. Available funds from these liquidity sources were approximately $165.4 million and $129.7 million at March 31, 2004, and December 31, 2003, respectively. The Bank's line of credit with the Federal Home Loan Bank of Atlanta, which requires the pledging of collateral in the form of certain loans and or securities, is $143.4 million of the $165.4 million as of March 31, 2004.

Off-Balance Sheet Arrangements
------------------------------

The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet arrangements. The off-balance sheet arrangements recognized as of March 31, 2004, and December 31, 2003, were commitments to extend credit, which include unfunded lines of credit, and standby letter of credit only. Except as disclosed herein and in the Company's annual report on Form 10-K for the year ended December 31, 2003, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors.

Commitments to extend credit which amounted to $224.8 million at March 31, 2004, and $209.7 million at December 31, 2003, represent legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At March 31, 2004, and December 31, 2003, the Company had $13.6 million and $14.7 million, respectively, in outstanding standby letters of credit.

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

The capital position of the Bank continues to meet regulatory requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios. Tier 1 capital consists of common and qualifying preferred stockholders' equity less goodwill. Total risk-based capital consists of Tier 1 capital, qualifying subordinated debt, and a portion of the allowance for loan losses. Risk-based capital ratios are calculated with reference to risk-weighted assets. The leverage ratio compares Tier 1 capital to total average assets for the most recent quarter end. The Bank's Tier 1 risk-based capital ratio was 7.18% at March 31, 2004, compared to 7.51% at December 31, 2003. The total risk-based capital ratio was 10.43% at March 31, 2004, compared to 11.03% at December 31, 2003. These ratios are in excess of the mandated minimum requirement of 4.00% and 8.00%, respectively. The Bank's leverage ratio was 6.48% at March 31, 2004, compared to 6.33% at December 31, 2002 and is also in excess of the mandated minimum requirement of 4.00%. Based on these ratios, the Bank is considered "well capitalized" under regulatory prompt corrective action guidelines. The Company's Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage ratio was 9.59%, 10.58% and 8.57%, respectively, at March 31, 2004. The declines in capital ratios for the three months ended March 31, 2004, was due to the significant level of growth in assets.

The ability of the Company to continue to grow is dependent on its earnings and the ability to obtain additional funds for contribution to the Bank's capital, through borrowing, the sale of additional common stock, or through the issuance of additional trust preferred securities. In the event that the Company is unable to obtain additional capital for the Bank on a timely basis, or there is a change in the regulatory treatment of trust preferred securities as capital, the growth of the Company and the Bank may be curtailed, and the Company and the Bank may be required to reduce their level of assets in order to maintain compliance with regulatory capital requirements. Under those circumstances net income and the rate of growth of net income may be adversely affected. In April 2004, the Company filed with the Securities and Exchange Commission a registration statement relating to a proposed offering of up to 810,000 shares of common stock. There can be no assurance that the offering will be consummated, as to the net proceeds of the proposed offering, or that the Company will be able to profitably deploy the proceeds of the offering.

The Federal Reserve is currently reviewing the capital treatment of trust preferred securities, in light of recent accounting pronouncements and interpretations regarding variable interest entities, which have been read to encompass the subsidiary trusts established to issue trust preferred securities, and to which the Company issued subordinated debentures. As a result of such review, the capital treatment of trust preferred securities, which can be counted as Tier 1 capital at the holding company level, up to 25% of total capital, may be adversely affected. At March 31, trust preferred securities represented 24.6% of the Company's tier one capital and 22.3% of its total capital. Future trust preferred issuances to increase holding company capital levels may not be available. In the event of adverse changes in the capital treatment for trust preferred securities, the Company may be required to raise additional equity capital, through the sale of common stock or otherwise, sooner than it would otherwise do so.

Recent Accounting Pronouncements
--------------------------------

During the three months ended March 31, 2004 there were no new accounting pronouncements requiring the Company's review and adoption.

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

One of the tools used by the Company to assess interest sensitivity on a monthly basis is the static gap analysis that measures the cumulative differences between the amounts of assets and liabilities maturing or repricing within various time periods. It is the Company's goal to limit the one-year cumulative difference to plus or minus 10% of total interest-earning assets in an attempt to limit changes in future net interest income from sudden changes in market interest rates. The following table shows a gap analysis reflecting the earlier of the maturity or repricing dates for various assets and liabilities as of March 31, 2004. At that point in time, the Company had a cumulative net asset sensitive twelve-month gap position of $50.4 million, or a positive 5.46% of total interest-earning assets and up from 0.46% at December 31, 2003, due to higher levels of adjustable rate loans added in the first quarter.

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


At March 31, 2004                                                   Interest Sensitivity Periods
                                              ----------------------------------------------------------------
                                               Within       91 to 365    Over 1 to 5     Over
(Dollars in thousands)                         90 Days        Days          Years       5 Years        Total
                                              ----------------------------------------------------------------
INTEREST EARNING ASSETS
Securities, at amortized cost                 $ 59,597      $ 26,301      $ 25,905      $ 24,727      $136,530
Federal funds sold                              44,187            --            --            --        44,187
Loans, net of unearned income                  340,777        89,582       287,565        25,216       743,140
--------------------------------------------------------------------------------------------------------------
Total interest earning assets                 $444,561      $115,883      $313,470      $ 49,943      $923,857
--------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES
NOW accounts                                  $ 88,204      $ 77,306      $ 41,353      $     --      $206,863
Money market accounts                           50,637        47,470        15,786            --       113,893
Savings accounts                                 1,553         4,853        13,006            --        19,412
Time deposits                                   44,310       147,106       181,969           618       374,003
Securities sold under agreement to
  repurchase and federal funds purchased        30,574            --            --            --        30,574
Trust preferred capital notes                   18,000            --            --            --        18,000
--------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities            $233,278      $276,735      $252,114      $    618      $762,745
--------------------------------------------------------------------------------------------------------------
Cumulative maturity / interest                $211,283      $ 50,431      $111,787      $161,112      $161,112
  sensitivity gap
As % of total earnings assets                    22.87%         5.46%        12.10%        17.44%
--------------------------------------------------------------------------------------------------------------

In order to more closely measure interest sensitivity, the Company uses earnings simulation models on a quarterly basis. These models utilize the Company's financial data and various management assumptions as to growth and earnings to forecast a base level of net interest income and earnings over a one-year period. This base level of earnings is then shocked assuming a sudden 200 basis points increase or decrease in interest rates. At December 31, 2003, even though the Company's GAP analysis reflected an asset sensitive position within twelve months, the earnings model projected that forecasted net income would decrease by 14.6% if interest rates would immediately rise by 200 basis points. This was due to $82.5 million in callable U.S. Government Agency securities, slotted on the GAP analysis as repricing within one-year, which would not reprice upward as they would not be called if interest rates suddenly rose 200 basis points. At the time of issuance of this report earnings simulation models had not been updated as of March 31, 2004; however, it is expected that the decline in forecasted net income resulting from an immediate 200 basis point increase in rates will be lower as a result of the increase in the twelve month asset sensitive position to 5.46%. The Company has set a limit on this measurement of interest sensitivity to a maximum decline in earnings of 20%. Since the earnings model uses numerous assumptions regarding the effect of changes in interest rates on the timing and extent of repricing characteristics, future cash flows and customer behavior, the model cannot precisely estimate net income and the effect on net income from sudden changes in interest rates. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     (a) Modification of Rights of Registered Securities. None

     (b) Issuance or Modification of Other Securities Affecting Rights of Registered Securities. None

     (c) Sales of Unregistered Securities. None

     (d) Use of Proceeds. Not Applicable.

     (e) Issuer Purchases of Securities. None

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

-----------
(1) Incorporated by reference to the same numbered exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999

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

(4) Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (No. 333-109079)

        b) Form 8-K

On January 13, 2004, the Company filed a current report on Form 8-K, reflecting the announcement of earnings for the period ended December 31, 2004.

On April 12, 2004, the Company filed a current report on Form 8-K, reflecting the announcement of earnings for the period ended March 31, 2004.

On April 28, 2004, the Company filed a current report on Form 8-K, reporting the filing of a registration statement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 5, 2004  BY /s/ Peter A. Converse
                    ----------------------------------------------------------
                    Peter A. Converse, President and Chief Executive Officer


Date:  May 5, 2004  BY /s/ William K. Beauchesne
                    -----------------------------------------------------------
                    William K. Beauchesne, Treasurer and Chief Financial Officer