Form 10-Q
period 2004-06-30
VIRGINIA COMMERCE BANCORP INC
filed 2004-08-03
CIK 1099305

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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


                                  703-534-0700
              (Registrant's Telephone Number, Including Area Code)

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
                                      ---

Indicate by check whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes X . No .
                                                     ---     ---

As of August 3, 2004 the number of outstanding shares of registrant's common stock, par value $1.00 per share was: 11,030,411

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         VIRGINIA COMMERCE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                (In thousands of dollars, except per share data)

                                                                        Unaudited              Audited
                                                                        June 30,            December 31,
                                                                          2004                  2003
                                                                    ------------------     ----------------
ASSETS
Cash and due from banks                                                      $ 22,530             $ 22,434
Securities (fair value: 2004, $171,172; 2003, $149,894)                       171,623              149,245
Federal funds sold                                                             44,318               31,622
Loans held-for-sale                                                            10,491                3,513
Loans, net of allowance for loan losses of $8,768 in 2004 and
  $7,457 in 2003                                                              780,184              654,851
Bank premises and equipment, net                                                6,286                6,189
Accrued interest receivable                                                     3,319                3,372
Other assets                                                                   11,541                9,898
                                                                    -----------------      ---------------
   Total assets                                                           $ 1,050,292            $ 881,124
                                                                    =================      ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS
   Demand deposits                                                          $ 158,299            $ 119,785
   Savings and interest-bearing demand deposits                               348,406              340,122
   Time deposits                                                              394,924              313,604
                                                                    -----------------      ---------------
   Total deposits                                                           $ 901,629            $ 773,511
Securities sold under agreement to repurchase and federal funds
  purchased                                                                    45,444               30,887
Trust preferred capital notes                                                  18,000               18,000
Accrued interest payable                                                        1,123                1,024
Other liabilities                                                               1,306                2,610
Commitments and contingent liabilities                                             --                   --
                                                                    -----------------      ---------------
   Total liabilities                                                        $ 967,502            $ 826,032
                                                                    =================      ===============
STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par, 1,000,000 shares authorized and
  un-issued                                                                 $      --            $      --
Common stock, $1.00 par, 20,000,000 shares authorized, issued and
  outstanding 2004, 11,030,411; 2003, 7,860,291 (1)                            11,030                7,860
Surplus                                                                        37,250               17,891
Retained earnings                                                              35,877               29,354
Accumulated other comprehensive income (loss), net                             (1,367)                 (13)
                                                                    -----------------      ---------------
   Total stockholders' equity                                               $  82,790             $ 55,092
                                                                    -----------------      ---------------
   Total liabilities and stockholders' equity                             $ 1,050,292             $881,124
                                                                    =================      ===============

(1) The number of shares outstanding as of June 30, 2004, have been adjusted for a five-for-four stock split in the form of a 25% stock dividend paid July 15, 2004.

Notes to consolidated financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                (In thousands of dollars, except per share data)
                                   (Unaudited)

                                                                  Three Months Ended               Six Months Ended
                                                                       June 30,                        June 30,
                                                                 2004            2003            2004            2003
                                                           --------------- --------------- --------------- ----------------
INTEREST AND DIVIDEND INCOME:
    Interest and fees on loans                                    $ 12,090        $ 10,168        $ 23,220         $ 19,860
    Interest and dividends on investment securities:
       Taxable                                                       1,288             919           2,547            1,634
       Tax-exempt                                                       59              66             132              133
       Dividends                                                        25              24              49               49
    Interest on federal funds sold                                     111             116             158              205
                                                            --------------  --------------  --------------  ---------------
    Total interest and dividend income                            $ 13,573        $ 11,293        $ 26,106         $ 21,881
INTEREST EXPENSE:
    Deposits                                                       $ 3,609          $3,333         $ 6,901          $ 6,473
    Securities sold under agreement to repurchase
       and federal funds purchased                                      36              32              67               60
    Other borrowed funds                                                --               6               4               12
    Trust preferred capital notes                                      208             213             415              426
                                                            --------------  --------------  --------------  ---------------
    Total interest expense                                         $ 3,853          $3,584         $ 7,387          $ 6,971

NET INTEREST INCOME:                                               $ 9,720          $7,709        $ 18,719         $ 14,910
    Provision for loan losses                                          820             408           1,307              764
                                                            --------------  --------------  --------------  ---------------
    Net interest income after provision for loan losses            $ 8,900          $7,301        $ 17,412         $ 14,146

NON-INTEREST INCOME:
    Service charges and other fees                                   $ 436           $ 392           $ 883            $ 799
    Non-deposit investment services commissions                        108               2             190               15
    Fees and net gains on loans held-for-sale                          961           1,555           1,552            2,854
    Other                                                               97              40             186               64
                                                            --------------  --------------  --------------  ---------------
    Total non-interest income                                      $ 1,602          $1,989         $ 2,811           $3,732

NON-INTEREST EXPENSE:
    Salaries and employee benefits                                 $ 3,056          $3,078         $ 5,904           $6,076
    Occupancy expense                                                  753             781           1,534            1,566
    Data processing expense                                            325             307             638              591
    Other operating expense                                          1,145             866           2,250            1,717
                                                            --------------  --------------  --------------  ---------------
    Total non-interest expense                                     $ 5,279          $5,032        $ 10,326           $9,950

    Income before taxes on income                                  $ 5,223          $4,258         $ 9,897           $7,928
    Provision for income taxes                                       1,785           1,421           3,373            2,673
                                                            --------------  --------------  --------------  ---------------
NET INCOME                                                         $ 3,438          $2,837         $ 6,524           $5,255

    Earnings per common share, basic (1)                            $ 0.33          $ 0.29          $ 0.65           $ 0.54
    Earnings per common share, diluted (1)                          $ 0.31          $ 0.27          $ 0.59           $ 0.50

(1) Adjusted for a five-for-four stock split in the form of a 25% stock dividend paid July 15, 2004.

Notes to consolidated financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the six months ended June 30, 2004 and 2003
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                                                         Accumulated
                                                                                            Other                         Total
                                            Preferred   Common               Retained   Comprehensive   Comprehensive  Stockholders'
                                              Stock      Stock     Surplus   Earnings   Income (Loss)      Income         Equity
                                            ---------- ---------- ---------- ---------- --------------- -------------- -------------
Balance, January 1, 2003                         $ --     $3,739   $ 19,622   $ 17,808           $ 681                     $ 41,850
Comprehensive Income:
  Net Income                                                                     5,255                         $5,255         5,255
  Other comprehensive income (loss), net
of tax, unrealized holding losses arising
during the period (net of tax of $33)                                                              (64)           (64)          (64)
                                                                                                         ------------
Total comprehensive income                                                                                     $5,191
                                                                                                         ============
Issuance of common stock-
  Stock options/warrants exercised                 --        169      1,809         --              --                        1,978
  100% stock split                                 --      3,894     (3,894)        --              --                           --
                                            ---------  ---------  ---------  ---------    ------------                 ------------
Balance, June 30, 2003                           $ --    $ 7,802   $ 17,537   $ 23,063           $ 617                     $ 49,019
                                            =========  =========  =========  =========    ============                 ============


Balance, January 1, 2004                         $ --     $7,860   $ 17,891   $ 29,353          $ (13)                     $ 55,091
Comprehensive Income:
  Net Income                                                                     6,524                         $6,524         6,524
  Other comprehensive income (loss), net
of tax, unrealized holding losses arising
during the period (net of tax of $729)                                                          (1,354)        (1,354)       (1,354)
                                                                                                         ------------
Total comprehensive income                                                                                     $5,170
                                                                                                         ============
Issuance of common stock-
  Stock options/warrants exercised                 --         73        476         --              --                          549
  Follow-on offering, net                          --        891     21,089         --              --                       21,980
  25% stock split paid July 15, 2004               --      2,206     (2,206)        --              --                           --
                                            ---------  ---------  ---------  ---------    ------------                 ------------
Balance, June 30, 2004                           $ --   $ 11,030   $ 37,250   $ 35,877       $ (1,367)                     $ 82,790
                                            =========  =========  =========  =========    ============                 ============


Notes to consolidated financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                          --------------- -------------

                                                                                                    2004          2003
                                                                                                    ----          ----
     CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income                                                                          $     6,524     $   5,255
         Adjustments to reconcile net income to net cash
           provided by operating activities:
              Depreciation and amortization                                                          502           488
              Provision for loan losses                                                            1,307           764
              Deferred tax benefit                                                                  (433)         (284)
              Amortization of security premiums and (accretion) of discounts                         (81)           (9)
              Origination of loans held-for-sale                                                 (87,892)     (152,993)
              Sales of loans                                                                      80,913       148,090
              Changes in other assets and other liabilities:
               Decrease (increase) in accrued interest receivable                                     53          (49)
                 Increase in other assets                                                           (481)       (6,254)
                 Decrease in other liabilities                                                    (1,205)       (1,729)
                                                                                          --------------- -------------
                   Net Cash (Used In) Operating Activities                                   $      (793)     $ (6,721)
     CASH FLOWS FROM INVESTING ACTIVITIES:
         Net increase in loans                                                               $  (126,640)     $(57,838)
         Purchase of securities available-for-sale                                               (59,827)      (82,915)
         Purchase of securities held-to-maturity                                                  (2,086)       (5,500)
         Proceeds from principal payments on securities available-for-sale                         1,958         4,589
         Proceeds from principal payments on securities held-to-maturity                           2,471         2,569
         Proceeds from calls and maturities of securities available-for-sale                      31,405        37,525
         Proceeds from calls and maturities of securities held-to-maturity                         1,698         5,000
         Purchase of bank premises and equipment                                                    (598)         (376)
                                                                                          --------------  -------------
                   Net Cash (Used In) Investing Activities                                   $  (151,619)    $ (96,946)

     CASH FLOWS FROM FINANCING ACTIVITIES:
         Net increase in deposits                                                            $   128,118     $ 131,204
         Net increase in repurchase agreements                                                    14,557           458
         Net proceeds from issuance of capital stock                                              22,529         1,978
                                                                                          --------------  -------------
                   Net Cash Provided by Financing Activities                                 $   165,204     $ 133,640


                   Net Increase In Cash and Cash Equivalents                                      12,792        29,973

     CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                              54,056        43,978
                                                                                         --------------- -------------
     CASH AND CASH EQUIVALENTS - END OF PERIOD                                               $    66,848     $  73,951
                                                                                         =============== =============

     SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
         Unrealized (loss) on available-for-sale securities                                  $    (2,084)    $     (97)
         Tax benefits on stock options and warrants exercised                                        230         1,315

     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Taxes Paid                                                                          $     3,588     $   2,723
         Interest Paid                                                                             7,288         7,125


Notes to consolidated financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       GENERAL

         The accompanying unaudited consolidated financial statements of Virginia Commerce Bancorp, Inc. and its subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions as of June 30, 2004 and December 31, 2003, the results of operations for the three and six months ended June 30, 2004 and 2003, and statements of cash flows and stockholders' equity for the six months ended June 30, 2004 and 2003.

         Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

2.       INVESTMENT SECURITIES

         Amortized cost and fair value of securities available-for-sale and held-to-maturity as of June 30, 2004 are as follows (dollars in thousands):


                                                      --------------------------------------------------------------------
                                                                                Gross            Gross
                                                            Amortized         Unrealized       Unrealized        Fair
                                                               Cost             Gains           (Losses)        Value
                                                      --------------------------------------------------------------------
AVAILABLE-FOR-SALE:
U.S. Government Agency obligations                              $ 109,001             $ 113       $ (2,224)     $ 106,890
U.S. Treasuries                                                     9,924                --            (24)         9,900
Domestic corporate debt obligations                                 6,000                17              --         6,017
Obligations of states and political subdivisions                    1,241                16             (1)         1,256
Restricted stock:
  Federal Reserve Bank                                              1,442                --             --          1,442
  Federal Home Loan Bank                                            1,598                --             --          1,598
  Community Bankers' Bank                                              55                --             --             55
                                                       ------------------- ----------------- --------------- -------------
                                                                $ 129,261             $ 146       $ (2,249)     $ 127,158

HELD-TO-MATURITY:
U.S. Government Agency obligations                               $ 36,044             $ 95          $ (471)      $ 35,668
Obligations of states and political subdivisions                    7,931               95            (207)         7,819
Domestic corporate debt obligations                                   490               37              --            527
                                                       ------------------- ---------------- ---------------- -------------
                                                                 $ 44,465            $ 227          $ (678)      $ 44,014
                                                       =================== ================ ================ =============

                         VIRGINIA COMMERCE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

    Amortized cost and fair value of securities available-for-sale and held-to-maturity as of December 31, 2003 are as follows (dollars in thousands):


                                                                                     Gross            Gross
                                                                Amortized       Unrealized       Unrealized          Fair
                                                                     Cost            Gains         (Losses)         Value
                                                       ------------------- ---------------- ---------------- -------------
AVAILABLE-FOR-SALE:
U.S. Government Agency obligations                               $ 93,363            $ 466          $ (555)      $ 93,274
Domestic corporate debt obligations                                 6,000               --              (5)         5,995
Obligations of states and political subdivisions                    1,220               75               --         1,295
Restricted stock:
  Federal Reserve Bank                                                758               --               --           758
  Federal Home Loan Bank                                            1,355               --               --         1,355
  Community Bankers' Bank                                              55               --               --            55
                                                       ------------------- ---------------- ---------------- -------------
                                                                 $102,751            $ 541          $ (560)      $102,732

HELD-TO-MATURITY:
U.S. Government Agency obligations                               $ 38,490            $ 476          $    --      $ 38,966
Obligations of states and political subdivisions                    7,535              155             (38)         7,652
Domestic corporate debt obligations                                   488               56               --           544
                                                       ------------------- ---------------- ---------------- -------------
                                                                 $ 46,513            $ 687           $ (38)      $ 47,162
                                                       =================== ================ ================ =============


Provided below is a summary of securities which were in an unrealized loss position at June 30, 2004. Of the total securities in an unrealized loss position for less than twelve months, 88.9%, or forty-one positions, were U.S. Government Agency securities with maturities ranging from eighteen months to ten years. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. These unrealized losses are attributable to changes in market interest rates and not the credit quality of the issuer.

-----------------------------------------------------------------------------------------------------------------------
At June 30, 2004                         LESS THAN 12 MONTHS           12 MONTHS OF LONGER              TOTAL
-----------------------------------------------------------------------------------------------------------------------
                                        Fair        Unrealized         Fair       Unrealized      Fair       Unrealized
(Dollars in thousands)                  Value         Losses           Value        Losses        Value        Losses
-----------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE:
U.S. Government Agency obligations         $88,092     $(2,224)           --            --      $88,092        $(2,224)
U.S. Treasuries                              9,900         (24)           --            --        9,900            (24)
Obligations of states/political
subdivisions                                   223          (1)           --            --          223             (1)
-----------------------------------------------------------------------------------------------------------------------
                                           $98,215     $(2,249)           --            --      $98,215        $(2,249)
-----------------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY:
U.S. Government Agency obligations         $32,829      $ (471)           --            --      $32,829         $ (471)
Obligations of states/political
subdivisions                                 5,061        (207)           --            --        5,061           (207)
-----------------------------------------------------------------------------------------------------------------------
                                           $37,890      $ (678)           --            --      $37,890         $ (678)
-----------------------------------------------------------------------------------------------------------------------

                         VIRGINIA COMMERCE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

3.       LOANS

         Major classifications of loans are summarized as follows:

                                                               June 30, 2004      December 31, 2003
                                                      ---------------------------------------------
                                                              (In Thousand of Dollars)

    Commercial                                                    $ 76,120                $ 61,178
    Real estate-one-to-four family residential                     101,390                  88,789
    Real estate-multi-family residential                            36,466                  29,954
    Real estate-non-farm, non-residential                          369,988                 325,668
    Real estate-construction                                       202,534                 153,400
    Consumer                                                         6,022                   6,061
                                                      --------------------------------------------
      Total Loans                                                  792,520                 665,050

    Less unearned income                                            (3,568)                 (2,742)
    Less allowance for loan losses                                  (8,768)                 (7,457)
                                                      ---------------------------------------------
      Loans, net                                                 $ 780,184               $ 654,851
                                                      ============================================


4.       EARNINGS PER SHARE

The following shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of diluted potential common stock. The weighted average number of shares have been adjusted to give effect to a five-for-four stock split in the form of a 25% stock dividend in July 2004.

                                                                          Six Months Ended
                                                                          ----------------
                                                              June 30, 2004                         June 30, 2003
                                                              -------------                         -------------
                                                                                Per                                 Per
                                                                              Share                               Share
                                                         Shares              Amount              Shares          Amount
                                                         ------              ------              ------          ------
Basic earnings per share                             10,091,203               $0.65           9,670,214           $0.54
                                                                              -----                               -----
Effect of dilutive securities:
  Stock options                                         837,149                                 830,301
  Warrants                                               45,599                                  40,803
                                                         ------                                  ------
Diluted earnings per share                           10,973,951               $0.59          10,541,318           $0.50
                                                     ==========               =====          ==========           =====

                         VIRGINIA COMMERCE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

5. STOCK COMPENSATION PLAN

At June 30, 2004, the Company had a stock-based compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share for the six months ended June 30, 2004, and 2003 had the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, been adopted.

                                                                          SIX MONTHS ENDED
----------------------------------------------------------------------------------------------------
(Dollars in thousands except per share amounts)                 JUNE 30, 2004          JUNE 30, 2003
----------------------------------------------------------------------------------------------------
NET INCOME, AS REPORTED                                                $6,524                 $5,255
Deduct: total stock-based employee compensation
 expense determined based on fair value                                  (256)                  (178)
 method of awards, net of tax

PRO FORMA NET INCOME                                                   $6,268                 $5,077

BASIC EARNINGS PER SHARE:
As reported                                                             $0.65                  $0.54
Pro forma                                                               $0.62                  $0.53

DILUTED EARNING PER SHARE:
As reported                                                             $0.59                  $0.50
Pro Forma                                                               $0.57                  $0.48

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2004, and 2003, respectively: price volatility of 29.61% and 28.55%, risk-free interest rates of 4.37% and 4.02%, dividend rate of ..03% and expected lives of 10 years.

                         VIRGINIA COMMERCE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

6. CAPITAL REQUIREMENTS

A comparison of the Company's and its wholly-owned subsidiary's, Virginia Commerce Bank (the "Bank") capital ratios as of June 30, 2004 with the minimum regulatory guidelines is as follows:


                                                                                 Minimum              Minimum to be
                                                         Actual                Guidelines          "Well-Capitalized"
                                                         ------                ----------          ------------------
  Total Risk-Based Capital:
     Company                                               12.67%                   8.00%                        --
     Bank                                                  12.54%                   8.00%                     10.00%

  Tier 1 Risk-Based Capital:
     Company                                               11.67%                   4.00%                        --
     Bank                                                   9.48%                   4.00%                      6.00%
  Leverage Ratio:
      Company                                              10.33%                   4.00%                        --
      Bank                                                  8.39%                   4.00%                      5.00%

7.  TRUST PREFERRED SECURITIES

On November 13, 2002, the Company completed a private placement issuance of $3.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust I). The securities bear a floating rate of interest, adjusted semi-annually, of 340 basis points over six month Libor, currently 4.94%, with a maximum rate of 12.0% until November 15, 2007. The securities have a thirty year term and are callable at par beginning November 15, 2007. On December 19, 2002, the Company completed a separate private placement issuance of $15.0 million of trust preferred securities through another newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust II). These securities bear a floating rate of interest, adjusted semi-annually, of 330 basis points over six month Libor, currently 5.17%, with a maximum rate of 11.9% until December 30, 2007. These securities also have a thirty year term and are callable at par beginning December 30, 2007. The principal asset of each trust is a similar amount of the Company's junior subordinated debt securities with like maturities and interest rates to the trust preferred securities. The obligations of the Company with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of each Trust's obligations with respect to the trust preferred securities to the extent set forth in the related guarantees. Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, resulting in a deferral of distribution payments on the related trust preferred securities.

The Trust Preferred Securities may be included in Tier 1 capital for regulatory capital adequacy purposes up to 25.0% of Tier 1 capital after its inclusion. The portion of the trust preferred securities not qualifying as Tier 1 capital may be included as part of total qualifying capital in Tier 2 capital. All of the trust preferred securities currently qualify for inclusion in Tier 1 capital.


NOTE 8: SEGMENT REPORTING

In accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" the Company has two reportable segments, its community banking operations and its mortgage banking division. Community banking operations, the major segment, involves making loans and gathering deposits from individuals and businesses in the Bank's market area, while the mortgage banking division originates and sells mortgage loans, serving released, on one-to-four family residential properties. Revenues from mortgage lending consist of interest earned on mortgage loans held-for-sale, loan origination fees, and net gains on the sale of loans in the secondary market. The Bank provides the mortgage division with short term funds to originate loans and charges it interest on the funds based on what the Bank earns on overnight funds. Expenses include both fixed overhead and variable costs on originated loans such as loan officer commissions, document preparation and courier fees. The following table presents segment information for the six months ended June 30, 2004, and 2003. Eliminations consist of overhead and interest charges by the Bank to the mortgage lending division.

---------------------------------------------------------------------------------------------------------------------
                                                                    SIX MONTHS ENDED JUNE 30, 2004
---------------------------------------------------------------------------------------------------------------------
(In thousands)                                      Community           Mortgage      Eliminations        Total
                                                     Banking             Lending
---------------------------------------------------------------------------------------------------------------------
  Interest income                                    $    25,918           $    188           $  --     $     26,106
  Non-interest income                                      1,259              1,552              --            2,811
---------------------------------------------------------------------------------------------------------------------
     Total operating income                          $    27,177           $  1,740           $  --     $     28,917

  Interest expense                                   $     7,387           $     28           $(28)     $      7,387
  Provision for loan losses                                1,307                 --              --            1,307
  Non-interest expense                                     9,141              1,209            (24)           10,326
     Total operating expense                         $    17,835           $  1,237           $(52)     $     19,020
---------------------------------------------------------------------------------------------------------------------
Income before taxes on income                        $     9,342           $    503           $ 52      $     9,897
Provision for income taxes                                 3,196                177             --            3,373
---------------------------------------------------------------------------------------------------------------------
Net Income                                           $     6,146           $    326           $ 52      $     6,524
---------------------------------------------------------------------------------------------------------------------

Total Assets                                         $ 1,039,678           $ 10,614           $ --      $ 1,050,292
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
                                                                    SIX MONTHS ENDED JUNE 30, 2003
---------------------------------------------------------------------------------------------------------------------
(In thousands)                                      Community                Mortgage
                                                     Banking                  Lending    Eliminations        Total
---------------------------------------------------------------------------------------------------------------------
  Interest income                                       $ 21,470            $   411           $ --          $ 21,881
  Non-interest income                                        878              2,854             --             3,732
---------------------------------------------------------------------------------------------------------------------
     Total operating income                             $ 22,348            $ 3,265           $ --          $ 25,613

  Interest expense                                      $  6,971            $    70           $(70)         $  6,971
  Provision for loan losses                                  764                 --             --               764
  Non-interest expense                                     8,148              1,823            (21)            9,950
     Total operating expense                            $ 15,883            $ 1,893           $(91)         $ 17,685
---------------------------------------------------------------------------------------------------------------------
Income before taxes on income                           $  6,465            $ 1,372           $ 91          $  7,928
Provision for income taxes                                 2,206                467             --             2,673
---------------------------------------------------------------------------------------------------------------------
Net Income                                              $  4,259            $   905           $ 91          $  5,255
---------------------------------------------------------------------------------------------------------------------

Total Assets                                            $775,947            $24,038           $ --          $799,985
---------------------------------------------------------------------------------------------------------------------

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

General

The following presents management's discussion and analysis of the consolidated financial condition and results of operations of Virginia Commerce Bancorp, Inc. and subsidiaries (the "Company") as of the dates and for the periods indicated. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto, and other financial data appearing elsewhere in this report. The Company is the parent bank holding company for Virginia Commerce Bank (the "Bank"), a Virginia state-chartered bank that commenced operations in May 1988. The Bank pursues a traditional community banking strategy, offering a full range of business and consumer banking services through thirteen branch offices, two residential mortgage offices and one investment services office and has recently signed leases and a letter of intent for four additional Northern Virginia locations that are tentatively scheduled to be open between August 2004 and April 2005.

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

Critical Accounting Policies

During the quarter ended June 30, 2004 there were no changes in the Company's critical accounting policies as reflected in the last report.

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

Results of Operations

For the six months ended June 30, 2004, the Bank continued to experience significant growth in assets, loans and deposits while maintaining strong asset quality and increasing its capital levels through a follow-on offering in May 2004. Total assets increased $169.2 million, or 19.2%, from $881.1 million at December 31, 2003, to $1.05 billion at June 30, 2004, fueled by growth in deposits of $128.1 million, or 16.6%, from $773.5 million at December 31, 2003, to $901.6 million, growth in repurchase agreements from $30.9 million at December 31, 2003, to $45.4 million, or 47.1%, and $22 million in net proceeds from the follow-on offering.

Loans, net of the allowance for loan losses and excluding loans held-for-sale, increased $125.3 million, or 19.1%, from $654.9 million at December 31, 2003, to $780.2 million at June 30, 2004, and represented 86.5% of total deposits at June 30, 2004, compared to 84.7% at December 31, 2003. The majority of the growth in loans occurred in construction and non-farm, non-residential real estate loans with construction loans increasing $49.1 million, or 32.0%, from $153.4 million at December 31, 2003, to $202.5 million at June 30, 2004, and non-farm, non-residential real estate loans increasing by $44.3 million, or 13.6%, from $325.7 million at December 31, 2003, to $370.0 million. Commercial loans represented the next largest increase rising $14.9 million, or 24.4%, from $61.2 million at December 31, 2003, to $76.1 million at June 30, 2004, and currently represent 9.60% of total loans. It is the Bank's goal to continue to increase the percentage of commercial loans to total loans and has recently hired several loan officers to help in that effort. One-to-four family residential real estate loans increased $12.6 million, or 14.2%, from $88.8 million at December 31, 2003, to $101.4 million at June 30, 2004, with $10.8 million of the increase represented by home equity lines of credit and $53.0 million, or 52.3%, of total one-to-four family residential real estate loans.

Loans held-for-sale, which represent one-to-four family residential real estate loans originated on a pre-sold basis to various investors, increased $6.9 million from $3.5 million at December 31, 2003, to $10.5 million at June 30, 2004, as originations picked up slightly towards the end of June; however, over the six months ended June 30, 2004, total originations were down $65.1 million, or 42.5%, from $153.0 million during the six months ended June 30, 2003, to $87.9 million in the current period due to lower levels of refinancing activity. Of the $87.9 million in originations year-to-date, $49.6 million, or 56.4%, represented loans for refinance purposes versus $122.5 million, or 80.1%, of the $153.0 million in originations during the same period in 2003. As this refinancing activity continues to slow, the Bank has begun the process of expanding its commissioned loan officer base to originate more purchase money loans.

Investment securities, which the Bank holds as a secondary source of liquidity, for providing a pool of collateral for public deposits and repurchase agreements and for helping to manage interest rate risk, increased $22.4 million, or 15.0%, from $149.2 million at December 31, 2003, to $171.6 million at June 30, 2004. The increases were limited to short-term U.S. Government Treasuries and Agency obligations in the available-for-sale portfolio as interest rates have continued to be historically low and the Bank has avoided the longer end of the yield curve for investment purposes. This strategy is expected to provide the Bank with greater flexibility and opportunity in the future as interest rates rise.

Deposit growth occurred in all categories with non-interest bearing demand deposits increasing $38.5 million, or 32.2%, from $119.8 million at December 31, 2003, to $158.3 million at June 30, 2004, and time deposits increasing $81.3 million, or 25.9%, from $313.6 million at December 31, 2003, to $394.9 million. Savings and interest-bearing demand deposits increased slightly from $340.1 million at December 31, 2003, to $348.4 million, an increase of 2.4%. Although the majority of the Bank's deposits are attracted from individuals and businesses in the Northern Virginia and the Metropolitan Washington, D.C. area, $38.1 million of the $81.3 million in time deposit growth was attracted from out-of-market financial institutions and funds of public entities; however, all deposits from out-of-market bear the same interest rates paid by the Bank on comparable deposits from local consumers and businesses. Those rates are generally near the top of the local market.

Growth for the three months ended June 30, 2004, was similar to what the Company experienced for the six month period with total assets rising $93.8 million, or 9.8%, from $956.4 million at March 31, 2004, to $1.05 billion at June 30, 2004, total deposits increasing $56.4 million, or 6.7%, from $845.2 million to $901.6 million, and loans, net of the allowance for loans losses and excluding loans held-for-sale, growing $57.4 million, or 7.9%, from $722.7 million to $780.2 million. As loan growth matched that of deposits for the three-month period, the balance of the growth in assets was again placed in short-term U.S. Government Treasuries and Agency obligations.

For the six months ended June 30, 2004, net income of $6.5 million reflected an increase of 24.1% compared to $5.3 million for the six months ended June 30, 2003, as net interest income increased $3.8 million, or 25.5%, due to overall growth, non-interest income fell $921 thousand, or 24.7%, due to lower fees and net gains from mortgage lending operations and non-interest expense was up only $376 thousand, or 3.8%. Provisions for loan losses increased $543 thousand, or 71.1%, from $764 thousand for the six months ended June 30, 2003, to $1.3 million for the six months ended June 30, 2004, as loans, net of the allowance for loan losses and excluding loans held-for-sale, increased by $125.3 million over the six month period versus growth of $57.1 million in the six months ended June 30, 2003. Diluted earnings per share, adjusted giving effect to a five-for-four stock split in the form of a 25% stock dividend paid July 15, 2004, of $0.59 were up $0.09, or 18.0%, from $0.50 for the comparable period in 2003. The Company's annualized return on average assets and return on average equity were 1.38% and 21.26% for the current six month period compared to 1.47% and 23.22% for the six months ended June 30, 2003.

For the three months ended June 30, 2004, net income of $3.4 million increased $601 thousand, or 21.2%, compared to $2.8 million for the same period in 2003 as net interest income rose $2.0 million on growth, non-interest income declined by $387 thousand due to lower levels of mortgage lending activity and non-interest expenses were up $247 thousand, or 4.9%. Provisions for loan losses were also up during the period, from $408 thousand for the three months ended June 30, 2003, to $820 thousand in the current period, again due to a higher level of growth in loans in 2004 versus 2003. Diluted earnings per share increased $0.04, or 14.8%, from $0.27 for the three months ended June 30, 2003, to $0.31 for the three month period ended June 30, 2004. The return on average assets and return on average equity were 1.38% and 21.12% for the three months ended June 30, 2004, compared to 1.51% and 23.96% for the same period in 2003.

Overall, while the net interest margin declined for both the three and six month periods ended June 30, 2004, due to lower yields on loans and investment securities, net interest income increased due to strong balance sheet growth, and in particular growth in loans, while increases in non-interest expenses were minimal. However, the growth in loans required higher provisions for loan losses, while fees and net gains from mortgage lending operations were lower in both periods due to lower refinancing activity.

Stockholders' equity increased $27.7 million, or 50.3%, from $55.1 million at December 31, 2003, to $82.8 million at June 30, 2004, on earnings of $6.5 million, $22.0 million in net proceeds from the issuance of 891,250 shares of common stock in a follow-on offering in May 2004, and $549 thousand in proceeds and tax benefits from the exercise of stock options and warrants by Company directors and officers, offset by a $1.8 million decline in other comprehensive income, net of tax. Since June 30, 2003, stockholders' equity has increased $33.8 million, or 68.9%, with $12.8 million in earnings, $22.0 million in net proceeds from the follow-on offering and $961 million in proceeds and tax benefits from the exercise of stock options and warrants by Company directors and officers, offset by a $2.0 million decline in other comprehensive income, net of tax. On July 15, 2004, the Company recorded a five-for-four stock split in the form of a 25% stock dividend increasing the number of shares outstanding by 2,205,935 to a total number outstanding of 11,030,411.

Net Interest Income

Net interest income is the excess of interest earned on loans and investments over the interest paid on deposits and borrowings. The Company's net interest income increased $3.8 million, or 25.5%, from $14.9 million for the six months ended June 30, 2003, to $18.7 million for the six month period ended June 30, 2004, and increased $2.0 million, or 26.1%, from $7.7 million for the three months ended June 30, 2003, to $9.7 million for the three months ended June 30, 2004. Increases for both periods were due to significant growth in earning assets as the Company's net interest margin declined from 4.23% in the second quarter of 2003 to 4.05% for the current three-month period and from 4.34% for the six months ended June 30, 2003, to 4.15% year-to-date.

The Company's yields on earning assets and costs of interest-bearing liabilities have continued to fall along with market interest rates since early 2001. However, over the past year yields on earning assets have fallen more than the costs of interest-bearing liabilities as deposit rates began to bottom out while yields on investments securities and loans continued to drop as new investments and loans were added at lower rates. For the six months ended June 30, 2004, the yield on earning assets fell sixty basis points from 6.39% for the six months ended June 30, 2003, to 5.79% for the six months ended June 30, 2004, while the average rate paid on interest-bearing liabilities fell fifty-one basis points from 2.49% to 1.98%. For the three month period ended June 30, 2004, the yield on earning assets fell fifty-seven basis points to 5.65% and the cost of interest-bearing liabilities fell forty-six basis points to 1.98%. As a result of these lower yields on earning assets the net interest margin declined for both periods. The Company expects that with the recent twenty-five basis point increase in rates by the Federal Reserve, recent increases in other market interest rates, and with yields on both investment securities and loans having likely reached their lows, that its net interest margin should begin to slowly improve. However, there can be no assurance that interest rates will continue to increase, or that competitive conditions or other factors will enable the Company to take advantage of increasing rates to increase net income.

The following table shows the average balance sheets for each of the three and six month periods ended June 30, 2004, and 2003. In addition, the amounts of interest earned on earning assets, with related yields on a tax-equivalent basis, and interest expense on interest-bearing liabilities, with related rates, are shown. Loans placed on a non-accrual status are included in the average balances. Net loan fees and late charges included in interest income on

$570 thousand for the three month period ended June 30, 2004 and 2003, respectively, and totaled $1.2 million and $955 thousand for the six month periods.

                                           -----------------------------------------------------------------------------------
                                                                      Three months ended June 30,
                                           -----------------------------------------------------------------------------------
                                                           2004                                         2003
                                           ---------------------------------------    ----------------------------------------
(Dollars in thousands)                                   Interest      Average                         Interest     Average
                                             Average     Income-        Yields          Average        Income-      Yields
                                             Balance     Expense        /Rates          Balance        Expense      /Rates
                                           ---------------------------------------    ----------------------------------------
ASSETS
Securities (1)                                $149,753      $ 1,372         3.72%         $ 98,504        $ 1,009       4.26%
Loans, net of unearned income                  765,987       12,090         6.24%          582,957         10,168       6.90%
Federal funds sold                              49,443          111         0.89%           39,648            116       1.16%
                                           ---------------------------------------    ----------------------------------------
TOTAL INTEREST-EARNING ASSETS                 $965,183      $13,573         5.65%         $721,109        $11,293       6.22%
Other assets                                    32,103                                      32,169
                                           ------------                               -------------
TOTAL ASSETS                                  $997,286                                    $753,278
                                           ============                               =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts                                $205,528      $   680         1.33%         $133,493        $   589       1.77%
  Money market accounts                        118,022          405         1.38%           81,368            370       1.82%
  Savings accounts                              19,427           27         0.55%           25,309             63       1.00%
  Time deposits                                384,835        2,497         2.60%          299,210          2,311       3.10%
                                           ---------------------------------------    ----------------------------------------
Total interest-bearing deposits               $727,812      $ 3,609         1.99%         $539,110        $ 3,333       2.48%
Securities sold under agreement to
  repurchase and federal funds purchased        35,996           36         0.39%           31,961             32       0.41%
Other borrowed funds                                --           --           --               400              6       5.93%
Trust preferred capital notes                   18,000          208         4.58%           18,000            213       4.73%
                                           ---------------------------------------    ----------------------------------------
TOTAL INTEREST-BEARING LIABILITIES            $781,808      $ 3,853         1.98%         $589,471        $ 3,584       2.44%
Demand deposits and other liabilities          150,199                                     116,312
                                           ------------                               -------------
TOTAL LIABILITIES                             $932,007                                    $705,783
Stockholders' equity                            65,279                                      47,495
                                           ------------                               -------------
TOTAL LIABILITIES AND STOCKHOLDERS'           $997,286                                    $753,278
EQUITY
                                           ============                               =============
Interest rate spread                                                        3.67%                                       3.78%
Net interest income and margin                              $ 9,720         4.05%                         $ 7,709       4.23%

(1) Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders' equity. Interest income includes the effects of taxable-equivalent adjustments, using the appropriate marginal federal income tax rate of 35.0%, to increase tax-exempt interest income to a tax-equivalent basis.

                                           -----------------------------------------------------------------------------------
                                                                       Six months ended June 30,
                                           -----------------------------------------------------------------------------------
                                                           2004                                         2003
                                           ---------------------------------------    ----------------------------------------
(Dollars in thousands)                                   Interest      Average                         Interest     Average
                                             Average     Income-        Yields          Average        Income-      Yields
                                             Balance     Expense        /Rates          Balance        Expense      /Rates
                                           ---------------------------------------    ----------------------------------------
ASSETS
Securities (1)                               $ 144,202      $ 2,728         3.84%         $ 87,240        $ 1,816       4.35%
Loans, net of unearned income                  727,637       23,220         6.31%          561,118         19,860       7.04%
Federal funds sold                              33,964          158         0.92%           35,399            205       1.15%
                                           ---------------------------------------    ----------------------------------------
TOTAL INTEREST-EARNING ASSETS                $ 905,803      $26,106         5.79%         $683,757        $21,881       6.39%
Other assets                                    42,005                                      34,950
                                           -----------                                ------------
TOTAL ASSETS                                 $ 947,808                                    $718,707
                                           ===========                                ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts                               $ 205,986       $1,367         1.33%         $126,520        $ 1,084       1.73%
  Money market accounts                        114,072          789         1.39%           76,080            692       1.83%
  Savings accounts                              19,245           52         0.55%           21,916            111       1.02%
  Time deposits                                357,145        4,693         2.63%          290,844          4,586       3.18%
                                           ---------------------------------------    ----------------------------------------
Total interest-bearing deposits              $ 696,448       $6,901         1.99%         $515,360        $ 6,473       2.53%
Securities sold under agreement to
  repurchase and federal funds purchased        34,226           67         0.39%           31,161             60       0.39%
Other borrowed funds                               617            4         1.23%              400             12       5.93%
Trust preferred capital notes                   18,000          415         4.57%           18,000            426       4.74%
                                           ---------------------------------------    ----------------------------------------
TOTAL INTEREST-BEARING LIABILITIES           $ 749,291       $7,387         1.98%         $564,920        $ 6,971       2.49%
Demand deposits and other liabilities          136,981                                     108,149
                                           -----------                                ------------
TOTAL LIABILITIES                            $ 886,272                                    $673,069
Stockholders' equity                            61,536                                      45,638
                                           -----------                                ------------
TOTAL LIABILITIES AND STOCKHOLDERS'          $ 947,808                                    $718,707
EQUITY                                     ===========                                ============
Interest rate spread                                                        3.81%                                       3.90%
Net interest income and margin                              $18,719         4.15%                         $14,910       4.34%


(1) Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders' equity. Interest income includes the effects of taxable-equivalent adjustments, using the appropriate marginal federal income tax rate of 35.0%, to increase tax-exempt interest income to a tax-equivalent basis.

Allowance for Loan Losses / Provision for Loan Loss Expense

The provision for loan losses is based upon management's estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. For the six months ended June 30, 2004, the Bank recorded a net recovery of $4 thousand compared to a net charge-off of $36 thousand for the same period in 2003, while the provision for loan loss expense for the first six months of 2004 was $1.3 million compared to $764 thousand in 2003. As a result, the total allowance for loan losses increased by $1.3 million, or 17.6%, from $7.5 million at December 31, 2003, to $8.8 million at June 30, 2004. The increase in the provision for loan loss expense is reflective of the significant growth in loans during the period with loans, net of the allowance for loans losses and excluding loans held-for-sale increasing $125.3 million, or 19.1%, while non-performing assets and past due loans declined from $1.4 million at December 31, 2003, to $224 thousand at June 30, 2004. See "Risk Elements and Non-Performing Assets" below for additional information regarding changes in the level of non-performing assets.

Management feels that the allowance for loan losses is adequate; however, there can be no assurance, that additional provisions for loan losses will not be required in the future, including as a result of changes in the economic assumptions underlying management's estimates and judgments, adverse developments in the economy, on a national basis or in the Company's market area, or changes in the circumstances of particular borrowers.

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

The following schedule summarizes the changes in the allowance for loan losses:

                                                        Six Months          Six Months           Twelve Months
                                                          Ended                Ended                 Ended
                                                      June 30, 2004        June 30, 2003       December 31, 2003
                                                    ----------------------------------------------------------------
                                                                       (In Thousands of Dollars)

Allowance, at beginning of period                              $ 7,457              $ 5,924                 $ 5,924
Provision charged against income                                 1,307                  764                   1,575
Recoveries:
   Consumer loans                                                   12                    6                      12
   Commercial loans                                                  2                    1                       2
Losses charged to reserve:
   Consumer loans                                                  (10)                 (21)                    (26)
   Commercial loans                                                 --                  (22)                    (30)
                                                                ------                -----                 -------
Net (charge-offs) recoveries                                         4                  (36)                    (42)
Allowance, at end of period                                    $ 8,768              $ 6,652                 $ 7,457
                                                               =======              =======                 =======

Ratio of net charge-offs to average total loans
outstanding during period                                          n/a                 .01%                    .01%
Allowance for loan losses to total loans                         1.11%                1.14%                   1.12%

Risk Elements and Non-performing Assets

Non-performing assets consist of non-accrual loans, impaired loans, restructured loans, and other real estate owned (foreclosed real properties). The total non-performing assets and loans that are ninety days or more past due and still accruing interest decreased 84.2% from $1.4 million at December 31, 2003, to $224 thousand at June 30, 2004, and fell $1.3 million, or 84.9%, from $1.5 million at June 30, 2003. The declines in both periods was due to the payoff of a troubled debt restructuring loan for $875 thousand in June 2004, as well as payoffs on other smaller non-accrual and/or impaired loans.

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

The ratio of non-performing assets and loans past due ninety days and still accruing to total loans decreased from 0.21% at December 31, 2003, to 0.03% at June 30, 2004, and decreased from 0.25% at June 30, 2003. As noted above, the decrease in the ratio for both periods was due mostly to the payoff of a troubled debt restructuring loan for $875 thousand. The Company expects its ratio of non-performing assets to total loans to remain below its peers; however, there can be no assurance that total non-performing assets will remain low since there were $1.9 million of loans as of June 30, 2004, for which management has identified certain risk factors that may result in them not being repaid in accordance with their terms. These loans are primarily well secured and are currently performing.

Foreclosed real properties include properties that have been substantively repossessed or acquired in complete or partial satisfaction of debt. Such properties, which are held for resale, are carried at the lower of cost or fair value, including a reduction for the estimated selling expenses, or principal balance of the related loan. As of June 30, 2004, June 30, 2003, and December 31, 2003, the Company held no foreclosed real properties.

Total non-performing assets consist of the following:

                                              June 30, 2004            June 30, 2003           December 31, 2003
                                          ---------------------------------------------------------------------------
                                                                  (In Thousands of Dollars)

Non-accrual loans                                          $   9                  $   253                    $    46
Impaired loans                                               203                       65                        416
Restructured Loans                                            --                      875                        875
                                                          ------                  -------                   --------
  Total non-performing assets                              $ 212                  $ 1,193                    $ 1,337
Loans past due 90 days and still
  accruing                                                    12                      289                         84
  Total non-performing assets and
   loans past due 90 days and
   still accruing                                          $ 224                  $ 1,482                    $ 1,421
                                                           =====                  =======                    =======

     As a percentage of total loans                        0.03%                    0.25%                      0.21%
     As a percentage of total assets                       0.02%                    0.18%                      0.16%

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

At June 30, 2004, the Company had $609.0 million, or 76.8%, of total loans concentrated in commercial real estate. Commercial real estate for purposes of this discussion includes all construction loans, loans secured by multi-family residential properties and loans secured by non-farm, non-residential properties. At December 31, 2003, commercial real estate loans were $509.0 million, or 76.5%, of total loans. Total construction loans of $202.5 million at June 30, 2004, represented 25.6% of total loans, loans secured by multi-family residential properties of $36.5 million represented 4.6% of total loans, and loans secured by non-farm, non-residential properties of $370.0 million represented 46.7%.

Construction loans at June 30, 2004, included $149.5 million in loans to commercial builders of single family residential property and $13.3 million to individuals on single family residential property, representing 18.9% and 1.7% of total loans, respectively, and together representing 20.6% of total loans. These loans are made to a number of unrelated entities and generally have a term of twelve to eighteen months. In addition the Company had $39.7 million of construction loans on non-residential commercial property at June 30, 2004, representing 5.0% of total loans. These total construction loans of $202.5 million include $78.2 million in land acquisition and or development loans on residential property and $24.0 million in land acquisition and or development loans on commercial property, together totaling $102.2 million, or 12.9% of total loans. Adverse developments in the Northern Virginia real estate market or economy including substantial increases in mortgage interest rates, slower housing sales, and increased commercial property vacancy rates could have an adverse impact on these groups of loans and the Bank's income and financial position. At June 30, 2004, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

The Bank has established formal policies relating to the credit and collateral requirements in loan originations including policies that establish limits on various loan types as a percentage of total loans and total capital. Loans to purchase real property are generally collateralized by the related property with limitations based on the property's appraised value. Credit approval is primarily a function of collateral and the evaluation of the creditworthiness of the individual borrower, guarantors and/or the individual project. Management considers the concentration of credit risk to be minimal due to the diversification of borrowers over numerous businesses and industries.


Non-Interest Income

Non-interest income decreased $921 thousand, or 24.7%, from $3.7 million for the six months ended June 30, 2003, to $2.8 million for the same period ended June 30, 2004. Fees and net gains on loans held-for-sale were the contributing factor decreasing $1.3 million, or 45.6%, from $2.8 million in 2003, to $1.5 million for the six months ended June 30, 2004, as originations fell $65.1 million, or 42.6%, from $153.0 million during the first six months of 2003, to $87.9 million for the current six month period. Consequently sales also declined falling $67.2 million from $148.1 million in 2003, to $80.9 million for the first six months of 2004. These lower levels of originations and subsequent sales are attributable to lower levels of refinancing activity.

While fees and net gains on loans held-for-sale declined over the period, service charges, non-deposit investment services commissions and other non-interest income increased $381 thousand, or 43.4%, from a total of $878 thousand for the six months ended June 30, 2003, to $1.3 million in the current six month period. Of the total increase, $175 thousand was due to non-deposit investment services commissions which rose from $15 thousand in 2003, to $190 thousand for the six months ended June 30, 2004, as the Bank increased its efforts in generating additional income through the hiring of a new manager/sales representative for the department in the latter part of 2003.

For the three months ended June 30, 2004 non-interest income fell $387 thousand, or 19.5%, from $2.0 million in 2003, to $1.6 million in the current period. The decline was again due to lower fees and net gains on mortgage loans held-for-sale which fell $594 thousand, or 38.2%, from $1.6 million in 2003 to $961 thousand in the current period, while other non-interest income sources, including non-deposit investment services commissions, increased $207 thousand, or 47.7%, from $434 thousand in the three months ended June 30, 2003, to $641 thousand currently.

Loans classified as held-for-sale represent loans on one-to-four family residential real estate, originated on a pre-sold and servicing released basis to various investors, and carried on the balance sheet at the lower of cost or market. The Company expects that as long-term interest rates rise, and consequently mortgage rates rise, the level of originations and sales and the fees and gains thereon, would be further adversely affected, as refinancing activity further declines. However, the Company is seeking to hire additional commissioned loan officers to increase purchase money mortgage originations.

Non-Interest Expense

For the three months ended June 30, 2004, non-interest expense increased $247 thousand, or 4.9%, compared to the same period in 2003, and increased $376 thousand, or 3.8%, from $9.9 million for the six months ended June 30, 2003, to $10.3 million for the six months ended June 30, 2004. Increases in both periods were due to higher levels in advertising, public relations, and professional services expenses and higher franchise taxes due to overall growth. Salaries and benefits expense for both the three and six month periods ended June 30 were lower as the cost of new hires and increased commissions on construction loans was offset by lower levels of commissions on loans originated for sale. As a result of these minimal increases in non-interest expense, the Company's efficiency ratio improved from 53.1% for the six months ended June 30, 2003, to 47.9% in the current period and improved from 51.6% for the three months ended June 30, 2003, to 46.6% during the current three month period. As the Company expects to increase its branching efforts over the next year the efficiency ratio may increase from its current level.

Provision for Income Taxes

The Company's income tax provisions are adjusted for non-deductible expenses and non-taxable interest after applying the U.S. federal income tax rate of 35%. Provision for income taxes totaled $2.7 million and $3.4 million for the six months ended June 30, 2003 and 2004, respectively.

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

The Company measures total liquidity through cash and cash equivalents, securities available-for-sale, mortgage loans held-for-sale, other loans and investment securities maturing within one year, less securities pledged as collateral for repurchase agreements, public deposits and other purposes, and less any outstanding federal funds purchased. These liquidity sources increased $89.4 million, or 32.9%, from $271.5 million at December 31, 2003, to $360.9 million at June 30, 2004, as the amount of loans and investment securities maturing within one-year increased by $52.6 million, the level of fed funds sold increased $12.7 million, and other available-for-sale securities increased $25.6 million.

Additional sources of liquidity available to the Company include the capacity to borrow funds through established short-term lines of credit with various correspondent banks, and the Federal Home Loan Bank of Atlanta. Available funds from these liquidity sources were approximately $179.5 million and $154.1 million at June 30, 2004, and December 31, 2003, respectively. The Bank's line of credit with the Federal Home Loan Bank of Atlanta, which requires the pledging of collateral in the form of certain loans and/or securities, is approximately $157.5 million of the $179.5 million as of June 30, 2004.

Off-Balance Sheet Arrangements

The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet arrangements. The off-balance sheet arrangements recognized as of June 30, 2004, and December 31, 2003, were commitments to extend credit, which include unfunded lines of credit, and standby letter of credit only. Except as disclosed herein and in the Company's annual report on Form 10-K for the year ended December 31, 2003, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors.

Commitments to extend credit which amounted to $232.4 million at June 30, 2004, and $209.7 million at December 31, 2003, represent legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At June 30, 2004, and December 31, 2003, the Company had $13.2 million and $14.7 million, respectively, in outstanding standby letters of credit.

Contractual Obligations

Since December 31, 2003, there have been no significant changes in the Company's contractual obligations other than additional leases entered into for new branch locations.

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

The capital position of the Bank continues to meet regulatory requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios. Tier 1 capital consists of common and qualifying preferred stockholders' equity less goodwill. Total risk-based capital consists of Tier 1 capital, qualifying subordinated debt, and a portion of the allowance for loan losses. Risk-based capital ratios are calculated with reference to risk-weighted assets. The leverage ratio compares Tier 1 capital to total average assets for the most recent quarter end. The Bank's Tier 1 risk-based capital ratio was 9.48% at June 30, 2004, compared to 7.51% at December 31, 2003. The total risk-based capital ratio was 12.54% at June 30, 2004, compared to 11.03% at December 31, 2003. These ratios are in excess of the mandated minimum requirement of 4.00% and 8.00%, respectively. The Bank's leverage ratio was 8.39% at June 30, 2004, compared to 6.33% at December 31, 2003, and is also in excess of the mandated minimum requirement of 4.00%. Based on these ratios, the Bank is considered "well capitalized" under regulatory prompt corrective action guidelines. The Company's Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage ratio was 11.67%, 12.67% and 10.33%, respectively, at June 30, 2004. The improvement in all the Company's and Bank's capital ratios during the period was due to the issuance of 891,250 common shares (pre-split) in a follow-on offering in June 2004 which added $22 million in net proceeds to capital.

The ability of the Company to continue to grow is dependent on its earnings and the ability to obtain additional funds for contribution to the Bank's capital, through borrowing, the sale of additional common stock, or through the issuance of additional trust preferred securities or other qualifying securities. Proposed changes to the Federal Reserve's holding company capital requirements may in the future limit the Company's ability to utilize significant amounts of additional trust preferred securities. In the event that the Company is unable to obtain additional capital for the Bank on a timely basis, the growth of the Company and the Bank may be curtailed, and the Company and the Bank may be required to reduce their level of assets in order to maintain compliance with regulatory capital requirements. Under those circumstances net income and the rate of growth of net income may be adversely affected. The Company believes that its current level of capital is sufficient to meet anticipated growth, although there can be no assurance.

Recent Accounting Pronouncements

During the three months ended June 30, 2004 there were no new accounting pronouncements requiring the Company's review and adoption.

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

One of the tools used by the Company to assess interest sensitivity on a monthly basis is the static gap analysis that measures the cumulative differences between the amounts of assets and liabilities maturing or re-pricing within various time periods. It is the Company's goal to limit the one-year cumulative difference to plus or minus 10% of total interest-earning assets in an attempt to limit changes in future net interest income from sudden changes in market interest rates. The following table shows a gap analysis reflecting the earlier of the maturity or re-pricing dates for various assets and liabilities as of June 30, 2004. At that point in time, the Company had a cumulative net asset sensitive twelve-month gap position of $74.9 million, or a positive 7.4% of total earning assets. This position would indicate that over a period of one-year earnings should increase in a rising interest rate environment as more assets would re-price than liabilities and should decrease in a falling interest rate environment. However, this measurement of interest rate risk sensitivity represents a static position as of a single day and is not necessarily indicative of the Company's position at any other point in time, does not take into account the sensitivity of yields and costs of specific assets and liabilities to changes in market rates, and does not take into account the specific timing of when changes to a specific asset or liability will occur. More accurate measures of interest sensitivity are provided to the Company using earnings simulation models.

At June 30, 2004                                                    Interest Sensitivity Periods
                                         -----------------------------------------------------------------------------------
                                                  Within          91 to 365      Over 1 to 5          Over
(Dollars in thousands)                           90 Days               Days            Years       5 Years            Total
                                         -----------------------------------------------------------------------------------
INTEREST EARNING ASSETS
Securities, at amortized cost                   $ 62,684           $ 52,890         $ 32,646      $ 25,506       $  173,726
Federal funds sold                                44,318                 --               --            --           44,318
Loans, net of unearned income                    365,211            109,158          300,807        24,267          799,443
----------------------------------------------------------------------------------------------------------------------------
Total interest earning assets                   $472,213           $162,048         $333,453      $ 49,773       $1,017,487
----------------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES
NOW accounts                                    $ 89,448           $ 77,549         $ 38,958      $     --       $  205,955
Money market accounts                             53,928             51,273           17,399            --          122,600
Savings accounts                                   1,588              4,963           13,300            --           19,851
Time deposits                                     31,349            185,844          177,730             1          394,924
Securities sold under agreement to
  repurchase and federal funds                    45,444                 --               --            --           45,444
  purchased
Trust preferred capital notes                         --             18,000               --            --           18,000
----------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities              $221,757           $337,629         $247,387      $      1       $  806,774
----------------------------------------------------------------------------------------------------------------------------
Cumulative maturity / interest                  $250,456           $ 74,875         $160,941      $210,713       $  210,713
  sensitivity gap
As % of total earnings assets                      24.61%              7.36%           15.82%        20.71%
----------------------------------------------------------------------------------------------------------------------------

In order to more closely measure interest sensitivity, the Company uses earnings simulation models on a quarterly basis. These models utilize the Company's financial data and various management assumptions as to growth and earnings to forecast a base level of net interest income and earnings over a one-year period. This base level of earnings is then shocked assuming a sudden 200 basis points increase or decrease in interest rates. The most recent earnings simulation model was run based on data as of June 30, 2004, and at that time the model projected earnings would decrease by 3.11% if interest rates would immediately increase by 200 basis points and would also decrease by 4.42% if interest rates suddenly fell by 200 basis points. The Company considers these results to be its worst case scenario should interest rate increases be equally applied to both interest earning assets and interest bearing liabilities; however, it is not the Company's practice and general industry practice to equally apply such sudden increases in rates. As a result the Company does expect that earnings will improve in a rising rate environment, as net interest income increases, due to the ability to manage the rate increases as they apply to both sides of the balance sheet along with the relatively small decline in projected earnings under the worst case scenario.

The Company has set a limit on its sensitivity to sudden increases in interest rates to a maximum decline in earnings of 20%. Since the earnings model uses numerous assumptions regarding the effect of changes in interest rates on the timing and extent of repricing characteristics, future cash flows and customer behavior, the model cannot precisely estimate net income and the effect on net income from sudden changes in interest rates. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

     (d) Use of Proceeds.  Not Applicable.

     (e) Issuer Purchases of Securities.    None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

        On April 28, 2004, the annual meeting of shareholders of the Company was held for the purpose of (1) electing eight (8) directors to serve until the next annual meeting and until their successors are duly elected and qualified; and (2) to consider and approve the Virginia Commerce Bancorp, Inc. Employee Stock Purchase Plan.

        The name of each director elected at the meeting, and the votes cast for such persons, who constitute the entire Board of Directors in office following the meeting, are set forth below.

              Name                           For                Against/Withheld        Abstentions       Broker Non-votes
              ----                           ---                ----------------        -----------       ----------------
Leonard Adler                             6,814,057                    800                 37,105               none
Peter A. Converse                         6,673,505                141,352                 37,105               none
Frank L. Cowles                           6,804,040                 10,817                 37,105               none
W. Douglas Fisher                         6,812,571                  2,286                 37,105               none
David M. Guernsey                         6,812,571                  2,286                 37,105               none
Robert H. L'Hommedieu                     6,696,073                118,784                 37,105               none
Norris E. Mitchell                        6,812,521                  2,336                 37,105               none
Arthur L. Walters                         6,802,554                 12,303                 37,105               none


        The vote on the Virginia Commerce Bancorp, Inc. Employee Stock Purchase Plan was as follows:

              For                Against/Withheld          Abstentions         Broker Non-votes
              ---                ----------------          -----------         ----------------
           6,699,582                  82,504                  69,876                 none


Item 5.  Other Information - None

Item 6.  Exhibits and reports on Form 8-K

         a) Exhibits

   Exhibit No.      Description
   -----------      ------------
       3.1          Articles of Incorporation of Virginia Commerce Bancorp, Inc.
                    (1)
       3.2          Bylaws of Virginia Commerce Bancorp, Inc. (2)
       4.1          Junior Subordinated Indenture, dated as of November 15, 2002 between Virginia Commerce Bancorp, Inc. and The Bank of New
                    York, as Trustee (3)
       4.2          Amended and Restated Declaration of Trust, dated as of
                    November 15, 2002 among Virginia Commerce Bancorp, Inc., The
                    Bank of New York, as Property Trustee, The Bank of New York
                    (Delaware), as Delaware Trustee, and Peter A. Converse,
                    William K. Beauchesne and Marcia J. Hopkins as
                    Administrative Trustees (3)
       4.3          Guarantee Agreement dated as of November 15, 2002, between
                    Virginia Commerce Bancorp, Inc.
                    and The Bank of New York, as Guarantee Trustee (3)
       4.4          Junior Subordinated Indenture, dated as of December 19, 2002 between Virginia Commerce Bancorp, Inc. and The Bank of New
                    York, as Indenture Trustee (3)
       4.5          Amended and Restated Declaration of Trust, dated as of
                    December 19, 2002 among Virginia Commerce Bancorp, Inc., The
                    Bank of New York, as Property Trustee, The Bank of New York
                    (Delaware), as Delaware Trustee, and Peter A. Converse,
                    William K. Beauchesne and Marcia J. Hopkins as
                    Administrative Trustees (3)
       4.6          Guarantee Agreement dated as of December 19, 2002, between
                    Virginia Commerce Bancorp, Inc. and The Bank of New York, as
                    Guarantee Trustee (3)
      10.1          1998 Stock Option Plan (2)
      10.2          2003 VCBI Employee Stock Purchase Plan (4)
       11           Statement Regarding Computation of Per Share Earnings
                       See Note 4 to the Consolidated Financial Statements included in this report
       21           Subsidiaries of the Registrant:
                       Virginia Commerce Bank-Virginia
                       VCBI Capital Trust I-Delaware
                       VCBI Capital Trust II-Delaware
                    Subsidiaries of Virginia Commerce Bank:
                       Northeast Land and Development Corporation-Virginia Virginia Commerce Insurance Agency, L.L.C.-Virginia
      31(a)         Certification of Peter A. Converse, President and Chief
                    Executive Officer
      31(b)         Certification of William K. Beauchesne, Treasurer and Chief
                    Financial Officer
      32(a)         Certification of Peter A. Converse, President and Chief
                    Executive Officer
      32(b)         Certification of William K. Beauchesne, Treasurer and Chief
                    Financial Officer

------------------
(1) Incorporated by reference to the same numbered exhibit to the Company' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.

(2) Incorporated by reference to the same numbered exhibit to the Company's Annual Report on Form10-KSB for the year ended December 31, 1999

(3) Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation SK. The Company agrees to provide a copy of these documents to the Commission upon request.

(4) Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (No. 333- 109079)

         b)       Form 8-K

On April 12, 2004, the Company filed a current report on Form 8-K reflecting the announcement of earnings for the period ended March 31, 2004.

On April 28, 2004, the Company filed a current report on Form 8-K, reporting the filing of a registration statement.

On May 20, 2004, the Company filed a current report on Form 8-K announcing the appointment of Michael G. Anzilotti as President of the Company.

On May 27, 2004, the Company filed a current report on Form 8-K announcing the pricing and sale of the Company's offering.

On June 2, 2004, the Company filed a current report on Form 8-K announcing the closing of the offering and exercise of the underwriters' overallotment option.

On June 3, 2004, the Company filed a current report on Form 8-K, under item 5 thereof, reflecting the announcement of the declaration of a five-for-four stock split in the form of a 25% stock dividend, payable July 15, 2004, to holders of record on June 15, 2004.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 3, 2004             BY        /s/ Peter A. Converse
                                    ------------------------------------------
                                  Peter A. Converse, Chief Executive Officer


Date:  August 3, 2004             BY        /s/ William K. Beauchesne
                                    ------------------------------------------
                                  William K. Beauchesne, Treasurer and Chief
                                  Financial Officer