Form 10-Q
period 2004-09-30
VIRGINIA COMMERCE BANCORP INC
filed 2004-11-04
CIK 1099305

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
                               ------------------


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
                                         ---         ---

Indicate by check whether the registrant is an accelerated filer as defined in
Rule12b-2 of the Securities Exchange Act. Yes  X .     No    .
                                              ---         ---

As of November 4, 2004 the number of outstanding shares of registrant's common stock, par value $1.00 per share was: 11,041,604

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         VIRGINIA COMMERCE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                (In thousands of dollars, except per share data)

                                                                        Unaudited              Audited
                                                                      September 30,         December 31,
                                                                          2004                  2003
                                                                    ------------------     ----------------
ASSETS
Cash and due from banks                                                $    17,966       $    22,434
Interest-bearing deposits with other banks                                   1,004              --
Securities (fair value: 2004, $173,242; 2003, $149,894)                    172,689           149,245
Federal funds sold                                                          28,655            31,622
Loans held-for-sale                                                          7,618             3,513
Loans, net of allowance for loan losses of $9,468 in 2004 and
  $7,457 in 2003                                                           857,266           654,851
Bank premises and equipment, net                                             6,425             6,189
Accrued interest receivable                                                  3,893             3,372
Other assets                                                                11,028             9,898
                                                                       -----------       -----------
   Total assets                                                        $ 1,106,544       $   881,124
                                                                       ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS
   Demand deposits                                                     $   155,550      $    119,785
   Savings and interest-bearing demand deposits                            371,145           340,122
   Time deposits                                                           424,978           313,604
                                                                       -----------       -----------
   Total deposits                                                      $   951,673       $   773,511
Securities sold under agreements to repurchase and federal funds
  purchased                                                                 45,136            30,887
Trust preferred capital notes                                               18,000            18,000
Accrued interest payable                                                     1,543             1,024
Other liabilities                                                            2,393             2,610
Commitments and contingent liabilities                                        --                --
                                                                       -----------       -----------
   Total liabilities                                                   $ 1,018,745       $   826,032
                                                                       ===========       ===========
STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par, 1,000,000 shares authorized and
  un-issued                                                            $        --       $        --
Common stock, $1.00 par, 20,000,000 shares authorized, issued and
  outstanding 2004, 11,041,423; 2003, 7,860,291                             11,041             7,860
Surplus                                                                     37,116            17,891
Retained earnings                                                           39,683            29,354
Accumulated other comprehensive income (loss), net                             (41)              (13)
                                                                       -----------       -----------
   Total stockholders' equity                                          $    87,799       $    55,092
                                                                       -----------       -----------
   Total liabilities and stockholders' equity                          $ 1,106,544       $   881,124
                                                                       ===========       ===========


Notes to consolidated financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                (In thousands of dollars, except per share data)
                                   (Unaudited)

                                                                  Three Months Ended               Nine Months Ended
                                                                    September 30,                    September 30,
                                                                 2004            2003            2004            2003
                                                            --------------- --------------- --------------- ----------------
INTEREST AND DIVIDEND INCOME:
    Interest and fees on loans                                  $13,430         $10,458         $36,650         $30,318
    Interest and dividends on investment securities:
       Taxable                                                    1,527           1,086           4,074           2,719
       Tax-exempt                                                    59              71             191             204
       Dividends                                                     36              23              85              73
    Interest on deposits with other banks                             4            --                 4            --
    Interest on federal funds sold                                   96             120             254             325
                                                                -------         -------         -------         -------
    Total interest and dividend income                          $15,152         $11,758         $41,258         $33,639
INTEREST EXPENSE:
    Deposits                                                    $ 3,941         $ 3,255         $10,842         $ 9,728
    Securities sold under agreements to repurchase
       and federal funds purchased                                   85              31             152              91
    Other borrowed funds                                           --                 6               4              18
    Trust preferred capital notes                                   236             204             651             630
                                                                -------         -------         -------         -------
    Total interest expense                                      $ 4,262         $ 3,496         $11,649         $10,467

NET INTEREST INCOME:                                            $10,890         $ 8,262         $29,609         $23,172
    Provision for loan losses                                       698             323           2,005           1,087
                                                                -------         -------         -------         -------
    Net interest income after provision for loan losses         $10,192         $ 7,939         $27,604         $22,085

NON-INTEREST INCOME:
    Service charges and other fees                              $   431         $   392         $ 1,314         $ 1,191
    Non-deposit investment services commissions                     133              83             323              98
    Fees and net gains on loans held-for-sale                       867           1,892           2,419           4,746
    Other                                                            87              90             273             154
                                                                -------         -------         -------         -------
    Total non-interest income                                   $ 1,518         $ 2,457         $ 4,329         $ 6,189

NON-INTEREST EXPENSE:
    Salaries and employee benefits                              $ 3,601         $ 3,322         $ 9,505         $ 9,398
    Occupancy expense                                               830             814           2,364           2,380
    Data processing expense                                         336             332             974             923
    Other operating expense                                       1,140           1,013           3,390           2,730
                                                                -------         -------         -------         -------
    Total non-interest expense                                  $ 5,907         $ 5,481         $16,233         $15,431

    Income before taxes on income                               $ 5,803         $ 4,915         $15,700         $12,843
    Provision for income taxes                                    1,992           1,651           5,365           4,324
                                                                -------         -------         -------         -------
NET INCOME                                                      $ 3,811         $ 3,264         $10,335         $ 8,519

    Earnings per common share, basic (1)                        $  0.34         $  0.34         $  0.99         $  0.88
    Earnings per common share, diluted (1)                      $  0.32         $  0.30         $  0.91         $  0.80

(1) Adjusted to give effect to a five-for-four stock split in the form of a 25% stock dividend paid July 15, 2004.


Notes to consolidated financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the nine months ended September 30, 2004 and 2003
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                                                         Accumulated
                                                                                            Other                         Total
                                            Preferred   Common               Retained   Comprehensive   Comprehensive  Stockholders'
                                              Stock      Stock     Surplus   Earnings   Income (Loss)      Income         Equity
                                            ---------- ---------- ---------- ---------- --------------- -------------- -------------
Balance, January 1, 2003                         $ --   $  3,739   $ 19,623   $ 17,807           $ 681                     $ 41,850
Comprehensive Income:
  Net Income                                                                     8,519                        $ 8,519         8,519
  Other comprehensive income (loss), net
  of tax, unrealized holding losses arising
  during the period (net of tax of $297)                                                          (577)          (577)         (577)
                                                                                                        --------------
Total comprehensive income                                                                                    $ 7,942
                                                                                                        ==============
Issuance of common stock-
  Stock options/warrants exercised                 --        186      1,895         --              --                        2,081
  100% stock split                                 --      3,894     (3,894)        --              --                           --
                                            ---------- ---------- ---------- ---------- ---------------                -------------
Balance, September 30, 2003                      $ --    $ 7,819   $ 17,624   $ 26,326           $ 104                     $ 51,873
                                            ========== ========== ========== ========== ===============                =============


Balance, January 1, 2004                         $ --   $  7,860   $ 17,891   $ 29,353          $  (13)                    $ 55,091
Comprehensive Income:
  Net Income                                                                    10,335                        $10,335        10,335
  Other comprehensive income (loss), net
  of tax, unrealized holding losses arising
  period (net of tax of $15)                                                                       (28)           (28)          (28)
                                                                                                        --------------
Total comprehensive income                                                                                    $10,307
                                                                                                        ==============
Issuance of common stock-
  Stock options/warrants exercised                 --         84        516         --              --                          600
  Follow-on offering, net                          --        891     20,915         --              --                       21,806
  25% stock split paid July 15, 2004               --      2,206     (2,206)        --              --                           --
Cash paid in lieu of fractional shares             --         --         --         (5)             --                           (5)
                                            ---------- ---------- ---------- ---------- ---------------                -------------
Balance, September 30, 2004                      $ --   $ 11,041   $ 37,116   $ 39,683          $ (41)                     $ 87,799
                                            ========== ========== ========== ========== ===============                =============



Notes to consolidated financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                               ----------------------------
                                                                                     2004              2003
                                                                                     ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                                  $  10,335          $   8,519
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                                782                758
         Provision for loan losses                                                  2,005              1,087
         Deferred tax benefit                                                        (689)              (414)
         Amortization of security premiums and (accretion) of discounts              (137)                (9)
         Origination of loans held-for-sale                                      (131,779)          (249,307)
         Sales of loans                                                           127,675            258,378
         Changes in other assets and other liabilities:
            Increase in accrued interest receivable                                  (521)              (328)
            Increase in other assets                                                 (425)            (6,202)
            Increase (decrease) in other liabilities                                  302               (618)
                                                                                ---------          ---------
              Net Cash Provided by Operating Activities                         $   7,548          $  11,864

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in loans                                                       $(204,421)         $ (98,589)
    Purchase of securities available-for-sale                                     (71,473)          (118,501)
    Purchase of securities held-to-maturity                                        (2,586)           (41,143)
    Proceeds from principal payments on securities available-for-sale               3,004              6,713
    Proceeds from principal payments on securities held-to-maturity                 3,637              4,104
    Proceeds from calls and maturities of securities available-for-sale            42,368             48,070
    Proceeds from calls and maturities of securities held-to-maturity               1,698              5,000
    Purchase of bank premises and equipment                                        (1,018)              (617)
                                                                                ---------          ---------
              Net Cash (Used In) Investing Activities                           $(228,791)         $(194,963)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                                    $ 178,162          $ 167,839
    Net increase in repurchase agreements                                          14,249                698
    Net proceeds from issuance of capital stock                                    22,406              2,081
    Cash paid in lieu of fractional shares                                             (5)              --
                                                                                ---------          ---------
              Net Cash Provided by Financing Activities                         $ 214,812          $170,618

              Net (Decrease) In Cash and Cash Equivalents                          (6,431)           (12,481)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                    54,056             43,978
                                                                                ---------          ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                       $  47,625          $  31,497
                                                                                =========          =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
    Unrealized (loss) on available-for-sale securities                          $     (43)         $    (874)
    Tax benefits on stock options and warrants exercised                              237              1,372

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Taxes Paid                                                                  $   5,456          $   3,918
    Interest Paid                                                                  11,130             10,483


Notes to consolidated financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    GENERAL

      The accompanying unaudited consolidated financial statements of Virginia Commerce Bancorp, Inc. and its subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions as of September 30, 2004 and December 31, 2003, the results of operations for the three and nine months ended September 30, 2004 and 2003, and statements of cash flows and stockholders' equity for the nine months ended September 30, 2004 and 2003. These statements should be read in conjunction with the Company's annual report on Form 10-K for the period ended December 31, 2003.

      Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

2.    INVESTMENT SECURITIES

      Amortized cost and fair value of securities available-for-sale and held-to-maturity as of September 30, 2004 are as follows (dollars in thousands):


                                                       ------------------- ----------------- --------------- -------------
                                                                                Gross            Gross
                                                            Amortized         Unrealized       Unrealized        Fair
                                                               Cost             Gains           (Losses)        Value
                                                       ------------------- ----------------- --------------- -------------
AVAILABLE-FOR-SALE:
U.S. Government Agency obligations                         $ 108,648         $     347          $    (508)         $ 108,487
U.S. Treasuries                                                9,942              --                   (9)             9,933
Domestic corporate debt obligations                            6,000                17               --                6,017
Obligations of states and political subdivisions               1,252                90               --                1,342
Restricted stock:
  Federal Reserve Bank                                         1,442              --                 --                1,442
  Federal Home Loan Bank                                       1,598              --                 --                1,598
  Community Bankers' Bank                                         55              --                 --                   55
                                                           ---------         ---------          ---------          ---------
                                                           $ 128,937         $     454          $    (517)         $ 128,874

HELD-TO-MATURITY:
U.S. Government Agency obligations                         $  34,891         $     426          $    --            $  35,317
Obligations of states and political subdivisions               8,432               186               (93)              8,525
Domestic corporate debt obligations                              492                34               --                  526
                                                           ---------         ---------          ---------          ---------
                                                           $  43,815         $     646          $     (93)         $  44,368
                                                           =========         =========          =========          =========

                         VIRGINIA COMMERCE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

    Amortized cost and fair value of securities available-for-sale and held-to-maturity as of December 31, 2003 are as follows (dollars in thousands):

                                                                                     Gross            Gross
                                                                Amortized       Unrealized       Unrealized          Fair
                                                                     Cost            Gains         (Losses)         Value
                                                       ------------------- ---------------- ---------------- -------------
AVAILABLE-FOR-SALE:
U.S. Government Agency obligations                         $  93,363         $     466          $    (555)      $  93,274
Domestic corporate debt obligations                            6,000              --                   (5)          5,995
Obligations of states and political subdivisions               1,220                75               --             1,295
Restricted stock:
  Federal Reserve Bank                                           758              --                 --               758
  Federal Home Loan Bank                                       1,355              --                 --             1,355
  Community Bankers' Bank                                         55              --                 --                55
                                                           ---------         ---------          ---------       ---------
                                                           $ 102,751         $     541          $    (560)      $ 102,732

HELD-TO-MATURITY:
U.S. Government Agency obligations                         $  38,490         $     476          $    --         $  38,966
Obligations of states and political subdivisions               7,535               155               (38)           7,652
Domestic corporate debt obligations                              488                56               --               544
                                                           ---------         ---------          ---------       ---------
                                                           $  46,513         $     687          $     (38)      $  47,162
                                                           =========         =========          =========        =========


Provided below is a summary of securities which were in an unrealized loss position at September 30, 2004. Of the total securities in an unrealized loss position for less than twelve months, 83.1%, or twenty-six positions, were U.S. Government Agency obligations with maturities ranging one to ten years. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. These unrealized losses are attributable to changes in market interest rates and not the credit quality of the issuer.

--------------------------------------------------------------------------------------------------------------------
At September 30, 2004                   LESS THAN 12 MONTHS      12 MONTHS OF LONGER               TOTAL
--------------------------------------------------------------------------------------------------------------------
                                      Fair Value  Unrealized  Fair Value   Unrealized   Fair Value   Unrealized
(Dollars in thousands)                            Losses                   Losses                    Losses
--------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE:
U.S. Government Agency obligations      $ 63,479      $ (508)          --            --    $ 63,479         $ (508)
U.S. Treasuries                            9,933          (9)          --            --       9,933             (9)
--------------------------------------------------------------------------------------------------------------------
                                        $ 73,412      $ (517)          --            --    $ 73,412         $ (517)
-------------------------------------------------------------------------- -----------------------------------------
HELD-TO-MATURITY:
Obligations of states/political
subdivisions                             $ 2,987       $ (93)          --            --     $ 2,987          $ (93)
--------------------------------------------------------------------------------------------------------------------

                         VIRGINIA COMMERCE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

3.  LOANS

         Major classifications of loans are summarized as follows:

                                                          September 30, 2004       December 31, 2003
                                                          ------------------------------------------
                                                                   (In Thousand of Dollars)
Commercial                                                      $  80,622              $  61,178
Real estate-one-to-four family residential                        112,158                 88,789
Real estate-multi-family residential                               38,045                 29,954
Real estate-non-farm, non-residential                             408,538                325,668
Real estate-construction                                          225,483                153,400
Consumer                                                            6,065                  6,061
                                                                ---------              ---------
  Total Loans                                                     870,911                665,050

Less unearned income                                               (4,177)                (2,742)
Less allowance for loan losses                                     (9,468)                (7,457)
                                                                ---------              ---------
  Loans, net                                                    $ 857,266              $ 654,851
                                                                =========              =========

4.  EARNINGS PER SHARE

The following shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of diluted potential common stock. The weighted average number of shares have been adjusted to give effect to a five-for-four stock split in the form of a 25% stock dividend paid in July 2004.

                                                                         Nine Months Ended
                                                       September 30, 2004                    September 30, 2003
                                                       ------------------                    ------------------
                                                                                Per                                 Per
                                                                              Share                               Share
                                                         Shares              Amount              Shares          Amount
                                                         ------              ------              ------          ------
Basic earnings per share                             10,412,344               $0.99           9,705,670           $0.88
                                                                              -----                               -----
Effect of dilutive securities:
  Stock options                                         838,951                                 850,130
  Warrants                                               45,736                                  41,746
                                                     ----------                              ----------
Diluted earnings per share                           11,297,031               $0.91          10,597,546           $0.80
                                                     ==========               =====          ==========           =====

                         VIRGINIA COMMERCE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

5.  STOCK COMPENSATION PLAN

At September 30, 2004, the Company had a stock-based compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share for the nine months ended September 30, 2004, and 2003 had the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, been adopted.

                                                                      NINE MONTHS ENDED
----------------------------------------------------------------------------------------------------
(Dollars in thousands except per share amounts)           SEPTEMBER 30, 2004     SEPTEMBER 30, 2003
----------------------------------------------------------------------------------------------------
NET INCOME, AS REPORTED                                              $ 10,335                $ 8,519
Deduct: total stock-based employee compensation
 expense determined based on fair value
 method of awards, net of tax                                            (408)                  (282)
PRO FORMA NET INCOME                                                 $  9,927                $ 8,237
BASIC EARNINGS PER SHARE:
As reported                                                             $0.99                  $0.88
Pro forma                                                               $0.95                  $0.85
DILUTED EARNING PER SHARE:
As reported                                                             $0.91                  $0.80
Pro Forma                                                               $0.88                  $0.78

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2004, and 2003, respectively: price volatility of 29.61% and 28.55%, risk-free interest rates of 4.37% and 4.02%, dividend rate of ..03% and .04% and expected lives of 10 years.

                         VIRGINIA COMMERCE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

6.  CAPITAL REQUIREMENTS

A comparison of the Company's and its wholly-owned subsidiary's, Virginia Commerce Bank (the "Bank") capital ratios as of September 30, 2004 with the minimum regulatory guidelines is as follows:


                                                                                Minimum              Minimum to be
                                                         Actual                Guidelines          "Well-Capitalized"
                                                         ------                ----------          ------------------
  Total Risk-Based Capital:
     Company                                             12.20%                   8.00%                         --
     Bank                                                12.10%                   8.00%                     10.00%

  Tier 1 Risk-Based Capital:
     Company                                             11.20%                   4.00%                         --
     Bank                                                 9.19%                   4.00%                      6.00%
  Leverage Ratio:
      Company                                             9.80%                   4.00%                         --
      Bank                                                8.10%                   4.00%                      5.00%

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


NOTE 8: SEGMENT REPORTING

In accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" the Company has two reportable segments, its community banking operations and its mortgage banking division. Community banking operations, the major segment, involves making loans and gathering deposits from individuals and businesses in the Bank's market area, while the mortgage banking division originates and sells mortgage loans, serving released, on one-to-four family residential properties. Revenues from mortgage lending consist of interest earned on mortgage loans held-for-sale, loan origination fees, and net gains on the sale of loans in the secondary market. The Bank provides the mortgage division with short term funds to originate loans and charges it interest on the funds based on what the Bank earns on overnight funds. Expenses include both fixed overhead and variable costs on originated loans such as loan officer commissions, document preparation and courier fees. The following table presents segment information for the nine months ended September 30, 2004, and 2003. Eliminations consist of overhead and interest charges by the Bank to the mortgage lending division.

---------------------------------------------------------------------------------------------------------------------
                                                                 NINE MONTHS ENDED SEPTEMBER 30, 2004
---------------------------------------------------------------------------------------------------------------------
(In thousands)                                             Community      Mortgage
                                                            Banking       Lending         Eliminations        Total
---------------------------------------------------------------------------------------------------------------------
  Interest income                                         $   40,956      $      302      $     --         $   41,258
  Non-interest income                                          1,910           2,419            --              4,329
---------------------------------------------------------------------------------------------------------------------
     Total operating income                               $   42,866      $    2,721      $     --         $   45,587

  Interest expense                                        $   11,649      $       51      $      (51)      $   11,649
  Provision for loan losses                                    2,005            --              --              2,005
  Non-interest expense                                        14,377           1,892             (36)          16,233
     Total operating expense                              $   28,031      $    1,943      $      (87)      $   29,887
---------------------------------------------------------------------------------------------------------------------
Income before taxes on income                             $   14,835      $      778      $       87       $   15,700
Provision for income taxes                                     5,092             273            --              5,365
---------------------------------------------------------------------------------------------------------------------
Net Income                                                $    9,743      $      505      $       87       $   10,335
=====================================================================================================================

Total Assets                                              $1,098,814      $    7,730      $     --         $1,106,544
=====================================================================================================================
                                                                     NINE MONTHS ENDED SEPTEMBER 30, 2003
---------------------------------------------------------------------------------------------------------------------
(In thousands)                                             Community      Mortgage
                                                            Banking       Lending         Eliminations        Total
---------------------------------------------------------------------------------------------------------------------
  Interest income                                         $   32,970      $      669      $     --         $   33,639
  Non-interest income                                          1,443           4,746            --              6,189
---------------------------------------------------------------------------------------------------------------------
     Total operating income                               $   34,413      $    5,415      $     --         $   39,828

  Interest expense                                        $   10,467      $      108      $     (108)      $   10,467
  Provision for loan losses                                    1,087            --              --              1,087
  Non-interest expense                                        12,475           2,987             (31)          15,431
     Total operating expense                              $   24,029      $    3,095      $     (139)      $   26,985
=====================================================================================================================
Income before taxes on income                             $   10,384      $    2,320      $      139       $   12,843
Provision for income taxes                                     3,535             789            --              4,324
---------------------------------------------------------------------------------------------------------------------
Net Income                                                $    6,849      $    1,531      $      139       $    8,519
---------------------------------------------------------------------------------------------------------------------

Total Assets                                              $  830,778      $   10,052      $     --         $  840,830
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

Non-GAAP Presentations

This management's discussion and analysis refers to the efficiency ratio, which is computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income. This is a non-GAAP financial measure which we believe provides investors with important information regarding our operational efficiency. Comparison of our efficiency ratio with those of other companies may not be possible because other companies may calculate the efficiency ratio differently. The Company, in referring to its net income, is referring to income under accounting principles generally accepted in the United States, or "GAAP".

General

The following presents management's discussion and analysis of the consolidated financial condition and results of operations of Virginia Commerce Bancorp, Inc. and subsidiaries (the "Company") as of the dates and for the periods indicated. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto, and other financial data appearing elsewhere in this report. The Company is the parent bank holding company for Virginia Commerce Bank (the "Bank"), a Virginia state-chartered bank that commenced operations in May 1988. The Bank pursues a traditional community banking strategy, offering a full range of business and consumer banking services through fourteen branch offices, two residential mortgage offices and one investment services office and has recently signed leases and a letter of intent for four additional Northern Virginia locations that are tentatively scheduled to be open between November 2004 and July 2005.

Headquartered in Arlington, Virginia, Virginia Commerce serves the Northern Virginia suburbs of Washington, D.C., including Arlington, Fairfax and Prince William Counties and the cities of Alexandria, Falls Church and Manassas. Its service area also covers, to a lesser extent, Washington, D.C. and the nearby Maryland counties of Montgomery and Prince Georges. The Bank's customer base includes small-to-medium size businesses including firms that have contracts with the U.S. government, associations, retailers and industrial businesses, professionals and their firms, business executives, investors and consumers. Additionally, the Bank has strong market niches in commercial real estate and construction lending.


Critical Accounting Policies

During the quarter ended September 30, 2004 there were no changes in the Company's critical accounting policies as reflected in the last report.

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

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


Results of Operations

For the nine months ended September 30, 2004, the Bank experienced significant growth in assets, loans and deposits, maintained strong asset quality, increased its capital levels through a follow-on offering in May 2004 and opened its fourteenth branch location. Total assets increased $225.4 million, or 25.6%, from $881.1 million at December 31, 2003, to $1.1 billion at September 30, 2004, fueled by growth in deposits of $178.2 million, or 23.0%, from $773.5 million at December 31, 2003, to $951.7 million, growth in repurchase agreements from $30.9 million at December 31, 2003, to $45.1 million, or 46.1%, and $21.8 million in net proceeds from the follow-on offering.

Loans, net of the allowance for loan losses and excluding loans held-for-sale, increased $202.4 million, or 30.9%, from $654.9 million at December 31, 2003, to $857.3 million at September 30, 2004, and represented 90.1% of total deposits at September 30, 2004, compared to 84.7% at December 31, 2003. The majority of the growth in loans occurred in construction and non-farm, non-residential real estate loans with construction loans increasing $72.1 million, or 47.0%, from $153.4 million at December 31, 2003, to $225.5 million at September 30, 2004, and non-farm, non-residential real estate loans increasing by $82.8 million, or 25.4%, from $325.7 million at December 31, 2003, to $408.5 million. One-to-four family residential real estate loans represented the next largest increase rising $23.4 million, or 26.3%, from $88.8 million at December 31, 2003, to $112.2 million at September 30, 2004, with $12.1 million of the increase and $54.3 million, or 48.4%, of the total one-to-four family residential real estate loans represented by home equity lines of credit. Commercial loans increased $19.4 million, or 31.2%, from $61.2 million at December 31, 2003, to $80.6 million at September 30, 2004, and currently represent 9.3% of total loans. Over the past year the Bank has hired several commercial loan officers it an attempt to increase its commercial loan business.

Loans held-for-sale, which represent one-to-four family residential real estate loans originated on a pre-sold basis to various investors, increased $4.1 million from $3.5 million at December 31, 2003, to $7.6 million at September 30, 2004, with higher levels of originations in September 2004 versus December 2003; however, over the nine months ended September 30, 2004, total originations were down $117.5 million, or 47.1%, from $249.3 million during the nine months ended September 30, 2003, to $131.8 million in the current period due to lower levels of refinancing activity. Of the $131.8 million in originations year-to-date, $61.4 million, or 46.6%, represented loans for refinance purposes versus $194.1 million, or 77.8%, of the $249.3 million in originations during the same period in 2003. The Bank is seeking to expand its commissioned loan officer base to originate more purchase money loans.

Investment securities, which the Bank maintains as a secondary source of liquidity, for providing a pool of collateral for public deposits and repurchase agreements and for helping to manage interest rate risk, increased $23.5 million, or 15.7%, from $149.2 million at December 31, 2003, to $172.7 million at September 30, 2004. The increases were limited to short-term U.S. Government Treasuries and Agency obligations in the available-for-sale portfolio as interest rates have continued to be historically low and the Bank has avoided the longer end of the yield curve for investment purposes. This strategy is expected to provide the Bank with greater flexibility and opportunity in the future as interest rates rise.

Deposit growth occurred in all categories with non-interest bearing demand deposits increasing $35.8 million, or 29.9%, from $119.8 million at December 31, 2003, to $155.6 million at September 30, 2004, savings and interest-bearing demand deposits increasing $31.0 million, or 9.1%, and time deposits increasing $111.4 million, or 35.5%, from $313.6 million at December 31, 2003, to $425.0 million. The majority of the Bank's deposits are attracted from individuals and businesses in the Northern Virginia and the Metropolitan Washington, D.C. area, and the interest rates the Bank pays are generally near the top of the local market. Due to these rates paid, the Bank will also occasionally attract deposits from out-of-market financial institutions and the funds of public entities; however, those deposits bear the same interest rates paid by the Bank on comparable deposits from local consumers and businesses. As of September 30, 2004, approximately $76.9 million, or 8.1%, of total deposits are from these out-of-market financial institutions and public entities.

For the three months ended September 30, 2004, total assets increased $56.3 million, or 5.4%, from $1.05 billion at June 30, 2004, to $1.11 billion at September 30, 2004, total deposits rose $50.1 million, or 5.5%, from $901.6 million to $951.7 million, and loans, net of the allowance for loans losses and excluding loans held-for-sale, grew $77.1 million, or 9.9%, from $780.2 million to $857.3 million. As loan growth outpaced deposits for the three-month period the balance in fed funds sold declined $15.7 million from $44.3 million at June 30, 2004, to $28.6 at September 30, 2004, and balances in investment securities were mostly unchanged.

For the nine months ended September 30, 2004, net income of $10.3 million reflected an increase of 21.3% compared to $8.5 million for the nine months ended September 30, 2003, as net interest income increased $6.4 million, or 27.8%, due to overall growth, non-interest income fell $1.9 million, or 30.1%, due to lower fees and net gains from mortgage lending operations, non-interest expense increased by $802 thousand, or 5.2%, due also to overall growth, and provisions for loan losses were up $918 thousand, or 84.5%, from $1.1 million for the nine months ended September 30, 2003, to $2.0 million for the nine months ended September 30, 2004, as loans, net of the allowance for loan losses and excluding loans held-for-sale, increased by $202.4 million over the nine month period versus growth of $97.5 million in the nine months ended September 30, 2003. Diluted earnings per share, adjusted giving effect to a five-for-four stock split in the form of a 25% stock dividend paid July 15, 2004, of $0.91 were up $0.11, or 13.8%, from $0.80 for the comparable period in 2003. The Company's annualized return on average assets and return on average equity were 1.39% and 19.97% for the current nine month period compared to 1.50% and 24.17% for the nine months ended September 30, 2003.

For the three months ended September 30, 2004, net income of $3.8 million increased $547 thousand, or 16.8%, compared to $3.3 million for the same period in 2003 as net interest income rose $2.6 million due to growth in earning assets, non-interest income declined by $939 thousand due to lower levels of mortgage lending activity and non-interest expenses were up $426 thousand, or 7.8%. Provisions for loan losses were also up during the period, from $323 thousand for the three months ended September 30, 2003, to $698 thousand in the current period, again due to a higher level of growth in loans in 2004 versus 2003. Diluted earnings per share increased $0.02, or 6.7%, from $0.30 for the three months ended September 30, 2003, to $0.32 for the three month period ended September 30, 2004. The return on average assets and return on average equity were 1.40% and 17.72% for the three months ended September 30, 2004, compared to 1.54% and 25.80% for the same period in 2003.

Overall, while the Company's net interest margin declined for the nine month period ended September 30, 2004, due to lower yields on loans and investment securities, net interest income increased due to strong balance sheet growth, and in particular growth in loans. However, the growth in loans required higher provisions for loan losses and fees and net gains from mortgage lending operations were down considerably due to lower refinancing activity. Non-interest expense was also higher, due to increased levels of incentive compensation, the opening of the Bank's fourteenth branch location and overall growth, but the increase in non-interest expense was fairly minimal at 5.2% and as a result the efficiency ratio improved from 52.33% to 47.67%. For the three month period ended September 30, 2004, the overall theme was the same with higher loan loss provisions, lower fees and net gains from mortgage lending operations and slightly higher non-interest expenses, offset by higher net-interest income due to growth in loans.

Stockholders' equity increased $32.7 million, or 59.4%, from $55.1 million at December 31, 2003, to $87.8 million at September 30, 2004, on earnings of $10.3 million, $21.8 million in net proceeds from the issuance of 1.1 million shares of common stock in a follow-on offering in May 2004, and $600 thousand in proceeds and tax benefits from the exercise of stock options and warrants by Company directors and officers. Since September 30, 2003, stockholders' equity has increased $35.9 million, or 69.3%, with $13.4 million in earnings, $21.8 million in net proceeds from the follow-on offering and $909 thousand in proceeds and tax benefits from the exercise of stock options and warrants by Company directors and officers. On July 15, 2004, the Company recorded a five-for-four stock split in the form of a 25% stock dividend.

Net Interest Income

Net interest income is the excess of interest earned on loans and investments over the interest paid on deposits and borrowings. The Company's net interest income increased $6.4 million, or 27.8%, from $23.2 million for the nine months ended September 30, 2003, to $29.6 million for the nine month period ended September 30, 2004, and increased $2.6 million, or 31.8%, from $8.3 million for the three months ended September 30, 2003, to $10.9 million for the three months ended September 30, 2004. Increases for both periods were due to significant growth in earning assets as the Company's net interest margin was up slightly from 4.11% in the third quarter of 2003 to 4.14% for the current three-month period and fell from 4.32% for the nine months ended September 30, 2003, to 4.16% year-to-date.

The Company's yields on earning assets and costs of interest-bearing liabilities have continued to fall along with market interest rates since early 2001. However, over the past year yields on earning assets have fallen more than the costs of interest-bearing liabilities as deposit rates began to bottom out while yields on investments securities and loans continued to drop as new investments and loans were added at lower rates. For the nine months ended September 30, 2004, the yield on earning assets fell forty-seven basis points from 6.26% for the nine months ended September 30, 2003, to 5.79% for the nine months ended September 30, 2004, while the average rate paid on interest-bearing liabilities fell forty basis points from 2.39% to 1.99%. As a result the net interest margin declined for the period. In the third quarter 2004, loans as a percentage of total earning assets increased and together with increases in the federal funds target rate and prime lending rates, the net interest margin improved from 4.11% for the three months ended September 30, 2003, to 4.14%. The Company expects that with continued increases in rates by the Federal Reserve its net interest margin will continue to slowly increase; however, there can be no assurance that interest rates will continue to increase, or that competitive conditions or other factors will enable the Company to take advantage of increasing rates to increase net income.

The following table shows the average balance sheets for each of the three and nine month periods ended September 30, 2004, and 2003. In addition, the amounts of interest earned on earning assets, with related yields on a tax-equivalent basis, and interest expense on interest-bearing liabilities, with related rates, are shown. Loans placed on a non-accrual status are included in the average balances. Net loan fees and late charges included in interest income on loans totaled $674 thousand and $522 thousand for the three month period ended September 30, 2004 and 2003, respectively, and totaled $1.8 million and $1.5 million for the nine month periods.

                                           -----------------------------------------------------------------------------------
                                                                    Three months ended September 30,
                                           -----------------------------------------------------------------------------------
                                                            2004                                        2003
                                           -------------- ---------- -------------    ------------- -------------- -----------
(Dollars in thousands)                                    Interest      Average                     Interest         Average
                                              Average     Income-        Yields         Average     Income-           Yields
                                              Balance     Expense        /Rates         Balance     Expense           /Rates
                                           -------------- ---------- -------------    ------------- -------------- -----------
ASSETS
Securities (1)                             $  180,510     $    1,622      3.67%        $  131,375    $    1,180        3.72%
Loans, net of unearned income                 838,077         13,430      6.27%           617,821        10,458        6.62%
Interest-bearing deposits in other banks          751              4      2.08%                --            --          --
Federal funds sold                             28,655             96      1.30%            52,984           120        0.89%
                                           ----------     ----------      ----         ----------    ----------        ----
TOTAL INTEREST-EARNING ASSETS              $1,047,993     $   15,152      5.75%        $  802,180    $   11,758        5.84%
Other assets                                   31,593                                      35,706
                                           ----------                                  ----------
TOTAL ASSETS                               $1,079,586                                  $  837,886
                                           ==========                                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts                             $  215,763     $      740      1.36%        $  173,408    $      646        1.48%
  Money market accounts                       125,449            440      1.39%            90,940           331        1.44%
  Savings accounts                             20,869             29      0.56%            32,671            39        0.48%
  Time deposits                               410,498          2,732      2.64%           307,325         2,239        2.89%
                                           ----------     ----------      ----         ----------    ----------        ----
Total interest-bearing deposits            $  772,579     $    3,941      2.02%        $  604,344    $    3,255        2.14%
Securities sold under agreements to
  repurchase and federal funds purchased       43,953             85      0.77%            33,621            31        0.36%
Other borrowed funds                               --             --        --                400             6        5.93%
Trust preferred capital notes                  18,000            236      5.13%            18,000           204        4.44%
                                           ----------     ----------      ----         ----------    ----------        ----
TOTAL INTEREST-BEARING LIABILITIES         $  834,532     $    4,262      2.03%        $  656,365    $    3,496        2.11%
Demand deposits and other liabilities         159,715                                     131,344
                                           ----------                                  ----------
TOTAL LIABILITIES                          $  994,247                                  $  787,699
Stockholders' equity                           85,339                                      50,187
                                           ----------                                  ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                     $1,079,586                                  $  837,886
                                           ==========                                  ==========
Interest rate spread                                                      3.72%                                        3.73%
Net interest income and margin                            $   10,890      4.14%                      $    8,262        4.11%

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

                                           -----------------------------------------------------------------------------------
                                                                    Nine months ended September 30,
                                           -----------------------------------------------------------------------------------
                                                           2004                                         2003
                                           ------------ ------------ -------------    ------------- -------------- -----------
(Dollars in thousands)                                    Interest      Average                     Interest         Average
                                              Average     Income-        Yields         Average     Income-           Yields
                                              Balance     Expense        /Rates         Balance     Expense           /Rates
                                           -------------- ---------- -------------    ------------- -------------- -----------
ASSETS
Securities (1)                               $ 156,907      $ 4,350         3.79%        $ 101,012        $ 2,996       4.12%
Loans, net of unearned income                  762,055       36,650         6.32%          579,436         30,318       6.90%
Interest-bearing deposits in other banks           259            4         2.13%               --             --         --
Federal funds sold                              31,989          254         1.04%           40,714            325       1.05%
                                           ------------ ------------ -------------    ------------- -------------- -----------
TOTAL INTEREST-EARNING ASSETS                $ 951,210     $ 41,258         5.79%        $ 721,162       $ 33,639       6.26%
Other assets                                    39,061                                      37,089
                                           ------------                               -------------
TOTAL ASSETS                                 $ 990,271                                   $ 758,251
                                           ============                               =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts                               $ 210,915       $2,107         1.33%        $ 143,052         $1,730       1.62%
  Money market accounts                        118,471        1,229         1.38%           91,707          1,023       1.49%
  Savings accounts                              19,961           81         0.54%           22,647            151       0.89%
  Time deposits                                375,225        7,425         2.64%          285,928          6,824       3.08%
                                           ------------ ------------ -------------    ------------- -------------- -----------
Total interest-bearing deposits              $ 724,572     $ 10,842         1.99%        $ 543,334         $9,728       2.39%
Securities sold under agreement to
  repurchase and federal funds purchased        36,590          152         0.55%           32,245             91       0.38%
Other borrowed funds                               410            4         1.23%              400             18       5.93%
Trust preferred capital notes                   18,000          651         4.76%           18,000            630       4.62%
                                           ------------ ------------ -------------    ------------- -------------- -----------
TOTAL INTEREST-BEARING LIABILITIES           $ 779,572      $11,649         1.99%        $ 593,979       $ 10,467       2.35%
Demand deposits and other liabilities          141,767                                     117,153
                                           ------------                               -------------
TOTAL LIABILITIES                            $ 921,339                                   $ 711,132
Stockholders' equity                            68,932                                      47,119
                                           ------------                               -------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                     $ 990,271                                   $ 758,251
                                           ============                               =============
Interest rate spread                                                        3.80%                                       3.91%
Net interest income and margin                             $ 29,609         4.16%                        $ 23,172       4.32%


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

Allowance for Loan Losses / Provision for Loan Loss Expense

The provision for loan losses is based upon management's estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. For the nine months ended September 30, 2004, the Bank recorded a net recovery of $6 thousand compared to a net charge-off of $43 thousand for the same period in 2003, while the provision for loan loss expense for the nine months ended September 30, 2004, was $2.0 million compared to $1.1 million in 2003. This increase in the provision for loan loss expense is reflective of the significant growth in loans during the period with loans, net of the allowance for loans losses and excluding loans held-for-sale increasing $202.4 million for the nine months ended September 30, 2004, as compared to an increase of $97.5 million for the nine months ended September 30, 2003. As of September 30, 2004, the allowance for loan losses represented 1.09% of total loans versus 1.12% at December 31, 2003, and September 30, 2003.

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

The following schedule summarizes the changes in the allowance for loan losses:

                                                       Nine Months            Nine Months           Twelve Months
                                                          Ended                  Ended                  Ended
                                                   September 30, 2004     September 30, 2003      December 31, 2003
                                                  ---------------------- ---------------------- ----------------------
                                                                       (In Thousands of Dollars)

Allowance, at beginning of period                       $ 7,457                 $ 5,924                $ 5,924
Provision charged against income                          2,005                   1,087                  1,575
Recoveries:
   Consumer loans                                             4                      11                     12
   Commercial loans                                          12                       1                      2
Losses charged to reserve:
   Consumer loans                                           (10)                    (25)                   (26)
   Commercial loans                                          --                     (30)                   (30)
                                                        -------                 -------                -------
Net (charge-offs) recoveries                                  6                     (43)                   (42)
Allowance, at end of period                             $ 9,468                 $ 6,968                $ 7,457
                                                        =======                 =======                =======

Ratio of net charge-offs to average loans
outstanding during period                                  .00%                    .01%                   .01%
Allowance for loan losses to total loans                  1.09%                   1.12%                  1.12%

Risk Elements and Non-performing Assets

Non-performing assets consist of non-accrual loans, impaired loans, restructured loans, and other real estate owned (foreclosed real properties). The total non-performing assets and loans that are ninety days or more past due and still accruing interest decreased 84.1% from $1.4 million at December 31, 2003, to $226 thousand at September 30, 2004, and fell $934 thousand, or 80.5%, from $1.2 million at September 30, 2003. The declines in both periods was due to the payoff of a troubled debt restructuring loan for $875 thousand in June 2004, as well as payoffs on other smaller non-accrual and/or impaired loans.

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

The ratio of non-performing assets and loans past due ninety days and still accruing to total loans decreased from 0.21% at December 31, 2003, to 0.03% at September 30, 2004, and decreased from 0.19% at September 30, 2003. As noted above, the decrease in the ratio for both periods was due mostly to the payoff of a troubled debt restructuring loan for $875 thousand. The Company expects its ratio of non-performing assets to total loans to remain below its peers; however, there can be no assurance that total non-performing assets will remain low since there were $2.3 million in potential problem loans not reflected in total non-performing assets for which management has identified certain risk factors that may result in them not being repaid in accordance with their terms. These loans are primarily well secured and are currently performing. In addition, there may be other loans in the Company's portfolio which may not ultimately be repaid in accordance with their terms, but for which management has not detected additional risk factors.

Foreclosed real properties include properties that have been substantively repossessed or acquired in complete or partial satisfaction of debt. Such properties, which are held for resale, are carried at the lower of cost or fair value, including a reduction for the estimated selling expenses, or principal balance of the related loan. As of September 30, 2004, September 30, 2003, and December 31, 2003, the Company held no foreclosed real properties.

Total non-performing assets consist of the following:

                                            September 30, 2004      September 30, 2003         December 31, 2003
                                          ----------------------- ------------------------ --------------------------
                                                                  (In Thousands of Dollars)

Non-accrual loans                                          $  24                  $   247                    $    46
Impaired loans                                               197                       15                        416
Restructured Loans                                            --                      875                        875
                                                           -----                  -------                    -------
  Total non-performing assets                              $ 221                  $ 1,137                    $ 1,337
Loans past due 90 days and still
  Accruing                                                     5                       23                         84
  Total non-performing assets and
   loans past due 90 days and
   still accruing                                          $ 226                  $ 1,160                    $ 1,421
                                                           =====                  =======                    =======

     As a percentage of total loans                         0.03%                    0.19%                      0.21%
     As a percentage of total assets                        0.02%                    0.14%                      0.16%


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

At September 30, 2004, the Company had $672.1 million, or 77.2% of total loans, concentrated in commercial real estate. Commercial real estate for purposes of this discussion includes all construction loans, loans secured by multi-family residential properties and loans secured by non-farm, non-residential properties. At December 31, 2003, commercial real estate loans were $509.0 million, or 76.5%, of total loans. Total construction loans of $225.5 million at September 30, 2004, represented 25.9% of total loans, loans secured by multi-family residential properties of $38.0 million represented 4.4% of total loans, and loans secured by non-farm, non-residential properties of $408.5 million represented 46.9%.

Construction loans at September 30, 2004, included $160.9 million in loans to commercial builders of single family residential property and $15.4 million to individuals on single family residential property, representing 18.5% and 1.8% of total loans, respectively, and together representing 20.3% of total loans. These loans are made to a number of unrelated entities and generally have a term of twelve to twenty-four months. In addition the Company had $49.2 million of construction loans on non-residential commercial property at September 30, 2004, representing 5.6% of total loans. These total construction loans of $225.5 million include $96.1 million in land acquisition and or development loans on residential property and $28.3 million in land acquisition and or development loans on commercial property, together totaling $124.4 million, or 14.3% of total loans. Adverse developments in the Northern Virginia real estate market or economy including substantial increases in mortgage interest rates, slower housing sales, and increased commercial property vacancy rates could have an adverse impact on these groups of loans and the Bank's income and financial position. At September 30, 2004, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

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


Non-Interest Income

Non-interest income decreased $1.9 million, or 30.1%, from $6.2 million for the nine months ended September 30, 2003, to $4.3 million for the nine months ended September 30, 2004. Fees and net gains on loans held-for-sale were the main factor decreasing $2.3 million, or 49.0%, from $4.7 million in 2003, to $2.4 million for the nine months ended September 30, 2004, as originations fell $117.5 million, or 47.1%, from $249.3 million during the nine months ended September 30, 2003, to $131.8 million for the current nine month period. Consequently sales also declined falling $130.7 million from $258.4 million in 2003, to $127.7 million in 2004. These lower levels of originations and subsequent sales are attributable to significantly lower levels of refinancing activity.

While fees and net gains on loans held-for-sale declined over the period, service charges, non-deposit investment services commissions and other non-interest income increased $467 thousand, or 32.4%, from a total of $1.4 million for the nine months ended September 30, 2003, to $1.9 million in the current nine month period. Of the total increase, $225 thousand was due to non-deposit investment services commissions which rose from $98 thousand in 2003, to $323 thousand for the nine months ended September 30, 2004, as the Bank increased its efforts in generating additional income through the hiring of a new manager/sales representative for the department in the latter part of 2003.

For the three months ended September 30, 2004 non-interest income fell $939 thousand, or 38.2%, from $2.5 million in 2003, to $1.5 million in the current period. The decline was again due to lower fees and net gains on mortgage loans held-for-sale which fell $1.0 million, or 54.2%, from $1.9 million in 2003 to $867 thousand in the current period, while other non-interest income sources, including service charges and non-deposit investment services commissions, increased $86 thousand, or 15.2%, from $565 thousand in the three months ended September 30, 2003, to $651 thousand currently.

Loans classified as held-for-sale represent loans on one-to-four family residential real estate, originated on a pre-sold and servicing released basis to various investors, and carried on the balance sheet at the lower of cost or market. In 2003, due to record low mortgage rates, the Bank, as with the rest of the industry, generated significantly higher levels of refinancing loans and as a result significantly higher levels of fees and net gains upon sale.

Non-Interest Expense

For the nine months ended September 30, 2004, non-interest expense increased $802 thousand, or 5.2%, compared to the same period in 2003, and increased $426 thousand, or 7.8%, from $5.5 million for the three months ended September 30, 2003, to $5.9 million for the three months ended September 30, 2004. Increases in both periods were due to higher levels of expense in advertising, public relations, professional services and franchise tax due to overall growth, the opening of the Bank's fourteenth branch location in August 2004 and higher levels of incentive compensation due to loan portfolio growth. Overall, these increases in non-interest expense were minimal as reflected in improvement in the Company's efficiency ratio from 52.3% for the nine months ended September 30, 2003, to 47.7% in the current nine month period and improved from 50.9% for the three months ended September 30, 2003, to 47.5% during the three months ended September 30, 2004. As the Company expects to increase its branching efforts over the next year, with at least four new branches to be opened in the next nine months, non interest expense and the efficiency ratio may increase from its current level. Increased non interest expense associated with increased branching activity may have an adverse impact on earnings until such time as the branches achieve profitability, which we normally expect within twelve months of opening. However, there can be no assurance that any branch will prove to be profitable, or that branching activity will result in increased earnings or increased shareholder value.

Provision for Income Taxes

The Company's income tax provisions are adjusted for non-deductible expenses and tax exempt interest income after applying the U.S. federal income tax rate of 35%. Provision for income taxes totaled $4.3 million and $5.4 million for the nine months ended September 30, 2003 and 2004, respectively.

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

The Company measures total liquidity through cash and cash equivalents, securities available-for-sale, mortgage loans held-for-sale, other loans and investment securities maturing within one year, less securities pledged as collateral for repurchase agreements, public deposits and other purposes, and less any outstanding federal funds purchased. These liquidity sources increased $73.4 million, or 27.0%, from $271.5 million at December 31, 2003, to $344.9 million at September 30, 2004, as the amount of loans and investment securities maturing within one-year increased by $57.5 million and available-for-sale securities increased $25.3 million.

Additional sources of liquidity available to the Company include the capacity to borrow funds through established short-term lines of credit with various correspondent banks, and the Federal Home Loan Bank of Atlanta. Available funds from these liquidity sources were approximately $187.9 million and $154.1 million at September 30, 2004, and December 31, 2003, respectively. The Bank's line of credit with the Federal Home Loan Bank of Atlanta, which requires the pledging of collateral in the form of certain loans and/or securities, is approximately $165.9 million of the $187.9 million as of September 30, 2004.

Off-Balance Sheet Arrangements

The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet arrangements. The off-balance sheet arrangements recognized as of September 30, 2004, and December 31, 2003, were commitments to extend credit, which include unfunded lines of credit, and standby letter of credit only. Except as disclosed herein and in the Company's annual report on Form 10-K for the year ended December 31, 2003, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors.

Commitments to extend credit, which amounted to $258.9 million at September 30, 2004, and $209.7 million at December 31, 2003, represent legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At September 30, 2004, and December 31, 2003, the Company had $18.2 million and $14.7 million, respectively, in outstanding standby letters of credit.

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

The capital position of the Bank continues to meet regulatory requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios. Tier 1 capital consists of common and qualifying preferred stockholders' equity less goodwill. Total risk-based capital consists of Tier 1 capital, qualifying subordinated debt, and a portion of the allowance for loan losses. Risk-based capital ratios are calculated with reference to risk-weighted assets. The leverage ratio compares Tier 1 capital to total average assets for the most recent quarter end. The Bank's Tier 1 risk-based capital ratio was 9.19% at September 30, 2004, compared to 7.51% at December 31, 2003. The total risk-based capital ratio was 12.10% at September 30, 2004, compared to 11.03% at December 31, 2003. These ratios are in excess of the mandated minimum requirement of 4.00% and 8.00%, respectively. The Bank's leverage ratio was 8.10% at September 30, 2004, compared to 6.33% at December 31, 2003, and is also in excess of the mandated minimum requirement of 4.00%. Based on these ratios, the Bank is considered "well capitalized" under regulatory prompt corrective action guidelines. The Company's Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage ratio was 11.20%, 12.20% and 9.80%, respectively, at September 30, 2004. The improvement in all the Company's and Bank's capital ratios during the period was due to the issuance of 1,114,062 common shares (post-split) in a follow-on offering in June 2004 which added $21.8 million in net proceeds to capital.

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

Recent Accounting Pronouncements

On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments" ("SAB 105"). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments ("IRLC"), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, "Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133." Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. The Company has adopted the provisions of SAB 105. Since the provisions of SAB 105 affect only the timing of the recognition of mortgage banking income, management does not anticipate that this guidance will have a material adverse effect on either the Company's consolidated financial position or consolidated results of operations.

          Emerging Issues Task Force Issue No. (EITF) 03-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" was issued and is effective March 31, 2004. The EITF 03-1 provides guidance for determining the meaning of "other -than-temporarily impaired" and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115") and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired.

         On September 30, 2004, the Financial Accounting Standards Board decided to delay the effective date for the measurement and recognition guidance contained in Issue 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in Issue 03-1 was not delayed and is included in this report under Note 2 to the Consolidated Financial Statements.

         EITF No. 03-16, "Accounting for Investments in Limited Liability Companies was ratified by the Board and is effective for reporting periods beginning after June 15, 2004." APB Opinion No. 18, "The Equity Method of Accounting Investments in Common Stock," prescribes the accounting for investments in common stock of corporations that are not consolidated. AICPA Accounting Interpretation 2, "Investments in Partnerships Ventures," of Opinion 18, indicates that "many of the provisions of the Opinion would be appropriate in accounting" for partnerships. In EITF Abstracts, Topic No. D-46, "Accounting for Limited Partnership Investments," the SEC staff clarified its view that investments of more than 3 to 5 percent are considered to be more than minor and, therefore, should be accounted for using the equity method. Limited liability companies (LLCs) have characteristics of both corporations and partnerships, but are dissimilar from both in certain respects. Due to those similarities and differences, diversity in practice exists with respect to accounting for non-controlling investments in LLCs. The consensus reached was that an LLC should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a non-controlling investment should be accounted for using the cost method or the equity method of accounting.

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

One of the tools used by the Company to assess interest sensitivity on a monthly basis is the static gap analysis that measures the cumulative differences between the amounts of assets and liabilities maturing or re-pricing within various time periods. It is the Company's goal to limit the one-year cumulative difference to plus or minus 10% of total interest-earning assets in an attempt to limit changes in future net interest income from sudden changes in market interest rates. The following table shows a gap analysis reflecting the earlier of the maturity or re-pricing dates for various assets and liabilities as of September 30, 2004. At that point in time, the Company had a cumulative net asset sensitive twelve-month gap position of $25.3 million, or a positive 2.4% of total earning assets. This position would indicate that over a period of one-year earnings should increase in a rising interest rate environment as more assets would re-price than liabilities and should decrease in a falling interest rate environment. However, this measurement of interest rate risk sensitivity represents a static position as of a single day and is not necessarily indicative of the Company's position at any other point in time, does not take into account the sensitivity of yields and costs of specific assets and liabilities to changes in market rates, and does not take into account the specific timing of when changes to a specific asset or liability will occur. More accurate measures of interest sensitivity are provided to the Company using earnings simulation models.

At September 30, 2004                                               Interest Sensitivity Periods
                                         -----------------------------------------------------------------------------------
                                                  Within          91 to 365      Over 1 to 5          Over
(Dollars in thousands)                           90 Days               Days            Years       5 Years            Total
                                         -----------------------------------------------------------------------------------
INTEREST EARNING ASSETS

Securities, at amortized cost                   $ 76,204           $ 47,456         $ 21,716      $ 27,376       $  172,752

Federal funds sold                                28,655                 --               --            --           28,655

Interest-bearing deposits in banks                    --                 --            1,004            --            1,004

Loans, net of unearned income                    392,512             93,804          357,291        30,745          874,352
----------------------------------------------------------------------------------------------------------------------------
Total interest earning assets                   $497,371           $141,260         $380,011      $ 58,121       $1,076,763
----------------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES

NOW accounts                                    $ 95,147           $ 82,477         $ 41,388      $     --       $  219,012

Money market accounts                             56,923             54,742           18,868            --          130,533

Savings accounts                                   1,728              5,400           14,472            --           21,600

Time deposits                                     31,079            222,661          170,600           639          424,979

Securities sold under agreement to
  repurchase and federal funds                    45,136                 --               --            --           45,136
  purchased

Trust preferred capital notes                     18,000                 --               --            --           18,000
----------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities              $248,013           $365,280         $245,328      $    639       $  859,260
----------------------------------------------------------------------------------------------------------------------------
Cumulative maturity / interest                  $249,358           $ 25,338         $160,021      $217,503       $  217,503
  sensitivity gap
As % of total earnings assets                      23.16%              2.35%           14.86%        20.20%
----------------------------------------------------------------------------------------------------------------------------

In order to more closely measure interest sensitivity, the Company uses earnings simulation models on a quarterly basis. These models utilize the Company's financial data and various management assumptions as to growth and earnings to forecast a base level of net interest income and earnings over a one-year period. This base level of earnings is then shocked assuming a sudden 200 basis points increase or decrease in interest rates. The most recent earnings simulation model was run based on data as of September 30, 2004, and at that time the model projected earnings would decrease by 3.75% if interest rates would immediately increase by 200 basis points and would also decrease by 0.30% if interest rates suddenly fell by 200 basis points. The Company considers these results to be its worst case scenario should immediate interest rate increases be equally applied to both interest earning assets and interest bearing liabilities; however, it is not the Company's practice and general industry practice to equally apply such sudden increases in rates. As a result the Company does expect that earnings will improve in a rising rate environment, as net interest income increases, due to the ability to manage the rate increases as they apply to both sides of the balance sheet along with the relatively small decline in projected earnings under the worst case scenario.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     (a) Sales of Unregistered Securities.- None

     (b) Use of Proceeds.- Not Applicable.

     (c) Issuer Purchases of Securities.- None

Item 3.  Defaults Upon Senior Securities.- None

Item 4.  Submission of Matters to a Vote of Security Holders.- None

Item 5.  Other Information. -

     (a)  Required 8-K Disclosures.   None

     (b) Changes in Procedures for Director Nominations by Security holders.
         None

Item 6.  Exhibits and reports on Form 8-K

         a) Exhibits

   Exhibit No.        Description
   -----------        -----------
       3.1          Articles of Incorporation of Virginia Commerce Bancorp, Inc.
                    (1)
       3.2          Bylaws of Virginia Commerce Bancorp, Inc. (2)
       4.1 Junior Subordinated Indenture, dated as of November 15, 2002 between Virginia Commerce Bancorp, Inc. and The Bank of New York, as Trustee (3)
       4.2 Amended and Restated Declaration of Trust, dated as of November 15, 2002 among Virginia Commerce Bancorp, Inc., The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and Peter A. Converse, William K. Beauchesne and Marcia J. Hopkins as Administrative Trustees (3)
       4.3 Guarantee Agreement dated as of November 15, 2002, between Virginia Commerce Bancorp, Inc. and The Bank of New York, as Guarantee Trustee (3)
       4.4 Junior Subordinated Indenture, dated as of December 19, 2002 between Virginia Commerce Bancorp, Inc. and The Bank of New York, as Indenture Trustee (3)
       4.5 Amended and Restated Declaration of Trust, dated as of December 19, 2002 among Virginia Commerce Bancorp, Inc., The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and Peter A. Converse, William K. Beauchesne and Marcia J. Hopkins as Administrative Trustees (3)
       4.6 Guarantee Agreement dated as of December 19, 2002, between Virginia Commerce Bancorp, Inc. and The Bank of New York, as Guarantee Trustee (3)

   Exhibit No.        Description
   -----------        -----------
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

(4) Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (No. 333-109079)

       b) Form 8-K

On July 13, 2004, the Company filed a current report on Form 8-K reflecting the announcement of earnings for the period ended June 30, 2004.

On August 31, 2004, the Company filed a current report on Form 8-K announcing the opening of its fourteenth branch location in Alexandria, Virginia.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 4, 2004               BY        /s/ Peter A. Converse
                                        ----------------------------------------
                                      Peter A. Converse, Chief Executive Officer


Date:  November 4, 2004               BY        /s/ William K. Beauchesne
                                        ----------------------------------------
                                      William K. Beauchesne, Treasurer and Chief
                                      Financial Officer