Form 10-K
period 2004-12-31
VIRGINIA COMMERCE BANCORP INC
filed 2005-03-11
CIK 1099305

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K



 Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Indicate by check mark whether the registrant is an accelerated filer.
Yes \X\      No \ \

The registrant's Common Stock is traded on the Nasdaq National Market under the symbol VCBI. The aggregate market value of the approximately 7,677,638 shares of Common Stock of the registrant issued and outstanding held by nonaffiliates on June 30, 2004 was approximately $181.3 million, based on the closing sales price of $23.62 per share on that date. For purposes of this calculation the term "affiliate" refers to all directors, executive officers and 10% shareholders of the registrant.

As of the close of business on March 1, 2005, 11,188,716 shares of the registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders, to be held on April 27, 2005, are incorporated by reference in part III hereof.

FORM 10-K CROSS REFERENCE OF MATERIAL INCORPORATED BY REFERENCE

The following shows the location in this Annual Report on Form 10-K or the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2005, of the information required to be disclosed by the United States Securities and Exchange Commission Form 10-K. References to pages only are to pages in this report.

PART I    ITEM 1.    BUSINESS.  See "Business" at Pages 50 through 59.

          ITEM 2.    PROPERTIES.  See "Properties" at Page 59.

          ITEM 3. LEGAL PROCEEDINGS. From time to time the Company is a participant in various legal proceedings incidental to its business. In the opinion of management, the liabilities (if any) resulting from such legal proceeding will not have a material effect on the financial position of the Company.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. No matter was submitted to a vote of the security holders of the Company during the fourth quarter of 2004.

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

          ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. See Consolidated Financial Statements at Pages 22 through 49.

          ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. None.

          ITEM 9A. CONTROLS AND PROCEDURES. See "Controls and Procedures" and "Management Report on Internal Control Over Financial Reporting" at page 60.

          ITEM 9B.   OTHER INFORMATION.  None

PART III  ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. The
                     information required by Item 10 is incorporated by reference from the material under the caption "Election of Directors" contained at pages 4 through 7, and under the caption "Compliance with Section 16(a) of the Securities
                     Exchange Act of 1934" at page 13, of the Proxy Statement.
                     The Company has adopted a code of ethics that applies to its Chief Executive Officer and Chief Financial Officer. A copy of the code of ethics will be provided to any person, without charge, upon written request directed to Lynda
                     Cornell, Assistant to the Chief Executive Officer, Virginia
                     Commerce Bancorp, Inc., 5350 Lee Highway, Arlington,
                     Virginia 22207.

          ITEM 11. EXECUTIVE COMPENSATION. The information required by Item 11 is incorporated by reference from the material under the caption "Executive Officer Compensation and Certain Transactions," contained at pages 8 through 13 of the Proxy Statement.

          ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS. The information required by Item 12 is incorporated by reference from the material under the captions "Voting Securities and Principal Holders Thereof" contained at Page 3 of the Proxy Statement, and included under the caption "Securities Authorized for Issuance Under Equity Compensation Plans" at page 21 hereof.

          ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. The information required by Item 13 is incorporated by reference from the material under the caption "Transactions with Management and Others" contained at page 11 of the Proxy Statement.

          ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES. The information required by Item 14 is incorporated by reference from the material under the caption "Independent Registered Public Accounting Firm" contained at page 14 of the Proxy Statement.

PART IV   ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES. See "Financial
                     Statements and Exhibits" at Page 61.

FIVE YEAR FINANCIAL SUMMARY

                                                                Year Ended December 31,
                                            ----------------------------------------------------------------
                                               2004         2003         2002         2001         2000
                                            -----------  -----------  -----------   ----------  ------------
                                                    (Dollars in thousand, except per share amounts)
SELECTED YEAR-END BALANCES
Total assets                               $ 1,139,353  $   881,694  $   663,457   $  489,511  $    371,182
Total stockholders' equity                      91,324       55,092       41,850       26,220        21,166
Total loans (net)                              925,782      654,851      516,900      395,108       300,799
Total deposits                                 970,968      773,511      566,996      406,922       310,934

SUMMARY RESULTS OF OPERATIONS
Interest income                            $    57,998  $    45,968  $    38,998   $   33,897  $     26,776
Interest expense                                16,331       13,893       14,128       15,991        12,861
  Net interest income                      $    41,667  $    32,075  $    24,870   $   17,906  $     13,915
Provision for loan losses                        2,989        1,575        1,678        1,572           947
  Net interest income after
  provision for loan losses                $    38,678  $    30,500  $    23,192   $   16,334  $     12,968
Non-interest income                              5,759        7,746        5,593        4,704         2,599
Non-interest expense                            22,807       20,820       17,217       13,982        10,636
   Income before taxes                     $    21,630  $    17,426  $    11,568   $    7,056  $      4,931
Income tax expense                               7,401        5,880        3,892        2,391         1,681
  Net income                               $    14,229  $    11,546  $     7,676   $    4,665  $      3,250
PER SHARE DATA (1)
Net income, basic                          $      1.35  $      1.18  $      0.86   $     0.55  $       0.38
Net income, diluted                        $      1.24  $      1.08  $      0.77   $     0.50  $       0.36
Book value                                 $      8.27  $      5.61  $      4.48   $     3.09  $       2.50
Average number of shares outstanding        10,570,097    9,733,444    8,899,393    8,472,972     8,458,495

GROWTH AND SIGNIFICANT RATIOS
% Change in net income                           23.24%       50.42%       64.54%       43.54%        50.06%
% Change in assets                               29.22%       32.89%       35.53%       31.88%        31.36%
% Change in loans                                41.37%       26.69%       30.82%       31.35%        46.61%
% Change in deposits                             25.53%       36.42%       39.34%       30.87%        27.93%
% Change in equity                               65.77%       31.64%       59.61%       23.88%        21.02%
Equity to asset ratio                             8.02%        6.25%        6.31%        5.36%         5.70%
Return on average assets                          1.39%        1.47%        1.32%        1.05%         1.00%
Return on average equity                         19.28%       23.71%       23.06%       19.37%        17.04%
Average equity to average assets                  7.22%        6.21%        5.71%        5.44%         5.87%
Efficiency ratio (2)                             48.01%       52.17%       56.52%       61.84%        64.41%

(1) Adjusted for all years presented giving retroactive effect to a 10% stock dividend in 2000, five-for-four stock splits in the form of 25% stock dividends in 2001 and 2002, a two-for-one split in the form of a 100% stock dividend in 2003, and a five-for-four stock split in the form of a 25% stock dividend in 2004.
(2) Computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income, net of securities gains or losses. This is a non-GAAP financial measure, which we believe provides investors with important information regarding our operational efficiency. Comparison of our efficiency ratio with those of other companies may not be possible, because other companies may calculate the efficiency ratio differently.

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

GENERAL

The following presents management's discussion and analysis of the consolidated financial condition and results of operations of Virginia Commerce Bancorp, Inc. and subsidiaries (the "Company") as of the dates and for the periods indicated. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto, and other financial data appearing elsewhere in this report. The Company is the parent bank holding company for Virginia Commerce Bank (the "Bank"), a Virginia state-chartered bank that commenced operations in May 1988. The Bank pursues a traditional community banking strategy, offering a full range of business and consumer banking services through sixteen branch offices, two residential mortgage offices and one investment services office.

Headquartered in Arlington, Virginia, Virginia Commerce serves the Northern Virginia suburbs of Washington, D.C., including Arlington, Fairfax, Fauquier, Loudoun and Prince William Counties and the cities of Alexandria, Fairfax, Falls Church, Manassas and Manassas Park. Its service area also covers, to a lesser extent, Washington, D.C. and the nearby Maryland counties of Montgomery and Prince Georges. The Bank's customer base includes small-to-medium sized businesses including firms that have contracts with the U.S. government, associations, retailers and industrial businesses, professionals and their firms, business executives, investors and consumers. Additionally, the Bank has strong market niches in commercial real estate, and construction lending and operates its residential mortgage lending division as its only business segment.

CRITICAL ACCOUNTING POLICIES

During the year ended December 31, 2004 there were no changes in the Company's critical accounting policies as reflected in the last report.

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

Our allowance for loan losses has three basic components: the specific allowance, the formula allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The specific allowance is used to individually allocate an allowance for loans identified as impaired. Impairment testing includes consideration of the borrower's overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral. These factors are combined to estimate the probability and severity of inherent losses. When impairment is identified, then a specific reserve is established based on the Company's calculation of the loss embedded in the individual loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment. The formula allowance is used for estimating the loss on internally risk rated loans exclusive of those identified as impaired. The loans meeting the criteria for special mention, substandard, doubtful and loss, as well as impaired loans, are segregated from performing loans within the portfolio. Internally classified loans are then grouped by loan type (commercial, commercial real estate, commercial construction, residential real estate, residential construction or installment). Each loan type is assigned an allowance factor based on management's estimate of the associated risk, complexity and size of the individual loans within the particular loan category. Classified loans are assigned a higher allowance factor than non-rated loans due to management's concerns regarding collectibility or management's knowledge of particular elements surrounding the borrower. Allowance factors grow with the worsening of the internal risk rating. The unallocated formula is used to estimate the loss of non-classified loans and loans identified for impairment testing for which no impairment was identified. These un-criticized loans are also segregated by loan type and allowance factors are assigned by management based on delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of management, national and local economic trends, concentrations of credit, quality of the loan review system and the effect of external factors (i.e. competition and regulatory requirements). The factors assigned differ by loan type. The unallocated allowance captures losses whose impact on the portfolio has occurred but has yet to be recognized in either the formula or specific allowance. Allowance factors and the overall size of the allowance may change from period to period based on management's assessment of the factors described above and the relative weights given to each factor. For further information regarding the allowance for loan losses see Notes 1 and 4 to the Consolidated Financial Statements and the discussion under the caption "Asset Quality - Provision and Allowance for Loan Losses" at page 12.

OVERVIEW

Over the past five years the Company has experienced significant growth in assets, loans, deposits and net income. In 2004, total assets increased $257.7 million, or 29.2%, from $881.7 million at December 31, 2003, to $1.139 billion at December 31, 2004, with loans, net of the allowance for loan losses, increasing $270.9 million, or 41.4%, from $654.9 million at December 31, 2003, to $925.8 million at December 31, 2004. The majority of the growth was provided by an increase in total deposits of $197.5 million, or 25.5%, from $773.5 million at December 31, 2003, to $971.0 million and $21.8 million in net proceeds from a follow-on public offering in May 2004. For the year net income was up $2.7 million, or 23.2%, from $11.5 million for the fiscal year ended December 31, 2003, to $14.2 million in 2004. In 2003, total assets increased 32.9% from $663.5 million at December 31, 2002, to $881.7 million at December 31, 2003, loans increased 26.7% from $516.9 million to $654.9 million and deposits grew 36.4% from $567.0 million at December 31, 2002, to $773.5 million. Net income in 2003 was up $3.8 million, or 50.4%, from $7.7 million in 2002 to $11.5 million.

As noted, the Company achieved significant growth in loans in 2004. The majority of loan growth occurred in real estate mortgage loans, which rose $161.0 million, or 36.2%, from $444.4 million at December 31, 2003, to $605.4 million at December 31, 2004. Real estate construction loans represented the second largest dollar increase rising $87.1 million, or 56.8%, from $153.4 million at December 31, 2003, to $240.5 million, while a greater emphasis by the Company on commercial lending contributed to a record level increase in commercial loans with total commercial loans increasing $27.5 million, or 45.0%, from $61.2 million at December 31, 2003, to $88.7 million at December 31, 2004. In 2003, loans, net of the allowance for loan losses, increased $138.0 million, or 26.7%, from $516.9 million at December 31, 2002, to $654.9 million at December 31, 2003. Growth by category was similar to what was achieved in 2004, with real estate mortgage loans increasing $82.4 million, real estate construction loans representing the second largest increase at $42.1 million, and commercial loans rising $16.6 million.

In 2004, deposits increased by $197.5 million, or 25.5%, from $773.5 million at December 31, 2003, to $971.0 million with non-interest-bearing demand deposits increasing $28.3 million, or 23.6%, to $148.1 million, savings and interest-bearing demand deposits decreasing $7.7 million, or 2.3%, from $340.1 million at December 31, 2003, to $332.4 million at December 31, 2004, and time deposits growing $176.9 million, or 56.4%, from $313.6 million at December 31, 2003, to $490.5 million. For the year ended December 31, 2003, deposit growth included a $21.2 million increase in non-interest-bearing demand deposits, a $149.3 million increase in savings and interest-bearing demand deposits, and a $36.0 million increase in time deposits. The majority of the Bank's deposits are attracted from individuals and businesses in the Northern Virginia and the Metropolitan, Washington D.C. area, and the interest rates the Bank pays are generally near the top of the local market. In 2003, due to historically low interest rates, many depositors held funds in savings and interest-bearing demand deposits rather than in time deposits. As interest rates started to climb in the second half of 2004, that trend changed and large sums transferred into time deposits with terms less than 24 months as rates on those instruments became more attractive.

In addition to the strong growth in deposits, repurchase agreements which represent funds of numerous demand deposit customers of the Bank, increased $22.3 million, or 72.3%, from $30.9 million at December 31, 2003, to $53.2 million at December 31, 2004. In 2003, repurchase agreements fell $1.2 million, or 3.7%, from $32.1 million at December 31, 2002, to $30.9 million at December 31, 2003. The Company had no other borrowed funds outstanding at December 31, 2003, and 2004.

Although loan growth utilized most of the Company's funding sources in 2004, investment securities, which are generally maintained as additional liquidity sources and for various collateral needs, managed to increase by $14.0 million, or 9.4%, from $149.2 million at December 31, 2003, to $163.2 million at December 31, 2004, with the growth concentrated in short-term U.S. Government Agency and Treasury obligations. In 2003, investment securities rose by $78.0 million, or 109.5%, from $71.2 million at December 31, 2002, to $149.2 million, with growth generally in short-term U.S. Government Agency and variable rate domestic corporate debt obligations in the available-for-sale portfolio. However, at times during 2003, increases in long-term interest rates and higher levels of liquidity provided the Company with some opportunity for higher yields, and as a result approximately $30 million in seven to fifteen year U.S. Government Agency obligations were added to the held-to-maturity portfolio. The Company has generally avoided long-term investments over the past two years due to historically low interest rates and a desire to maintain a low level of interest rate risk to provide greater flexibility and opportunities when interest rates rise. In May 2003, the Bank also purchased $6.0 million in single premium bank-owned life insurance policies through three highly rated carriers in order to help offset the rising cost of employee health care benefits. These policies were recorded on the balance sheet under other assets and have contributed non-taxable income of $178 thousand, and $282 thousand in 2003, and 2004.

For the year ended December 31, 2004, the Company achieved record earnings of $14.2 million, an increase of 23.2% compared to earnings of $11.5 million for the prior fiscal year as net interest income increased $9.6 million, or 29.9%, from $32.1 million in 2003, to $41.7 million in 2004, non-interest income declined $1.9 million, or 25.7%, from $7.7 million in 2003, to $5.8 million, loan loss provisions were up $1.4 million, while non-interest expense rose only 9.5% from $20.8 million in 2003, to $22.8 million. As a result, the Company's efficiency ratio, as defined, improved from 52.2% for the year ended December 31, 2003, to 48.0% in 2004. In 2003, earnings of $11.5 million increased $3.8 million, or 50.4%, compared to earnings of $7.7 million in 2002 as net interest income increased $7.2 million, or 29.0%, non-interest income rose $2.1 million and non-interest expense increased $3.6 million, or 20.9%. In 2002 the Company achieved earnings of $7.7 million, an increase of 64.5% compared to earnings of $4.7 million in 2001. On a diluted per share basis earnings were $1.24, $1.08, and $0.77 in 2004, 2003, and 2002, respectively. The Company's return on average assets was 1.39% for 2004, as compared to 1.47% in 2003 and 1.32% in 2002. Return on average equity was 19.28% in 2004, as compared to 23.71% in 2003, and 23.06% in 2002 due to the follow-on public offering in May 2004.

Stockholders' equity increased by $36.2 million in 2004, or 65.8%, from $55.1 million at December 31, 2003, to $91.3 million at the end of 2004, on earnings of $14.2 million, $21.8 million in net proceeds from the issuance of 1,114,062 shares of common stock (adjusted for a 5-for-4 stock split on July 15, 2004) through a follow-on public offering in May 2004, $708 thousand in proceeds and tax benefits from the exercise of stock options and warrants by Company directors and officers and the purchase of stock by Company employees under an Employee Stock Purchase Plan, and a decline in other comprehensive income of $506 thousand, net of tax. In 2003, stockholders' equity increased $13.2 million, or 31.6%, from $41.8 million at December 31, 2002, to $55.1 million at December 31, 2003, on earnings of $11.5 million, $2.4 million in proceeds and tax benefits from the exercise of stock options and warrants by Company directors and officers and the purchase of stock by Company employees under an Employee Stock Purchase Plan, and a $694 thousand decline in other comprehensive income, net of tax. The total number of common shares outstanding increased in 2004 by 3,186,131 with 891,250 shares (pre-split) issued in the follow-on public offering in May 2004, 2,205,935 shares issued due to a five-for-four stock split in the form of a twenty-five percent stock dividend in July 2004, 82,888 shares issued as a result of the exercise of stock options and warrants by Company directors and officers and 6,058 shares issued to employees under the Company's Employee Stock Purchase Plan.

NET INTEREST INCOME

Net interest income is the excess of interest earned on loans and investments over the interest paid on deposits and borrowings and is the Company's primary revenue source. In 2004, net interest income increased $9.6 million, or 29.9%, from $32.1 million in 2003, to $41.7 million with $10.9 million in additional interest income due to growth, generally in loans, and $1.3 million in less income due to a decline in the net interest margin from 4.30% in 2003, to 4.23%. In 2003, net interest income increased $7.2 million, or 29.0%, from $24.9 million in 2002, to $32.1 million with most of the increase again attributable to growth as the net interest margin declined from 4.48% in 2002, to 4.30%. In 2002, net interest income increased $7.0 million, or 38.9%, from $17.9 million in 2001, to $24.9 million.

In January 2001, the Federal Reserve began reducing the fed funds target rate by over five hundred basis points with its last reduction in June 2003 to a historically low level of 1.00%. Along with these reductions came a similar decline in the prime lending rate, to which the majority of the Company's interest rates on loans are tied, and significantly lower rates on treasuries, affecting the Company's investment securities portfolio. As a result, the Company's average yield on loans has steadily declined from 8.50% in 2001, to 6.49% in 2004, and its yield on investment securities has fallen from 6.07% in 2001, to 3.71% in 2004. Consequently the Company's yield on interest earning assets has fallen two hundred and twelve basis points over the past three years from 8.01% in 2001, to 5.89% in 2004. On the other side, the cost of liabilities also fell during this period, from 4.48% in 2001 to 2.03% by the end of 2004. Overall the Company's net interest margin was unchanged at 4.23% in 2001 and 2004. On June 30, 2004, the Federal Reserve began increasing the fed funds target rate and by the end of the year had increased it to 2.25% and as a result the Company's net interest margin increased, from 4.05% during the second quarter of 2004, to 4.30% in the fourth. With expectations that increases will continue in 2005, the Company expects its net interest margin will also continue to improve.

TABLE 1: AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

The following table shows the average balance sheets for each of the years ended December 31, 2004, 2003, and 2002. In addition, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, are shown. Loans placed on a non-accrual status are included in the average balances. Net loan fees and late charges included in interest income on loans totaled $2.8 million, $2.1 million and $1.6 million for 2004, 2003, and 2002, respectively.

                                                   2004                           2003                            2002
                                      ------------------------------  ------------------------------ -------------------------------
                                                  Interest   Average             Interest   Average              Interest   Average
                                       Average    Income-    Yields     Average  Income-    Yields     Average   Income-    Yields
(Dollars in thousands)                 Balance    Exppense   /Rates     Balance  Exppense   /Rates     Balance   Exppens    /Rates
                                      ------------------------------  ------------------------------ -------------------------------
ASSETS
Securities (1)                        $  159,833   $ 5,853    3.71%    $115,995   $ 4,526     3.98%    $ 61,986   $ 3,152     5.16%
Loans, net of unearned income            798,195    51,814    6.49%     595,816    41,065     6.89%     471,924    35,491     7.52%
Interest-bearing deposits in other
  banks                                      447        10    2.23%          --        --        --          --        --        --
Federal funds sold                        27,748       321    1.16%      36,018       377     1.05%      22,165       355     1.60%
                                      ------------------------------  ------------------------------ -------------------------------
TOTAL INTEREST-EARNING ASSETS         $  986,223   $57,998    5.89%    $747,829   $45,968     6.16%    $556,075   $38,998     7.02%
                                      ------------------------------  ------------------------------ -------------------------------
Other assets                              36,455                         35,754                          27,235
                                      ------------------------------  ------------------------------ -------------------------------
TOTAL ASSETS                          $1,022,678                       $783,583                        $583,310
                                      ==============================  ============================== ==============================
LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing deposits
  NOW accounts                          $209,617   $ 2,789    1.33%    $157,958   $ 2,415     1.53%    $ 89,756   $ 1,847     2.06%
  Money market accounts                  119,963     1,667    1.39%      85,418     1,354     1.59%      54,144     1,213     2.24%
  Savings accounts                        20,255       111    0.55%      22,136       180     0.81%      16,131       220     1.36%
  Time deposits                          395,718    10,533    2.66%     299,752     8,965     2.99%     255,875    10,061     3.93%
                                      ------------------------------  ------------------------------ -------------------------------
Total interest-bearing deposits        $ 745,553   $15,100    2.03%    $565,264   $12,914     2.28%    $415,906   $13,341     3.21%
                                      ------------------------------  ------------------------------ -------------------------------
Securities sold under agreement to
  repurchase and federal funds
  purchased                               39,962       325    0.81%      32,963       123     0.37%      33,791       245     0.73%
                                      ------------------------------  ------------------------------ -------------------------------
Other borrowed funds                         733        15    2.00%         351        21     5.98%      10,109       497     4.91%
                                      ------------------------------  ------------------------------ -------------------------------
Trust preferred capital notes             18,000       891    4.95%      18,000       835     4.64%         929        45     4.78%
                                      ------------------------------  ------------------------------ -------------------------------
TOTAL INTEREST-BEARING LIABILITIES    $  804,248   $16,331    2.03%    $616,578   $13,893     2.25%    $460,735   $14,128     3.07%
                                      ------------------------------  ------------------------------ -------------------------------
Demand deposits and other liabilities    144,617                        118,313                          89,293
                                      ------------------------------  ------------------------------ -------------------------------
TOTAL LIABILITIES                     $  948,865                       $734,891                        $550,028
                                      ------------------------------  ------------------------------ -------------------------------
Stockholders' equity                      73,813                         48,692                          33,282
                                      ------------------------------  ------------------------------ -------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                              $1,022,678                       $783,583                        $583,310
                                      ==============================  ============================== ==============================
Interest rate spread                                          3.86%                           3.91%                          3.95%
NET INTEREST INCOME AND MARGIN                     $41,667    4.23%               $32,075     4.30%               $24,870    4.48%
                                      ==============================  ============================== ==============================

(1) Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders' equity. Average yields on securities are stated on a tax equivalent basis, using a 35% rate for 2004 and 34% for 2003 and 2002.

TABLE 2: RATE-VOLUME VARIANCE ANALYSIS

Interest income and expense are affected by changes in interest rates, by changes in the volumes of earning assets and interest-bearing liabilities, and by changes in the mix of these assets and liabilities. The following analysis shows the year-to-year changes in the components of net interest income.

                                              2004 COMPARED TO 2003                  2003 COMPARED TO 2002
                                         ---------------------------------    -------------------------------------
                                                                                                          Total
                                          Increase/(Decrease)                   Increase/(Decrease)      Increase/
                                                Due to           Total                 Due to           (Decrease)
                                         ---------------------- Increase/     ----------------------- -------------
(Dollars in thousands)                    Volume       Rate     (Decrease)      Volume       Rate
                                         ---------- ----------- ----------    ----------- ----------- -------------
INTEREST INCOME
Loans                                     $ 13,137    $(2,388)    $ 10,749       $ 8,539    $(2,965)        $ 5,574
Securities                                   1,638       (311)       1,327         2,108       (734)          1,374
Interest bearing deposits in other banks        10          --          10            --          --             --
Federal funds sold                            (96)          40        (56)           145       (123)             22
                                         ---------- ----------- ----------    ----------- ----------- -------------
Total interest income                      $14,689    $(2,659)    $ 12,030       $10,792    $(3,822)        $ 6,970
                                         ========== =========== ==========    =========== =========== =============
INTEREST EXPENSE
Interest-bearing deposits:
   NOW accounts                              $ 687     $ (313)      $  374       $ 1,043     $ (475)         $  568
   Money market accounts                       480       (167)         313           496       (355)            141
   Savings accounts                           (10)        (59)        (69)            49        (89)           (40)
   Time deposits                             2,533       (965)       1,568         1,328     (2,424)        (1,096)
                                         ---------- ----------- ----------    ----------- ----------- -------------
Total interest-bearing deposits             $3,690    $(1,504)     $ 2,186       $ 2,916    $(3,343)        $ (427)
Securities sold under agreement to
   repurchase and federal funds purchased       57        145          202           (3)       (119)          (122)
Other borrowed funds                             8        (14)         (6)         (579)         103          (476)
Trust preferred capital notes                   --          56          56           791         (1)            790
                                         ---------- ----------- ----------    ----------- ----------- -------------
Total interest expense                      $3,755    $(1,317)      $2,438       $ 3,125    $(3,360)         $(235)
                                         ---------- ----------- ----------    ----------- ----------- -------------
CHANGE IN NET INTEREST INCOME              $10,934    $(1,342)      $9,592       $ 7,667   $   (462)         $7,205
                                         ========== =========== ==========    =========== =========== =============

ASSET/LIABILITY MANAGEMENT AND QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the Company is exposed to market risk, or interest rate risk, as its net income is largely dependent on its net interest income. Market risk is managed by the Company's Asset/Liability Management Committee that formulates and monitors the performance of the Company based on established levels of market risk as dictated by policy. In setting tolerance levels, or limits on market risk, the Committee considers the impact on earnings and capital, the level and general direction of interest rates, liquidity, local economic conditions and other factors. Interest rate risk, or interest sensitivity, can be defined as the amount of forecasted net interest income that may be gained or lost due to favorable or unfavorable movements in interest rates. Interest rate risk, or sensitivity, arises when the maturity or repricing of interest-bearing assets differs from the maturing or repricing of interest-bearing liabilities and as a result of the difference between total interest-bearing assets and interest-bearing liabilities. The Company seeks to manage interest rate sensitivity while enhancing net interest income by periodically adjusting this asset/liability position; however in general the Company has maintained a fairly balanced sensitivity to changes in interest rates.

One of the tools used by the Company to assess interest sensitivity on a monthly basis is the static gap analysis that measures the cumulative differences between the amounts of assets and liabilities maturing or repricing within various time periods. It is the Company's goal to limit the one-year cumulative difference to plus or minus 10% of total interest-earning assets in an attempt to limit changes in future net interest income from sudden changes in market interest rates. A gap analysis is shown in Table 3 below, and reflects the earlier of the maturity or repricing dates for various assets and liabilities as of December 31, 2004. At that point in time, the Company had a cumulative net liability sensitive twelve-month gap position of $5.5 million, or a negative 0.50% of total interest-earning assets.

This position would generally indicate that over a period of one-year net interest earnings should decline slightly in a rising interest rate environment as more liabilities would reprice than assets and should rise slightly in a falling interest rate environment. However, this measurement of interest rate risk sensitivity represents a static position as of a single day and is not necessarily indicative of the Company's position at any other point in time, does not take into account the sensitivity of yields and costs of specific assets and liabilities to changes in market rates, and it does not take into account the specific timing of when changes to a specific asset or liability will occur. More accurate measures of interest sensitivity are provided to the Company using earnings simulation models.

TABLE 3: INTEREST SENSITIVITY-GAP ANALYSIS

At December 31, 2003                                      INTEREST SENSITIVITY PERIODS
                                           -----------------------------------------------------------
(Dollars in thousands)                      Within     91 to 365   Over 1 to     Over 5
                                            90 Days      Days       5 Years      Years        Total
                                           ---------- ------------ ----------- ----------- -----------
INTEREST EARNING ASSETS
Securities, at amortized cost                $63,467     $ 50,469     $24,474     $25,621   $ 164,031
Interest bearing deposits in other banks          --        1,009          --          --       1,009
Loans, net of unearned income                425,018       99,920     383,720      37,188     945,846
                                           ---------- ------------ ----------- ----------- -----------
Total interest earning assets               $488,485     $151,398    $408,194     $62,809  $1,110,886
                                           ---------- ------------ ----------- ----------- -----------
INTEREST-BEARING LIABILITIES
NOW accounts                                $ 85,160      $75,123    $ 41,632      $   --    $201,915
Money market accounts                         47,932       45,926      15,752          --     109,610
Savings accounts                               1,669        5,215      13,976          --      20,860
Time deposits                                 66,330      246,257     177,345         588     490,520
Securities sold under agreements to
 repurchase                                   53,207           --          --          --      53,207
Trust preferred capital notes                     --       18,570          --          --      18,570
                                           ---------- ------------ ----------- ----------- -----------
Total interest-bearing liabilities          $254,298     $391,091    $248,705      $  588    $894,682
                                           ---------- ------------ ----------- ----------- -----------
CUMULATIVE MATURITY / INTEREST SENSITIVITY  $234,187      $(5,506)   $153,983    $216,204    $216,204
GAP
As % of total earnings assets                 21.08%       (0.50)%     13.86%      19.46%
                                           ========== ============ =========== ===========  ==========

In order to more closely measure interest sensitivity, the Company uses earnings simulation models on a quarterly basis. These models utilize the Company's financial data and various management assumptions as to growth and earnings to forecast a base level of net interest income and earnings over a one-year period. This base level of earnings is then shocked assuming a sudden 200 basis points increase or decrease in interest rates. The most recent earnings simulation model was run based on data as December 31, 2004, and even though the Company's GAP analysis reflected a slightly liability sensitive position within twelve months, the model projected that forecasted net income would decrease by 4.04% if interest rates would immediately fall by 200 basis points, and if rates were to immediately rise by 200 basis points, the model projected a slight increase in net income of 0.14%. The Company considers these results to be its worst case scenario should these immediate increases or decreases in interest rates be equally applied to both interest earning assets and interest bearing liabilities; however, given changes in rates are first applied to loans and then to NOW, money market and savings accounts on a lagging basis, the Company expects net interest earnings will increase in a rising rate environment. Management believes the modeled results are consistent with the short duration of its balance sheet and given the many variables that effect the actual timing of when assets and liabilities will reprice. The Company has set a limit on this measurement of interest sensitivity to a maximum decline in earnings of 20%. Since the earnings model uses numerous assumptions regarding the effect of changes in interest rates on the timing and extent of repricing characteristics, future cash flows and customer behavior, the model cannot precisely estimate net income and the effect on net income from sudden changes in interest rates. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

NON-INTEREST INCOME

The Company's non-interest income sources include service charges and other fees on deposit accounts, fee and net gains from loans originated and sold through its mortgage lending division, commissions from non-deposit investment sales and increases in the cash surrender value of Bank owned life insurance policies. In 2004, non-interest income declined by $1.9 million, or 25.7%, from $7.7 million in 2003, to $5.8 million in 2004, and increased $2.1 million, or 38.5%, from $5.6 million in 2002, to $7.7 million in 2003. In 2002, non-interest income increased $889 thousand, or 18.9%, from $4.7 million in 2001 to $5.6 million. Fees and net gains on mortgage loans held-for-sale have accounted for the majority of the increase/decrease in non-interest income over the past three years as lower interest rates and a strong local housing market pushed production levels to new highs in 2002 and 2003, while in 2004 refinancing activity slowed considerably, and consequently fees and net gains on mortgage loans held-for-sale decreased $2.4 million, or 43.1%, from $5.7 million in 2003, to $3.2 million. In 2003 fees and net gains increased $1.8 million, or 44.6%, from $3.9 million in 2002, to $5.7 million and in 2002, they increased $541 thousand, or 16.0%, from $3.4 million in 2001, to $3.9 million in 2002.

The Company's mortgage lending division began operations in 1999 and in that first year of operation originated $73.7 million in mortgages for sale. In 2000, results were similar with $79.8 million in originations. In 2001, 2002 and 2003, as mortgage rates began to fall, refinancing and home purchases increased significantly with refinancing activity hitting record levels. As a result, mortgages originated for sale increased to $180.7 million in 2001, $207.8 million in 2002 and to a record level of $287.8 million in 2003. In 2004, due to lower levels of refinancing activity, originations were $175.9 million. Adverse changes in the local real estate market, consumer confidence, and interest rates could adversely impact the level of loans originated for sale, and the resulting fees and earnings thereon. The Company anticipates that due to a slow down in refinancing activity and the possibility of higher interest rates in 2005, its fees and net gains on mortgage loans originated for sale could be lower in 2005, as compared to 2004; however, the Company is attempting to hire additional commissioned based loan officers to help offset these factors.

Service charges and other fees, which include monthly deposit account maintenance charges, overdraft fees, ATM fees and charges, debit card income, safe deposit box rents, merchant discount fee income, and lock box service fees, increased $140 thousand, or 8.7%, from slightly over $1.6 million in 2003, to over $1.7 million in 2004. In 2003, service charges and other fees were mostly unchanged at $1.6 million, while in 2002 they increased $345 thousand, or 27.1%, from slightly under $1.3 million in 2001. The increase in 2002 was the result of lower interest rates that pushed down earnings credits on customer demand deposit accounts and consequently increased the level of service charges actually charged. As this decline in the earnings credit stabilized in 2003 there was little improvement in service charge levels, while in 2004 service charges increased by $140 thousand due to higher lock box service fees, debit card income and ATM fees and charges.

The Company continues to seek to improve non-interest income having added non-deposit investment services, through a third party arrangement, in 2002. These activities provided $14 thousand in income in 2002, $202 thousand in 2003, and increased by $225 thousand in 2004, or 111.4%, to $427 thousand. It is expected that the amount of commissions will continue to increase as additional sales representatives are added, although there can be no assurance.

Other non-interest income increased by $89 thousand, or 33.6%, from $265 thousand in 2003, to $354 thousand in 2004, and from $44 thousand in 2002 to $265 thousand in 2003 due to the purchase of $6 million in Bank owned life insurance policies in May 2003. These polices which are recorded on the Company's balance sheet under other assets, accounted for $282 thousand of the $354 thousand in other income in 2004, and $178 thousand of the $265 thousand in other income in 2003. The Company does not anticipate additional purchases of this insurance in 2005. Income from Bank owned life insurance is non taxable.

NON-INTEREST EXPENSE

In 2004, non-interest expense increased $2.0 million, or 9.5%, from $20.8 million in 2003, to $22.8 million, and increased $3.6 million, or 20.9%, from $17.2 million in 2002 to $20.8 million in 2003. In 2002, non-interest expense was up $3.2 million, or 23.1%, from $14.0 million in 2001 to $17.2 million. Salaries and benefits accounted for $916 thousand, or 46.1%, of the total increase in non-interest expense in 2004, $2.4 million, or 66.7%, in 2003, and $2.0 million, or 62.7% in 2002. Commissions and incentive compensation associated with the significant increases in total loans and loans originated for sale were the main reason for these increases in salaries and benefits expense over the past three years; however, also contributing to the increased compensation expenses were other staff increases due to overall growth and branch expansion. The Company anticipates that salaries and benefits expense will continue to be the largest single factor in increased non-interest expenses.

Occupancy expenses, which include rents, depreciation, maintenance on buildings, leaseholds and equipment, increased $50 thousand, or 1.6%, from just under $3.2 million in 2003, to slightly over $3.2 million in 2004, and increased $275 thousand, or 9.4%, from $2.9 million in 2002 to $3.2 million in 2003. In 2002, occupancy expense was up $578 thousand, or 24.7%. The increases in 2002 and 2003 were due to the opening of the Bank's twelfth and thirteenth branch locations along with additional facilities for the Company's operations department due to growth, while in 2004, occupancy expense was mostly unchanged as two new branch locations were opened in the later part of the year while depreciation levels associated with older branch locations were reduced. Occupancy is expected to increase in 2005 due to the two new branches opened in the late 2004, the Bank's most recent branch opening in January 2005, and three additional locations scheduled to open between March and October 2005.

Data processing expense increased by $75 thousand, or 6.1%, in 2004, increased by $160 thousand, or 14.8%, in 2003, and was up $177 thousand, or 19.6%, in 2002. Increases were due to growth in total loans and deposits along with added services, such as Internet banking; however, the amount of increase has continued to decline each year as the Bank realizes some economies of scale on various systems.

Other operating expenses, which include advertising and public relations expenses, bank franchise taxes, legal and professional fees, supplies and postage, increased by $946 thousand, or 24.7%, from $3.8 million in 2003, to $4.8 million in 2004, and increased $765 thousand, or 25.0%, from $3.1 million in 2002 to $3.8 million in 2003. In 2002, other operating expenses increased $451 thousand, or 17.3%. The increase over the years is due to overall growth, expanded amounts of advertising and public relations expenses, and in 2004, $239 thousand in additional professional fees associated with Sarbanes/Oxley Section 404 compliance efforts. Other non-interest expenses to which the Company is not currently subject, such as deposit insurance premiums, which may be incurred in the future, could have an adverse affect on earnings and results of operations in future periods. The Company expects costs associated with Sarbanes/Oxley
Section 404 to be lower in 2005.

INCOME TAXES

The Company's income tax provisions are adjusted for non-deductible expenses and non-taxable interest after applying the U.S. federal income tax rate of 35% in 2004 and 34% in 2003 and 2002. The provision for income taxes totaled $7.4 million, $5.9 million and $3.9 million, for the years ended December 31, 2004, 2003 and 2002, respectively. The effects of non-deductible expenses and non-taxable interest on the Company's income tax provisions are minimal.

ASSET QUALITY - PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is based upon management's estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. In 2004, net charge-offs totaled $44 thousand compared to $42 thousand and $110 thousand in 2003 and 2002, respectively. The provision for loan loss expense in 2004 was $3.0 million compared to $1.6 million in 2003 and $1.7 million in 2002. The total allowance for loan losses of $10.4 million at December 31, 2004, increased 39.5% from $7.5 million at December 31, 2003, and increased 25.9% from $5.9 million at December 31, 2002, to $7.5 million at December 31, 2003. Higher provisions in 2004 were the result of an increase in total loans of 41.4% while slightly lower provisions in 2003 were reflective of a lower level of net charge-offs and a decrease in non-performing assets from $2.4 million at December 31, 2002, to $1.4 million at December 31, 2003. The allowance for loan losses was equal to 1.11% of total loans at December 31, 2004, as compared to 1.13% at the end of 2003.

Management feels that the allowance for loan losses is adequate at December 31, 2004. However, there can be no assurance that additional provisions for loan losses will not be required in the future, including as a result of possible changes in the economic assumptions underlying management's estimates and judgments, adverse developments in the economy, on a national basis or in the Company's market area, or changes in the circumstances of particular borrowers.

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

TABLE 4: PROVISION AND ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)                          2004         2003         2002        2001         2000
                                             ----------- ------------- ----------- ------------ ------------
Allowance, beginning of period                 $  7,457      $  5,924    $  4,356     $  2,803      $ 1,889
                                             ----------- ------------- ----------- ------------ ------------
CHARGE-OFFS
  Real estate loans                             $    --       $    --     $    --      $    --       $   --
  Commercial loans                                   --            30          87           --           --
  Consumer loans                                     62            26          68           23           36
                                             ----------- ------------- ----------- ------------ ------------
Total charge-offs                                $   62        $   56     $   155      $    23       $   36
                                             ----------- ------------- ----------- ------------ ------------
RECOVERIES
  Real estate loans                             $    --       $    --     $    --      $    --       $   --
  Commercial loans                                   12             2           5            2            1
  Consumer loans                                      6            12          40            2            2
                                             ----------- ------------- ----------- ------------ ------------
Total recoveries                                 $   18        $   14      $   45       $    4        $   3
                                             ----------- ------------- ----------- ------------ ------------
Net charge-offs                                  $   44        $   42     $   110      $    19       $   33
                                             ----------- ------------- ----------- ------------ ------------
PROVISIONS FOR LOAN LOSSES                        2,989         1,575       1,678        1,572          947
                                             ----------- ------------- ----------- ------------ ------------
Allowance, end of period                       $ 10,402      $  7,457    $  5,924     $  4,356      $ 2,803
                                             =========== ============= =========== ============ ============
Ratio of net charges-offs to average total
  loans outstanding during period                 0.01%         0.01%       0.02%        0.01%        0.01%

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

(Dollars in thousands)                          2004        2003       2002      2001       2000
                                          ----------- ----------- ---------- --------- ----------
ALLOCATION OF ALLOWANCE FOR LOAN LOSSES:
Real estate - mortgage                        $5,584      $4,188     $3,159    $1,957     $1,571
Real estate - construction                     2,328       1,789      1,239       863        518
Commercial                                     2,422       1,434      1,469     1,482        628
Consumer                                          68          46         57        54         86
                                          ----------- ----------- ---------- --------- ----------
Balance, December 31,                        $10,402      $7,457     $5,924    $4,356     $2,803
                                           ========== =========== ========== ========= ==========
RATIO OF LOANS TO TOTAL YEAR-END LOANS:
Real estate - mortgage                           65%         67%        70%       66%        64%
Real estate - construction                       25%         23%        21%       23%        21%
Commercial                                        9%          9%         8%        9%        12%
Consumer                                          1%          1%         1%        2%         3%
                                          ----------- ----------- ---------- --------- ----------
                                                100%        100%       100%      100%       100%
                                           ========== =========== ========== ========= ==========

See Notes 1 and 4 to the Consolidated Financial Statements for additional information regarding the provision and allowance for loan losses.

RISK ELEMENTS AND NON-PERFORMING ASSETS

Non-performing assets consist of non-accrual loans, impaired loans, restructured loans, and other real estate owned (foreclosed properties). The total non-performing assets and loans that are 90 days or more past due and still accruing interest decreased by $211 thousand, or 14.8%, from $1.4 million at year-end 2003 to $1.2 million at year-end 2004, and decreased by $966 thousand, or 40.5%, from $2.4 million at year-end 2002, to $1.4 million at December 31, 2003. The decline of $966 thousand in 2003 was attributable to the payoff of a residential single-family property mortgage for $1.0 million while the decrease in 2004 was due to the payoff of another residential single-family mortgage for $875 thousand and the payoff of several other impaired loans totaling $401 thousand, offset somewhat by the addition of $1.2 million in commercial loans to a single borrower for which impairment was identified and a specific allowance of $400 thousand was applied. Those loans are currently performing in accordance with their terms.

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

The ratio of non-performing assets and past due loans to total loans decreased from .21% at December 31, 2003, to .13% at December 31, 2004, and decreased from ..44% at December 31, 2002, to .21% at December 31, 2003. As noted above, the decreases in the ratio in 2003, and 2004, were due to two loans on single-family residential properties that were paid off in full. The Company expects its ratio of non-performing assets to remain low relative to its peers, however, the ratio could increase due to an aggregate of $1.7 million in other identified potential problem loans, to four borrowers, as of December 31, 2004, for which management has identified risk factors that may result in them not being repaid in accordance with their terms although the loans are generally well secured and are currently performing. At December 31, 2003, other identified potential problem loans were $2.2 million and they were $1.9 million at December 31, 2002. See Notes 1 and 4 to the Consolidated Financial Statements for additional information regarding the Company's non-performing assets.

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

TABLE 6: NON-PERFORMING ASSETS

                                                                               DECEMBER 31,
                                                        ------------------------------------------------------------
(Dollars in thousands)                                     2004        2003         2002        2001        2000
                                                        ----------- ------------ ----------- ----------- -----------
Non-accrual loans                                             $ 18         $ 46      $1,943        $106        $117
Impaired loans                                               1,192          416         444         119         107
Restructured loans                                              --          875          --          --          --
Foreclosed properties                                           --           --          --          --          --
                                                        ----------- ------------ ----------- ----------- -----------
     Total non-performing assets                            $1,210       $1,337      $2,387        $225        $224
                                                        ----------- ------------ ----------- ----------- -----------
Loans past due 90 days and still accruing                       --           84          --         329         318
                                                        ----------- ------------ ----------- ----------- -----------
TOTAL NON-PERFORMING ASSETS AND PAST DUE LOANS              $1,210       $1,421      $2,387        $554        $542
                                                        =========== ============ =========== =========== ===========
Allowance for loan losses to total loans                     1.11%        1.13%       1.09%       1.05%        .91%
Allowance for loan losses to non-performing loans           859.7%       524.8%      248.2%    1,936.0%    1,251.3%
Non-performing assets and past due loans to total loans      0.13%        0.21%       0.44%       0.13%       0.18%
NON-PERFORMING ASSETS AND PAST DUE LOANS TO
  TOTAL ASSETS                                               0.11%        0.16%       0.36%       0.11%       0.15%
                                                        =========== ============ =========== =========== ===========

LOAN PORTFOLIO

The Bank's lending activities are its principal source of income. Real estate loans, including residential permanents and construction, and commercial permanents, represent the major portion of the Bank's loan portfolio. Loans, net of unearned income and the allowance for loan losses, increased $270.9 million, or 41.4%, from $654.9 million at December 31, 2003, to $925.8 million at December 31, 2004, and increased $138.0 million, or 26.7%, from $516.9 million at December 31, 2002, to $654.9 million at year-end 2003. The increase in loans in 2004 included an increase in real estate mortgage loans of $161.0 million, or 36.2%, an increase in real estate construction loans of $87.1 million, or 56.8%, and an increase in commercial loans of $27.5 million, or 45.0%. In 2003 growth in loans by category was similar with real estate mortgage loans increasing $82.4 million, or 22.8%, real estate construction loans increasing $42.1 million, or 37.8%, and commercial loans increasing $16.6 million, or 37.3%. The majority of the increase in real estate mortgage loans is concentrated in non-farm non-residential properties for which the Bank has had a primary focus for years, while the increases in real estate construction loans over the past two years are the direct result of an increased focus in this area and the hiring of loan officers specializing in residential construction lending. At December 31, 2004, $163.3 million of real estate construction loans were to commercial builders of single-family homes, $14.2 million were to individuals on single-family properties and $63.0 million were related to commercial properties. In 2003, $110.5 million of real estate construction loans were to commercial builders of single-family homes, $13.1 million were to individuals and $29.8 million were related to commercial properties. The Bank expects that real estate construction loans will continue to grow, but not at the pace experienced in 2003 and 2004, although there can be no assurance. The Bank has also increased its focus on commercial lending over the past two years with the hiring of several loan officers devoted to developing that lending area. In addition, consumer lending, through home equity lines of credit, which are included in total real estate mortgage loans, have increased from $24.4 million at December 31, 2002, to $42.2 million at December 31, 2003, and increased $19.0 million, or 45.0%, to $61.2 million at December 31, 2004.

As noted above, the majority of the Bank's loan portfolio consists of construction and commercial real estate loans. At December 31, 2004, the Bank had $163.3 million of construction loans to commercial builders of single family housing in the Northern Virginia market, representing 17.6% of total loans. These loans are made to a number of unrelated entities and generally have a term of twelve to eighteen months. Adverse developments in the Northern Virginia real estate market or economy could have an adverse impact on this portfolio of loans and the Company's income and financial position. In addition, the Bank had $436.5 million, or 46.6% of the loan portfolio at December 31, 2004, secured by non-farm non-residential properties. These loans represent obligations of a diversified pool of borrowers across numerous businesses and industries in the Northern Virginia market and include some loans that, although secured by commercial real estate, are commercial purpose loans made based on the financial condition of the underlying business. At December 31, 2004, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Bank seeks to manage its concentrations of loans through the establishment of limits on the level of its various loan types to total loans and to total capital. For further information regarding concentrations of loans see Note 17 to the Consolidated Financial Statements.

Tables 7 and 8 present information pertaining to the composition of the loan portfolio including unearned income, the allowance for loan losses, and the maturity/repricing of selected loans.

TABLE 7: SUMMARY OF TOTAL LOANS

                                                          DECEMBER 31,
                              ---------------------------------------------------------------------
(Dollars in thousands)            2004          2003          2002          2001          2000
                              ------------- ------------- -------------- ------------ -------------
Real estate - mortgage           $ 605,420     $ 444,411      $ 362,024    $ 259,299     $ 193,624
Real estate - construction         240,469       153,400        111,333       94,452        65,460
Commercial                          88,725        61,178         44,559       39,153        37,406
Consumer                             5,879         6,061          6,941        8,004         7,995
                              ------------- ------------- -------------- ------------ -------------
Total loans                      $ 940,493     $ 665,050      $ 524,857    $ 400,908     $ 304,485
Less unearned income                 4,309         2,742          2,033        1,444           883
Less allowance for loan losses      10,402         7,457          5,924        4,356         2,803
                              ------------- ------------- -------------- ------------ -------------
LOANS, NET                       $ 925,782     $ 654,851      $ 516,900    $ 395,108     $ 300,799
                              ============= ============= ============== ============ =============

TABLE 8: MATURITY/REPRICING SCHEDULE OF TOTAL LOANS

At December 31, 2004             REAL ESTATE-     REAL ESTATE-
(Dollars in thousands)             MORTGAGE      CONSTRUCTION       COMMERCIAL       CONSUMER         TOTAL
                               ---------------- ---------------- --------------- --------------- ---------------
VARIABLE:
     Within 1 year                $111,982             $182,998       $ 60,988       $  2,794         $358,762
     1-to-5 years                  186,610                5,813          1,157           --            193,580
     After 5 years                  15,828                  262            686           --             16,776
                                  --------             --------       --------       --------         --------
     Total                        $314,420             $189,073       $ 62,831       $  2,794         $569,118
                                  --------             --------       --------       --------         --------
FIXED RATE:
     Within 1 year                  16,853             $ 21,802       $  2,270       $    577         $ 41,502
     1-to-5 years                   63,899               16,467         20,767          2,356          103,489
     After 5 years                 210,248               13,127          2,857            152          226,384
                                  --------             --------       --------       --------         --------
    Total                         $291,000             $ 51,396       $ 25,894       $  3,085         $371,375
                                  ========             ========       ========       ========         ========
TOTAL LOANS                       $605,420             $240,469       $ 88,725       $  5,879         $940,493
                                  ========             ========       ========       ========         ========

INVESTMENT SECURITIES

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

Total securities increased $14.0 million, or 9.4%, from $149.2 million at December 31, 2003, to $163.2 million at December 31, 2004, and increased $78.0 million, or 109.5%, from $71.2 million at December 31, 2002, to $149.2 million at December 31, 2003. Securities of U.S. Government Agencies represent the majority of the portfolio while obligations of states and or political subdivisions, and domestic corporate debt obligations have increased over the past two years. Table 9 provides information regarding the composition of the securities portfolio and Table 10 details the maturities and weighted average yields (on a tax equivalent basis) at the dates indicated. See Note 2 to the Consolidated Financial Statements for additional information regarding the securities portfolio.

At December 31, 2004, there were no single issuers, other than issuers who are U.S. government agencies, whose securities owned by the Company had an aggregate book value of more than 10% of total stockholder's equity of the Company.

TABLE 9: SECURITIES PORTFOLIO

                                                                        DECEMBER 31,
                                           -----------------------------------------------------------------------
                                                    2004                    2003                    2002
                                           -----------------------------------------------------------------------
(Dollars in thousands)                                   Percent                 Percent                Percent
                                            Book Value   of total   Book Value   of total  Book Value   of total
                                            ----------   -------    ----------   -------   ----------   -------
AVAILABLE-FOR-SALE:
U.S. Government Agency obligations            $ 100,093     61.32%     $ 93,274     62.48%    $ 52,661     73.92%
U.S. Treasuries                                   9,930      6.08%           --         --          --         --
Domestic corporate debt obligations               6,020      3.69%        5,995      4.02%          --         --
Obligations of states/political
subdivisions                                      1,338      0.82%        1,295      0.87%       1,229      1.73%
Federal Reserve Bank stock                        1,442      0.88%          758      0.51%         542      0.76%
Federal Home Loan Bank stock                      1,761      1.08%        1,355      0.91%       1,194      1.68%
Community Bankers' Bank stock                        55      0.03%           55      0.04%          55      0.08%
                                              ---------    ------      --------    ------     --------    ------
                                               $120,639     73.90%     $102,732     68.83%    $ 55,681     78.17%
                                              ---------    ------      --------    ------     --------    ------
HELD-TO-MATURITY:
U.S. Government Agency obligations              $33,667     20.63%      $38,490     25.79%     $ 8,534     11.98%
Obligations of states/political
subdivisions                                      8,433      5.17%        7,535      5.05%       6,534      9.17%
Domestic corporate debt obligations                 493      0.30%          488      0.33%         482      0.68%
                                              ---------    ------      --------    ------     --------    ------
                                                $42,593     26.10%     $ 46,513     31.17%    $ 15,550     21.83%
                                              =========    ======      ========    ======     ========    ======
                                               $163,232    100.00%    $ 149,245    100.00%    $ 71,231    100.00%
                                              =========    ======      ========    ======     ========    ======

TABLE 10: MATURITY OF SECURITIES

At December 31,                                  2004                      2003                       2002
                                        ------------------------ -------------------------- -------------------------
(Dollars in thousands)                                Weighted                  Weighted                  Weighted
                                                      Average                   Average                   Average
                                         Book Value    Yield     Book Value      Yield       Book Value     Yield
                                        ------------ ----------- ------------ ------------- ----------- -------------
Maturing within one year                   $ 14,944       1.91%      $ 2,025         3.74%      $   --            --
Maturing after one through five years        74,664       2.88%       62,640         2.79%      38,549         3.77%
Maturing after five through ten years        48,501       4.41%       54,670         4.34%      12,966         4.87%
Maturing after ten years                     25,123       4.85%       29,910         4.82%      19,716         5.96%
                                        ============ =========== ============ ============= =========== =============
                                           $163,232       3.55%     $149,245         3.78%    $ 71,231         4.58%
                                        ============ =========== ============ ============= =========== =============

DEPOSITS

The Company's principal source of funds is deposit accounts comprised of demand deposits, savings and money market accounts, and time deposits. Substantially all deposits are provided by individuals and businesses located within the communities served.

Total deposits increased $197.5 million, or 25.5%, from $773.5 million at December 31, 2003, to $971.0 million at December 31, 2004, and increased $206.5 million, or 36.4%, from $567.0 million at December 31, 2002, to $773.5 million at December 31, 2003. In 2004, growth by deposit category included a 23.6% increase in demand deposits, a 2.3% decline in savings accounts and interest-bearing demand deposits and a 56.4% increase in time deposits. In 2003, growth included a 21.5% increase in demand deposits, a 78.3% increase in savings accounts and interest-bearing demand deposits and a 13.0% increase in time deposits. The Company attributes its growth in deposits to a strong and affluent local economy, the payment of interest rates at or near the highest in its market, and bank consolidation. The average rate paid on interest-bearing deposits fell twenty five basis points in 2004, from 2.28% in 2003, to 2.03%, and it fell ninety-three basis points from 3.21% for the year ended December 31, 2002, to 2.28% in 2003. From early 2001, up until July 2004, interest rates have declined in all deposit account categories and in some cases reached near floor levels. However, with interest rates expected to continue to climb in 2005, the Bank expects that trend to reverse. Table 11 details maturities of time deposits with balances of $100,000 or more, which represent 51.6% of total time deposits as of December 31, 2004, compared to 44.9% at December 31, 2003. Total time deposits represent 50.5% of total deposits as of December 31, 2004, compared to 40.5% at December 31, 2003. See Note 6 to the Consolidated Financial Statements and Table 3 to this Management's Discussion and Analysis for additional information regarding the maturities of time deposits.

TABLE 11: MATURITIES OF TIME DEPOSITS WITH BALANCES $100,000 OR MORE

                                               DECEMBER 31,
                                   --------------------------------------
(Dollars in thousands)                2004         2003         2002
                                   ------------ ------------ ------------
3 months or less                       $29,899      $26,580      $18,477
3-6 months                              23,399       20,008       10,831
6-12 months                            123,054       40,431       44,289
Over 12 months                          76,829       53,662       37,104
                                   ------------ ------------ ------------
TOTAL                                $ 253,181    $ 140,681    $ 110,701
                                   ============ ============ ============

SHORT-TERM BORROWINGS

Short-term borrowings consist of securities sold under agreements to repurchase that are secured transactions with customers and generally mature the business day following the date sold. These transactions are provided to several of the Bank's demand deposit customers and are considered a core-funding source of the Bank. Table 12 provides information on the balances and interest rates on short-term borrowings for the years ended December 31, 2004, 2003 and 2002 (dollars in thousands):

TABLE 12: SHORT-TERM BORROWINGS

  At December 31,                                           2004        2003         2002
                                                         ----------- ------------ -----------
  Securities sold under agreement to repurchase             $53,207      $30,887     $32,081
  Weighted interest rate at year end                          1.72%        0.36%       0.37%

  Averages for the year ended December 31,
  Outstanding                                               $39,962      $32,963     $33,791
  Interest rate                                               0.81%        0.37%       0.73%

  Maximum month-end outstanding                             $53,207      $36,657     $40,251
                                                         =========== ============ ===========

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

The Company measures total liquidity through cash and cash equivalents, securities available-for-sale, mortgage loans held-for-sale, other loans and investment securities maturing within one year, less securities pledged as collateral for repurchase agreements, public deposits and other purposes, and less any outstanding federal funds purchased. These liquidity sources increased $49.3 million, or 18.2%, from $271.5 million at December 31, 2003, to $320.8 million at December 31, 2003, and increased $52.7 million, or 24.1%, from $218.8 million at December 31, 2002, to $271.5 million at December 31, 2003. The increase in 2004 was due to a $75.2 million increase in loans maturing within one-year as cash and cash equivalents declined by $36.3 million. Additional sources of liquidity available to the Bank include the capacity to borrow funds through established short-term lines of credit with various correspondent banks and the Federal Home Loan Bank of Atlanta. See Note 14 to the Consolidated Financial Statements for further information regarding these additional liquidity sources.

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

Both the Company's and the Bank's capital levels continue to meet regulatory requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios. Tier 1 capital consists of common and qualifying preferred stockholders' equity less goodwill. Total risk-based capital consists of Tier 1 capital, qualifying subordinated debt, and a portion of the allowance for loan losses. Risk-based capital ratios are calculated with reference to risk-weighted assets. The leverage ratio compares Tier 1 capital to total average assets. The Bank's Tier 1 risk-based capital ratio was 9.01% at December 31, 2004, compared to 7.51% at December 31, 2003, and its total risk-based capital ratio was 11.82% at December 31, 2004, compared to 11.03% at December 31, 2003. These ratios are in excess of the mandated minimum requirement of 4.00% and 8.00%, respectively. The Bank's leverage ratio was 8.09% at December 31, 2004, compared to 6.33% at December 31, 2003. The Company's Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage ratio was 10.89%, 11.92% and 9.76%, respectively, at December 31, 2004, compared to 10.10%, 11.13%, and 8.49% at December 31, 2003. The increases in both the Company and Bank's capital ratios in 2004 was due to the issuance of additional common shares in a follow-on public offering in May 2004, earnings of $14.2 million and $708 thousand in proceeds and tax benefits from the exercise of stock options and warrants by company directors, officers and employees. Both the Company's and Bank's capital positions include $18 million in proceeds from the Company's issuance of trust preferred capital notes in the fourth quarter of 2002.

The ability of the Company to continue to grow is dependent on its earnings and the ability to obtain additional funds for contribution to the Bank's capital, through borrowing, the sale of additional common stock, or through the issuance of additional trust preferred securities. In the event that the Company is unable to obtain additional capital for the Bank on a timely basis, the growth of the Company and the Bank may be curtailed, and the Company and the Bank may be required to reduce their level of assets in order to maintain compliance with regulatory capital requirements. Under those circumstances net income and the rate of growth of net income may be adversely affected. The Company believes that its current capital and access to sources of additional capital is sufficient to meet anticipated growth, although there can be no assurance.

The Federal Reserve has revised the capital treatment of trust preferred securities in light of recent accounting pronouncements and interpretations regarding variable interest entities, which have been read to encompass the subsidiary trusts established to issue trust preferred securities, and to which the Company issued subordinated debentures. As a result, the capital treatment of trust preferred securities has been revised to provide that in the future, such securities can be counted as Tier 1 capital at the holding company level, together with certain other restricted core capital elements, up to 25% of total capital (net of goodwill), and any excess as Tier 2 capital up to 50% of Tier 1 capital. At December 31, trust preferred securities represented 16.4% of the Company's tier one capital and 15.0% of its total capital. Future trust preferred issuances to increase holding company capital levels may not be available to the same extent as currently. The Company may be required to raise additional equity capital, through the sale of common stock or otherwise, sooner than it would otherwise do so.

CONTRACTUAL OBLIGATIONS

The Company has entered into certain contractual obligations including long term debt, operating leases and obligations under service contracts. The following table summarizes the Company's contractual cash obligations as of December 31, 2004.

TABLE 13: CONTRACTUAL OBLIGATIONS

                                                                           Payments Due-By Period
                                                                                   One To
                                                                      Less Than    Three       Four To     After
(Dollars in thousands)                                    Total        One Year      Years     Five Years  Five Years
------------------------------------------------------ ------------- ------------- ----------- ----------- -----------
  Securities sold under agreements to repurchase           $ 53,207      $ 53,207       $  --       $  --      $   --
  Trust preferred capital notes                              18,000            --          --          --      18,000
  Operating leases                                           10,051         1,463       2,369       2,003       4,216
  Data processing services                                      839           839          --          --          --
------------------------------------------------------ ------------- ------------- ----------- ----------- -----------
    Total contractual cash obligations                     $ 82,097      $ 55,509      $2,369      $2,003     $22,216
------------------------------------------------------ ------------- ------------- ----------- ----------- -----------

The obligation for data processing services represents estimates of early termination charges. The table does not reflect deposit liabilities entered into in the ordinary course of the Company's banking business. At December 31, 2004, the Company had approximately $480.4 million of demand and savings deposits, exclusive of interest, which have no stated maturity or payment date. The Company also had approximately $490.5 million of time deposits, exclusive of interest, the maturity distribution of which is set forth in Note 6 to the Consolidated Financial Statements. For additional information about the Company's deposit obligations, see "Net Interest Income" and "Deposits" above. The trust preferred capital notes exclude $570 thousand of capital notes that relate to the common securities of the issuing trusts, all of which are owned by the Company. See Note 15 to the Consolidated Financial Statements for additional information regarding the trust preferred securities and related capital notes.

OFF-BALANCE SHEET ARRANGEMENTS

The Company enters into certain off-balance sheet arrangements in the normal course of business to meet the financing needs of its customers. These off-balance sheet arrangements include commitments to extend credit, standby letters of credit and financial guarantees which would impact the Company's liquidity and capital resources to the extent customer's accept and or use these commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. See Note 16 to the Consolidated Financial Statements for further discussion of the nature, business purpose and elements of risk involved with these off-balance sheet arrangements. With the exception of these off-balance sheet arrangements, and the Company's obligations in connection with its trust preferred securities, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors. For further information, see Notes 15 and 16 to the Consolidated Financial Statements.

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

TABLE 14: MARKET PRICE OF STOCK

                                       2004                   2003
                                -------------------- -----------------------
Quarter                           High       Low       High         Low
-------------------------       ---------- --------- ---------- ------------
First                              $25.60    $23.51     $14.10        $9.46
Second                              25.12     20.00      16.60        13.44
Third                               27.82     22.85      19.80        14.86
Fourth                              30.00     26.44      26.64        18.32

At December 31, 2004, the Company had 578 stockholders of record, and representing an aggregate of approximately 2,124 beneficial owners. Information regarding stock dividends and splits in 2004, 2003, and 2002 is as follows:

     1. A five-for-four stock split in the form of a 25% stock dividend was declared on June 3, 2004, for stockholders of record on June 15, 2004, and was paid on July 15, 2004.

     2. A two-for-one stock split in the form of a 100% stock dividend was declared on April 22, 2003, for stockholders of record on May 5, 2003, and was paid on May 30, 2003.

     3. A five-for-four stock split in the form of a 25% stock dividend was declared on February 28, 2002, for stockholders of record on March 15, 2002, and was paid on April 12, 2002.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. The following table sets forth information regarding outstanding options and other rights to purchase common stock granted under the Company's compensation plans as of December 31, 2004:

                      Equity Compensation Plan Information

                                                                                                  Number of securities remaining
                                                                                                        available for future
                                                                                                       issuance under equity
                                 Number of securities to be issued   Weighted average exercise          compensation plans
                                   upon exercise of outstanding     price of outstanding options,    (excluding securities
          Plan category            options, warrants and rights          warrants and rights          reflected in column (a)
---------------------------------------------------------------------------------------------------------------------------------
                                              (a)                         (b)                             (c)
Equity compensation plans
approved by security holders (1)           1,199,074                     $6.54                          472,246
Equity compensation plans not
approved by security holders                   0                           0                               0
                                           ---------                     -----                          -------
              Total                        1,199,074                     $6.54                          472,246

(1) Consists of the Company's 1989 and 1998 Stock Option Plans, the 2003 Employee Stock Option Plan and director warrants granted in 1998. For additional information, see Notes 12 and 13 to the Consolidated Financial Statements.

ISSUER REPURCHASES OF COMMON STOCK. No shares of the Company's common stock were repurchased by or on behalf of the Company during the fourth quarter of 2004.

ANNUAL MEETING OF STOCKHOLDERS

The annual meeting of stockholders of Virginia Commerce Bancorp, Inc. (the "Company") will be held at 4:00 pm on Wednesday, April 27, 2005 at "The Tower Club", 8000 Towers Crescent Drive, Suite 1700, Vienna, Virginia.

ANNUAL REPORT ON FORM 10-K

A COPY OF FORM 10-K AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IS AVAILABLE WITHOUT CHARGE TO STOCKHOLDERS UPON WRITTEN REQUEST TO:

LYNDA S. CORNELL
ASSISTANT TO THE CHIEF EXECUTIVE OFFICER
VIRGINIA COMMERCE BANCORP, INC.
5350 LEE HIGHWAY
ARLINGTON, VA 22207

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

[GRAPHIC]


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Virginia Commerce Bancorp, Inc.
Arlington, Virginia

We have audited the accompanying consolidated balance sheets of Virginia Commerce Bancorp, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. We also have audited management's assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting appearing under
Item 9A, that Virginia Commerce Bancorp, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Virginia Commerce Bancorp, Inc. and subsidiaries' management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management's assessment, and an opinion on the effectiveness of Virginia Commerce Bancorp, Inc. and subsidiaries' internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Virginia Commerce Bancorp, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management's assessment that Virginia Commerce Bancorp, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Virginia Commerce Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).



/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
February 23, 2005

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                              December 31,
                                                                    ---------------------------------
                                                                          2004             2003
                                                                    ----------------- ---------------
ASSETS
Cash and due from banks                                                     $ 16,783        $ 22,434
Interest-bearing deposits with other banks                                     1,009              --
Securities (fair value: 2004, $163,477; 2003, $149,894)                      163,232         149,245
Federal funds sold                                                                --          31,622
Loans held-for-sale                                                            9,662           3,513
Loans, net of allowance for loan losses of $10,402 in 2004 and
  $7,457 in 2003                                                             925,782         654,851
Bank premises and equipment, net                                               6,692           6,189
Accrued interest receivable                                                    4,105           3,372
Other assets                                                                  12,088          10,468
                                                                    ----------------- ---------------
   Total assets                                                          $ 1,139,353        $881,694
                                                                    ================= ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS
   Demand deposits                                                         $ 148,063        $119,785
   Savings and interest-bearing demand deposits                              332,385         340,122
   Time deposits                                                             490,520         313,604
                                                                    ----------------- ---------------
   Total deposits                                                          $ 970,968        $773,511
Securities sold under agreement to repurchase                                 53,207          30,887
Trust preferred capital notes                                                 18,570          18,570
Accrued interest payable                                                       1,555           1,024
Other liabilities                                                              3,729           2,610
Commitments and contingent liabilities                                            --              --
                                                                    ----------------- ---------------
   Total liabilities                                                     $ 1,048,029        $826,602
                                                                    ================= ===============

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par, 1,000,000 shares authorized and
  unissued                                                                  $     --         $    --
Common stock, $1.00 par, 20,000,000 shares authorized, issued and
  outstanding 2004, 11,046,422; 2003, 7,860,291                               11,046           7,860
Surplus                                                                       37,219          17,891
Retained earnings                                                             43,578          29,354
Accumulated other comprehensive income (loss), net                             (519)            (13)
                                                                    ----------------- ---------------
   Total stockholders' equity                                              $  91,324        $ 55,092
                                                                    ----------------- ---------------
   Total liabilities and stockholders' equity                            $ 1,139,353       $ 881,694
                                                                    ================= ===============

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                          Year Ended December 31,
                                                                ---------------------------------------------
                                                                     2004            2003           2002
                                                                --------------- --------------- -------------
INTEREST AND DIVIDEND INCOME:
    Interest and fees on loans                                         $51,814         $41,065       $35,491
    Interest and dividends on investment securities:
        Taxable                                                          5,479           4,154         2,905
        Tax-exempt                                                         250             277           162
        Dividends                                                          124              95            85
    Interest on deposits with other banks                                   10              --            --
    Interest on federal funds sold                                         321             377           355
                                                                --------------- --------------- -------------
   Total interest and dividend income                                  $57,998         $45,968       $38,998
                                                                --------------- --------------- -------------
INTEREST EXPENSE:
     Deposits                                                          $15,100         $12,914       $13,341
     Securities sold under agreement to repurchase and  federal
       funds purchased                                                     325             123           245
     Other borrowed funds                                                   15              21           497
     Trust preferred capital notes                                         891             835            45
                                                                --------------- --------------- -------------
     Total interest expense                                            $16,331         $13,893       $14,128
                                                                --------------- --------------- -------------
NET INTEREST INCOME                                                    $41,667         $32,075       $24,870
   Provision for loan losses                                             2,989           1,575         1,678
                                                                --------------- --------------- -------------
    Net interest income after provision for loan losses                $38,678         $30,500       $23,192
                                                                --------------- --------------- -------------
NON-INTEREST INCOME:
     Service charges and other fees                                    $ 1,749         $ 1,609       $ 1,616
     Non-deposit investment services commissions                           427             202            14
     Fees and net gains on loans held-for-sale                           3,229           5,670         3,920
     Gain (loss) on sale of securities                                      --              --           (1)
     Other                                                                 354             265            44
                                                                --------------- --------------- -------------
     Total non-interest income                                         $ 5,759         $ 7,746       $ 5,593
                                                                --------------- --------------- -------------
NON-INTEREST EXPENSE:
     Salaries and employee benefits                                    $13,478         $12,562       $10,159
     Occupancy expense                                                   3,240           3,190         2,915
     Data processing                                                     1,314           1,239         1,079
     Other operating expense                                             4,775           3,829         3,064
                                                                --------------- --------------- -------------
     Total non-interest expense                                        $22,807         $20,820       $17,217
                                                                --------------- --------------- -------------
     Income before taxes on income                                     $21,630         $17,426       $11,568
   Provision for income taxes                                            7,401           5,880         3,892
                                                                --------------- --------------- -------------
NET INCOME                                                             $14,229         $11,546       $ 7,676
                                                                =============== =============== =============
   Earnings per common share, basic                                    $  1.35         $  1.18       $  0.86
   Earnings per common share, diluted                                  $  1.24         $  1.08       $  0.77
                                                                =============== =============== =============

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)


                                                                                    Accumulated
                                                                                       Other                             Total
                                      Preferred   Common                Retained    Comprehensive    Comprehensive   Stockholders'
                                        Stock      Stock      Surplus   Earnings    Income (Loss)       Income          Equity
                                      ---------- ----------- --------- ----------- --------------- ---------------- --------------
BALANCE, DECEMBER 31, 2001                 $ --     $ 2,721   $13,190     $10,138            $171                         $26,220
                                      ---------- ----------- --------- ----------- --------------- ---------------- --------------
Comprehensive Income:
Net Income 2002                                                             7,676                           $7,676          7,676
Other comprehensive income, net of
tax, unrealized holding gains arising
during the period (net of tax of
  $263)                                                                                       510              510            510
                                      ---------- ----------- --------- ----------- --------------- ---------------- --------------
Total comprehensive income                                                                                  $8,186
                                      ---------- ----------- --------- ----------- --------------- ---------------- --------------
Five-for-four  stock split in form
  of a 25% stock dividend                    --         680     (680)          --              --                              --
Cash paid in lieu of fractional shares       --          --       --           (6)             --                              (6)
Rights offering, net                         --         291     6,666          --              --                           6,957
Stock options/warrants exercised             --          47       446          --              --                             493
                                      ========== =========== ========== -========= =============== ================ ==============
BALANCE, DECEMBER 31, 2002                 $ --     $ 3,739   $19,622     $17,808            $681                         $41,850
                                      ========== =========== ========== -========= =============== ================ ==============
Comprehensive Income:
Net Income 2003                                                            11,546                          $11,546         11,546
Other comprehensive income, net of
  tax, unrealized holding losses
  arising during the period (net of
  tax of $357)                                                                              (694)            (694)          (694)
                                      ---------- ----------- --------- ----------- --------------- ---------------- --------------
Total comprehensive income                                                                                 $10,852
                                      ---------- ----------- --------- ----------- --------------- ---------------- --------------
Two-for-one stock split in form of
  a 100% stock dividend                      --       3,893   (3,893)          --              --                              --
Stock options/warrants exercised             --         228    2,162           --              --                           2,390
                                      ========== =========== ========== -========= =============== ================ ==============
BALANCE, DECEMBER 31, 2003                 $ --     $ 7,860  $17,891      $29,354           $(13)                         $55,092
                                      ========== =========== ========== -========= =============== ================ ==============
Comprehensive Income:
Net Income 2004                                                            14,229                          $14,229         14,229
Other comprehensive income, net of
  tax, unrealized holding losses
  arising during the period (net of
  tax of $274)                                                                              (506)            (506)          (506)
                                      ---------- ----------- --------- ----------- --------------- ---------------- --------------
Total comprehensive income                                                                                 $13,723
                                      ---------- ----------- --------- ----------- --------------- ---------------- --------------
Five-for-four stock split in form of
  a 25% stock dividend                       --       2,206   (2,206)          --              --                              --
Cash paid in lieu of fractional shares       --          --        --         (5)              --                             (5)
Follow-on offering, net                      --         891    20,915          --              --                          21,806
Stock options/warrants exercised             --          89       619          --              --                             708
                                      ========== =========== ========== -========= =============== ================ ==============
BALANCE, DECEMBER 31, 2004                 $ --     $11,046   $37,219     $43,578          $(519)                         $91,324
                                      ========== =========== ========== -========= =============== ================ ==============

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                                         Year Ended December 31,
                                                               --------------------------------------------
                                                                    2004           2003           2002
                                                               --------------- -------------- -------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Interest received                                               $  57,076       $  45,021       $  38,709
 Other income received                                               5,759           7,746           5,594
 Net change in loans held-for-sale                                  (6,149)         15,435          (3,106)
 Interest paid                                                     (15,800)        (14,140)        (14,159)
 Cash paid to suppliers and employees                              (21,540)        (25,243)        (16,293)
 Income tax benefit of stock options/warrants exercised               (279)         (1,402)           (323)
 Income taxes paid                                                  (7,530)         (5,406)         (3,538)
                                                                 ---------       ---------       ---------
    Net cash provided by operating activities                    $  11,537       $  22,011       $   6,884
                                                                 ---------       ---------       ---------

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities and principal payments on
    securities held-to-maturity                                  $   6,569       $  10,188       $   3,358
 Proceeds from maturities and principal payments on
    securities available-for-sale                                   53,075          70,456          44,531
 Proceeds from sales of securities available-for-sale                 --              --             1,350
 Purchases of securities held-to-maturity                           (2,586)        (41,143)         (7,975)
 Purchases of securities available-for-sale                        (71,636)       (118,501)        (58,699)
 Net increase in loans made to customers                          (273,920)       (139,526)       (123,470)
 Purchase of bank premises and equipment                            (1,589)           (718)         (1,303)
                                                                 ---------       ---------       ---------
     Net cash used in investing activities                       $(290,087)      $(219,244)      $(142,208)
                                                                 ---------       ---------       ---------

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in demand, NOW, money market and
    savings accounts                                             $  20,541       $ 170,521       $  90,127
 Net increase in time deposits                                     176,916          35,994          69,947
 Net increase (decrease) in securities sold under
    agreement to repurchase and federal funds purchased             22,320          (1,194)        (10,371)
 Net increase (decrease) in other borrowed funds                      --              (400)        (11,000)
 Proceeds from issuance of trust preferred capital notes              --              --            18,000
 Proceeds from exercise of stock options and warrants                  708           2,390             493
 Proceeds from issuance of capital stock                            21,806            --             6,957
 Cash paid in lieu of fractional shares                                 (5)           --                (6)
                                                                 ---------       ---------       ---------
     Net cash provided by financing activities                   $ 242,286       $ 207,311       $ 164,147
                                                                 ---------       ---------       ---------
    Increase (decrease) in cash and cash equivalents             $ (36,264)      $  10,078       $  28,823
                                                                 ---------       ---------       ---------
 CASH AND CASH EQUIVALENTS:
 Beginning                                                          54,056          43,978          15,155
 Ending                                                          $  17,792       $  54,056       $  43,978
                                                                 =========       =========       =========

See Notes to Consolidated Financial Statements.

                                                                                        Year Ended December 31,
                                                                              ---------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY                               2004            2003           2002
   OPERATING ACTIVITIES:
                                                                              ---------------- -------------- -------------
Net income                                                                    $  14,229          $  11,546        $   7,676
                                                                              ---------          ---------        ---------
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                  1,087              1,046            1,024
   Provision for loan losses                                                      2,989              1,575            1,678
   Deferred tax benefit                                                          (1,051)              (600)            (609)
   Amortization of security premiums and accretion of
     discounts, net                                                                (189)               (64)             (11)
   Origination of loans held-for-sale                                          (175,873)          (287,773)        (207,817)
   Sale of loans                                                                169,724            303,208          204,711
   (Gain) loss on sale of securities available-for-sale                            --                 --                  1
   Increase in other assets                                                        (296)            (6,116)            (534)
   Increase in other liabilities                                                  1,119                321            1,073
   Increase in accrued interest receivable                                         (733)              (883)            (278)
   Increase (decrease) in accrued interest payable                                  531               (249)             (30)
                                                                              ---------          ---------        ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                     $  11,537          $  22,011        $   6,884
                                                                              =========          =========        =========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  ACTIVITIES:
Unrealized gain (loss) on securities                                          $    (780)         $  (1,051)       $     773

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the Bank, VCBI Capital Trust I, VCBI Capital Trust II and Northeast Land and Investment Company. In consolidation, all significant intercompany accounts and transactions have been eliminated. FASB Interpretation No. 46 (R) requires that the Company no longer consolidate VCBI Capital Trust I and II. The subordinated debt of the trusts is reflected as a liability of the Company, and the common securities of the trusts as an other asset.

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

The determination of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that, as of December 31, 2004, the allowance for loan losses is adequate based on information currently available. A worsening or protracted economic decline or substantial increase in interest rates, would increase the likelihood of losses due to credit and market risks and could create the need for substantial increases to the allowance for loan losses. The Company is subject to the regulations of various regulatory agencies, which can change significantly from year to year. In addition, the Company undergoes periodic examinations by regulatory agencies, which may subject it to further changes based on the regulators' judgments about information available to them at the time of their examination.

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

Purchased premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the entity and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

LOANS HELD-FOR-SALE

Loans held-for-sale are carried at the lower of cost or market, determined in the aggregate. Market value considers commitment agreements with investors and prevailing market prices. All loans originated by the Company's mortgage banking division are pre-sold and held-for-sale to outside investors, servicing released. Gains and losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold.

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

These factors are combined to estimate the probability and severity of inherent losses. When impairment is identified, then a specific reserve is established based on the Company's calculation of the loss embedded in the individual loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment. The formula allowance is used for estimating the loss on internally risk rated loans exclusive of those identified as impaired. The loans meeting the criteria for special mention, substandard, doubtful and loss, as well as impaired loans, are segregated from performing loans within the portfolio. Internally classified loans are then grouped by loan type (commercial, commercial real estate, commercial construction, residential real estate, residential construction or installment). Each loan type is assigned an allowance factor based on management's estimate of the associated risk, complexity and size of the individual loans within the particular loan category. Classified loans are assigned a higher allowance factor than non-rated loans due to management's concerns regarding their collectibility or management's knowledge of particular elements surrounding the borrower. Allowance factors grow with the worsening of the internal risk rating. The unallocated formula is used to estimate the loss of non-classified loans and loans identified for impairment testing for which no impairment was identified. These un-criticized loans are also segregated by loan type and allowance factors are assigned by management based on delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of management, national and local economic trends, concentrations of credit, quality of the loan review system and the effect of external factors (i.e. competition and regulatory requirements). The factors assigned differ by loan type. The unallocated allowance captures losses whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowance. Allowance factors and the overall size of the allowance may change from period to period based on management's assessment of the factors described above and the relative weights given to each factor. See Note 4 for information regarding the allowance for loan losses.

BANK PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization. Land is carried at cost. Furniture, fixtures, equipment and computer software are depreciated over their estimated useful lives, generally from three to seven years; leasehold improvements are amortized over the lives of the respective leases or the estimated useful life of the leasehold improvement, generally from five to ten years. Depreciation and amortization are recorded on the straight-line and declining-balance methods.

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

ADVERTISING COST

The Company follows the policy of charging the production costs of advertising to expense as incurred. Total advertising expense was $283 thousand, $291 thousand and $245 thousand in 2004, 2003 and 2002, respectively.

USE OF ESTIMATES

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of deferred tax assets.

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

STOCK COMPENSATION PLAN

At December 31, 2004, the Company has a stock-based compensation plan, which is described more fully in Note 11. The Company accounts for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share for the Company had the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, been adopted.

-------------------------------------------------------- --------------------- ------------------- ---------------------
(Dollars in thousands except per share amounts)                          2004                2003                  2002
-------------------------------------------------------- --------------------- ------------------- ---------------------
NET INCOME, AS REPORTED                                               $14,229             $11,546                $7,676
Deduct: total stock-based employee compensation
 expense determined based on fair value
 method of awards, net of tax                                            (593)               (368)                 (419)
                                                                         ----                ----                  ----
PRO FORMA NET INCOME                                                  $13,636             $11,178                $7,257

BASIC EARNINGS PER SHARE:
As reported                                                             $1.35               $1.18                 $0.86
Pro Forma                                                               $1.29               $1.15                 $0.82

DILUTED EARNING PER SHARE:
As reported                                                             $1.24               $1.08                 $0.77
Pro Forma                                                               $1.19               $1.05                 $0.73
-------------------------------------------------------- --------------------- ------------------- ---------------------

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2004, 2003, and 2002, respectively: price volatility of 29.61%, 28.63% and 21.48%, risk-free interest rates of 4.37%, 4.02% and
5.43%, dividend rate of .03%, .02% and .02% and expected lives of 10 years. See
Note 12 to the Consolidated Financial Statements for further information regarding the Company's stock-based compensation plan.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This Interpretation provides guidance with respect to the identification of variable interest entities when the assets, liabilities, non-controlling interests, and results of operations of a variable interest entity need to be included in a Company's consolidated financial statements. An entity is deemed a variable interest entity, subject to the interpretation, if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or in cases in which the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity's activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. Due to significant implementation issues, the FASB modified the wording of FIN 46 and issued FIN 46R in December of 2003. FIN46R deferred the effective date for the provisions of FIN 46 to entities other than Special Purpose Entities ("SPEs") until financial statements issued for periods ending after March 15, 2004. SPEs were subject to the provisions of either FIN 46 or FIN 46R as of December 15, 2003. Management has evaluated the Company's investments in variable interest entities and potential variable interest entities or transactions, particularly in trust preferred securities structures because these transactions constitute the Company's primary FIN 46 and FIN 46R exposure. The adoption of FIN 46 and FIN 46R did not have a material effect on the Company's consolidated financial position or consolidated results of operations.

In December 2003, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The scope of the SOP applies to unhealthy "problem" loans that have been acquired, either individually in a portfolio, or in a business acquisition. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP does not apply to loans originated by the Company. The Company intends to adopt the provisions of SOP 03-3 effective January 1, 2005, and does not expect the initial implementation to have a significant effect on the Company's consolidated financial position or consolidated results of operations.

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

Emerging Issues Task Force Issue No. ("EITF") 03-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" was issued and is effective March 31, 2004. The EITF 03-1 provides guidance for determining the meaning of "other-than-temporarily impaired" and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115") and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired. On September 30, 2004, the Financial Accounting Standards Board decided to delay the effective date for the measurement and recognition guidance contained in Issue 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in Issue 03-1 was not delayed.

EITF No. 03-16, "Accounting for Investments in Limited Liability Companies" was ratified by the FASB and is effective for reporting periods beginning after June 15, 2004. APB Opinion No. 18, "The Equity Method of Accounting Investments in Common Stock," prescribes the accounting for investments in common stock of corporations that are not consolidated. AICPA Accounting Interpretation 2, "Investments in Partnerships Ventures," of Opinion 18, indicates that "many of the provisions of the Opinion would be appropriate in accounting" for partnerships. In EITF Abstracts, Topic No. D-46, "Accounting for Limited Partnership Investments," the SEC staff clarified its view that investments of more than 3 to 5 percent are considered to be more than minor and, therefore, should be accounted for using the equity method. Limited liability companies
(LLCs) have characteristics of both corporations and partnerships, but are dissimilar from both in certain respects. Due to those similarities and differences, diversity in practice exists with respect to accounting for non-controlling investments in LLCs. The consensus reached was that an LLC should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a non-controlling investment should be accounted for using the cost method or the equity method of accounting.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment." This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). The entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This Statement is effective for public entities that do not file as small business issuers--as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. For public companies that file as small business issuers, as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Under the transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures. For periods before the required effective date, entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123.

STOCKHOLDERS' EQUITY

A five-for-four stock split in the form of a 25% stock dividend was declared on June 3, 2004. This transaction was recorded by increasing common stock by $2.2 million and decreasing surplus by $2.2 million.

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

NOTE 2.  SECURITIES

Amortized cost and fair value of the securities available-for-sale and held-to-maturity as of December 31, 2004 and 2003, are as follows (dollars in thousands):

-------------------------------------------------- -------------- ----------------- -------------- -------------------
   DECEMBER 31, 2004                                                   GROSS              GROSS
                                                      AMORTIZED      UNREALIZED        UNREALIZED
                                                       COST            GAINS             (LOSSES)       FAIR VALUE
-------------------------------------------------- -------------- ----------------- -------------- -------------------
AVAILABLE-FOR-SALE:
U.S. Government Agency obligations                   $ 100,955        $     207        $  (1,069)       $ 100,093
U.S. Treasuries                                          9,962             --                (32)           9,930
Domestic corporate debt obligations                      6,000               20             --              6,020

Obligations of states and political subdivisions         1,263               75             --              1,338
Restricted stock:

  Federal Reserve Bank                                   1,442             --               --              1,442

  Federal Home Loan Bank                                 1,761             --               --              1,761

  Community Bankers' Bank                                   55             --               --                 55
                                                     ---------        ---------        ---------        ---------
                                                     $ 121,438        $     302        $  (1,101)       $ 120,639

HELD-TO-MATURITY:
U.S. Government Agency obligations                   $  33,667        $     226        $     (23)       $  33,870

Obligations of state and political subdivisions          8,433              141             (124)           8,450

Domestic corporate debt obligations                        493               25             --                518
--------------------------------------------------   ---------        ---------        ---------        ---------
                                                     $  42,593        $     392        $    (147)       $  42,838
--------------------------------------------------   ---------        ---------        ---------        ---------

-------------------------------------------------- -------------- ------------------ -------------- ------------------
   DECEMBER 31, 2003                                                    GROSS           GROSS
                                                     AMORTIZED        UNREALIZED      UNREALIZED
                                                       COST             GAINS          (LOSSES)       FAIR VALUE
-------------------------------------------------- -------------- ------------------ -------------- ------------------
AVAILABLE-FOR-SALE:
U.S. Government Agency obligations                    $  93,363        $     466       $    (555)      $  93,274
Domestic corporate debt obligations                       6,000             --                (5)          5,995

Obligations of states and political subdivisions          1,220               75            --             1,295
Restricted stock:

  Federal Reserve Bank                                      758             --              --               758

  Federal Home Loan Bank                                  1,355             --              --             1,355

  Community Bankers' Bank                                    55             --              --                55
                                                      ---------        ---------       ---------       ---------
                                                      $ 102,751        $     541       $    (560)      $ 102,732

HELD-TO-MATURITY:

U.S. Government Agency obligations                    $  38,490        $     476             $--       $  38,996

Obligations of state and political subdivisions           7,535              155             (38)          7,652

Domestic corporate debt obligations                         488               56            --               544
--------------------------------------------------    ---------        ---------       ---------       ---------
                                                      $  46,513        $     687       $     (38)      $  47,162
--------------------------------------------------    ---------        ---------       ---------       ---------

The amortized cost and fair value of the securities, including restricted stock, as of December 31, 2004 by contractual maturity, are shown below (dollars in thousands):

-------------------------------------------------- -------------------------------- -----------------------------------
DECEMBER 31, 2004                                                   AMORTIZED COST                          FAIR VALUE
-------------------------------------------------- -------------------------------- -----------------------------------
AVAILABLE-FOR-SALE:
Due within one year                                                       $ 15,021                            $ 14,944
Due after one year through five years                                       72,111                              71,184
Due after five years through ten years                                      15,007                              15,005
Due after ten years                                                         19,299                              19,506
-------------------------------------------------- -------------------------------- -----------------------------------
                                                                         $ 121,438                           $ 120,639
-------------------------------------------------- -------------------------------- -----------------------------------
HELD-TO-MATURITY:
Due after one year through five years                                      $ 3,480                             $ 3,562
Due after five years through ten years                                      33,496                              33,652
Due after ten years                                                          5,617                               5,624
-------------------------------------------------- -------------------------------- -----------------------------------
                                                                           $42,593                             $ 42,838
-------------------------------------------------- -------------------------------- -----------------------------------

The amortized cost of securities pledged as collateral for repurchase agreements, certain public deposits, and other purposes were $66.4 million and $56.5 million at December 31, 2004 and 2003, respectively.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the entity and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Provided below is a summary of securities which were in an unrealized loss position at December 31, 2004, and 2003. Of the total securities in an unrealized loss position for less than twelve months at December 31, 2004, 96.5%, or thirty six positions, were U.S. Government Agency and Treasury securities with maturities ranging from six months to fourteen years. As the Company has the ability and intent to hold these securities until maturity, or until such time as the value recovers, no declines are deemed to be other-than-temporary.

--------------------------------------- ------------------------- ------------------------- -------------------------
At December 31, 2004                       LESS THAN 12 MONTHS       12 MONTHS OR LONGER             TOTAL
--------------------------------------- ------------ ------------ ----------- ------------- ------------ ------------
                                               Fair   Unrealized        Fair    Unrealized         Fair   Unrealized
(Dollars in thousands)                        Value       Losses       Value        Losses        Value       Losses
--------------------------------------- ------------ ------------ ----------- ------------- ------------ ------------
AVAILABLE-FOR-SALE:
U.S. Government Agency obligations          $81,350     $(1,069)          --            --      $81,350     $(1,069)
U.S. Treasuries                               9,930         (32)          --            --        9,930         (32)
--------------------------------------- ------------ ------------ ----------- ------------- ------------ ------------
                                            $91,280     $(1,101)          --            --      $91,280     $(1,101)
--------------------------------------- ------------ ------------ ----------- ------------- ------------ ------------
HELD-TO-MATURITY:
U.S. Government Agency obligations           $4,977       $ (23)          --            --       $4,977       $ (23)
Obligations of states/political
subdivisions                                  3,457        (124)          --            --        3,457        (124)
--------------------------------------- ------------ ------------ ----------- ------------- ------------ ------------
                                             $8,434      $ (147)          --            --       $8,434       $(147)
--------------------------------------- ------------ ------------ ----------- ------------- ------------ ------------

--------------------------------------- ------------------------- ------------------------- -------------------------
At December 31, 2003                       LESS THAN 12 MONTHS       12 MONTHS OR LONGER             TOTAL
--------------------------------------- ------------------------- ------------------------- -------------------------
                                              Fair    Unrealized        Fair    Unrealized         Fair   Unrealized
(Dollars in thousands)                       Value        Losses       Value        Losses        Value       Losses
--------------------------------------- ----------- ------------- ----------- ------------- ------------ ------------
AVAILABLE-FOR-SALE:
U.S. Government Agency obligations         $46,444        $(555)          --            --      $46,444       $(555)
Domestic corporate debt obligations          1,995           (5)          --            --        1,995          (5)
--------------------------------------- ----------- ------------- ----------- ------------- ------------ ------------
                                           $48,439        $(560)          --            --      $48,439       $(560)
--------------------------------------- ----------- ------------- ----------- ------------- ------------ ------------
HELD-TO-MATURITY:
--------------------------------------- ----------- ------------- ----------- ------------- ------------ ------------
Obligations of states/political
subdivisions                                 $ 953         $(38)          --            --        $ 953        $(38)
--------------------------------------- ----------- ------------- ----------- ------------- ------------ ------------

NOTE 3. LOANS

Major classifications of loans, excluding loans held-for-sale, are summarized as follows (dollars in thousands):

-------------------------------------------------------------------- ------------------------ ------------------------
                                                                                        2004                     2003
-------------------------------------------------------------------- ------------------------ ------------------------
Commercial                                                                           $88,725                  $61,178
Real estate - 1-4 family residential                                                 125,089                   88,789
Real estate - multifamily residential                                                 43,798                   29,954
Real estate - nonfarm, nonresidential                                                436,533                  325,668
Real estate - construction                                                           240,469                  153,400
Consumer                                                                               5,879                    6,061
-------------------------------------------------------------------- ------------------------ ------------------------
TOTAL LOANS                                                                        $ 940,493                $ 665,050
-------------------------------------------------------------------- ------------------------ ------------------------
Less unearned income                                                                   4,309                    2,742
Less allowance for loan losses                                                        10,402                    7,457
-------------------------------------------------------------------- ------------------------ ------------------------
LOANS, NET                                                                         $ 925,782                $ 654,851
-------------------------------------------------------------------- ------------------------ ------------------------

As of December 31, 2004 and 2003, there were $246 thousand and $275 thousand, respectively, in checking account overdrafts that were reclassified on the balance sheet as loans.

NOTE 4.  ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses for the years ended December 31, 2004, 2003 and 2002 is shown below (dollars in thousands):

------------------------------------------------- ------------------------- ---------------------- -------------------
                                                                      2004                   2003                2002
------------------------------------------------- ------------------------- ---------------------- -------------------
Allowance, at beginning of period                                  $ 7,457                $ 5,924             $ 4,356
Provision charged against income                                     2,989                  1,575               1,678
Recoveries added to reserve                                             18                     14                  45
Losses charged to reserve                                             (62)                   (56)               (155)
------------------------------------------------- ------------------------- ---------------------- -------------------
ALLOWANCE, AT END OF PERIOD                                        $10,402                $ 7,457             $ 5,924
------------------------------------------------- ------------------------- ---------------------- -------------------

Information about impaired loans as of and for the years ended December 31, 2004, 2003 and 2002, is as follows (dollars in thousands):

---------------------------------------------------------------------------- -------------- ------------ -------------
                                                                                      2004         2003          2002
---------------------------------------------------------------------------- -------------- ------------ -------------
Impaired loans for which an allowance has been provided                            $ 1,177        $ 416         $ 444
Impaired loans for which no allowance has been provided                                 15           --            --
---------------------------------------------------------------------------- -------------- ------------ -------------
    TOTAL IMPAIRED LOANS                                                           $ 1,192        $ 416         $ 444
---------------------------------------------------------------------------- -------------- ------------ -------------
Allowance provided for impaired loans, included in the allowance for loan              400           61            59
losses
Average balance in impaired loans                                                  $ 1,782        $ 216         $ 281
---------------------------------------------------------------------------- -------------- ------------ -------------
Interest income recognized                                                              --           --            --
---------------------------------------------------------------------------- -------------- ------------ -------------

Non-accrual loans excluded from impaired loan disclosure under FASB 114 amounted to $18 thousand, $46 thousand, and $1.9 million at December 31, 2004, 2003 and 2002, respectively. If interest on these loans had been accrued as interest income, such income would have approximated $1 thousand, $5 thousand and $33 thousand for the years ended December 31, 2004, 2003 and 2002, respectively. Loan past due 90 days or more, and still accruing interest totaled $84 thousand at December 31, 2003. There were no loans past due 90 days or more, and still accruing interest at December 31, 2004, and December 31, 2002.

NOTE 5. BANK PREMISES AND EQUIPMENT, NET

Premises and equipment are stated at cost less accumulated depreciation at December 31, 2004 and 2003, as follows (dollars in thousands):

------------------------------------------------------------------ --------------------------- -----------------------
                                                                                         2004                    2003
------------------------------------------------------------------ --------------------------- -----------------------
Land                                                                                   $1,839                  $1,839
Buildings                                                                               2,259                   2,193
Furniture, fixtures and equipment                                                       7,057                   6,081
Leasehold improvements                                                                  2,324                   2,050
Construction in progress                                                                  301                      29
------------------------------------------------------------------ --------------------------- -----------------------
Total Cost                                                                            $13,780                 $12,192
Less accumulated depreciation and amortization                                          7,088                   6,003
------------------------------------------------------------------ --------------------------- -----------------------
Net premises and equipment                                                             $6,692                  $6,189
------------------------------------------------------------------ --------------------------- -----------------------

Depreciation and amortization expense on premises and equipment amounted to $1.1 million, $1.1 million and $1.0 million in 2004, 2003 and 2002,respectively.

NOTE 6. TIME DEPOSITS

The aggregate amount of time deposits with a minimum denomination of $100 thousand each, was approximately $253.2 million and $140.7 million at December 31, 2004 and 2003, respectively. Scheduled maturities of all time deposits at December 31, 2004, are as follows (dollars in thousands):

------------------------------------------------------------- ---------------------------------------------------------
     2005                                                                             $312,587
     2006                                                                               77,499
     2007                                                                               27,048
     2008                                                                               43,792
     2009                                                                               29,006
     2010 and thereafter                                                                   588
------------------------------------------------------------- ---------------------------------------------------------
                                                                                      $490,520
------------------------------------------------------------- ---------------------------------------------------------

NOTE 7. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase, which are classified as secured borrowings, represent funds of numerous demand deposit customers, and mature one day from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received and are collateralized by securities in the Company's investment securities portfolio.

NOTE 8. INCOME TAXES

Net deferred tax assets consist of the following components at December 31, 2004 and 2003 (dollars in thousands):

--------------------------------------------------------------- --------------------------- ---------------------------
                                                                                      2004                        2003
--------------------------------------------------------------- --------------------------- ---------------------------
DEFERRED TAX ASSETS:
Allowance for loan losses                                                           $3,641                      $2,536
Non-accrual loans                                                                       27                          33
Organization costs                                                                      --                           2
Deferred loan fees                                                                      --                          83
Securities available-for-sale                                                          279                           6
Bank premises and equipment                                                            300                         229
--------------------------------------------------------------- --------------------------- ---------------------------
                                                                                    $4,247                      $2,889
--------------------------------------------------------------- --------------------------- ---------------------------
DEFERRED TAX LIABILITIES:
Federal Home Loan Bank stock                                                             2                           2
--------------------------------------------------------------- --------------------------- ---------------------------
NET DEFERRED TAX ASSETS                                                             $4,245                      $2,887
--------------------------------------------------------------- --------------------------- ---------------------------

The provision for income tax and its components for the years ending December 31, 2004, 2003, and 2002 are as follows (dollars in thousands):

------------------------------- -------------------------------------------- --------------------- --------------------
DECEMBER 31,                                                           2004                  2003                 2002
------------------------------- -------------------------------------------- --------------------- --------------------
Current tax expense                                                  $8,452               $ 6,480              $ 4,501
Deferred tax benefit                                                (1,051)                 (600)                (609)
------------------------------- -------------------------------------------- --------------------- --------------------
                                                                     $7,401               $ 5,880              $ 3,892
------------------------------- -------------------------------------------- --------------------- --------------------

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2004, 2003, and 2002, due to the following (dollars in thousands):

----------------------------------------------------- ---------------------- --------------------- --------------------
DECEMBER 31,                                                           2004                   2003                2002
----------------------------------------------------- ---------------------- --------------------- --------------------
Computed "expected" tax expense at 35% in 2004 and                  $ 7,571               $ 5,925              $ 3,917
34% in 2003 and 2002
Increase (decrease) in income taxes resulting from:
  Income at higher statutory rate (35%)                                  --                    74                   16
  Nondeductible expense                                                  16                    40                    8
  Nontaxable income                                                   (186)                 (159)                 (49)
----------------------------------------------------- ---------------------- --------------------- --------------------
                                                                    $ 7,401               $ 5,880              $ 3,892
----------------------------------------------------- ---------------------- --------------------- --------------------

NOTE 9. EARNINGS PER SHARE

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

-------------------------------- ---------------------------- ---------------------------- -----------------------------
                                            2004                         2003                          2002
-------------------------------- ------------- -------------- -------------- ------------- --------------- -------------
                                                 Per Share                    Per Share                     Per Share
                                    Shares        Amount         Shares         Amount         Shares         Amount
-------------------------------- ------------- -------------- -------------- ------------- --------------- -------------
BASIC EARNINGS PER SHARE           10,570,097          $1.35      9,733,444         $1.18       8,899,393         $0.86
Effect of dilutive securities:
  Stock options                       848,063                       864,471                       700,765
  Warrants                             45,975                        42,655                       392,142
-------------------------------- ------------- -------------- -------------- ------------- --------------- -------------
DILUTED EARNINGS PER SHARE         11,464,135          $1.24     10,640,570         $1.08       9,992,300         $0.77
-------------------------------- ------------- -------------- -------------- ------------- --------------- -------------

Stock options for 1,250 shares of common stock were not included in computing diluted earnings per share in 2003, because their effects were anti-dilutive.

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company leases office space for twelve of its branch locations, its operations, mortgage lending, and construction lending departments and has entered into leases for four additional branch locations in 2005. These non-cancellable agreements, which expire through April 2017, in some instances require payment of certain operating charges. Generally, all leases contain renewal options of one to two additional five-year terms. The total minimum lease commitment, adjusted for the effect of annual fixed increases or the Consumer Price Index, at December 31, 2004, is $10.1 million, due as follows (dollars in thousands):

------------------------------------------- ------------------------------- -----------------------------------------
Due in the year ending December 31,                                   2005               $1,463
                                                                      2006                1,177
                                                                      2007                1,192
                                                                      2008                1,111
                                                                      2009                  892
                                                                Thereafter                4,216
------------------------------------------- ------------------------------- -----------------------------------------

The total lease expense was $1.3 million, $1.2 million and $1.2 million in 2004, 2003, and 2002, respectively. In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities that are not presented in the accompanying financial statements. The Company does not anticipate any material losses as a result of the commitments and contingent liabilities.

NOTE 11: LOANS TO OFFICERS AND DIRECTORS

Officers, directors and/or their related business interests are loan customers in the ordinary course of business. In management's opinion, these loans are made on substantially the same terms as those prevailing at the time for comparable loans with other persons and do not involve more than normal risk of collectibility or present other unfavorable features. The aggregate amount outstanding on such loans at December 31, 2004 and 2003, was $20.6 million and $5.9 million, respectively. During 2004, new loans and advances amounted to $15.1 million and repayments of $442 thousand were made.

NOTE 12. STOCK OPTIONS OUTSTANDING

The current plan, adopted May 29, 1998, and amended in May 2001, is a qualified Incentive Stock Option Plan which provides for the granting of options to purchase up to 1,238,280 shares of common stock at a price to be determined by the Board of Directors at the date of grant, but in any event no less than 100% of the fair market value. Options outstanding prior to May 29, 1998, were granted under the Company's plan adopted in 1988 which was replaced by the current plan. As of December 31, 2004, 950,969 options had been granted under the current plan. Options are awarded to employees and the Board of Directors of the Company at the discretion of the Board of Directors. All options expire ten years from the grant date. Options granted under the current plan, through December 31, 2002, vest over three years, while options granted since December 31, 2002, vest over five years. In January 2005, 104,750 options were granted to forty-three officers and seven outside directors of the Company at an exercise price of $28.86 per share.

A summary of the status of the plan at December 31, 2004, 2003 and 2002, and changes during the years ended on those dates is as follows:


-------------------------------------- --------------------------- -------------------------- ------------------------
                                                  2004                      2003                      2002
-------------------------------------- --------------------------- -------------------------- ------------------------
                                                       Weighted                 Weighted                  Weighted
                                                        Average                 Average                   Average
                                          Number       Exercise      Number     Exercise      Number of   Exercise
                                         of Shares       Price      of Shares     Price         Shares      Price
-------------------------------------- -------------- ------------ ------------ ------------- ----------- ------------
Outstanding at beginning of year           1,094,279      $  4.26    1,037,191        $ 3.41     895,031     $ 2.85
Granted                                      139,182      $ 24.34      138,550        $10.33     142,660     $ 6.97
Exercised                                     82,888      $  3.56       80,378        $ 3.70          --         --

Forfeited                                      3,489      $ 16.04        1,084        $16.26         500     $ 7.22
Outstanding at end of year                 1,147,084      $  6.71    1,094,279        $ 4.26   1,037,191     $ 3.41
Exercisable at end of year                   855,601                   822,606                   744,860
Pro forma weighted-average fair
value per option of options granted
during the year                               $12.14                     $4.92                     $3.25
-------------------------------------- -------------- ------------ ------------ ------------- ----------- ------------

A further summary about the options outstanding and exercisable at December 31, 2004 is provided in the following table:

                                          OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
----------------------- --------------------- ---------------- ------------------ -------------------- ------------------
                         Number Outstanding        Remaining        Weighted        Number Exercisable       Weighted
  Range of Exercise        at December 31,        Contractual        Average           at December 31,       Average
        Prices                  2004                 Life         Exercise Price           2004           Exercise Price
----------------------- --------------------- ---------------- ------------------ -------------------- ------------------
$ 1.16 to $ 1.56                     205,696        1.2 years              $1.37              205,696             $ 1.37
$ 2.89 to $ 3.28                     174,214        3.6 years               3.02              174,214               3.02
$ 3.33 to $ 3.50                     358,847        5.4 years               3.39              358,847               3.39
$ 5.92 to $ 8.91                     263,519        7.5 years               8.27              115,469               7.51
$15.50 to $26.44                     144,808        9.1 years              24.08                1,375              18.86
----------------------- --------------------- ---------------- ------------------ -------------------- ------------------
$  1.16 TO $26.44                  1,147,084        5.3 YEARS              $6.71              855,601             $ 3.41

All options granted, available under the current Plan, and exercisable have been adjusted for all three years giving retroactive effect to the five-for-four stock splits in the form of 25% stock dividends in 2002 and 2004, and the two-for-one stock split in the form of a 100% stock dividend in 2003.

In September 2003, the Company adopted an Employee Stock Purchase Plan. Under the plan a total of 187,500 shares of common stock, as adjusted for the five-for-four stock split in July 2004, were reserved for issuance to eligible employees at a price equal to at least 85% of the fair market value of the shares of common stock on the date of grant. Grants each year expire at the end of that fiscal year if not exercised by the employee. On September 24, 2003, eligible employees were granted the right to purchase 19,026 shares at a price of $23.18 per share, which was equal to 100% of the fair market value of the shares at that time. Of the total grant, 8,433 shares were purchased, and the rights to purchase the remaining 10,593 shares expired on December 31, 2003. On January 10, 2004, rights to purchase 21,380, as adjusted, shares of common stock were granted at a price of $26.72 which was equal to 85% of the fair market value of the shares at that time. Of that total grant 6,058 were purchased and the remaining 15,322 expired on December 31, 2004. On January 18, 2005, rights to purchase 23,703 shares of common stock were granted at a price of $24.65 which was equal to 85% of the fair market value of the shares at that time. Those grants must be exercised by December 31, 2005 or they will expire.

NOTE 13. DIRECTOR COMPENSATION PLAN

In April 1996, the Company granted 185,286 warrants at an exercise price of $3.56 to six outside Directors. In January 1998, the Company granted 51,990 warrants at an exercise price of $2.89 to an additional outside Director. All warrants have been restated giving retroactive effect to the 10% stock restructurings in 1998 and 1999, the 10% stock dividend in 2000, and the five-for-four stock splits in the form of 25% stock dividends in 2001 and 2002, while the warrants granted in January 1998 were also restated giving retroactive effect to the two-for-one stock split in the form of a 100% stock dividend in 2003, and the five-for-four stock split in the form of a 100% stock dividend in July 2004. Of the total warrants granted in April 1996, 46,321 were exercised in 2002, and 138,965 were exercised in 2003. The 51,990 warrants granted in January 1998 were exercised in January 2005.

In addition to the warrants, the seven outside Directors have been awarded a total of 133,189, 49,998, 20,834, 34,000 and 21,875 options under the Company's
Incentive Option Plan in 2000, 2001, 2002, 2003 and 2004 respectively and as adjusted for the 10% stock dividend in 2000, the five-for-four stock splits in the form of 25% stock dividends in 2001, 2002 and 2004, and the two-for-one stock split in the form of a 100% stock dividend in 2003. In January 2005 each of the seven outside Directors were awarded an additional 2,000 options. All director options are included in the tables under Note 12.

NOTE 14. OTHER BORROWED MONEY AND LINES OF CREDIT

The Bank maintains a $170.8 million line of credit with the Federal Home Loan Bank of Atlanta. The interest rate and term of each advance from the line is dependent upon the advance and commitment type. Advances on the line are secured by all of the Bank's qualifying first liens, second liens and home equity lines-of-credit on one-to-four unit single-family dwellings. As of December 31, 2004, the book value of these qualifying loans totaled approximately $92.1 million and the amount of available credit using this collateral was $55.8 million. Advances on the line of credit, in excess of this amount, require pledging of additional assets including other types of loans and investment securities. As of December 31, 2004 and 2003, the Bank had no advances outstanding. The Bank has additional short-term lines of credit totaling $22 million with nonaffiliated banks at December 31, 2004, on which no amount was outstanding at that date.

NOTE 15. TRUST PREFERRED CAPITAL NOTES

On November 13, 2002, the Company completed a private placement issuance of $3.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust I) which issued $100,000 in common equity to the Company. The securities bear a floating rate of interest, adjusted semi-annually, of 340 basis points over six month Libor, currently 5.89%, with a maximum rate of 12.0% until November 15, 2007. The securities have a thirty year term and are callable at par beginning November 15, 2007. On December 19, 2002, the Company completed a separate private placement issuance of $15.0 million of trust preferred securities through another newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust II) which issued $470,000 in common equity to the Company. These securities bear a floating rate of interest, adjusted semi-annually, of 330 basis points over six month Libor, currently 6.07%, with a maximum rate of 11.9% until December 30, 2007. These securities also have a thirty year term and are callable at par beginning December 30, 2007. The principal asset of each trust is a similar amount of the Company's junior subordinated debt securities with like maturities and interest rates to the trust preferred securities. The obligations of the Company with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of each Trust's obligations with respect to the trust preferred securities to the extent set forth in the related guarantees. Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, resulting in a deferral of distribution payments on the related trust preferred securities.

The Trust Preferred Securities may be included in Tier 1 capital for regulatory capital adequacy purposes up to 25.0% of Tier 1 capital after its inclusion. The portion of the trust preferred securities not qualifying as Tier 1 capital may be included as part of total qualifying capital in Tier 2 capital.

NOTE 16. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

A summary of the contract or notional amount of the Company's exposure to off-balance-sheet risk as of December 31, 2004 and 2003, is as follows:

 -------------------------------------------------------- ----------------------------- --------------------------
 (Dollars in thousands)                                               2004                        2003
 -------------------------------------------------------- ----------------------------- --------------------------
 Financial instruments whose contract amounts represent
   credit risk:
 Commitments to extend credit                                       $ 34,853                    $ 26,944
 Standby letters of credit and financial guarantees                 $ 18,277                    $ 14,732
 written
 Unfunded lines of credit                                           $326,430                    $182,761
 -------------------------------------------------------- ----------------------------- --------------------------

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

The Company originates loans for sale to secondary market investors subject to contractually specified and limited recourse provisions. In 2004, the Company originated $175.9 million and sold $169.7 million to investors, compared to $287.8 million originated and $303.2 million sold in 2003. Most contracts with investors contain certain recourse language that may vary from 90 days up to one year. In general, the company may be required to repurchase a previously sold mortgage loan or indemnify the investor if there is major non-compliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. Repurchase may also be required if necessary governmental loan guarantees are canceled or never issued, or if an investor is forced to buy back a loan after it has been re-sold as part of a loan pool. In addition, the Company may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term. The potential default period is approximately twelve months after sale of the loan to the investor. Mortgages subject to recourse are collateralized by single-family residential properties, have loan-to-value ratios of 80% or less, or have private mortgage insurance or are insured or guaranteed by an agency of the United States government.

At December 31, 2004, the Bank had rate lock commitments to originate and sell mortgage loans amounting to $5.2 million and loans held-for-sale of $9.7 million. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligation.

NOTE 17. CONCENTRATIONS OF CREDIT RISK

The Bank does a general banking business, serving the commercial and personal banking needs of its customers. The Bank's market area consists of the Northern Virginia suburbs of Washington, D.C., including Arlington Fairfax, Fauquier, Loudoun and Prince William Counties, the cities of Alexandria, Fairfax, Falls Church, Manassas and Manassas Park, and to some extent the Maryland suburbs and the city of Washington D.C.. Substantially all of the Company's loans are made within its market area.

The ultimate collectibility of the Bank's loan portfolio and the ability to realize the value of any underlying collateral, if needed, are influenced by the economic conditions of the market area. The Company's operating results are therefore closely related to the economic conditions and trends in the Metropolitan Washington, D.C. area.

At December 31, 2004 and 2003, there were $720.8 million and $509.2 million, or 76.7% and 76.6%, respectively of total loans concentrated in commercial real estate. Commercial real estate for purposes of this note includes all construction loans, loans secured by 5+ family residential properties and loans secured by non-farm, non-residential properties. At December 31, 2004, and 2003 construction loans represented 25.6% and 23.1% of total loans, loans secured by 5+ family residential properties represented 4.7% and 4.5%, and loans secured by non-farm, non-residential properties represented 46.4% and 49.0%, respectively. Construction loans at December 31, 2004 and 2003 included $163.3 million and $110.5 million in loans to commercial builders of single family housing in the Northern Virginia market, representing 17.2% and 16.6% of total loans, respectively.

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

NOTE 18. FUND RESTRICTIONS AND RESERVE BALANCE

The transfer of funds from the Bank to the Company in the form of loans, advances, and cash dividends are restricted by Federal and State regulatory authorities. As of December 31, 2004, the aggregate amount of unrestricted funds that could be transferred totaled approximately $29.9 million, or 32.75%, of the consolidated net assets of the Company.

As members of the Federal Reserve System, the Company is required to maintain certain average reserve balances. For the final weekly reporting period in the years ended December 31, 2004 and 2003, the aggregate amounts of daily average required balances were approximately $2.5 million and $2.2 million, respectively.

NOTE 19.  EMPLOYEE BENEFITS

The Company has a 401(k) defined contribution plan covering substantially all full-time employees and provides that an employee becomes eligible to participate at the date he or she has reached the age of 21 and has completed three months of service, whichever occurs last. Under the plan, a participant may contribute up to 15% of his or her covered compensation for the year, subject to certain limitations. The Company may also make, but is not required to make, a discretionary contribution for each participant out of its current or accumulated net profits. The amount of contribution, if any, is determined on an annual basis by the Board of Directors. Contributions made by the Company totaled $234 thousand, $212 thousand and $182 thousand for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 20. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS AND INTEREST RATE RISK

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

CASH AND SHORT-TERM INVESTMENTS

For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

SECURITIES

For securities held for investment purposes, fair values are based on quoted market prices or dealer quotes. The carrying value of restricted stock approximates fair value based on the redemption provisions of the issuers.

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

At December 31, 2004 and 2003, the fair value of loan commitments and stand-by letters of credit were deemed immaterial.

The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

----------------------------------------- ---------------------------------- ------------------------------------
                                                        2004                                 2003
----------------------------------------- ---------------------------------- ------------------------------------
(Dollars in thousands)                      Carrying      Estimated Fair     Carrying Amount     Estimated Fair
                                             Amount           Value                                   Value
----------------------------------------- -------------- ------------------- ----------------- ------------------
FINANCIAL ASSETS:
Cash and short-term investments                $ 17,792            $ 17,792           $54,056           $ 54,056
Securities                                      163,232             163,477           149,245            149,894
Loans held-for-sale                               9,662               9,662             3,513              3,513
Loans                                           925,782             952,752           654,851            682,969
Accrued interest receivable                       4,105               4,105             3,372              3,372
----------------------------------------- -------------- ------------------- ----------------- ------------------
   Total Financial assets                   $ 1,120,573         $ 1,147,788         $ 865,037          $ 893,804
----------------------------------------- -------------- ------------------- ----------------- ------------------
                                                        2004                                2003
----------------------------------------- ---------------------------------- ------------------------------------
(Dollars in thousands)                      Carrying       Estimated Fair    Carrying Amount    Estimated Fair
                                             Amount            Value                                 Value
----------------------------------------- -------------- ------------------- ----------------- ------------------
FINANCIAL LIABILITIES:
Deposits                                      $ 970,968           $ 969,861         $ 773,511          $ 776,672
Securities sold under agreements to              53,207              53,197            30,887             30,882
  repurchase
Trust preferred capital notes                    18,570              18,761            18,570             18,656
Accrued interest payable                          1,555               1,555             1,024              1,024
----------------------------------------- -------------- ------------------- ----------------- ------------------
   Total Financial liabilities              $ 1,044,300         $ 1,043,374         $ 823,992          $ 827,234
----------------------------------------- -------------- ------------------- ----------------- ------------------

In the normal course of business, the Company is subject to market risk which includes interest rate risk (the risk that general interest rate levels will change). As a result, the fair values of the Company's financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize this risk.

NOTE 21.  CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total Capital, Tier 1 Capital and Tier 1 Leverage Capital. Total Capital and Tier 1 Capital ratios are in reference to risk-weighted assets (as defined), and the Tier 1 Leverage Capital ratio is in reference to average assets. Management believes, as of December 31, 2004 and 2003, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2004, the Bank is categorized as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized", the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since December 31, 2004, that management believes changed the Bank's category. The Company's and the Bank's actual capital amounts and ratios are also presented in the table.

------------------------------- --------------------------- ------------------------ ----------------------------
                                                                                           Minimum To Be
                                                                                       Well-Capitalized Under
                                    Actual Capital             Minimum Capital        Prompt Corrective Action
                                                                 Requirement*                Provisions
------------------------------- --------------------------- ------------------------ ----------------------------
AS OF DECEMBER 31, 2004:           AMOUNT        RATIO        AMOUNT       RATIO       AMOUNT         RATIO
------------------------------- ------------- ------------- ----------- ------------ ------------ ---------------
TOTAL CAPITAL:
Company                             $120,244        11.92%     $80,693        8.00%        $ N/A           N/A
Bank                                 119,232        11.82%      80,667        8.00%      100,834          10.00%
TIER 1 CAPITAL:
Company                             $109,842        10.89%     $40,346        4.00%        $ N/A           N/A
Bank                                  90,830         9.01%      40,333        4.00%       60,500           6.00%
TIER 1 LEVERAGE CAPITAL:
Company                             $109,842         9.76%     $45,017        4.00%        $ N/A           N/A
Bank                                  90,830         8.09%      44,910        4.00%       56,137           5.00%
------------------------------- ------------- ------------- ----------- ------------ ------------ ---------------
AS OF DECEMBER 31, 2003:           AMOUNT        RATIO        AMOUNT       RATIO       AMOUNT         RATIO
------------------------------- ------------- ------------- ----------- ------------ ------------ ---------------
TOTAL CAPITAL:
Company                              $80,558        11.13%     $57,911        8.00%      $   N/A           N/A
Bank                                  79,781        11.03%      57,877        8.00%       72,346          10.00%
TIER 1 CAPITAL:
Company                              $73,101        10.10%     $28,956        4.00%      $   N/A           N/A
Bank                                  54,323         7.51%      28,938        4.00%       43,408           6.00%
TIER 1 LEVERAGE CAPITAL
Company                              $73,101         8.49%     $34,441        4.00%      $   N/A           N/A
Bank                                  54,324         6.33%      34,327        4.00%       42,909           5.00%
------------------------------- ------------- ------------- ----------- ------------ ------------ ---------------

  * The minimum capital requirement for the Company is a guideline.

NOTE 22. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

----------------------------------------------------- ---------------------------- ------------------------------
BALANCE SHEETS (in thousands)                                DECEMBER 31, 2004             DECEMBER 31, 2003
                                                      ---------------------------- ------------------------------
Assets:
  Cash and due from banks                                         $     686                       $    349
  Investment in Subsidiaries                                         90,882                         54,884
  Subordinated Debt in Subsidiary                                    18,000                         18,000
  Other Assets                                                          351                            430
----------------------------------------------------- ---------------------------- ------------------------------
    TOTAL ASSETS                                                  $ 109,919                       $ 73,663
----------------------------------------------------- ---------------------------- ------------------------------

Liabilities and Stockholders' Equity:
  Junior subordinated capital notes                               $  18,570                       $ 18,570
  Other Liabilities                                                      25                              1
----------------------------------------------------- ---------------------------- ------------------------------
    Total Liabilities                                             $  18,595                       $ 18,571
----------------------------------------------------- ---------------------------- ------------------------------
    Stockholders' Equity                                             91,324                         55,092
----------------------------------------------------- ---------------------------- ------------------------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 109,919                       $ 73,663
----------------------------------------------------- ---------------------------- ------------------------------

----------------------------------------------------- -----------------------------------------------------------
STATEMENTS OF INCOME (in thousands)                                    YEAR ENDED DECEMBER 31,
                                                      --------------------- ------------------- -----------------
                                                                      2004                2003              2002
                                                      --------------------- ------------------- -----------------
Income:
  Interest on subordinated debt                                     $  888               $ 879             $ 615
  Dividend from subsidiary                                              --                  --             4,017
----------------------------------------------------- --------------------- ------------------- -----------------
    Total Income                                                       888                 879             4,632
----------------------------------------------------- --------------------- ------------------- -----------------
Expenses:
  Interest on trust preferred capital notes                         $  892              $  835             $  44
  Interest on long term debt                                            --                  --               472
  Other operating expense                                              419                 352                94
----------------------------------------------------- --------------------- ------------------- -----------------
    Total Expenses                                                   1,311               1,187               610
----------------------------------------------------- --------------------- ------------------- -----------------
Gain (loss) before income taxes (benefit) and
equity in undistributed earnings of subsidiary                     $ (423)             $ (308)            $4,022
Income tax (benefit)                                                 (148)               (108)                 2
----------------------------------------------------- --------------------- ------------------- -----------------
                                                                     (275)               (200)             4,020
Equity in undistributed net income of
  Virginia Commerce Bank                                            14,504              11,746             3,656
----------------------------------------------------- --------------------- ------------------- -----------------
     Net Income                                                   $ 14,229            $ 11,546            $7,676
----------------------------------------------------- --------------------- ------------------- -----------------

--------------------------------------------------------- -------------------------------------------------------
STATEMENTS OF CASH FLOWS (in thousands)                                  YEAR ENDED DECEMBER 31,
                                                          -------------------------------------------------------
                                                                         2004               2003            2002
                                                          -------------------- ------------------ ---------------
Cash Flows from Operating Activities:
    Net Income                                                     $   14,229          $  11,546       $   7,676
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
Equity in undistributed net income of Virginia
     Commerce Bank                                                   (14,504)           (11,746)         (3,656)
Decrease (increase) in other assets                                        79                112           (511)
Increase (decrease) in other liabilities                                   24               (43)              36
--------------------------------------------------------- -------------------- ------------------ ---------------
Net cash provided by (used in) operating activities                $    (172)          $   (131)       $   3,545
--------------------------------------------------------- -------------------- ------------------ ---------------
Cash Flows from Investing Activities:
--------------------------------------------------------- -------------------- ------------------ ---------------
     Purchase additional stock in subsidiary                         (22,000)            (6,000)         (7,570)
     Purchase of debt securities                                           --            (4,000)         (2,900)
--------------------------------------------------------- -------------------- ------------------ ---------------
Net cash (used in) investing activities                            $ (22,000)          $(10,000)       $(10,470)
--------------------------------------------------------- -------------------- ------------------ ---------------
Cash Flows from Financing Activities:
     Net (decrease) increase in long term debt                             --                 --        (11,000)
     Net increase in junior subordinated capital notes                     --                 --          18,570
     Common stock issued                                               22,514              2,390           7,450
     Cash paid in lieu of fractional shares                               (5)                 --             (6)
--------------------------------------------------------- -------------------- ------------------ ---------------
Net cash provided by financing activities                          $   22,509           $  2,390       $  15,014
--------------------------------------------------------- -------------------- ------------------ ---------------
Change in cash and cash equivalents                                $      337           $(7,741)       $   8,089
Beginning                                                                 349              8,090               1
Ending                                                             $      686           $    349       $   8,090
--------------------------------------------------------- -------------------- ------------------ ---------------

NOTE 23. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected financial information for the quarterly periods of 2004 and 2003 is presented below (dollars in thousands except per share data):

                                                       2004 QUARTERS
                                   -------------------------------------------------------
                                       FIRST         SECOND        THIRD        FOURTH
                                   -------------- ------------- ------------ -------------
Interest income                       $12,533        $13,573        $15,152        $16,740
Interest expense                        3,534          3,853          4,262          4,682
---------------------------------  -------------- ------------- ------------ -------------
     Net interest income              $ 8,999        $ 9,720        $10,890        $12,058
Provision for loan losses                 487            820            698            984
     Net interest income after
     provision for loan losses        $ 8,512        $ 8,900        $10,192        $11,074
Non-interest income                     1,209          1,602          1,518          1,430
Non-interest expense                    5,047          5,279          5,907          6,574
---------------------------------  -------------- ------------- ------------ -------------
     Income before taxes              $ 4,674        $ 5,223        $ 5,803        $ 5,930
Income tax expense                      1,588          1,785          1,992          2,036
---------------------------------  -------------- ------------- ------------ -------------
     Net income                       $ 3,086        $ 3,438        $ 3,811        $ 3,894
---------------------------------  -------------- ------------- ------------ -------------
Net income per common share:
     Basic                            $  0.32        $  0.33        $  0.35        $  0.35
     Diluted                          $  0.29        $  0.30        $  0.32        $  0.33

                                                       2003 QUARTERS
                                   -------------------------------------------------------
                                       FIRST         SECOND        THIRD        FOURTH
                                   -------------- ------------- ------------ -------------
Interest income                       $10,588        $11,293        $11,758        $12,329
Interest expense                        3,387          3,584          3,496          3,426
---------------------------------  -------------- ------------- ------------ -------------
     Net interest income              $ 7,201        $ 7,709        $ 8,262        $ 8,903
Provision for loan losses                 356            408            323            488
     Net interest income after
     provision for loan losses        $ 6,845        $ 7,301        $ 7,939        $ 8,415
Non-interest income                     1,743          1,989          2,457          1,557
Non-interest expense                    4,918          5,032          5,481          5,389
---------------------------------  -------------- ------------- ------------ -------------
     Income before taxes              $ 3,670        $ 4,258        $ 4,915        $ 4,583
Income tax expense                      1,252          1,421          1,651          1,556
---------------------------------  -------------- ------------- ------------ -------------
     Net income                       $ 2,418        $ 2,837        $ 3,264        $ 3,027
---------------------------------  -------------- ------------- ------------ -------------
Net income per common share:
     Basic                            $  0.25        $  0.29        $  0.33        $  0.31
     Diluted                          $  0.23        $  0.26        $  0.30        $  0.29

NOTE 24: SEGMENT REPORTING

In accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" the Company has two reportable segments, its community banking operations and its mortgage banking division. Community banking operations, the major segment, involves making loans and gathering deposits from individuals and businesses in the Bank's market area, while the mortgage banking division originates and sells mortgage loans serving released, on one-to-four family residential properties. Revenues from mortgage lending consist of interest earned on mortgage loans held-for-sale, loan origination fees, and net gains on the sale of loans in the secondary market. The Bank provides the mortgage division with short term funds to originate loans and charges it interest on the funds based on what the Bank earns on overnight funds. Expenses include both fixed overhead and variable costs on originated loans such as loan officer commissions, document preparation and courier fees. The following table presents segment information for the years ended December 31, 2004, 2003 and 2002. Eliminations consist of overhead and interest charges by the Bank to the mortgage lending division.

------------------------------------------------- -------------------------------------------------------------------
                                                                                 2004
------------------------------------------------- --------------- ------------------ --------------- ----------------
                                                    Community         Mortgage
(In thousands)                                        Banking           Lending       Eliminations        Total
------------------------------------------------- --------------- ------------------ --------------- ----------------
  Interest income                                     $   57,591            $   407          $   --       $   57,998
  Non-interest income                                      2,530              3,229              --            5,759
------------------------------------------------- --------------- ------------------ --------------- ----------------
     Total operating income                           $   60,121            $ 3,636          $   --       $   63,757

  Interest expense                                    $   16,331            $    85          $ (85)       $   16,331
  Provision for loan losses                                2,989                 --              --            2,989
  Non-interest expense                                    20,326              2,529            (48)           22,807
     Total operating expense                          $   39,646            $ 2,614          $(133)       $   42,127
------------------------------------------------- --------------- ------------------ --------------- ----------------
Income before taxes on income                         $   20,475            $ 1,022          $  133       $   21,630
Provision for income taxes                                 7,043                358              --            7,401
------------------------------------------------- --------------- ------------------ --------------- ----------------
Net Income                                            $   13,432            $   664          $  133       $   14,229
------------------------------------------------- --------------- ------------------ --------------- ----------------

Total Assets                                          $1,129,587            $ 9,766          $   --       $1,139,353
------------------------------------------------- --------------- ------------------ --------------- ----------------

------------------------------------------------- -------------------------------------------------------------------
                                                                                 2003
------------------------------------------------- -------------------------------------------------------------------
                                                    Community         Mortgage
(In thousands)                                        Banking           Lending       Eliminations        Total
------------------------------------------------- --------------- ------------------ --------------- ----------------
  Interest income                                      $  45,216           $    752          $   --       $   45,968
  Non-interest income                                      2,076              5,670              --            7,746
------------------------------------------------- --------------- ------------------ --------------- ----------------
     Total operating income                            $  47,292           $  6,422          $   --       $   53,714

  Interest expense                                     $  13,893           $    120          $(120)       $   13,893
  Provision for loan losses                                1,575                 --              --            1,575
  Non-interest expense                                    17,185              3,676            (41)           20,820
     Total operating expense                           $  32,653           $  3,796          $(161)       $   36,288
------------------------------------------------- --------------- ------------------ --------------- ----------------
Income before taxes on income                          $  14,639           $  2,626          $  161       $   17,426
Provision for income taxes                                 4,987                893              --            5,880
------------------------------------------------- --------------- ------------------ --------------- ----------------
Net Income                                             $   9,652           $  1,733          $  161       $   11,546
------------------------------------------------- --------------- ------------------ --------------- ----------------

Total Assets                                           $ 878,032           $  3,662          $   --       $  881,694
------------------------------------------------- --------------- ------------------ --------------- ----------------

------------------------------------------------- -------------------------------------------------------------------
                                                                                 2002
------------------------------------------------- --------------- ------------------ --------------- ----------------
                                                    Community         Mortgage
(In thousands)                                        Banking           Lending       Eliminations        Total
------------------------------------------------- --------------- ------------------ --------------- ----------------
  Interest income                                       $ 38,430          $     568          $   --         $ 38,998
  Non-interest income                                      1,673              3,920              --            5,593
------------------------------------------------- --------------- ------------------ --------------- ----------------
     Total operating income                             $ 40,103          $   4,488          $   --         $ 44,591

  Interest expense                                      $ 14,128          $     121          $(121)         $ 14,128
  Provision for loan losses                                1,678                 --              --            1,678
  Non-interest expense                                    14,594              2,662            (39)           17,217
     Total operating expense                            $ 30,400          $   2,783          $(160)         $ 33,023
------------------------------------------------- --------------- ------------------ --------------- ----------------
Income before taxes on income                           $  9,703          $   1,705          $  160         $ 11,568
Provision for income taxes                                 3,314                578              --            3,892
------------------------------------------------- --------------- ------------------ --------------- ----------------
Net Income                                              $  6,389          $   1,127          $  160         $  7,676
------------------------------------------------- --------------- ------------------ --------------- ----------------

Total Assets                                            $644,313          $  19,144          $   --         $663,457
------------------------------------------------- --------------- ------------------ --------------- ----------------

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

The Company's and the Bank's executive offices, a branch with a drive-in facility, and an investments services office are located at 5350 Lee Highway, Arlington, Virginia. The Bank currently has fifteen additional full service branch offices, located at: 2930 Wilson Boulevard and 6500 Williamsburg Boulevard, both in Arlington, Virginia; 1414 Prince Street, 5140 Duke Street and 506 King Street in Alexandria, Virginia, 1356 Chain Bridge Road in McLean, Virginia, 4230 John Marr Drive in Annandale, Virginia, 10777 Main Street in Fairfax, Virginia, 374 Maple Avenue East in Vienna, Virginia, 13881 G Metrotech Drive in Chantilly, Virginia, 2030 Old Bridge Road in Lake Ridge, Virginia, 11820 Spectrum Center in Reston, Virginia, 7901 Richmond Highway, Alexandria, Virginia, 4221 Walney Road, Chantilly, Virginia, and 2401 Mount Vernon Avenue, Alexandria, Virginia (opened in January 2005). Additionally, the Bank maintains residential mortgage lending offices, located in Vienna and Warrenton, Virginia, and has entered into lease agreements for three additional branch office locations to be opened in 2005.

The Company engages in a general commercial banking business through the Bank, its sole direct operating subsidiary. The Bank's customer base includes small-to-medium-sized businesses, including firms that have contracts with the U.S. government, associations, retailers and industrial businesses, professionals and business executives and consumers. The economic base of the Bank's service area includes Arlington, Fairfax, Fauquier, Loudoun and Prince William Counties and the City of Alexandria in Northern Virginia, and the metropolitan Washington, D.C. area generally. Northern Virginia has experienced significant population and economic growth during the past decade. The Bank participated in this growth through its commercial and retail banking activities.

The Bank's primary service area consists of the Northern Virginia suburbs of Washington D.C., including Arlington Fairfax, Fauquier, Loudoun and Prince William Counties and the cities of Alexandria, Fairfax, Falls Church, Manassas and Manassas Park. This area's banking business is dominated by a small number of large commercial banks with extensive branch networks. Most are branches of national, state-wide or regional banks. The Bank's primary service area is also served by a large number of other financial institutions, including savings banks, credit unions and non-bank financial institutions such as securities brokerage firms, insurance companies and mutual funds. The Bank's primary service area is oriented toward independently owned small-to-medium-sized businesses, light industry and firms specializing in government contracting. An increasing number of new community banking organizations have been opened in the Bank's market area, potentially representing an increased competitive threat to the Bank.

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

The majority of the Bank's deposits are attracted from individuals and business in the Metropolitan Washington D.C. area., and as such, no material portion of the Bank's deposits have been obtained from any single person, single entity, or area outside the Metropolitan Washington D.C. area. The loss of any one or more of the Bank's depositors would not have a materially adverse effect on the business of the Bank. Although the Bank's loans are concentrated in its Northern Virginia Market area, and a significant portion are secured by real property in that market, the Bank's loans are not concentrated within a single industry or group of related industries. See Note 17 to the Consolidated Financial Statements for more information on concentrations of credit risk.

The Bank provides businesses with a full range of deposit accounts, merchant bankcard services, electronic funds transfer services, lock-box services, on-line banking, lines of credit for working capital, term loans and commercial real estate loans, and provides consumers with a wide array of deposit products, home equity and revolving lines of credit, installment loans and internet banking services. The Bank also offers insurance and investment services and provides safe deposit boxes as well as other customary banking services. The Bank is not authorized to offer trust services nor does it offer international services but makes these services available to its customers through financial institutions with which the Bank has correspondent banking relationships.

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

On December 31, 2004, the Company had 189 full-time equivalent employees, including six executive officers. None of the Company's employees presently is represented by a union or covered under a collective bargaining agreement. Management of the Company believes that its employee relations are satisfactory. Other than its President, the Company does not have any employees that are not also employees of the Bank.

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

The Bank's goal is to build and maintain a commercial loan portfolio consisting of term loans, lines of credit, commercial real estate and construction loans provided primarily to locally-based borrowers. Additionally, installment loans and personal lines of credit, as well as residential mortgages, are made available to consumer customers. Commercial loans are generally considered to have a higher degree of risk of default or loss than other types of loans, such as residential real estate loans, because repayment may be affected by general economic conditions, interest rates, the quality of management of the business, and other factors which may cause a borrower to be unable to repay its obligations. General economic conditions can directly or indirectly affect the quality of a small and mid-sized business loan portfolio. The Bank manages the loan portfolio to avoid high concentrations of similar industry loan types and/or property types in relation to total capital. Commercial construction loans will make up 50-100% of total capital, residential construction loans 125-250%, non-farm non-residential real estate loans 400-600%, residential mortgages and home equity loans 100-200%, commercial loans 100-200% and consumer installment and personal loans 50-100%. Overall, real estate loans will not exceed 1,150% of total capital. There can however, be no assurance that the Bank will be able to achieve or maintain this distribution of loans. At December 31, 2004 the loan portfolio's actual composition compared to qualified capital consisted of approximately 53% commercial construction loans, 148% residential construction loans, 403% non-farm non-residential real estate loans, 105% residential mortgages and home equity loans, 74% commercial loans and 5% consumer installment and personal loans. Total real estate loans were 709%.

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

At December 31, 2004, the Banks statutory lending limit to any single borrower was $17,884,825 subject to certain exceptions provided under applicable law. As of December 31, 2004, the Bank's credit exposure to its largest borrower did not exceed $7,500,000.

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

USA Patriot Act. Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the "USA Patriot Act" or the "Patriot Act", financial institutions are subject to prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to detect, and prevent, the use of the United States financial system for money laundering and terrorist financing activities. The Patriot Act requires financial institutions, including banks, to establish anti-money laundering programs, including employee training and independent audit requirements, meet minimum standards specified by the act, follow minimum standards for customer identification and maintenance of customer identification records, and regularly compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers. The costs or other effects of the compliance burdens imposed by the Patriot Act or future anti-terrorist, homeland security or anti-money laundering legislation or regulations cannot be predicted with certainty.

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

At December 31, 2004, the Bank's Tier 1 risk based capital ratio was 9.01%, its Total risk based capital ratio was 11.82% and its Leverage Capital ratio was 8.09%. At December 31, 2004, the Company's Tier 1 Capital was 10.89%, its Total Capital was 11.92% and its Leverage Capital ratio was 9.76%.

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

An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate federal banking agency within 45 days of the date the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the applicable agency. An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. Such guaranty shall be limited to the lesser of (i) an amount equal to 5.0% of the institution's total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary at such time to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized. Such a guaranty shall expire after the federal banking agency notifies the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. An institution which fails to submit a written capital restoration plan within the requisite period, including any required performance guaranty, or fails in any material respect to implement a capital restoration plan, shall be subject to the restrictions in Section 38 of the FDIA which are applicable to significantly undercapitalized institutions. At December 31, 2004, the Bank was considered to be a "well capitalized" institution for purposes of Section 38 of the FDIA.

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

PROPERTIES

The Bank offers its services from its main office, located at 5350 Lee Highway in Arlington, Virginia, and fifteen additional banking offices, two mortgage lending offices and its bank operations center. The main office consists of two connected red brick buildings, contains an aggregate of approximately 18,000 square feet of space on three levels. The Bank utilizes one of the buildings, containing approximately 10,000 square feet, as the executive offices and a branch facility. In August 1995, the Bank sold the connected building which it had previously leased out. The Bank operates a branch located at 2930 Wilson Boulevard, Arlington, Virginia. That property, which consists of a stand alone brick building containing approximately 2,400 square feet on a parcel of approximately 18,087 square feet, was purchased by the Bank in April 1997. The Bank also operates a branch location at 5140 Duke Street, Alexandria, Virginia. That property, which consists of a two story brick building containing approximately 4,800 square feet on a parcel of approximately 16,800 square feet, was also purchased by the Bank in April 1997.

The Bank leases thirteen locations: the Alexandria Office, located at 1414 Prince Street, Alexandria, Virginia, consists of 2,500 square feet; the McLean Office, located at 1356 Chain Bridge Road, McLean, Virginia, consists of 1,625 square feet; the Williamsburg Boulevard Office, located at 6500 Williamsburg Road, Arlington, Virginia, consists of 1,781 square feet; the Annandale Office, located at 4230 John Marr Drive, Annandale, Virginia, consists of 2,400 square feet; the Fairfax Office, located at 10777 Main Street, Fairfax Virginia, consists of 2,038 square feet; the Vienna Office, located at 374 Maple Avenue, Vienna, Virginia, consists of 5,831 square feet; the King Street Office, located at 506 King Street, Alexandria Virginia, consists of 1,484 square feet; the Chantilly Office, located at 13881 G Metrotech Drive, Chantilly Virginia, consists of 1,950 square feet; the Lake Ridge office, located at 2030 Old Bridge Road, Lake Ridge, Virginia consists of 2,492 square feet; the Reston Office, located at 11820 Spectrum Center, Reston Virginia consists of 3,700 square feet, the Mount Vernon office, located at 7901 Richmond Highway, Alexandria Virginia, consists of 2,831 square feet; the Walney Road office, located at 4221Walney Road, Chantilly Virginia, consists of 2,661 square feet; the Del Ray office (opened in January 2005), located at 2401 Mount Vernon Avenue, Alexandria Virginia, consists of 1,750 square feet; and the Bank's operations center, located at 14201 Sullyfield Circle, Chantilly, Virginia consists of 14,756 square feet. Generally the leases contain renewal option clauses for one or two additional five-year terms, and in some instances require payment of certain operating charges. In addition, the Bank has entered into lease agreements for three additional offices to be opened in 2005. The total rental expense under the leases was $1.3 million in 2004. The total minimum rental commitment under the leases, including the three offices to be opened in 2005, as of December 31, 2004 is as follows: $1.5 million for 2005; $1.2 million for 2006, $1.2 million for 2007, $1.1 million for 2008, $892 thousand for 2009 and $4.2 million for 2010 and beyond.

CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of he period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Virginia Commerce Bancorp, Inc. (the "Company") is responsible for the preparation, integrity and fair presentation of the financial statements included in this Annual Report.. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management's judgments and estimates concerning the effects of events and transactions that are accounted for or disclosed.

Management is also responsible for establishing and maintaining an effective internal control over financial reporting. The Company's internal control over financial reporting includes those policies and procedures that pertain to the Company's ability to record, process, summarize and report reliable financial data. The internal control system contains monitoring mechanisms, and appropriate actions are taken to correct identified deficiencies. Management believes that internal controls over financial reporting, which are subject to scrutiny by management and the Company's internal auditors, support the integrity and reliability of the financial statements. Management recognizes that there are inherent limitations in the effectiveness of any internal control system, including the possibility of human error and the circumvention or overriding of internal controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. In addition, because of changes in conditions and circumstances, the effectiveness of internal control over financial reporting may vary over time.

Management assessed the Company's system of internal control over financial reporting as of December 31, 2004. This assessment was conducted based on the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission "Internal Control - Integrated Framework". Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2004. Management's assessment concluded that there were no material weaknesses within the Company's internal control structure.

The 2004 end of year financial statements have been audited by the independent accounting firm of Yount, Hyde & Barbour, P.C. ("YHB"). Personnel from YHB were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and Committees thereof. Management believes that all representations made to the independent auditors were valid and appropriate. The resulting report from YHB accompanies the financial statements. YHB has also issued an attestation report on management's assessment of the effectiveness of internal controls over financial reporting. That report has also been made a part of this Annual Report.

The Board of Directors of the Company, acting through its Audit Committee (the "Committee"), is responsible for the oversight of the Company's accounting policies, financial reporting and internal control. The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of management. The Audit Committee is responsible for the appointment and compensation of the independent auditors and approves decisions regarding the appointment or removal of members of the internal audit function. The Committee meets periodically with management, the independent auditors, and the internal auditors to insure that they are carrying out their responsibilities. The Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting, and auditing procedures of the Company in addition to reviewing the Company's financial reports. The independent auditors and the internal auditors have full and unlimited access to the Audit Committee, with or without the presence of the management of the Company, to discuss the adequacy of internal control over financial reporting, and any other matters which they believe should be brought to the attention of the Audit Committee.

/s/ Peter A. Converse                            /s/ William K. Beauchesne
Chief Executive Officer                          Chief Financial Officer

FINANCIAL STATEMENTS AND EXHIBITS

The following financial statements are included in this report:

    Consolidated Balance Sheets at December 31, 2003 and 2004
    Consolidated Statements of Income for the years ended December 31, 2002,
      2003 and 2004
    Consolidated Statements of Cash Flows for the years ended
      December 31, 2002, 2003 and 2004
    Consolidated Statements of Changes in Stockholders' Equity for the
      years ended December 31, 2002, 2003 and 2004
    Notes to the Consolidated Financial Statements
    Report of Independent Auditors

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

      10.1          1998 Stock Option Plan (1)

      10.2          2003 Employee Stock Purchase Plan (3)

       11           Statement Regarding Computation of Per Share Earnings
                        See Note 8 to the Consolidated Financial Statements

       21           Subsidiaries of the Registrant

       23 Consent of Yount, Hyde & Barbour, PC, Independent Registered Public Accounting Firm

      31.1 Certification of Peter A. Converse, President and Chief Executive Officer

   Exhibit No.        Description
   -----------        -----------

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

                            VIRGINIA COMMERCE BANCORP, INC.


                            By:   /s/ Peter A. Converse
                                 -------------------------------------------
                                  Peter A. Converse, Chief Executive Officer

Dated:  March 9, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                        CAPACITY                                   DATE

 /s/ Leonard Adler                         Director                                    March 9, 2005
------------------------------------
Leonard Adler


/s/ Michael G. Anzilotti                    Director, President                         March 9, 2005
------------------------------------
Michael G. Anzilotti


 /s/ Peter A. Converse                      Director, Chief Executive Officer           March 9, 2005
------------------------------------
Peter A. Converse                           (Principal Executive Officer)


 /s/Frank L. Cowles, Jr.                    Director                                    March 9, 2005
------------------------------------
Frank L. Cowles, Jr.


 /s/ W. Douglas Fisher                      Chairman of the Board of Directors          March 9, 2005
------------------------------------
W. Douglas Fisher


 /s/ David M. Guernsey                      Vice Chairman of the Board of Directors     March 9, 2005
------------------------------------
David M. Guernsey


 /s/ Robert H. L'Hommedieu                  Director                                    March 9, 2005
------------------------------------
Robert H. L'Hommedieu


 /s/ Norris E. Mitchell                     Director                                    March 9, 2005
------------------------------------
Norris E. Mitchell


 /s/ Arthur L. Walters                      Vice Chairman of the Board of Directors     March 9, 2005
------------------------------------
Arthur L. Walters


 /s/ William K. Beauchesne                  Treasurer and Chief Financial Officer       March 9, 2005
------------------------------------
William K. Beauchesne                       (Principal Financial and Accounting Officer)