Form 10-Q
period 2005-03-31
VIRGINIA COMMERCE BANCORP INC
filed 2005-05-09
CIK 1099305

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2005
                               --------------

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|. No |_|.

Indicate by check whether the registrant is an accelerated file as defined in Rule12b-2 of the Securities Exchange Act of 1934. Yes |X|. No |_|.

As of May 9, 2005, the number of outstanding shares of registrant's common stock, par value $1.00 per share was: 11,190,437

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         VIRGINIA COMMERCE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                (In thousands of dollars, except per share data)


                                                                                 Unaudited          Audited
                                                                                 March 31,        December 31,
                                                                                   2005              2004
                                                                                -----------       -----------
ASSETS
Cash and due from banks                                                         $    21,136       $    16,783
Interest-bearing deposits with other banks                                            1,015             1,009
Securities (fair value: 2005, $162,010; 2004, $163,477)                             162,341           163,232
Loans held-for-sale                                                                   5,323             9,662
Loans, net of allowance for loan losses of $11,234 in 2005 and
  $10,402 in 2004                                                                 1,030,060           925,782
Bank premises and equipment, net                                                      7,165             6,692
Accrued interest receivable                                                           4,376             4,105
Other assets                                                                         13,043            12,088
                                                                                -----------       -----------
   Total assets                                                                 $ 1,244,459       $ 1,139,353
                                                                                ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS
   Demand deposits                                                              $   169,189       $   148,063
   Savings and interest-bearing demand deposits                                     322,963           332,385
   Time deposits                                                                    553,608           490,520
                                                                                -----------       -----------
   Total deposits                                                               $ 1,045,760       $   970,968
Securities sold under agreement to repurchase and federal funds
  purchased                                                                          47,898            53,207
Other borrowed funds                                                                 31,000                --
Trust preferred capital notes                                                        18,570            18,570
Accrued interest payable                                                              2,259             1,555
Other liabilities                                                                     3,296             3,729
Commitments and contingent liabilities                                                   --                --
                                                                                -----------       -----------
   Total liabilities                                                            $ 1,148,783       $ 1,048,029
                                                                                ===========       ===========
STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par, 1,000,000 shares authorized and
  un-issued                                                                     $        --       $        --
Common stock, $1.00 par, 20,000,000 shares authorized, issued and
  outstanding 2005, 11,189,129; 2004, 11,046,422                                     11,189            11,046
Surplus                                                                              37,971            37,219
Retained earnings                                                                    47,898            43,578
Accumulated other comprehensive income (loss), net                                   (1,382)             (519)
                                                                                -----------       -----------
   Total stockholders' equity                                                   $    95,676       $    91,324
                                                                                -----------       -----------
   Total liabilities and stockholders' equity                                   $ 1,244,459       $ 1,139,353
                                                                                ===========       ===========



Notes to consolidated financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands of dollars except per share data)
                                   (Unaudited)


                                                                        Three Months Ended March 31,
                                                                        ----------------------------
                                                                           2005              2004
                                                                        ---------         ----------
INTEREST AND DIVIDEND INCOME:
    Interest and fees on loans                                            $16,808            $11,130
    Interest and dividends on investment securities:
        Taxable                                                             1,358              1,259
        Tax-exempt                                                             59                 73
        Dividends                                                              55                 24
    Interest on deposits with other banks                                       6                 --
    Interest on federal funds sold                                             14                 47
                                                                          -------            -------
   Total interest and dividend income                                     $18,300            $12,533
                                                                          -------            -------
INTEREST EXPENSE:
     Deposits                                                             $ 4,835            $ 3,292
     Securities sold under agreement to repurchase and federal
       funds purchased                                                        269                 31
     Other borrowed funds                                                     211                  4
     Trust preferred capital notes                                            272                207
                                                                          -------            -------
     Total interest expense                                               $ 5,587            $ 3,534
                                                                          -------            -------
NET INTEREST INCOME:                                                      $12,713            $ 8,999
     Provision for loan losses                                                831                487
                                                                          -------            -------
     Net interest income after provision for loan losses                  $11,882            $ 8,512
                                                                          -------            -------
NON-INTEREST INCOME:
     Service charges and other fees                                       $   447            $   447
     Non-deposit investment services commissions                               80                 82
     Fees and net gains on loans held-for-sale                                605                591
     Other                                                                     87                 89
                                                                          -------            -------
     Total non-interest income                                            $ 1,219            $ 1,209
                                                                          -------            -------
NON-INTEREST EXPENSE:
     Salaries and employee benefits                                       $ 3,790            $ 2,848
     Occupancy expense                                                        947                781
     Data processing                                                          370                313
     Other operating expense                                                1,407              1,105
                                                                          -------            -------
     Total non-interest expense                                           $ 6,514            $ 5,047
                                                                          -------            -------
     Income before taxes on income                                        $ 6,587            $ 4,674
     Provision for income taxes                                             2,266              1,588
                                                                          -------            -------
NET INCOME                                                                $ 4,321            $ 3,086
                                                                          -------            -------
     Earnings per common share, basic (1)                                 $  0.31            $  0.25
     Earnings per common share, diluted (1)                               $  0.29            $  0.23



(1) Adjusted to give effect to a five-for-four stock split in the form of a 25% stock dividend in July 2004 and a five-for-four stock split in the form of a 25% stock dividend to be paid May 9, 2005.

Notes to consolidated financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               For the three months ended March 31, 2005 and 2004
                            (In Thousands of Dollars)
                                   (Unaudited)


                                                                                         Accumulated
                                                                                            Other                        Total
                                            Preferred    Common               Retained   Comprehensive  Comprehensive  Stockholders'
                                              Stock      Stock      Surplus   Earnings   Income (Loss)     Income         Equity
                                            ----------   -------   --------   -------- ---------------  -------------  -------------
Balance, January 1, 2004                      $   --     $ 7,860   $ 17,891   $ 29,353        $   (13)                    $ 55,091
Comprehensive Income:
  Net Income                                                                     3,086                       $ 3,086         3,086
  Other comprehensive income, net of tax,
    unrealized holding gains arising
    during the period (net of tax of $260)                                                        483            483           483
Total comprehensive income                                                                                   $ 3,569
                                                                                                             =======
Stock options/warrants exercised                  --          72        453         --             --                          525
                                              ------     -------   --------   --------        -------                     --------
Balance, March 31, 2004                       $   --     $ 7,932   $ 18,344   $ 32,439        $   470                     $ 59,185
                                              ======     =======   ========   ========        =======                     ========


Balance, January 1, 2005                      $   --     $11,046   $ 37,220   $ 43,577        $  (519)                    $ 91,324
Comprehensive Income:
  Net Income                                                                     4,321                       $ 4,321         4,321
  Other comprehensive income (loss), net
    of tax, unrealized holding losses
    arising during the period (net of tax
    of $465)                                                                                     (863)          (863)         (863)
Total comprehensive income                                                                                   $ 3,458
                                                                                                             =======
Stock options/warrants exercised                  --         143        751         --             --                          894
                                              ------ --  -------   --------   --------        -------                     --------
Balance, March 31, 2005                       $   --     $11,189   $ 37,971   $ 47,898        $(1,382)                    $ 95,676
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

                         VIRGINIA COMMERCE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)


                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                      -----------------------
                                                                                        2005          2004
                                                                                      ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                                        $   4,321     $   3,086
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                                                      286           249
         Provision for loan losses                                                          831           487
         Deferred tax benefit                                                              (262)         (127)
         Amortization of security premiums and (accretion) of discounts, net                (53)          (40)
         Origination of loans held-for-sale                                             (35,307)      (31,620)
         Sales of loans                                                                  39,646        22,679
         Changes in other assets and other liabilities:
            (Increase) decrease in accrued interest receivable                             (271)          313
            (Increase) in other assets                                                     (228)          (82)
            Increase (decrease) in other liabilities                                        272          (148)
                                                                                      ---------     ---------
              Net Cash Provided by (Used In) Operating Activities                     $   9,235     $  (5,203)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in loans                                                              (105,109)      (68,375)
    Purchase of securities available-for-sale                                            (1,911)      (18,767)
    Proceeds from principal payments on securities available-for-sale                       622           909
    Proceeds from principal payments on securities held-to-maturity                         904           927
    Proceeds from calls and maturities of securities available-for-sale                      --        29,705
    Purchase of bank premises and equipment                                                (759)         (323)
                                                                                      ---------     ---------
              Net Cash (Used In) Investing Activities                                 $(106,253)    $ (55,924)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                                          $  74,792     $  71,687
    Net decrease in repurchase agreements                                                (5,309)         (313)
    Net increase in other borrowed funds                                                 31,000            --
    Net proceeds from issuance of capital stock                                             894           525
                                                                                      ---------     ---------
              Net Cash Provided by Financing Activities                               $ 101,377     $  71,899

              Net Increase In Cash and Cash Equivalents                                   4,359        10,772

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                          17,792        54,056
                                                                                      ---------     ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                             $  22,151     $  64,828
                                                                                      ---------     ---------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
    Unrealized gain (loss) on available-for-sale securities                           $  (1,328)    $     743
    Tax benefits on stock options and warrants exercised                                    529           230

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Taxes Paid                                                                        $   1,148     $     427
    Interest Paid                                                                         4,883         3,265


Notes to consolidated financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    GENERAL

      The accompanying unaudited consolidated financial statements of Virginia Commerce Bancorp, Inc. and its subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions as of March 31, 2005 and December 31, 2004, the results of operations for the three months ended March 31, 2005 and 2004, and statements of cash flows and stockholders' equity for the three months ended March 31, 2005 and 2004. These statements should be read in conjunction with the Company's annual report on Form 10-K for the period ended December 31, 2004.

      Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

2.    INVESTMENT SECURITIES

      Amortized cost and fair value of securities available-for-sale and held-to-maturity as of March 31, 2005 are as follows (dollars in thousands):


                                                                  -----------------------------------------------------------
                                                                                      Gross            Gross
                                                                  Amortized      Unrealized       Unrealized             Fair
                                                                       Cost           Gains          (Losses)           Value
                                                                  -----------------------------------------------------------
AVAILABLE-FOR-SALE:
U.S. Government Agency obligations                                $ 100,342       $      70        $  (2,264)       $  98,148
U.S. Treasuries                                                       9,980              --              (27)           9,953
Domestic corporate debt obligations                                   6,000              35               --            6,035
Obligations of states and political subdivisions                      1,274              59               --            1,333
Restricted stock:
  Federal Reserve Bank                                                1,442              --               --            1,442
  Federal Home Loan Bank                                              3,672              --               --            3,672
  Community Bankers' Bank                                                55              --               --               55
                                                                  ---------       ---------        ---------        ---------
                                                                  $ 122,765       $     164        $  (2,291)       $ 120,638

HELD-TO-MATURITY:
U.S. Government Agency obligations                                $  32,774       $      55        $    (388)       $  32,441
Obligations of states and political subdivisions                      8,434             102             (117)           8,419
Domestic corporate debt obligations                                     495              17               --              512
                                                                  ---------       ---------        ---------        ---------
                                                                  $  41,703       $     174        $    (505)       $  41,372
                                                                  =========       =========        =========        =========

                         VIRGINIA COMMERCE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

    Amortized cost and fair value of securities available-for-sale and held-to-maturity as of December 31, 2004 are as follows (dollars in thousands):


                                                                                   Gross           Gross
                                                                Amortized     Unrealized      Unrealized            Fair
                                                                     Cost          Gains         (Losses)          Value
                                                                --------------------------------------------------------
AVAILABLE-FOR-SALE:
U.S. Government Agency obligations                              $ 100,955      $     207       $  (1,069)      $ 100,093
U.S. Treasuries                                                     9,962             --             (32)          9,930
Domestic corporate debt obligations                                 6,000             20              --           6,020
Obligations of states and political subdivisions                    1,263             75              --           1,338
Restricted stock:
  Federal Reserve Bank                                              1,442             --              --           1,442
  Federal Home Loan Bank                                            1,761             --              --           1,761
  Community Bankers' Bank                                              55             --              --              55
                                                                ---------      ---------       ---------       ---------
                                                                $ 121,438      $     302       $  (1,101)      $ 120,639
HELD-TO-MATURITY:
U.S. Government Agency obligations                              $  33,667      $     226       $     (23)      $  33,870
Obligations of states and political subdivisions                    8,433            141            (124)          8,450
Domestic corporate debt obligations                                   493             25              --             518
                                                                ---------      ---------       ---------       ---------
                                                                $  42,593      $     392       $    (147)      $  42,838
                                                                =========      =========       =========       =========


The amortized cost of securities pledged as collateral for repurchase agreements, certain public deposits, and other purposes were $73.9 million and $66.4 million at March 31, 2005, and December 31, 2004, respectively.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Provided below is a summary of securities which were in an unrealized loss position at March 31, 2005, and December 31, 2004. Of the total securities in an unrealized loss position for less than twelve months at March 31, 2005, 83.1%, or forty-six positions, were U.S. Government Agency and Treasury obligations with maturities ranging from three months to fourteen years. As the Company has the ability and intent to hold these securities until maturity, or until such time as the value recovers, no declines are deemed to be other-than-temporary.


--------------------------------------- ------------------------ -------------------------- ----------------------------
At March 31, 2005                         LESS THAN 12 MONTHS       12 MONTHS OF LONGER                TOTAL
--------------------------------------- ------------------------ -------------------------- ----------------------------
                                        Fair Value  Unrealized   Fair Value   Unrealized    Fair Value   Unrealized
(Dollars in thousands)                              Losses                    Losses                     Losses
--------------------------------------- ----------- ------------ ------------ ------------- ------------ ---------------
AVAILABLE-FOR-SALE:
U.S. Government Agency obligations       $  96,152    $ (2,264)           --            --    $  96,152       $ (2,264)
U.S. Treasuries                              9,953         (27)           --            --        9,953            (27)
--------------------------------------- ----------- ------------ ------------ ------------- ------------ ---------------
                                         $ 106,105    $ (2,291)           --            --    $ 106,105       $ (2,291)
--------------------------------------- ----------- ------------ ------------ ------------- ------------ ---------------
HELD-TO-MATURITY:
U.S. Government Agency obligations       $  30,575    $   (388)           --            --    $  30,575       $   (388)
Obligations of states/political
subdivisions                                 3,464        (117)           --            --        3,464           (117)
--------------------------------------- ----------- ------------ ------------ ------------- ------------ ---------------
                                         $  34,039    $   (505)           --            --    $  34,039       $   (505)
--------------------------------------- ----------- ------------ ------------ ------------- ------------ ---------------


                         VIRGINIA COMMERCE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

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
(Dollars in thousands)                        Value       Losses       Value        Losses        Value       Losses
--------------------------------------- ------------ ------------ ----------- ------------- ------------ ------------
AVAILABLE-FOR-SALE:
U.S. Government Agency obligations          $81,350     $(1,069)          --            --      $81,350     $(1,069)
U.S. Treasuries                               9,930         (32)          --            --        9,930         (32)
--------------------------------------- ------------ ------------ ----------- ------------- ------------ ------------
                                            $91,280     $(1,101)          --            --      $91,280     $(1,101)
--------------------------------------- ------------ ------------ ----------- ------------- ------------ ------------
HELD-TO-MATURITY:
U.S. Government Agency obligations          $ 4,977     $   (23)          --            --      $ 4,977     $   (23)
Obligations of states/political
subdivisions                                  3,457        (124)          --            --        3,457        (124)
--------------------------------------- ------------ ------------ ----------- ------------- ------------ ------------
                                            $ 8,434     $  (147)          --            --      $ 8,434     $  (147)
--------------------------------------- ------------ ------------ ----------- ------------- ------------ ------------


3. LOANS

         Major classifications of loans, excluding loans held-for-sale, are summarized as follows:

                                                      March 31,    December 31,
                                                        2005           2004
                                                    --------------------------
                                                      (In Thousand of Dollars)
Commercial                                          $  106,053     $   88,725
Real estate-one-to-four family residential             127,497        125,089
Real estate-multi-family residential                    48,502         43,798
Real estate-non-farm, non-residential                  491,043        436,533
Real estate-construction                               266,432        240,469
Consumer                                                 6,511          5,879
                                                    ----------     ----------
  Total Loans                                       $1,046,038     $  940,493
Less unearned income                                     4,744          4,309
Less allowance for loan losses                          11,234         10,402
                                                    ----------     ----------
  Loans, net                                        $1,030,060     $  925,782
                                                    ==========     ==========

4. EARNINGS PER SHARE

The following shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of diluted potential common stock. As of March 31, 2005, there were 130,938 anti-dilutive stock options outstanding. The weighted average number of shares for both period presented, have been adjusted to give effect to a five-for-four stock split in the form of a 25% stock dividend in July 2004, and a five-for-four stock split in the form of a 25% stock dividend to be paid May 9, 2005. Potential dilutive common stock had no effect on income available to common stockholders.


                                          March 31, 2005            March 31, 2004
                                      ----------------------    -----------------------
                                                         Per                        Per
                                                       Share                      Share
                                          Shares      Amount        Shares       Amount
                                      ----------      ------    ----------       ------
Basic earnings per share              13,983,982       $0.31    12,391,642        $0.25
                                                       -----                      -----
Effect of dilutive securities:
  Stock options                          956,971                 1,058,036
  Warrants                                    --                    57,362
                                      -----------      -----    ----------        -----
Diluted earnings per share            14,940,954       $0.29    13,507,040        $0.23
                                      ==========       =====    ==========        =====


                         VIRGINIA COMMERCE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

5. STOCK COMPENSATION PLAN

At March 31, 2005, the Company has a stock-based compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005, and 2004 had the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, been adopted.


(Dollars in thousands except per share amounts)                MARCH 31, 2005      MARCH 31, 2004
-------------------------------------------------------- --------------------- -------------------
NET INCOME, AS REPORTED                                             $   4,321          $   3,086
Deduct: total stock-based employee compensation
 expense determined based on fair value                                  (145)              (120)
 method of awards, net of tax
PRO FORMA NET INCOME                                                $   4,176          $   2,966
BASIC EARNINGS PER SHARE:
As reported                                                         $    0.31          $    0.25
Pro forma                                                           $    0.30          $    0.24
DILUTED EARNING PER SHARE:
As reported                                                         $    0.29          $    0.23
Pro Forma                                                           $    0.28          $    0.22


The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2005, and 2004, respectively: price volatility of 21.98% and 29.67%, risk-free interest rates of 4.22% and 4.37%, dividend rate of ..02% and expected lives of 10 years.

6. CAPITAL REQUIREMENTS

A comparison of the Company's and its wholly-owned subsidiary's, Virginia Commerce Bank (the "Bank") capital ratios as of March 31, 2005 with the minimum regulatory guidelines is as follows:


                                                Minimum         Minimum to be
                                   Actual     Guidelines     "Well-Capitalized"
                                   ------     ----------     ------------------
Total Risk-Based Capital:
   Company                         11.35%        8.00%                    --
   Bank                            11.20%        8.00%                10.00%

Tier 1 Risk-Based Capital:
   Company                         10.34%        4.00%                    --
   Bank                             8.57%        4.00%                 6.00%
Leverage Ratio:
    Company                         9.54%        4.00%                    --
    Bank                            7.90%        4.00%                 5.00%

NOTE 7. OTHER BORROWED MONEY AND LINES OF CREDIT

The Bank maintains a $186.5 million line of credit with the Federal Home Loan Bank of Atlanta. The interest rate and term of each advance from the line is dependent upon the advance and commitment type. Advances on the line are secured by all of the Bank's qualifying first liens, second liens and home equity lines-of-credit on one-to-four

                         VIRGINIA COMMERCE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

unit single-family dwellings. As of March 31, 2005, the book value of these qualifying loans totaled approximately $94.4 million and the amount of available credit using this collateral was $56.9 million. Advances on the line of credit, in excess of this amount, require pledging of additional assets including other types of loans and investment securities. As of March 31, 2005, the Bank had $31 million in advances outstanding on an overnight basis, at an interest rate of 3.13%. The Bank has additional short-term lines of credit totaling $62 million with nonaffiliated banks at March 31, 2005, on which no amount was outstanding at that date.

8.  TRUST PREFERRED CAPITAL NOTES

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

9. SEGMENT REPORTING

In accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" the Company has two reportable segments, its community banking operations and its mortgage banking division. Community banking operations, the major segment, involves making loans and gathering deposits from individuals and businesses in the Bank's market area, while the mortgage banking division originates and sells mortgage loans, servicing released, on one-to-four family residential properties. Revenues from mortgage lending consist of interest earned on mortgage loans held-for-sale, loan origination fees, and net gains on the sale of loans in the secondary market. The Bank provides the mortgage division with short term funds to originate loans and charges it interest on the funds based on what the Bank earns on overnight funds. Expenses include both fixed overhead and variable costs on originated loans such as loan officer commissions, document preparation and courier fees. The following table presents segment information for the three months ended March 31, 2005, and 2004. Eliminations consist of overhead and interest charges by the Bank to the mortgage lending division.


-------------------------------------------------------------------------------------------------------------
                                                                   THREE MONTHS ENDED MARCH 31, 2005
-------------------------------------------------------------------------------------------------------------
                                                      Community     Mortgage
(In thousands)                                         Banking      Lending    Eliminations         Total
------------------------------------------------- --------------- ----------- --------------- ----------------
  Interest income                                     $   18,211     $    89          $   --       $   18,300
  Non-interest income                                        614         605              --            1,219
------------------------------------------------- --------------- ----------- --------------- ----------------
     Total operating income                           $   18,825     $   694          $   --       $   19,519

  Interest expense                                    $    5,587     $    34          $ (34)       $    5,587
  Provision for loan losses                                  831          --              --              831
  Non-interest expense                                     5,902         624            (12)            6,514
     Total operating expense                          $   12,320     $   658          $ (46)       $   12,932
------------------------------------------------- --------------- ----------- --------------- ----------------
Income before taxes on income                         $    6,505     $    36          $   46       $    6,587
Provision for income taxes                                 2,254          12              --            2,266
------------------------------------------------- --------------- ----------- --------------- ----------------
Net Income                                            $    4,251     $    24          $   46       $    4,321
------------------------------------------------- --------------- ----------- --------------- ----------------

Total Assets                                          $1,239,041     $ 5,418          $   --       $1,244,459
------------------------------------------------- --------------- ----------- --------------- ----------------

------------------------------------------------- ------------------------------------------------------------



                                                                   THREE MONTHS ENDED MARCH 31, 2004
------------------------------------------------- -------------------------------------------------------------------
                                                      Community     Mortgage
(In thousands)                                         Banking      Lending    Eliminations         Total
------------------------------------------------- --------------- ----------- --------------- ----------------
  Interest income                                       $ 12,466     $    67          $   --        $  12,533
  Non-interest income                                        618         591              --            1,209
------------------------------------------------- --------------- ----------- --------------- ----------------
     Total operating income                             $ 13,084     $   658          $   --        $  13,742

  Interest expense                                      $  3,534     $    10          $ (10)        $   3,534
  Provision for loan losses                                  487          --              --              487
  Non-interest expense                                     4,563         496            (12)            5,047
     Total operating expense                            $  8,584     $   506          $ (22)        $   9,068
------------------------------------------------- --------------- ----------- --------------- ----------------
Income before taxes on income                           $  4,500     $   152          $   22        $   4,674
Provision for income taxes                                 1,535          53              --            1,588
------------------------------------------------- --------------- ----------- --------------- ----------------
Net Income                                              $  2,965     $    99          $   22        $   3,086
------------------------------------------------- --------------- ----------- --------------- ----------------

Total Assets                                            $944,421     $12,592          $   --        $ 957,013
------------------------------------------------- --------------- ----------- --------------- ----------------


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

General

The following presents management's discussion and analysis of the consolidated financial condition and results of operations of Virginia Commerce Bancorp, Inc. and subsidiaries (the "Company") as of the dates and for the periods indicated. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto, and other financial data appearing elsewhere in this report. The Company is the parent bank holding company for Virginia Commerce Bank (the "Bank"), a Virginia state-chartered bank that commenced operations in May 1988. The Bank pursues a traditional community banking strategy, offering a full range of business and consumer banking services through seventeen branch offices, two residential mortgage offices and one investment services office.

Headquartered in Arlington, Virginia, Virginia Commerce serves the Northern Virginia suburbs of Washington, D.C., including Arlington, Fairfax, Fauquier, Loudoun and Prince William Counties and the cities of Alexandria, Fairfax, Falls Church, Manassas and Manassas Park. Its service area also covers, to a lesser extent, Washington, D.C. and the nearby Maryland counties of Montgomery and Prince Georges. The Bank's customer base includes small-to-medium sized businesses including firms that have contracts with the U.S. government, associations, retailers and industrial businesses, professionals and their firms, business executives, investors and consumers. Additionally, the Bank has strong market niches in commercial real estate, and construction lending and operates its residential mortgage lending division as its only other business segment.

Critical Accounting Policies

During the quarter ended March 31, 2005 there were no changes in the Company's critical accounting policies as reflected in the last report.

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

Results of Operations

For the three months ended March 31, 2005, the Bank experienced significant growth in assets, loans and deposits, opened its sixteenth and seventeenth branch locations, and increased earnings by $1.2 million, or 40.0%, over the first quarter of 2004. Total assets increased $105.1 million, or 9.2%, from $1.139 billion at December 31, 2004, to $1.244 billion at March 31, 2005, as total deposits grew $74.8 million, or 7.7%, from $971.0 million to $1.046 billion. On a diluted per share basis, first quarter 2005 earnings were $0.29 compared to $0.23 for the first quarter of 2004, an increase of 26.1%. The year-over-year increase was due to a 41.3% increase in net interest income that more than offset higher loan loss provisions and increases in non-interest expense. As a result, the Company's efficiency ratio fell from 49.33% to 46.69%.

Loans, net of allowance for loan losses, increased $104.3 million, or 11.3%, and represented 98.5% of total deposits at March 31, 2005, versus 95.4% at December 31, 2004. The majority of loan growth occurred in non-farm non-residential real estate loans which increased $54.5 million, or 12.5%, from $436.5 million at December 31, 2004, to $491.0 million at March 31, 2005. Construction loans represented the second largest dollar increase rising $25.9 million, or 10.8%, from $240.5 million at December 31, 2004, to $266.4 million at March 31, 2005, while commercial loans also experienced significant growth rising $17.3 million, or 19.5%

With loan growth outpacing deposits in the first quarter, investment securities were mostly unchanged and the Bank relied upon $31 million in overnight advances from the Federal Home Loan Bank of Atlanta to help fund the loan demand.

Total deposit growth of $74.8 million included an increase in demand deposits of $21.1 million, or 14.3%, from $148.1 million at December 31, 2004, to $169.2 million at March 31, 2005, and an increase in time deposits of $63.1 million, or 12.9%. Savings and interest-bearing demand deposits fell $9.4 million during the quarter from $332.4 million at December 31, 2004, to $323.0 million at March 31, 2005. The majority of the Bank's deposits are attracted from individuals and businesses in the Northern Virginia and the Metropolitan Washington, D.C. area, and the interest rates the Bank pays are generally near the top of the local market. As short term interest rates climbed in the first quarter, depositors in savings and interest-bearing transaction accounts took advantage of higher time deposit rates while loan demand necessitated special time deposit promotions with maturities ranging from nine months to two years. In addition, repurchase agreements, which represent funds of numerous demand deposit customers of the Bank, declined by $5.3 million, or 10.0%, from $53.2 million at December 31, 2004, to $47.9 million.

As noted, for the three months ended March 31, 2005, net income increased $1.2 million, or 40.0%, from $3.1 million for the three months ended March 31, 2004, to $4.3 million as net interest income increased $3.7 million, or 41.3%, on both growth and a higher net-interest margin. Non-interest income for the first quarter was mostly unchanged at $1.2 million while provisions for loan losses were up $344 thousand, or 70.6%, due to the growth in loans outstanding. Non-interest expense increased $1.5 million, or 29.1%, due to the opening of four new branch locations since March 31, 2004, the hiring of additional loan officers and support staff and higher advertising and public relations expenses. Diluted earnings per share of $0.29 were up $0.06, or 26.1%, compared to $0.23 for the same period in 2004, as adjusted to give effect to a five-for-four stock split in the form of a 25% stock dividend in July 2004, and a similar 25% stock dividend to be paid on May 9, 2005. Overall, while non-interest income was mostly unchanged, total revenue increased as net interest income rose due to strong loan growth and that increase more than offset the rise in non-interest expense due to branch expansion. As a result, the Company's efficiency ratio improved from 49.3% during the first quarter 2004 to 46.7% for the current three month period.

Stockholders' equity increased $4.3 million, or 4.8%, from $91.3 million at December 31, 2004, to $95.7 million at March 31, 2005, on earnings of $4.3 million, $894 thousand in proceeds and tax benefits received from the exercise of stock options by Company directors and officers and a decrease of $863 thousand in other comprehensive income, net of tax.

Net Interest Income

Net interest income is the excess of interest earned on loans and investments over the interest paid on deposits and borrowings. The Company's net interest income increased $3.7 million, or 41.3%, from $9.0 million for the three months ended March 31, 2004, to $12.7 million for the current three month period due to both growth in interest-earning assets and the net interest margin.

The Company's yields on earning assets and costs of interest-bearing liabilities have increased since March 31, 2004, with the yield on earning assets increasing forty-six basis points from 5.88% for the three months ended March 31, 2004, to 6.34% for the three months ended March 31, 2005, while the average rate paid on interest-bearing liabilities rose forty basis points from 1.98% to 2.38%. As a result of this spread increase and an increase in the percentage of interest-earning assets to interest-bearing liabilities from 119.7% to 123.1%, the net interest margin increased seventeen basis points from 4.23% for the three months ended March 31, 2004, to 4.40% for the current period. The Company expects that the net interest margin may decline in the next quarter as a result of competitive pressure on the rates paid on time deposits and other interest-bearing deposits in the Company's market area. However, the amount of change in the margin will also be influenced by the rate at which the Federal Open Market Committee raises short term rates and the level of fees earned on loans.

The following table shows the average balance sheets for each of the three months ended March 31, 2005, and 2004. In addition, the amounts of interest earned on earning assets, with related yields on a tax-equivalent basis, and interest expense on interest-bearing liabilities, with related rates, are shown. Loans placed on a non-accrual status are included in the average balances. Net loan fees and late charges included in interest income on loans totaled $992 thousand and $513 thousand for 2005 and 2004, respectively.


                                               ------------------------------------------------------------------------------------
                                                                            Three Months Ended March 31,
                                               ------------------------------------------------------------------------------------
                                                                 2005                                          2004
                                               ----------------------------------------          ----------------------------------
                                                                 Interest       Average                          Interest    Average
                                                     Average      Income-        Yields           Average         Income-     Yields
(Dollars in thousands)                               Balance      Expense        /Rates           Balance         Expense    /Rates
                                                 -----------     --------       -------          --------       ----------   -------
ASSETS
Securities(1)                                    $   164,739     $ 1,472         3.62%           $140,599       $  1,356      3.92%
Loans, net of unearned income                      1,004,383      16,808         6.69%            695,931         11,130      6.33%
Interest-bearing deposits in other banks               1,013           6         2.37%                 --             --        --
Federal funds sold                                     2,256          14         2.46%             19,950             47      0.94%
                                                 -----------     -------         -----           --------       --------      ----
TOTAL INTEREST-EARNING ASSETS                    $ 1,172,391     $18,300         6.34%           $856,480       $ 12,533      5.88%
Other assets                                          30,665                                       44,009
                                                 -----------                                     --------
TOTAL ASSETS                                     $ 1,203,056                                     $900,489
                                                 ===========                                     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts                                   $   203,320     $   761         1.52%           $206,254       $    687      1.34%
  Money market accounts                              103,117         372         1.46%            110,851            384      1.39%
  Savings accounts                                    20,284          27         0.55%             19,043             26      0.54%
  Time deposits                                      521,395       3,675         2.86%            328,683          2,195      2.68%
                                                 -----------     -------         ------          --------       --------      ----
Total interest-bearing deposits                  $   848,116     $ 4,835         2.31%           $664,831       $  3,292      1.99%
Securities sold under agreement to
  repurchase and federal funds purchased              56,140         269         1.94%             31,172             31      0.41%
Other borrowed funds                                  30,467         211         2.77%              1,235              4      1.23%
Trust preferred capital notes                         18,000         272         6.04%             18,000            207      4.55%
                                                 -----------     -------         ------          --------       --------      ----
TOTAL INTEREST-BEARING LIABILITIES               $   952,723     $ 5,587         2.38%           $715,238       $  3,534      1.98%
Demand deposits and other liabilities                156,505                                      128,046
                                                 -----------                                     ---------
TOTAL LIABILITIES                                $ 1,109,228                                     $843,284
Stockholders' equity                                  93,828                                       57,205
                                                 -----------                                     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 1,203,056                                     $900,489
                                                 ===========                                     ========
Interest rate spread                                                             3.96%                                        3.90%
Net interest income and margin                                   $12,713         4.40%                          $  8,999      4.23%




(1) Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders' equity. Average yields on securities are stated on a tax equivalent basis, using a 35% rate.

Allowance for Loan Losses / Provision for Loan Loss Expense

The provision for loan losses is based upon management's estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. For the three months ended March 31, 2005, the Bank realized a net recovery of $1 thousand compared to a net recovery of $4 thousand for the same period in 2004, while provisions for loan loss expense increased $344 thousand, or 70.6%, from $487 thousand for the first three months of 2004 compared to $831 thousand in 2005. As a result, the total allowance for loan losses increased $832 thousand, or 8.0%, from $10.4 million at December 31, 2004, to $11.2 million at March 31, 2005. This increase for the quarter in the allowance for loan losses was due to an 11.2% increase in total loans outstanding and as a result the total allowance to total loans was 1.07% at March 31, 2005, versus 1.08% at December 31, 2004.

Management feels that the allowance for loan losses is adequate at March 31, 2005. However, there can be no assurance that additional provisions for loan losses will not be required in the future, including as a result of possible changes in the economic assumptions underlying management's estimates and judgments, adverse developments in the economy, on a national basis or in the Company's market area, or changes in the circumstances of particular borrowers.

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

The following schedule summarizes the changes in the allowance for loan losses:


                                                       Three Months        Three Months          Twelve Months
                                                          Ended                Ended                 Ended
                                                      March 31, 2005      March 31, 2004       December 31, 2004
                                                    ----------------      --------------       -----------------
                                                                       (In Thousands of Dollars)
Allowance, at beginning of period                          $ 10,402         $  7,457               $  7,457
Provision charged against income                                831              487                  2,989
Recoveries:
   Consumer loans                                                 1                2                      6
   Commercial loans                                              --               11                     12
Losses charged to reserve:
   Consumer loans                                                --               (9)                   (62)
                                                           --------         --------               --------
Net recoveries (charge-offs)                                      1                4                    (44)
Allowance, at end of period                                $ 11,234         $  7,948               $ 10,402
                                                           ========         ========               ========

Ratio of net charge-offs to average total loans
outstanding during period                                       N/A              N/A                    .01%
Allowance for loan losses to total loans                       1.07%            1.08%                  1.11%


Risk Elements and Non-performing Assets

Non-performing assets consist of non-accrual loans, impaired loans, restructured loans, and other real estate owned (foreclosed real properties). For the three months ended March 31, 2005, the total non-performing assets and loans that are ninety days or more past due and still accruing interest was mostly unchanged from December 31, 2004, at $1.2 million, while declining $98 thousand, or 7.5%, from $1.3 million at March 31, 2004.

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

The ratio of non-performing assets and loans past due ninety days and still accruing to total loans decreased from 0.13% at December 31, 2004, to 0.12% at March 31, 2005, and decreased from 0.18% at March 31, 2004, as the level of non-performing assets was mostly unchanged while total loans outstanding increased significantly. The Company expects its ratio of non-performing assets to total loans to remain low relative to its peers; however, it could increase due to an aggregate of $2.8 million in other identified potential problem loans, to six borrowers, as of March 31, 2005, for which management has identified risk factors that may result in them not being repaid in accordance with their terms although the loans are generally well secured and are currently performing. At December 31, 2004, other identified potential problem loans were $1.7 million.

Foreclosed real properties include properties that have been substantively repossessed or acquired in complete or partial satisfaction of debt. Such properties, which are held for resale, are carried at the lower of cost or fair value, including a reduction for the estimated selling expenses, or principal balance of the related loan. The Company held no foreclosed real properties for any of the periods presented.

Total non-performing assets consist of the following:


                                              March 31, 2005     March 31, 2004      December 31, 2004
                                              --------------     --------------      -----------------
                                                            (In Thousands of Dollars)
Non-accrual loans                                $   17              $   46                $   18
Impaired loans                                    1,197                 391                 1,192
Restructured loans                                   --                 875                    --
                                                 ------              ------                ------
  Total non-performing assets                    $1,214              $1,312                $1,210
Loans past due 90 days and still
  accruing                                           --                  --                    --
  Total non-performing assets and
   loans past due 90 days and
   still accruing                                $1,214              $1,312                $1,210
                                                 ======              ======                ======

     As a percentage of total loans                0.12%               0.18%                 0.13%
     As a percentage of total assets               0.10%               0.14%                 0.11%


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

At March 31, 2005, the Company had $805.9 million, or 77.1%, of total loans concentrated in commercial real estate. Commercial real estate for purposes of this discussion includes all construction loans, loans secured by multi-family residential properties and loans secured by non-farm, non-residential properties. At December 31, 2004, commercial real estate loans were $720.8 million, or 76.6%, of total loans. Total construction loans of $266.4 million at March 31, 2005, represented 25.5% of total loans, loans secured by multi-family residential properties of $48.5 million represented 4.6% of total loans, and loans secured by non-farm, non-residential properties of $491.0 million represented 46.9%.

Construction loans at March 31, 2005, included $181.4 million in loans to commercial builders of single family residential property and $16.3 million to individuals on single family residential property, representing 17.3% and 1.6% of total loans, respectively, and together representing 18.9% of total loans. These loans are made to a number of unrelated entities and generally have a term of twelve to eighteen months. In addition the Company had $68.7 million of construction loans on non-residential commercial property at March 31, 2005, representing 6.6% of total loans. These total construction loans of $266.4 million include $118.8 million in land acquisition and or development loans on residential property and $38.4 million in land acquisition and or development loans on commercial property, together totaling $157.2 million, or 15.0% of total loans. Adverse developments in the Northern Virginia real estate market or economy, including substantial increases in mortgage interest rates, slower housing sales, and increased commercial property vacancy rates, could have an adverse impact on these groups of loans and the Bank's income and financial position. At March 31, 2005, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

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

Non-Interest Income

Non-interest income was mostly unchanged for the first quarter at $1.2 million with fees and net gains on loans held-for-sale increasing from $591 thousand for the three months ended March 31, 2004, to $605 thousand for the current three month period and virtually no change in all other non-interest income categories. For the three months ended March 31, 2005, originations of loans held-for-sale were $35.3 million as compared to $31.6 million for the same period in 2004.

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

Non-Interest Expense

For the three months ended March 31, 2005, non-interest expense increased $1.5 million, or 29.1%, compared to the same period in 2004. Salaries and benefits were up $942 thousand, or 33.1%, from $2.8 million in 2004 to $3.8 for the three months ended March 31, 2005, due to the addition of four new branches, additional loan officers and support staff and higher commissions as a result of the 11.2% increase in total loans outstanding. Occupancy expenses were up $166 thousand, or 21.2%, from $781 thousand for the three months ended March 31, 2004, to $947 thousand for the current period due mostly to the additional branch locations, while other operating expense rose $302 thousand with the additional branches, higher franchise taxes, advertising and public relations expenses.

As a percentage of total revenue sources (net interest and non-interest income, on a tax equivalent basis) non-interest expense fell from 49.3% for the three months ended March 31, 2004, to 46.7% for same period in 2005. Non-interest expenses are expected to increase further with the opening of the Bank's eighteenth location in May 2005 and other staffing and facilities expansion necessary to support further growth; however, the Company expects the efficiency ratio to remain in a high forty percent range for the remainder of the year, although there can be no assurance.

Provision for Income Taxes

The Company's income tax provisions are adjusted for non-deductible expenses and non-taxable interest after applying the U.S. federal income tax rate of 35%. The provision for income taxes totaled $2.3 million and $1.6 million for the three months ended March 31, 2005 and 2004, respectively. The effects of non-deductible expenses and non-taxable interest on the Company's income tax provisions are minimal.

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

The Company measures total liquidity through cash and cash equivalents, securities available-for-sale, mortgage loans held-for-sale, other loans and investment securities maturing within one year, less securities pledged as collateral for repurchase agreements, public deposits and other purposes, and less any outstanding federal funds purchased. These liquidity sources increased $19.7 million, or 6.2%, from $320.8 million at December 31, 2004, to $340.5 million at March 31, 2005, due to an increase in the amount of loans and investment securities maturing within one-year.

Additional sources of liquidity available to the Company include the capacity to borrow funds through established short-term lines of credit with various correspondent banks, and the Federal Home Loan Bank of Atlanta. Available funds from these liquidity sources were approximately $217.5 million and $192.8 million at March 31, 2005, and December 31, 2004, respectively. The Bank's available line of credit with the Federal Home Loan Bank of Atlanta, which requires the pledging of collateral in the form of certain loans and or securities, is $155.5 million of the $217.5 million as of March 31, 2005.

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

Commitments to extend credit which amounted to $390.7 million at March 31, 2005, and $361.3 million at December 31, 2004, represent legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At March 31, 2005, and December 31, 2004, the Company had $21.0 million and $18.3 million, respectively, in outstanding standby letters of credit.

Contractual Obligations

Since December 31, 2004, there have been no significant changes in the Company's contractual obligations other than additional leases entered into for new branch locations and other office space for expansion of operations.

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

Both the Company's and the Bank's capital levels continue to meet regulatory requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios. Tier 1 capital consists of common and qualifying preferred stockholders' equity less goodwill. Total risk-based capital consists of Tier 1 capital, qualifying subordinated debt, and a portion of the allowance for loan losses. Risk-based capital ratios are calculated with reference to risk-weighted assets. The leverage ratio compares Tier 1 capital to total average assets for the most recent quarter end. The Bank's Tier 1 risk-based capital ratio was 8.57% at March 31, 2005, compared to 9.01% at December 31, 2004. The total risk-based capital ratio was 11.20% at March 31, 2005, compared to 11.82% at December 31, 2004. These ratios are in excess of the mandated minimum requirement of 4.00% and 8.00%, respectively. The Bank's leverage ratio was 7.90% at March 31, 2005, compared to 8.09% at December 31, 2004, and is also in excess of the mandated minimum requirement of 4.00%. Based on these ratios, the Bank is considered "well capitalized" under regulatory prompt corrective action guidelines. The Company's Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage ratio was 10.34%, 11.35% and 9.54%, respectively, at March 31, 2005. The declines in capital ratios for the three months ended March 31, 2005, was due to the significant level of growth in assets.

The ability of the Company to continue to grow is dependent on its earnings and the ability to obtain additional funds for contribution to the Bank's capital, through borrowing, the sale of additional common stock, or through the issuance of additional trust preferred securities. In the event that the Company is unable to obtain additional capital for the Bank on a timely basis, the growth of the Company and the Bank may be curtailed, and the Company and the Bank may be required to reduce their level of assets in order to maintain compliance with regulatory capital requirements. Under those circumstances net income and the rate of growth of net income may be adversely affected. The Company believes that its current capital and access to sources of additional capital is sufficient to meet anticipated growth over the next year, although there can be no assurance.

The Federal Reserve has revised the capital treatment of trust preferred securities in light of recent accounting pronouncements and interpretations regarding variable interest entities, which have been read to encompass the subsidiary trusts established to issue trust preferred securities, and to which the Company issued subordinated debentures. As a result, the capital treatment of trust preferred securities has been revised to provide that in the future, such securities can be counted as Tier 1 capital at the holding company level, together with certain other restricted core capital elements, up to 25% of total capital (net of goodwill), and any excess as Tier 2 capital up to 50% of Tier 1 capital. At March 31, 2005, trust preferred securities represented 15.6% of the Company's tier one capital and 14.3% of its total qualifying capital. Future trust preferred issuances to increase holding company capital levels may not be available to the same extent as currently used. The Company may be required to raise additional equity capital, through the sale of common stock or otherwise, sooner than it would otherwise do so.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123R (revised 2004), "Share-Based Payment," (FAS 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. The effective date of FAS 123R (as amended by the SEC) is for annual periods beginning after June 15, 2005. The provisions of FAS 123R do not have an impact on the Corporation's results of operations at the present time.

In March 2005, the SEC issued Staff Accounting Bulleting No. 107 (SAB 107). SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff's view regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not impact the Corporation's results of operations at the present time.

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

One of the tools used by the Company to assess interest sensitivity on a monthly basis is the static gap analysis that measures the cumulative differences between the amounts of assets and liabilities maturing or repricing within various time periods. It is the Company's goal to limit the one-year cumulative difference to plus or minus 10% of total interest-earning assets in an attempt to limit changes in future net interest income from sudden changes in market interest rates. The following table shows a gap analysis reflecting the earlier of the maturity or repricing dates for various assets and liabilities as of March 31, 2005. At that point in time, the Company had a cumulative net liability sensitive twelve-month gap position of $10.9 million, or a negative 0.90% of total interest-earning assets.

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


At March 31, 2005                                                           Interest Sensitivity Periods
                                                   ----------------------------------------------------------------------------
                                                        Within          91 to 365  Over 1 to 5           Over
(Dollars in thousands)                                 90 Days               Days        Years        5 Years             Total
                                                   ----------------------------------------------------------------------------
INTEREST EARNING ASSETS
Securities, at amortized cost                      $   76,369         $   37,887     $   24,701     $   25,511       $  164,468
Interest bearing deposits in other banks                   --              1,015             --             --            1,015
Loans, net of unearned income                         495,498             98,079        411,586         41,454        1,046,617
-------------------------------------------------------------------------------------------------------------------------------
Total interest earning assets                      $  571,867         $  136,981     $  436,287     $   66,965       $1,212,100
-------------------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES
NOW accounts                                       $   85,851         $   75,336     $   40,573     $       --       $  201,760
Money market accounts                                  42,419             42,440         15,397             --          100,256
Savings accounts                                        1,676              5,237         14,034             --           20,947
Time deposits                                          97,344            272,552        183,588            124          553,608
Securities sold under agreement to
  repurchase and federal funds
  purchased                                            47,898                 --             --             --           47,898
Other borrowed funds                                   31,000                 --             --             --           31,000
Trust preferred capital notes                          18,000                 --             --             --           18,000
-------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                 $  324,188         $  395,565     $  253,592     $      124       $  973,469
-------------------------------------------------------------------------------------------------------------------------------
Cumulative maturity / interest                     $  247,679         $  (10,905)    $  171,790     $  238,631       $  238,631
  sensitivity gap
As % of total earnings assets                           20.43%             -0.90%         14.17%         19.69%
===============================================================================================================================


In order to more closely measure interest sensitivity, the Company uses earnings simulation models on a quarterly basis. These models utilize the Company's financial data and various management assumptions as to growth and earnings to forecast a base level of net interest income and earnings over a one-year period. This base level of earnings is then shocked assuming a sudden 200 basis points increase or decrease in interest rates. The most recent earnings simulation model was run based on data as of March 31, 2005, and given a slightly liability sensitive position within twelve months, the model projected that forecasted net income would decrease by 3.75% if interest rates would immediately rise by 200 basis points, and if rates were to immediately drop by 200 basis points, the model projected a slight decrease in net income of 0.28%. Management believes the modeled results are consistent with the short duration of its balance sheet and given the many variables that effect the actual timing of when assets and liabilities will reprice. The Company has set a limit on this measurement of interest sensitivity to a maximum decline in earnings of 20%. Since the earnings model uses numerous assumptions regarding the effect of changes in interest rates on the timing and extent of repricing characteristics, future cash flows and customer behavior, the model cannot precisely estimate net income and the effect on net income from sudden changes in interest rates. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     (b) Use of Proceeds.- Not Applicable.

     (c) Issuer Purchases of Securities.- None

Item 3.  Defaults Upon Senior Securities.- None

Item 4.  Submission of Matters to a Vote of Security Holders.- None

Item 5.  Other Information. -

     (a)  Required 8-K Disclosures.   None

     (b) Changes in Procedures for Director Nominations by Securityholders. None

Item 6.  Exhibits

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

    10.1         1998 Stock Option Plan (1)

    10.2         2003 VCBI Employee Stock Purchase Plan (4)

    11           Statement Regarding Computation of Per Share Earnings
                 See Note 4 to the Consolidated Financial Statements included in this report

Exhibit No.      Description
-----------      -----------
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

    31(a) Certification of Peter A. Converse, President and Chief Executive Officer

    31(b) Certification of William K. Beauchesne, Treasurer and Chief Financial Officer

    32(a) Certification of Peter A. Converse, President and Chief Executive Officer

    32(b) Certification of William K. Beauchesne, Treasurer and Chief Financial Officer
--------------
(1) Incorporated by reference to the same numbered exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999

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


Date:  May 9, 2005                         BY /s/ Peter A. Converse
                                              ----------------------------------
                                           Peter A. Converse,
                                           Chief Executive Officer


Date:  May 9, 2005                         BY /s/ William K. Beauchesne
                                              ----------------------------------
                                           William K. Beauchesne, Treasurer and
                                           Chief Financial Officer