Form 10-Q
period 2005-06-30
VIRGINIA COMMERCE BANCORP INC
filed 2005-08-04
CIK 1099305

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
                               -------------


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

Indicate by check whether the registrant is an accelerated filer as defined in Rule12b-2 of the Securities Exchange Act of 1934. Yes X . No .


As of August 4, 2005 the number of outstanding shares of registrant's common stock, par value $1.00 per share was: 14,024,770

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         VIRGINIA COMMERCE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                (In thousands of dollars, except per share data)


                                                                        Unaudited        Audited
                                                                        June 30,      December 31,
                                                                          2005            2004
                                                                    -------------    -------------
ASSETS
Cash and due from banks                                             $     25,417     $     16,783
Interest-bearing deposits with other banks                                 1,021            1,009
Securities (fair value: 2005, $155,427, 2004, $163,477)                  155,386          163,232
Federal Funds Sold                                                        66,198               --
Loans held-for-sale                                                       17,244            9,662
Loans, net of allowance for loan losses of $12,266 in 2005 and
  $10,402 in 2004                                                      1,103,020          925,782
Bank premises and equipment, net                                           7,344            6,692
Accrued interest receivable                                                4,906            4,105
Other assets                                                              13,494           12,088
                                                                    ------------     ------------
   Total assets                                                     $  1,394,030     $  1,139,353
                                                                    ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS
   Demand deposits                                                  $    212,064     $    148,063
   Savings and interest-bearing demand deposits                          330,104          332,385
   Time deposits                                                         679,900          490,520
                                                                    ------------     ------------
   Total deposits                                                   $  1,222,068     $    970,968
Securities sold under agreement to repurchase and federal funds
  purchased                                                               47,986           53,207
Trust preferred capital notes                                             18,570           18,570
Accrued interest payable                                                   2,571            1,555
Other liabilities                                                          1,956            3,729
Commitments and contingent liabilities                                        --               --
                                                                    ------------     ------------
   Total liabilities                                                $  1,293,151     $  1,048,029
                                                                    ============     ============
STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par, 1,000,000 shares authorized and
  un-issued                                                         $         --     $         --
Common stock, $1.00 par, 20,000,000 shares authorized, issued and
  outstanding 2005, 14,002,959; 2004, 11,046,422                          14,003           11,046
Surplus                                                                   35,325           37,219
Retained earnings                                                         52,357           43,578
Accumulated other comprehensive income (loss), net                          (806)            (519)
                                                                    ------------     ------------
   Total stockholders' equity                                       $    100,879     $     91,324
                                                                    ------------     ------------
   Total liabilities and stockholders' equity                       $  1,394,030     $  1,139,353
                                                                    ============     ============

Notes to consolidated financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                (In thousands of dollars, except per share data)
                                   (Unaudited)


                                                              Three Months Ended               Six Months Ended
                                                                   June 30,                        June 30,
                                                             2005           2004              2005            2004
                                                          -----------    -----------       -----------    ----------
INTEREST AND DIVIDEND INCOME:
    Interest and fees on loans                            $   18,823      $   12,090        $   35,631      $  23,220
    Interest and dividends on investment securities:
       Taxable                                                 1,338           1,288             2,696          2,547
       Tax-exempt                                                 59              59               118            132
       Dividends                                                  57              25               112             49
    Interest on deposits with other banks                          7              --                13             --
    Interest on federal funds sold                               138             111               152            158
                                                          ----------      ----------        ----------      ---------
    Total interest and dividend income                    $   20,422      $   13,573        $   38,722      $  26,106
                                                          ----------      ----------        ----------      ---------
INTEREST EXPENSE:
    Deposits                                              $    6,136      $    3,609        $   10,971      $   6,901
    Securities sold under agreement to repurchase
       and federal funds purchased                               279              36               548             67
    Other borrowed funds                                         163              --               374              4
    Trust preferred capital notes                                278             208               550            415
                                                          ----------      ----------        ----------      ---------
    Total interest expense                                $    6,856      $    3,853        $   12,443      $   7,387
                                                          ----------      ----------        ----------      ---------
NET INTEREST INCOME:                                      $   13,566      $    9,720        $   26,279      $  18,719
    Provision for loan losses                                  1,031             820             1,862          1,307
                                                          ----------      ----------        ----------      ---------
    Net interest income after provision for loan losses   $   12,535      $    8,900        $   24,417      $  17,412
                                                          ----------      ----------        ----------      ---------
NON-INTEREST INCOME:
    Service charges and other fees                        $      476      $      436        $      923      $     883
    Non-deposit investment services commissions                  115             108               195            190
    Fees and net gains on loans held-for-sale                    856             961             1,461          1,552
    Other                                                         96              97               183            186
                                                          ----------      ----------        ----------      ---------
    Total non-interest income                             $    1,543      $    1,602        $    2,762      $   2,811
                                                          ----------      ----------        ----------      ---------
NON-INTEREST EXPENSE:
    Salaries and employee benefits                        $    4,349      $    3,056        $    8,139      $   5,904
    Occupancy expense                                          1,067             753             2,014          1,534
    Data processing expense                                      354             325               724            638
    Other operating expense                                    1,501           1,145             2,908          2,250
                                                          ----------      ----------        ----------      ---------
    Total non-interest expense                            $    7,271      $    5,279        $   13,785      $  10,326
                                                          ----------      ----------        ----------      ---------
    Income before income taxes                            $    6,807      $    5,223        $   13,394      $   9,897
    Provision for income taxes                                 2,344           1,785             4,610          3,373
                                                          ----------      ----------        ----------      ---------
NET INCOME                                                $    4,463      $    3,438        $    8,784      $   6,524
                                                          ----------      ----------        ----------      ---------
    Earnings per common share, basic (1)                  $     0.32      $     0.26        $     0.63      $    0.52
    Earnings per common share, diluted (1)                $     0.30      $     0.25        $     0.59      $    0.47

(1) Adjusted to give effect to a five-for-four stock split in the form of a 25% stock dividend paid May 2005.

Notes to consolidated financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the six months ended June 30, 2005 and 2004
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                                                         Accumulated
                                                                                            Other                         Total
                                            Preferred   Common               Retained   Comprehensive   Comprehensive  Stockholders'
                                              Stock      Stock     Surplus   Earnings   Income (Loss)      Income         Equity
                                            ---------- ---------- ---------  ---------- --------------- -------------- -------------
Balance, January 1, 2004                    $      --  $   7,860   $ 17,891  $  29,353     $      (13)                   $ 55,091
Comprehensive Income:
  Net Income                                                                     6,524                    $    6,524        6,524
  Other comprehensive income (loss):
     unrealized holding losses arising
    during the period (net of tax of $730)                                                     (1,354)        (1,354)      (1,354)
                                                                                                          ----------
Total comprehensive income                                                                                $    5,170
                                                                                                          ==========
Issuance of common stock-
  Stock options/warrants exercised                 --         73        476         --             --                         549
  25% stock split paid July 2004                   --      2,206     (2,206)        --             --                          --
  Follow-on offering, net                          --        891     21,089         --             --                      21,980
                                            ---------  ---------  ---------  ---------     ----------                    --------
Balance, June 30, 2004                      $      --  $  11,030  $  37,250  $  35,877     $   (1,367)                   $ 82,790
                                            =========  =========  =========  =========     ==========                    ========

Balance, January 1, 2005                    $      --  $  11,046  $  37,220  $  43,577     $     (519)                   $ 91,324
Comprehensive Income:
  Net Income                                                                     8,784                    $    8,784        8,784
  Other comprehensive income (loss):
     unrealized holding losses arising
     during the period (net of tax of $154)                                                      (287)          (287)        (287)
                                                                                                          ----------
Total comprehensive income                                                                                $    8,497
                                                                                                          ==========
Issuance of common stock-
  Stock options/warrants exercised                 --        160        902         --             --                       1,062
  25% stock split paid May 2005                    --      2,797     (2,797)        --             --                          --
  Cash paid in lieu of fractional shares           --         --         --         (4)            --                          (4)
                                            ---------  ---------  ---------  ---------     ----------                    --------
Balance, June 30, 2005                      $      --  $  14,003  $  35,325  $  52,357     $     (806)                   $100,879
                                            =========  =========  =========  =========     ==========                    ========

   Notes to consolidated financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                -----------    -----------
                                                                                    2005          2004
                                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                                  $     8,784   $     6,524
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                                  594           502
         Provision for loan losses                                                    1,862         1,307
         Deferred tax benefit                                                          (634)         (433)
         Amortization of security premiums and (accretion) of discounts                (106)          (81)
         Origination of loans held-for-sale                                         (95,142)      (87,892)
         Sales of loans                                                              87,561        80,913
         Changes in other assets and other liabilities:
            (Increase) decrease in accrued interest receivable                         (801)           53
            (Increase) in other assets                                                 (616)         (481)
            (Decrease) in other liabilities                                            (758)       (1,205)
                                                                                -----------   -----------
              Net Cash Provided by (Used In) Operating Activities               $       744   $      (793)
CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in loans                                                       $  (179,101)  $  (126,640)
    Purchase of securities available-for-sale                                        (3,700)      (59,827)
    Purchase of securities held-to-maturity                                         (10,081)       (2,086)
    Proceeds from principal payments on securities available-for-sale                 1,312         1,958
    Proceeds from principal payments on securities held-to-maturity                   1,805         2,471
    Proceeds from calls and maturities of securities available-for-sale              13,175        31,405
    Proceeds from calls and maturities of securities held-to-maturity                 5,000         1,698
    Purchase of bank premises and equipment                                          (1,247)         (598)
                                                                                -----------   -----------
              Net Cash (Used In) Investing Activities                           $  (172,837)  $  (151,619)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                                    $   251,100   $   128,118
    Net (decrease) increase in repurchase agreements                                 (5,221)       14,557
    Net proceeds from issuance of capital stock                                       1,062        22,529
    Cash paid in lieu of fractional shares                                               (4)           --
                                                                                -----------   -----------
              Net Cash Provided By Financing Activities                         $   246,937   $   165,204


              Net Increase In Cash and Cash Equivalents                              74,844        12,792

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                      17,792        54,056
                                                                                -----------   -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                       $    92,636   $    66,848
                                                                                ===========   ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
    Unrealized (loss) on available-for-sale securities                          $      (441)  $    (2,084)
    Tax benefits on stock options and warrants exercised                                632           230

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Taxes Paid                                                                  $     5,175   $     3,588
    Interest Paid                                                                    11,427         7,288

Notes to consolidated financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    GENERAL

      The accompanying unaudited consolidated financial statements of Virginia Commerce Bancorp, Inc. and its subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions as of June 30, 2005 and December 31, 2004, the results of operations for the three and six months ended June 30, 2005 and 2004, and statements of cash flows and stockholders' equity for the six months ended June 30, 2005 and 2004. These statements should be read in conjunction with the Company's annual report on Form 10-K for the period ended December 31, 2004.

      Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

2.    INVESTMENT SECURITIES

      Amortized cost and fair value of securities available-for-sale and held-to-maturity as of June 30, 2005 are as follows (dollars in thousands):


                                                      -------------   ------------   ------------  ------------
                                                                          Gross          Gross
                                                         Amortized     Unrealized     Unrealized        Fair
                                                            Cost          Gains        (Losses)        Value
                                                      -------------   ------------   ------------  ------------
AVAILABLE-FOR-SALE:
U.S. Government Agency obligations                    $    99,671    $        98     $    (1,451)    $     98,318
Domestic corporate debt obligations                         6,000             35              --            6,035
Obligations of states and political subdivisions            1,285             78              --            1,363
Restricted stock:
  Federal Reserve Bank                                      1,442             --              --            1,442
  Federal Home Loan Bank                                    2,277             --              --            2,277
  Community Bankers' Bank                                      55             --              --               55
                                                      -----------    -----------     -----------     ------------
                                                      $   110,730    $       211     $    (1,451)    $    109,490
                                                      -----------    -----------     -----------     ------------

HELD-TO-MATURITY:
U.S. Government Agency obligations                    $    36,965    $       59      $       (74)    $     36,950
Obligations of states and political subdivisions            8,435           113              (69)           8,479
Domestic corporate debt obligations                           496            12               --              508
                                                      -----------    ----------      -----------     ------------
                                                      $    45,896    $      184      $      (143)    $     45,937
                                                      ===========    ==========      ===========     ============

                         VIRGINIA COMMERCE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

Amortized cost and fair value of securities available-for-sale and held-to-maturity as of December 31, 2004 are as follows (dollars in thousands):


                                                                                Gross         Gross
                                                           Amortized       Unrealized     Unrealized           Fair
                                                                Cost            Gains       (Losses)          Value
                                                       -------------    -------------   ------------    -----------
AVAILABLE-FOR-SALE:
U.S. Government Agency obligations                     $     100,955    $        207    $    (1,069)    $    100,093
U.S. Treasuries                                                9,962              --            (32)           9,930
Domestic corporate debt obligations                            6,000              20             --            6,020
Obligations of states and political subdivisions               1,263              75             --            1,338
Restricted stock:
  Federal Reserve Bank                                         1,442              --             --            1,442
  Federal Home Loan Bank                                       1,761              --             --            1,761
  Community Bankers' Bank                                         55              --             --               55
                                                       -------------    ------------    -----------     ------------
                                                       $     121,438    $        302    $    (1,101)    $    120,639
                                                       -------------    ------------    -----------     ------------
HELD-TO-MATURITY:
U.S. Government Agency obligations                     $      33,667    $        226    $       (23)    $     33,870
Obligations of states and political subdivisions               8,433             141           (124)           8,450
Domestic corporate debt obligations                              493              25             --              518
                                                       -------------    ------------    -----------     ------------
                                                       $      42,593    $        392    $      (147)    $     42,838
                                                       =============    ============    ===========     ============

The amortized cost of securities pledged as collateral for repurchase agreements, certain public deposits, and other purposes were $92.1 million and $66.4 million at June 30, 2005, and December 31, 2004, respectively.

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

Provided below is a summary of securities which were in an unrealized loss position at June 30, 2005, and December 31, 2004. Of the total securities in an unrealized loss position at June 30, 2005, 96.8%, or thirty-five positions, were U.S. Government Agency and Treasury obligations with maturities ranging from three months to fourteen years. As the Company has the ability and intent to hold these securities until maturity, or until such time as the value recovers, no declines are deemed to be other-than-temporary.

========================================================================================================================
At June 30, 2005                            LESS THAN 12 MONTHS          12 MONTHS OF LONGER                TOTAL
========================================================================================================================
                                           Fair         Unrealized     Fair        Unrealized       Fair      Unrealized
(Dollars in thousands)                     Value        Losses         Value       Losses           Value      Losses
------------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE:
U.S. Government Agency obligations         $24,390      $ (158)        $62,700     $(1,293)        $87,090      $(1,451)
------------------------------------------------------------------------------------------------------------------------
                                           $24,390      $ (158)        $62,700     $(1,293)        $87,090      $(1,451)
------------------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY:
U.S. Government Agency obligations         $20,148      $  (74)             --          --         $20,148      $   (74)
Obligations of states/political
subdivisions                                   974         (26)          2,540         (43)          3,514          (69)
------------------------------------------------------------------------------------------------------------------------
                                           $21,222      $ (100)        $ 2,540     $   (43)        $23,662      $  (143)
------------------------------------------------------------------------------------------------------------------------

                         VIRGINIA COMMERCE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

======================================================================================================================
At December 31, 2004                      LESS THAN 12 MONTHS       12 MONTHS OR LONGER              TOTAL
======================================================================================================================
                                            Fair    Unrealized        Fair       Unrealized      Fair       Unrealized
(Dollars in thousands)                      Value        Losses       Value      Losses          Value      Losses
----------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE:
U.S. Government Agency obligations         $81,350      $(1,069)       --          --           $81,350     $(1,069)
U.S. Treasuries                              9,930          (32)       --          --             9,930         (32)
----------------------------------------------------------------------------------------------------------------------
                                           $91,280      $(1,101)       --          --           $91,280     $(1,101)
----------------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY:
U.S. Government Agency obligations         $ 4,977      $   (23)       --          --            $4,977       $ (23)
Obligations of states/political
subdivisions                                 3,457         (124)       --          --             3,457        (124)
----------------------------------------------------------------------------------------------------------------------
                                           $ 8,434      $  (147)       --          --            $8,434      $ (147)
----------------------------------------------------------------------------------------------------------------------

3.  LOANS

Major classifications of loans, excluding loans held-for-sale, are summarized as follows:

                                                           June 30, 2005     December 31, 2004
                                                         ----------------   ------------------
                                                                 (In Thousand of Dollars)
    Commercial                                           $   105,654              $     88,725
    Real estate-one-to-four family residential               139,814                   125,089
    Real estate-multi-family residential                      57,033                    43,798
    Real estate-non-farm, non-residential                    509,930                   436,533
    Real estate-construction                                 301,303                   240,469
    Consumer                                                   6,708                     5,879
                                                         -----------              ------------
      Total Loans                                        $ 1,120,442              $    940,493
    Less unearned income                                       5,156                     4,309
    Less allowance for loan losses                            12,266                    10,402
                                                         -----------              ------------
      Loans, net                                         $ 1,103,020              $    925,782
                                                         ===========              ============

4.  EARNINGS PER SHARE

The following shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of diluted potential common stock. As of June 30, 2005, there were 112,430 anti-dilutive stock options outstanding. The weighted average number of shares for both periods presented, have been adjusted to give effect to a five-for-four stock split in the form of a 25% stock dividend in May 2005. Potential dilutive common stock had no effect on income available to common stockholders.


                                            Three Months Ended                                   Six Months Ended
                                            ------------------                                   ----------------

------------------------------------------------------------------------------------------------------------------------------------
                             June 30, 2005          June 30, 2004            June 30, 2005                   June 30, 2004
------------------------------------------------------------------------------------------------------------------------------------
                                                  Per                      Per                        Per                       Per
                                                Share                    Share                      Share                     Share
                                   Shares      Amount        Shares     Amount         Shares      Amount        Shares      Amount
                                   ------      ------        ------     ------         ------      ------        ------      ------
Basic earnings per share       13,995,910       $0.32    12,859,189      $0.27     13,989,829       $0.63    12,614,003       $0.52
Effect of dilutive
securities:
  Stock options                   959,942                 1,034,834                   958,457                 1,046,436
  Warrants                                                   56,638                        --                    57,000
                               ----------                ----------                ----------                ----------
Diluted earnings per share     14,955,852       $0.30    13,950,661      $0.25     14,948,286        $.59    13,717,439       $0.47
                               ==========       =====    ==========      =====     ==========        ====    ==========       =====

5. STOCK COMPENSATION PLAN

At June 30, 2005, the Company had a stock-based compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share for the six months ended June 30, 2005, and 2004 had the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, been adopted.


                                                                  SIX MONTHS ENDED
---------------------------------------------------------------------------------------------
(Dollars in thousands except per share amounts)         JUNE 30, 2005          JUNE 30, 2004
---------------------------------------------------------------------------------------------
NET INCOME, AS REPORTED                                      $8,784                 $6,524
Deduct: total stock-based employee compensation
 expense determined based on fair value
 method of awards, net of tax                                  (355)                  (256)
PRO FORMA NET INCOME                                         $8,429                 $6,268
BASIC EARNINGS PER SHARE:
As reported                                                   $0.63                  $0.52
Pro forma                                                     $0.60                  $0.50
DILUTED EARNING PER SHARE:
As reported                                                   $0.59                  $0.47
Pro Forma                                                     $0.56                  $0.46

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2005, and 2004, respectively: price volatility of 21.98% and 29.61%, risk-free interest rates of 4.22% and 4.37%, dividend rate of ..02% and expected lives of 10 years.

                         VIRGINIA COMMERCE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

6. CAPITAL REQUIREMENTS

A comparison of the Company's and its wholly-owned subsidiary's, Virginia Commerce Bank (the "Bank") capital ratios as of June 30, 2005 with the minimum regulatory guidelines is as follows:


                                                                                 Minimum              Minimum to be
                                                         Actual                Guidelines          "Well-Capitalized"
                                                         ------                ----------          ------------------
Total Risk-Based Capital:
     Company                                             10.99%                   8.00%                        --
     Bank                                                10.84%                   8.00%                     10.00%

  Tier 1 Risk-Based Capital:
     Company                                              9.97%                   4.00%                        --
     Bank                                                 8.32%                   4.00%                      6.00%
  Leverage Ratio:
      Company                                             9.15%                   4.00%                        --
      Bank                                                7.65%                   4.00%                      5.00%

7.  OTHER BORROWED MONEY AND LINES OF CREDIT

The Bank maintains a $209.0 million line of credit with the Federal Home Loan Bank of Atlanta. The interest rate and term of each advance from the line is dependent upon the advance and commitment type. Advances on the line are secured by all of the Bank's qualifying first liens, second liens and home equity lines-of-credit on one-to-four unit single-family dwellings. As of June 30, 2005, the book value of these qualifying loans totaled approximately $94.4 million and the amount of available credit using this collateral was $56.9 million. Advances on the line of credit, in excess of this amount, require pledging of additional assets including other types of loans and investment securities. As of June 30, 2005, the Bank had no advances outstanding. The Bank has additional short-term lines of credit totaling $62 million with nonaffiliated banks at June 30, 2005, on which no amount was outstanding at that date.

8. TRUST PREFERRED SECURITIES

On November 13, 2002, the Company completed a private placement issuance of $3.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust I) which issued $100,000 in common equity to the Company. The securities bear a floating rate of interest, adjusted semi-annually, of 340 basis points over six month Libor, currently 6.89%, with a maximum rate of 12.0% until November 15, 2007. The securities have a thirty year term and are callable at par beginning November 15, 2007. On December 19, 2002, the Company completed a separate private placement issuance of $15.0 million of trust preferred securities through another newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust II) which issued $470,000 in common equity to the Company. These securities bear a floating rate of interest, adjusted semi-annually, of 330 basis points over six month Libor, currently 6.96%, with a maximum rate of 11.9% until December 30, 2007. These securities also have a thirty year term and are callable at par beginning December 30, 2007. The principal asset of each trust is a similar amount of the Company's junior subordinated debt securities with like maturities and interest rates to the trust preferred securities. The obligations of the Company with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of each Trust's obligations with respect to the trust preferred securities to the extent set forth in the related guarantees. Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, resulting in a deferral of distribution payments on the related trust preferred securities.

The Trust Preferred Securities may be included in Tier 1 capital for regulatory capital adequacy purposes up to 25.0% of Tier 1 capital after its inclusion. The portion of the trust preferred securities not qualifying as Tier 1 capital may be included as part of total qualifying capital in Tier 2 capital. All of the trust preferred securities currently qualify for inclusion in Tier 1 capital.

9. SEGMENT REPORTING

In accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" the Company has two reportable segments, its community banking operations and its mortgage banking division. Community banking operations, the major segment, involves making loans and gathering deposits from individuals and businesses in the Bank's market area, while the mortgage banking division originates and sells mortgage loans, serving released, on one-to-four family residential properties. Revenues from mortgage lending consist of interest earned on mortgage loans held-for-sale, loan origination fees, and net gains on the sale of loans in the secondary market. The Bank provides the mortgage division with short-term funds to originate loans and charges it interest on the funds based on what the Bank earns on overnight funds. Expenses include both fixed overhead and variable costs on originated loans such as loan officer commissions, document preparation and courier fees. The following table presents segment information for the six months ended June 30, 2005, and 2004. Eliminations consist of overhead and interest charges by the Bank to the mortgage lending division.


-------------------------------------------------------------------------------------------------------------------
                                                                    SIX MONTHS ENDED JUNE 30, 2005
-------------------------------------------------------------------------------------------------------------------
(In thousands)                                        Community          Mortgage
                                                       Banking           Lending     Eliminations          Total
-------------------------------------------------------------------------------------------------------------------
  Interest income                                     $   38,467          $    255      $    --          $   38,722
  Non-interest income                                      1,301             1,461           --               2,762
--------------------------------------------------------------------------------------------------------------------
     Total operating income                           $   39,768          $  1,716      $    --          $   41,484

  Interest expense                                    $   12,443          $    126      $  (126)         $   12,443
  Provision for loan losses                                1,862                --           --               1,862
  Non-interest expense                                    12,427             1,382          (24)             13,785
     Total operating expense                          $   26,732          $  1,508      $  (150)         $   28,090
--------------------------------------------------------------------------------------------------------------------
Income before taxes on income                         $   13,036          $    208      $   150          $   13,394
Provision for income taxes                                 4,537                73           --               4,610
--------------------------------------------------------------------------------------------------------------------
Net Income                                            $    8,499          $    135      $   150          $    8,784
--------------------------------------------------------------------------------------------------------------------

Total Assets                                          $1,376,786          $ 17,244      $    --          $1,394,030
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
                                                                    SIX MONTHS ENDED JUNE 30, 2004
--------------------------------------------------------------------------------------------------------------------
(In thousands)                                        Community            Mortgage
                                                       Banking              Lending     Eliminations       Total
--------------------------------------------------------------------------------------------------------------------
  Interest income                                     $   25,918           $     188     $    --         $   26,106
  Non-interest income                                      1,259               1,552          --              2,811
-------------------------------------------------------------------------------------------------------------------
     Total operating income                           $   27,177           $   1,740     $    --         $   28,917

  Interest expense                                    $    7,387           $      28     $   (28)        $    7,387
  Provision for loan losses                                1,307                  --          --              1,307
  Non-interest expense                                     9,141               1,209         (24)            10,326
     Total operating expense                          $   17,835           $   1,237     $   (52)        $   19,020
-------------------------------------------------------------------------------------------------------------------
Income before taxes on income                         $    9,342           $     503     $    52         $    9,897
Provision for income taxes                                 3,196                 177          --              3,373
-------------------------------------------------------------------------------------------------------------------
Net Income                                            $    6,146           $     326     $    52         $    6,524
-------------------------------------------------------------------------------------------------------------------

Total Assets                                          $1,039,678           $  10,614     $    --         $1,050,292
-------------------------------------------------------------------------------------------------------------------

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

General

The following presents management's discussion and analysis of the consolidated financial condition and results of operations of Virginia Commerce Bancorp, Inc. and subsidiaries (the "Company") as of the dates and for the periods indicated. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto, and other financial data appearing elsewhere in this report. The Company is the parent bank holding company for Virginia Commerce Bank (the "Bank"), a Virginia state-chartered bank that commenced operations in May 1988. The Bank pursues a traditional community banking strategy, offering a full range of business and consumer banking services through eighteen branch offices, two residential mortgage offices and one investment services office.

Headquartered in Arlington, Virginia, Virginia Commerce serves the Northern Virginia suburbs of Washington, D.C., including Arlington, Fairfax, Fauquier, Loudoun and Prince William Counties and the cities of Alexandria, Fairfax, Falls Church, Manassas and Manassas Park. Its service area also covers, to a lesser extent, Washington, D.C. and the nearby Maryland counties of Montgomery and Prince Georges. The Bank's customer base includes small-to-medium size businesses including firms that have contracts with the U.S. government, associations, retailers and industrial businesses, professionals and their firms, business executives, investors and consumers. Additionally, the Bank has strong market niches in commercial real estate and construction lending, and operates its residential mortgage lending division as its only other business segment.

Critical Accounting Policies

During the quarter ended June 30, 2005 there were no changes in the Company's critical accounting policies as reflected in the last report.

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

Results of Operations

 For the six months ended June 30, 2005, the Bank continued to experience significant growth in assets, loans and deposits, opened three additional branch locations, and increased earnings by $2.3 million, or 34.6%, over the same period in 2004. Total assets increased $254.7 million, or 22.4%, from $1.139 billion at December 31, 2004, to $1.394 billion at June 30, 2005, as deposits grew $251.1 million, or 25.9%, from $971.0 million at December 31, 2004, to $1.222 billion. On a diluted per share basis, earnings for the six months ended June 30, 2005, were $0.59 compared to $0.47 for the same period in 2004, an increase of 25.5%. The year-over-year increase was due to a 40.4% increase in net interest income that more than offset higher loan loss provisions, slightly lower non-interest income and a 33.5% increase in non-interest expense.

Loans, net of the allowance for loan losses, increased $177.2 million, or 19.1%, from $925.8 million at December 31, 2004, to $1.103 billion at June 30, 2005, and represented 90.3% of total deposits at June 30, 2005, compared to 95.4% at December 31, 2004. The majority of the growth in loans occurred in construction and non-farm, non-residential real estate loans with construction loans increasing $60.8 million, or 25.3%, from $240.5 million at December 31, 2004, to $301.3 million at June 30, 2005, and non-farm, non-residential real estate loans increasing by $73.4 million, or 16.8%, from $436.5 million at December 31, 2004, to $509.9 million. Commercial loans also experienced significant growth rising $16.9 million, or 19.1%.

Total deposit growth of $251.1 million included an increase in demand deposits of $64.0 million, or 43.2%, from $148.1 million at December 31, 2004, to $212.1 million at June 30, 2005, a decline in savings and interest-bearing demand deposits of $2.3 million, and an increase in time deposits of $189.4 million, or 38.6%, from $490.5 million at December 31, 2004, to $679.9 million. The majority of the Bank's deposits are attracted from individuals and businesses in the Northern Virginia and the Metropolitan Washington, D.C. area, and the interest rates the Bank pays are generally near the top of the local market. As short-term interest rates climbed over the last six months, depositors in savings and interest-bearing demand deposits took advantage of higher time deposit rates while loan demand necessitated some special advertised rates on time deposits ranging from six months to two years.

As a result of declines in savings and interest-bearing demand deposits and a $102.8 million increase in loans, in the first quarter of 2005, time deposits and other borrowings increased by $63.1 million and $31.0 million, respectively. In the second quarter, loan growth was slower at $74.4 million while demand deposits increased $42.9 million and time deposits increased by $126.3 million. This allowed for the repayment of the $31.0 million in other borrowings, which were on an overnight floating rate basis, and an increase in federal funds sold of $66.2 million to provide funding for a strong existing loan pipeline in the third quarter of 2005.

For the six months ended June 30, 2005, net income of $8.8 million reflected an increase of 34.6% compared to $6.5 million for the six months ended June 30, 2004, as net interest income increased $7.6 million, or 40.4%, due to strong loan growth and an increase in the net interest margin from 4.18% in 2004, to 4.35%, while non-interest income fell $49 thousand, or 1.7%, due to lower fees and net gains from mortgage lending operations and non-interest expense increased $3.5 million, or 33.5%. Provisions for loan losses increased $555 thousand, or 42.4%, from $1.3 million for the six months ended June 30, 2004, to $1.9 million for the six months ended June 30, 2005, as loans, net of the allowance for loan losses, increased by $177.2 million over the six month period versus growth of $125.3 million in the six months ended June 30, 2004, and non-performing assets were also higher. Diluted earnings per share, adjusted giving effect to a five-for-four stock split in the form of a 25% stock dividend in May 2005, of $0.59 were up $0.12, or 25.5%, from $0.47 for the comparable period in 2004. The Company's annualized return on average assets and return on average equity were 1.41% and 18.43% for the current six month period compared to 1.38% and 21.26% for the six months ended June 30, 2004.

For the three months ended June 30, 2005, net income of $4.5 million increased $1.1 million, or 29.8%, compared to $3.4 million for the same period in 2004 as net interest income rose $3.8 million again, on strong loan growth and a higher net interest margin, while non-interest income was down by $59 thousand due to lower levels of mortgage lending activity and non-interest expenses were up $2.0 million, or 37.7%. Provisions for loan losses were also up during the period, from $820 thousand for the three months ended June 30, 2004, to $1.0 million in the current period, due to loan growth and an increase in non-performing assets. Diluted earnings per share increased $0.05, or 20.0%, from $0.25 for the three months ended June 30, 2004, to $0.30 for the three month period ended June 30, 2005. The return on average assets and return on average equity were 1.37% and 18.21% for the three months ended June 30, 2005, compared to 1.38% and 21.12% for the same period in 2004.

Overall, a higher net interest margin for both the three and six month periods ended June 30, 2005, together with strong loan growth, more than offset slightly lower levels of non-interest income, high loan loss provisions and significantly higher non-interest expenses due to the opening of five new branch locations, the hiring of additional loan officers, higher advertising and public relations expenses, and other staffing and facilities expansion necessary to support the Company's significant growth.

Stockholders' equity increased $9.6 million, or 10.5%, from $91.3 million at December 31, 2004, to $100.9 million at June 30, 2005, on earnings of $8.8 million, $1.1 million in proceeds and tax benefits from the exercise of stock options and warrants by Company directors and officers, and a decrease of $287 thousand in other comprehensive income, net of tax. On May 9, 2005, the Company paid a five-for-four stock split in the form of a 25% stock dividend increasing the number of shares outstanding by 2,797,374. As a result of the stock dividend and the exercise of options and warrants, total shares outstanding as of June 30, 2005, were 14,002,959.

Net Interest Income

Net interest income is the excess of interest earned on loans and investments over the interest paid on deposits and borrowings. The Company's net interest income increased $7.6 million, or 40.4%, from $18.7 million for the six months ended June 30, 2004, to $26.3 million for the six month period ended June 30, 2005, and increased $3.9 million, or 39.6%, from $9.7 million for the three months ended June 30, 2004, to $13.6 million for the three months ended June 30, 2005. Increases for both periods were due to significant growth in earning assets and an increase in the net interest margin from 4.05% in the second quarter of 2004 to 4.30% for the current three-month period and from 4.18% for the six months ended June 30, 2004, to 4.35% year-to-date.

The Company's yields on earning assets and costs of interest-bearing liabilities have continued to increase along with market interest rates since mid 2004. For the six months ended June 30, 2005, the yield on earning assets increased fifty-eight basis points from 5.82% for the six months ended June 30, 2004, to 6.40% for the six months ended June 30, 2005, while the average rate paid on interest-bearing liabilities rose fifty-five basis points from 1.99% to 2.54%. For the three month period ended June 30, 2005, the yield on earning assets increased eighty-one basis points to 6.46% and the cost of interest-bearing liabilities climbed seventy-two basis points to 2.70%. The Company expects that with continuing increases in rates by the Federal Reserve, loan yields will continue to rise; however, despite those increases in loan yields, the net interest margin may decline in the second half of 2005 as a result of the pricing influence of competitive market rates on interest-bearing deposits.

The following tables show the average balance sheets for each of the three months and six months ended June 30, 2005, and 2004. In addition, the amounts of interest earned on earning assets, with related yields on a tax-equivalent basis, and interest expense on interest-bearing liabilities, with related rates, are shown. Loans placed on a non-accrual status are included in the average balances. Net loan fees and late charges included in interest income on loans totaled $989 thousand and $650 thousand for the three month period ended June 30, 2005 and 2004, respectively, and totaled $2.0 million and $1.2 million for the six month periods.


                                                ---------------------------------------------------------------------------------
                                                                           Three months ended June 30,
                                                ---------------------------------------------------------------------------------
                                                                 2005                                        2004
                                                --------------------------------------     --------------------------------------
                                                               Interest      Average                       Interest      Average
                                                   Average      Income-       Yields           Average      Income-        Yields
(Dollars in thousands)                             Balance      Expense       /Rates           Balance      Expense       /Rates
                                                ------------  ----------  ------------     ------------   ------------  ---------
ASSETS
Securities (1)                                   $   162,191  $    1,454        3.63%      $    149,753   $      1,372      3.72%
Loans, net of unearned income                      1,086,567      18,823        6.85%           765,987         12,090      6.24%
Interest-bearing deposits at other banks               1,017           7        2.68%                --             --         --
Federal funds sold                                    18,541         138        2.94%            49,443            111      0.89%
                                                 -----------  ----------   ----------      ------------   ------------  ---------
TOTAL INTEREST-EARNING ASSETS                    $ 1,268,316  $   20,422        6.46%      $    965,183   $     13,573      5.65%
Other assets                                          40,282                                     32,103
                                                 -----------                               ------------
TOTAL ASSETS                                     $ 1,308,598                               $    997,286
                                                 ===========                               ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts                                   $   211,209  $      900        1.71%      $    205,528    $       680      1.33%
  Money market accounts                              105,470         443        1.68%           118,022            405      1.38%
  Savings accounts                                    20,288          28        0.55%            19,427             27      0.55%
  Time deposits                                      596,327       4,765        3.21%           384,835          2,497      2.60%
                                                 -----------  ----------   ----------      ------------    -----------  ---------
Total interest-bearing deposits                  $   933,294  $    6,136        2.64%      $    727,812    $     3,609      1.99%
Securities sold under agreement to repurchase
  and federal funds purchased                         48,041         279        2.33%            35,996             36      0.39%
Other borrowed funds                                  20,440         163        3.20%                --             --         --
Trust preferred capital notes                         18,000         278        6.12%            18,000            208      4.58%
                                                 -----------  ----------   ----------      ------------    -----------  ---------
TOTAL INTEREST-BEARING LIABILITIES               $ 1,019,775  $    6,856        2.70%      $    781,808    $     3,853      1.98%
Demand deposits and other liabilities                190,504                                    150,199
                                                 -----------                               ------------
TOTAL LIABILITIES                                $ 1,210,279                               $    932,007
Stockholders' equity                                  98,319                                     65,279
                                                 -----------                               ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 1,308,598                               $    997,286
                                                 ===========                               ============
Interest rate spread                                                            3.76%                                       3.67%
Net interest income and margin                                $   13,566        4.30%                       $    9,720      4.05%

(1) Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders' equity. Average yields on securities are stated on a tax equivalent basis, using a 35% rate.


                                              -----------------------------------------------------------------------------------
                                                                          Six months ended June 30,
                                              -----------------------------------------------------------------------------------
                                                               2005                                         2004
                                              ---------------------------------------     ---------------------------------------
                                                             Interest      Average                       Interest     Average
                                                Average       Income-        Yields          Average       Income-       Yields
(Dollars in thousands)                          Balance       Expense       /Rates           Balance       Expense      /Rates
                                              ------------- ------------  -----------     ------------  ------------   ----------
ASSETS
Securities (1)                                $    163,459  $     2,926        3.63%      $    144,202  $      2,728      3.84%
Loans, net of unearned income                    1,045,702       35,631        6.78%           727,637        23,220      6.31%
Interest-bearing deposits at other banks             1,014           13        2.53%                --            --         --
Federal funds sold                                  10,443          152        2.89%            33,964           158      0.92%
                                              ------------  -----------  -----------      ------------  ------------  ----------
TOTAL INTEREST-EARNING ASSETS                 $  1,220,618  $    38,722        6.40%      $    905,803  $     26,106      5.82%
Other assets                                        38,524                                      42,005
                                              ------------                                ------------
TOTAL ASSETS                                  $  1,259,142                                $    947,808
                                              ============                                ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts                                $    207,287  $     1,661        1.62%      $    205,986  $      1,367      1.34%
  Money market accounts                            104,300          815        1.58%           114,072           789      1.40%
  Savings accounts                                  20,286           55        0.55%            19,245            52      0.55%
  Time deposits                                    559,068        8,440        3.04%           357,145         4,693      2.65%
                                              ------------  -----------  -----------      ------------  ------------  ----------
Total interest-bearing deposits               $    890,941  $    10,971        2.48%      $    696,448  $      6,901      2.00%
Securities sold under agreement to
  repurchase and federal funds purchased            52,068          548        2.12%            34,226            67      0.39%
Other borrowed funds                                25,425          374        2.97%               617             4      1.23%
Trust preferred capital notes                       18,000          550        6.08%            18,000           415      4.59%
                                              ------------  -----------  -----------      ------------  ------------  ----------
TOTAL INTEREST-BEARING LIABILITIES            $    986,434  $    12,443        2.54%      $    749,291  $      7,387      1.99%
Demand deposits and other liabilities              176,573                                     136,981
                                              ------------                                ------------
TOTAL LIABILITIES                             $  1,163,007                                $    886,272
Stockholders' equity                                96,135                                      61,536
                                              ------------                                ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  1,259,142                                $    947,808
                                              ============                                ============
Interest rate spread                                                           3.86%                                       3.83%
Net interest income and margin                              $    26,279        4.35%                    $      18,719      4.18%


(1) Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders' equity. Average yields on securities are stated on a tax equivalent basis, using a 35% rate.

Allowance for Loan Losses / Provision for Loan Loss Expense

The provision for loan losses is based upon management's estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. For the six months ended June 30, 2005, the Bank recorded a net recovery of $2 thousand compared to a net recovery of $4 thousand for the same period in 2004, while the provision for loan loss expense for the first six months of 2005 was $1.9 million compared to $1.3 million in 2004. As a result, the total allowance for loan losses increased by $1.9 million, or 17.9%, from $10.4 million at December 31, 2004, to $12.3 million at June 30, 2005. The increase in the provision for loan loss expense is reflective of the significant growth in loans during the period with total loans increasing $179.9 million, or 19.1%, and an increase in non-performing assets and past due loans from $1.2 million at December 31, 2004, to $3.8 million at June 30, 2005.

Management feels that the allowance for loan losses is adequate at June 30, 2005. However, there can be no assurance that additional provisions for loan losses will not be required in the future, including as a result of possible changes in the economic assumptions underlying management's estimates and judgments, adverse developments in the economy, on a national basis or in the Company's market area, or changes in the circumstances of particular borrowers.

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

The following schedule summarizes the changes in the allowance for loan losses:


                                                        Six Months          Six Months           Twelve Months
                                                          Ended                Ended                 Ended
                                                      June 30, 2005        June 30, 2004       December 31, 2004
                                                    ----------------------------------------------------------------
                                                                       (In Thousands of Dollars)

Allowance, at beginning of period                         $ 10,402            $ 7,457                 $ 7,457
Provision charged against income                             1,862              1,307                   2,989
Recoveries:
   Consumer loans                                                5                 12                       6
   Commercial loans                                             --                  2                      12
Losses charged to reserve:
   Consumer loans                                               (3)               (10)                    (62)
                                                          --------            -------                --------
Net (charge-offs) recoveries                                     2                  4                     (44)
Allowance, at end of period                               $ 12,266            $ 8,768                $ 10,402
                                                          ========            =======                ========

Ratio of net charge-offs to average total loans
outstanding during period                                      n/a                n/a                    .01%
Allowance for loan losses to total loans                     1.09%              1.11%                   1.11%

Risk Elements and Non-performing Assets

Non-performing assets consist of non-accrual loans, impaired loans, restructured loans, and other real estate owned (foreclosed real properties). The total non-performing assets and loans that are ninety days or more past due and still accruing interest increased 216.9% from $1.2 million at December 31, 2004, to $3.8 million at June 30, 2005, and increased $3.6 million, or 1,611.6%, from $224 thousand at June 30, 2004. The increase in both periods was due to $1.0 million in loans ninety days past due for which the majority are current as to interest and in the process of renewal and three loans to two borrowers for a total of $2.8 million which have been classified as impaired. Of the $2.8 million, $2.3 million is well-secured by real estate.

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

The ratio of non-performing assets and loans past due ninety days and still accruing to total loans increased from 0.13% at December 31, 2004, to 0.34% at June 30, 2005, and increased from 0.03% at June 30, 2004. As noted above, the increase in the ratio for both periods was due to $1.0 million in ninety day past due loans and $2.8 million in impaired loans. The Company expects its ratio of non-performing assets to total loans to remain low relative to its peers; however, it could increase due to an aggregate of $3.1 million in other identified potential problem loans, to seven borrowers, as of June 30, 2005, for which management has identified risk factors that may result in them not being repaid in accordance with their terms although the loans are generally well-secured and are currently performing. At December 31, 2004, this same category of other identified potential problem loans was $1.7 million.

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

Total non-performing assets consist of the following:


                                              June 30, 2005            June 30, 2004           December 31, 2004
                                          ---------------------------------------------------------------------------
                                                                  (In Thousands of Dollars)

Non-accrual loans                               $    16                    $   9                    $    18
Impaired loans                                    2,815                      203                      1,192
                                                -------                      ---                    -------
  Total non-performing assets                   $ 2,831                    $ 212                    $ 1,210
Loans past due 90 days and still
  accruing                                        1,003                       12                         --
  Total non-performing assets and
   loans past due 90 days and
   still accruing                               $ 3,834                    $ 224                    $ 1,210
                                                =======                    =====                    =======

     As a percentage of total loans               0.34%                    0.03%                      0.13%
     As a percentage of total assets              0.28%                    0.02%                      0.11%

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

 At June 30, 2005, the Company had $868.3 million, or 77.5%, of total loans concentrated in commercial real estate. Commercial real estate for purposes of this discussion includes all construction loans, loans secured by multi-family residential properties and loans secured by non-farm, non-residential properties. At December 31, 2004, commercial real estate loans were $720.8 million, or 76.6%, of total loans. Total construction loans of $301.3 million at June 30, 2005, represented 26.9% of total loans, loans secured by multi-family residential properties of $57.0 million represented 5.1% of total loans, and loans secured by non-farm, non-residential properties of $509.9 million represented 45.5%.

Construction loans at June 30, 2005, included $205.3 million in loans to commercial builders of single family residential property and $19.5 million to individuals on single family residential property, representing 18.3% and 1.7% of total loans, respectively, and together representing 20% of total loans. These loans are made to a number of unrelated entities and generally have a term of twelve to eighteen months. In addition the Company had $76.5 million of construction loans on non-residential commercial property at June 30, 2005, representing 6.8% of total loans. These total construction loans of $301.3 million include $134.9 million in land acquisition and or development loans on residential property and $40.9 million in land acquisition and or development loans on commercial property, together totaling $175.8 million, or 15.7% of total loans. Adverse developments in the Northern Virginia real estate market or economy including substantial increases in mortgage interest rates, slower housing sales, and increased commercial property vacancy rates could have an adverse impact on these groups of loans and the Bank's income and financial position. At June 30, 2005, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

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

Non-Interest Income

Non-interest income decreased $49 thousand, or 1.7%, from just over $2.8 million for the six months ended June 30, 2004, to slightly under $2.8 million for the same period ended June 30, 2005. Fees and net gains on loans held-for-sale were $91 thousand lower while deposit account service charges and other fees were up $40 thousand. For the three months ended June 30, 2005, non-interest income was down $59 thousand, or 3.7%, from $1.6 million in 2004, to slightly over $1.5 million in the current period. The decline was again due to lower fees and net gains on mortgage loans held-for-sale which fell $105 thousand while deposit account service charges and other fees were up $40 thousand.

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

Non-Interest Expense

For the three months ended June 30, 2005, non-interest expense increased $2.0 million, or 37.7%, compared to the same period in 2004, and increased $3.5 million, or 33.5%, from $10.3 million for the six months ended June 30, 2004, to $13.8 million for the six months ended June 30, 2005. Salaries and benefits were up $1.3 million and $2.2 million for the three and six month periods ending June 30 due to the addition of five new branches, additional loan officers and support staff, and higher commissions on loan growth, while occupancy expenses rose by $314 thousand and $480 thousand for the three and six month periods, again due to the five new branch locations over the past year. Other operating expenses increased by $356 thousand for the three months ended June 30, 2005, and increased by $658 thousand for the six month period due mostly to higher advertising, public relations, franchise taxes and professional fees. Despite these non-interest expense increases, the efficiency ratio remains strong at 48.1% and is expected to remain below 50% for the foreseeable future, although than can be no assurance.

Provision for Income Taxes

The Company's income tax provisions are adjusted for non-deductible expenses and non-taxable interest after applying the U.S. federal income tax rate of 35%. The provision for income taxes totaled $2.3 million and $1.8 million for the three months ended June 30, 2005 and 2004, respectively, and totaled $4.6 million and $3.4 million for the six month periods. The effects of non-deductible expenses and non-taxable income on the Company's income tax provisions are minimal.

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

The Company measures total liquidity through cash and cash equivalents, securities available-for-sale, mortgage loans held-for-sale, other loans and investment securities maturing within one year, less securities pledged as collateral for repurchase agreements, public deposits and other purposes, and less any outstanding federal funds purchased. These liquidity sources increased $103.9 million, or 32.4%, from $320.8 million at December 31, 2004, to $424.7 million at June 30, 2005, as the amount of loans and investment securities maturing within one-year increased by $42.9 million and the level of fed funds sold increased $66.2 million.

Additional sources of liquidity available to the Company include the capacity to borrow funds through established short-term lines of credit with various correspondent banks, and the Federal Home Loan Bank of Atlanta. Available funds from these liquidity sources were approximately $271.0 million and $192.8 million at June 30, 2005, and December 31, 2004, respectively. The Bank's line of credit with the Federal Home Loan Bank of Atlanta, which requires the pledging of collateral in the form of certain loans and/or securities, is approximately $209.0 million of the $271.0 million as of June 30, 2005.

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

Commitments to extend credit which amounted to $442.1 million at June 30, 2005, and $361.3 million at December 31, 2004, represent legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At June 30, 2005, and December 31, 2004, the Company had $23.1 million and $18.3 million, respectively, in outstanding standby letters of credit.

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

The capital position of the Bank continues to meet regulatory requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios. Tier 1 capital consists of common and qualifying preferred stockholders' equity less goodwill. Total risk-based capital consists of Tier 1 capital, qualifying subordinated debt, and a portion of the allowance for loan losses. Risk-based capital ratios are calculated with reference to risk-weighted assets. The leverage ratio compares Tier 1 capital to total average assets for the most recent quarter end. The Bank's Tier 1 risk-based capital ratio was 8.32% at June 30, 2005, compared to 9.01% at December 31, 2004. The total risk-based capital ratio was 10.84% at June 30, 2005, compared to 11.82% at December 31, 2004. These ratios are in excess of the mandated minimum requirement of 4.00% and 8.00%, respectively. The Bank's leverage ratio was 7.65% at June 30, 2005, compared to 8.09% at December 31, 2004, and is also in excess of the mandated minimum requirement of 4.00%. Based on these ratios, the Bank is considered "well capitalized" under regulatory prompt corrective action guidelines. The Company's Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage ratio was 9.97%, 10.99% and 9.15%, respectively, at June 30, 2005. The declines in capital ratios for the six months ended June 30, 2005, was due to the significant level of growth in assets.

 The Federal Reserve has revised the capital treatment of trust preferred securities in light of recent accounting pronouncements and interpretations regarding variable interest entities, which have been read to encompass the subsidiary trusts established to issue trust preferred securities, and to which the Company issued subordinated debentures. As a result, the capital treatment of trust preferred securities has been revised to provide that in the future, such securities can be counted as Tier 1 capital at the holding company level, together with certain other restricted core capital elements, up to 25% of total capital (net of goodwill), and any excess as Tier 2 capital up to 50% of Tier 1 capital. At June 30, 2005, trust preferred securities represented 15.0% of the Company's tier one capital and 13.6% of its total qualifying capital. Future trust preferred issuances to increase holding company capital levels may not be available to the same extent as currently used. The Company may be required to raise additional equity capital, through the sale of common stock or other means, sooner than it would do otherwise.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement No. 154, ("SFAS No. 154") "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3." The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement. " The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Corporation does not anticipate this revision will have a material effect on its financial statements.

On December 16, 2004, FASB issued Statement No. 123R (revised 2004), "Share-Based Payment," (FAS 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. The effective date of FAS 123R (as amended by the SEC) is for annual periods beginning after June 15, 2005. The provisions of FAS 123R do not have an impact on the Corporation's results of operations at the present time.

In March 2005, the SEC issued Staff Accounting Bulleting No. 107 (SAB 107). SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff's view regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not impact the Corporation's results of operations at the present time.

In November 2004, the Emerging Issues Task Force ("EITF") published Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within U.S. Generally Accepted Accounting Principles ("GAAP") when developing its views. The Task Force also requested that the scope of the impairment issue be expanded to include equity investments and investments subject to FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and that the issue be addressed by the Task Force as a separate EITF issue. At the EITF meeting, the Task Force reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities accounted for under Statement 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Board ratified the consensus on that one issue at its November 25, 2004 meeting. In September 2004, the Financial Accounting Standards Board ("FASB") directed the FASB staff to issue two proposed FASB Staff Positions ("FSP"): Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. In June 2005, the FASB reach a decision whereby they declined to provide additional guidance on the meaning of other-than-temporary impairment. The Board directed the FASB staff to issue EITF 03-1a as final and to draft a new FSP that will replace EITF 03-01. The final FSP (retitled FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and it Application to Certain Investments") would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Corporation does not anticipate this revision will have a material effect on its financial statements

Internet Access To Company Documents

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

One of the tools used by the Company to assess interest sensitivity on a monthly basis is the static gap analysis that measures the cumulative differences between the amounts of assets and liabilities maturing or repricing within various time periods. It is the Company's goal to limit the one-year cumulative difference to plus or minus 10% of total interest-earning assets in an attempt to limit changes in future net interest income from sudden changes in market interest rates. The following table shows a gap analysis reflecting the earlier of the maturity or repricing dates for various assets and liabilities as of June 30, 2005. At that point in time, the Company had a cumulative net liability sensitive twelve-month gap position of $97.0 million, or a positive 7.2% of total interest-earning assets.

This position would generally indicate that over a period of one-year net interest earnings should increase in a rising interest rate environment as more assets would reprice than liabilities and should decline in a falling interest rate environment. However, this measurement of interest rate risk sensitivity represents a static position as of a single day and is not necessarily indicative of the Company's position at any other point in time, does not take into account the sensitivity of yields and costs of specific assets and liabilities to changes in market rates, and it does not take into account the specific timing of when changes to a specific asset or liability will occur. More accurate measures of interest sensitivity are provided to the Company using earnings simulation models.


At June 30, 2005                                                    Interest Sensitivity Periods
                                         -----------------------------------------------------------------------------------
                                                  Within          91 to 365      Over 1 to 5          Over
(Dollars in thousands)                           90 Days               Days            Years       5 Years            Total
                                         ---------------- ------------------ ---------------- ------------- ----------------
INTEREST EARNING ASSETS
Securities, at amortized cost                  $  58,378          $  35,032        $  34,304      $ 29,931       $  157,645
Federal funds sold                                66,198                 --               --            --           66,198
Loans, net of unearned income                    531,052            128,055          433,354        40,069        1,132,530
---------------------------------------- ---------------- ------------------ ---------------- ------------- ----------------
Total interest earning assets                  $ 655,628          $ 163,087        $ 467,658      $ 70,000       $1,356,373
---------------------------------------- ---------------- ------------------ ---------------- ------------- ----------------
INTEREST-BEARING LIABILITIES
NOW accounts                                   $  85,828          $  76,395        $  44,349      $     --       $  206,572
Money market accounts                             44,698             43,206           14,995            --          102,899
Savings accounts                                   1,651              5,158           13,824            --           20,633
Time deposits                                     40,482            358,317          281,099             2          679,900
Securities sold under agreement to
  repurchase and federal funds                    47,986                 --               --            --           47,986
  purchased
Trust preferred capital notes                         --             18,000               --            --           18,000
---------------------------------------- ---------------- ------------------ ---------------- ------------- ----------------
Total interest-bearing liabilities             $ 220,645          $ 501,076        $ 354,267     $       2       $1,075,990
---------------------------------------- ---------------- ------------------ ---------------- ------------- ----------------
Cumulative maturity / interest                 $ 434,983          $  96,994        $ 210,385     $ 280,383       $  280,383
  sensitivity gap
As % of total earnings assets                      32.07%              7.15%           15.51%        20.67%
---------------------------------------- ---------------- ------------------ ---------------- ------------- ----------------

In order to more closely measure interest sensitivity, the Company uses earnings simulation models on a quarterly basis. These models utilize the Company's financial data and various management assumptions as to growth and earnings to forecast a base level of net interest income and earnings over a one-year period. This base level of earnings is then shocked assuming a sudden 200 basis points increase or decrease in interest rates. The most recent earnings simulation model was run based on data as of June 30, 2005, and given an asset sensitive position within twelve months, the model projected that forecasted net income would increase by 14.73% if interest rates would immediately rise by 200 basis points, and if rates were to immediately drop by 200 basis points, the model projected a decrease in net income of 17.13%. Management believes the modeled results are consistent with the short duration of its balance sheet and given the many variables that effect the actual timing of when assets and liabilities will reprice. The Company has set a limit on this measurement of interest sensitivity to a maximum decline in earnings of 20%. Since the earnings model uses numerous assumptions regarding the effect of changes in interest rates on the timing and extent of repricing characteristics, future cash flows and customer behavior, the model cannot precisely estimate net income and the effect on net income from sudden changes in interest rates. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.
..

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     (b) Use of Proceeds.- Not Applicable.

     (c) Issuer Purchases of Securities.- None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

        On April 27, 2005, the annual meeting of shareholders of the Company was held for the purpose of electing nine (9) directors to serve until the next annual meeting and until their successors are duly elected and qualified.

        The name of each director elected at the meeting, and the votes cast for such persons, who constitute the entire Board of Directors in office following the meeting, are set forth below.

              Name             For         Against/Withheld    Broker Non-votes
              ----             ---         ----------------    ----------------
Leonard Adler               9,126,883           95,725               none
Michael Anzilotti           8,669,206          553,402               none
Peter A. Converse           8,675,583          547,025               none
Frank L. Cowles             9,085,268          137,340               none
W. Douglas Fisher           8,993,805          228,803               none
David M. Guernsey           9,097,925          124,683               none
Robert H. L'Hommedieu       8,411,010          811,598               none
Norris E. Mitchell          8,993,805          228,803               none
Arthur L. Walters           9,083,036          139,572               none


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

       31(a)       Certification of Peter A. Converse, Chief Executive Officer
       31(b)       Certification of William K. Beauchesne, Treasurer and Chief
                   Financial Officer
       32(a)       Certification of Peter A. Converse, Chief Executive Officer
       32(b)       Certification of William K. Beauchesne, Treasurer and Chief
                   Financial Officer
------------------------
(1) Incorporated by reference to the same numbered exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999

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



Date:  August 4, 2005                BY  /s/ Peter A. Converse
                                       ----------------------------------------
                                     Peter A. Converse, Chief Executive Officer


Date:  August 4, 2005                BY   /s/ William K. Beauchesne
                                       ----------------------------------------
                                     William K. Beauchesne, Treasurer and Chief
                                     Financial Officer