Form 10-Q
period 2005-09-30
VIRGINIA COMMERCE BANCORP INC
filed 2005-11-08
CIK 1099305

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
                               ------------------


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



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X  .  No    .
                                              ---      ---

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule12b-2 of the Securities Exchange Act. Yes X . No .

Indicate by check mark whether the registrant is a shell company as defined in
Rule12b-2 of the Securities Exchange Act. Yes    . No  X  .
                                              ---     ---

As of November 8, 2005 the number of outstanding shares of registrant's common stock, par value $1.00 per share was: 14,028,631

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         VIRGINIA COMMERCE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                (In thousands of dollars, except per share data)

                                                                        Unaudited              Audited
                                                                      September 30,         December 31,
                                                                          2005                  2004
                                                                    ------------------     ----------------
ASSETS
Cash and due from banks                                                  $    30,667         $    16,783
Interest-bearing deposits with other banks                                     1,026               1,009
Securities (fair value: 2005, $168,860, 2004, $163,477)                      169,130             163,232
Federal funds sold                                                            21,917                --
Loans held-for-sale                                                           12,127               9,662
Loans, net of allowance for loan losses of $13,196 in 2005 and
  $10,402 in 2004                                                          1,187,297             925,782
Bank premises and equipment, net                                               7,537               6,692
Accrued interest receivable                                                    5,544               4,105
Other assets                                                                  13,813              12,088
                                                                         -----------         -----------
   Total assets                                                          $ 1,449,058         $ 1,139,353
                                                                         ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS
   Demand deposits                                                       $   194,195         $   148,063
   Savings and interest-bearing demand deposits                              337,555             332,385
   Time deposits                                                             699,884             490,520
                                                                         -----------         -----------
   Total deposits                                                        $ 1,231,634         $   970,968
Securities sold under agreements to repurchase                                86,385              53,207
Trust preferred capital notes                                                 18,570              18,570
Accrued interest payable                                                       2,920               1,555
Other liabilities                                                              3,218               3,729
Commitments and contingent liabilities                                          --                  --
                                                                         -----------         -----------
   Total liabilities                                                     $ 1,342,727         $ 1,048,029
                                                                         ===========         ===========
STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par, 1,000,000 shares authorized and
  unissued                                                               $      --           $      --
Common stock, $1.00 par, 20,000,000 shares authorized, issued and
  outstanding 2005, 14,028,631; 2004, 11,046,422                              14,029              11,046
Surplus                                                                       35,603              37,219
Retained earnings                                                             57,660              43,578
Accumulated other comprehensive loss, net                                       (961)               (519)
                                                                         -----------         -----------
   Total stockholders' equity                                            $   106,331         $    91,324
                                                                         -----------         -----------
   Total liabilities and stockholders' equity                            $ 1,449,058         $ 1,139,353
                                                                         ===========         ===========


Notes to consolidated financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                (In thousands of dollars, except per share data)
                                   (Unaudited)

                                                                  Three Months Ended               Nine Months Ended
                                                                    September 30,                    September 30,
                                                                 2005            2004            2005            2004
                                                            --------------- --------------- --------------- ----------------

INTEREST AND DIVIDEND INCOME:
    Interest and fees on loans                                 $20,822           $13,430        $56,453        $36,650
    Interest and dividends on investment securities:
       Taxable                                                   1,472             1,527          4,168          4,074
       Tax-exempt                                                   60                59            178            191
       Dividends                                                    40                36            152             85
    Interest on deposits with other banks                            7                 4             20              4
    Interest on federal funds sold                                 264                96            416            254
                                                               -------           -------        -------        -------
    Total interest and dividend income                         $22,665           $15,152        $61,387        $41,258
INTEREST EXPENSE:
    Deposits                                                   $ 7,386           $ 3,941        $18,357        $10,842
    Securities sold under agreements to repurchase
       and federal funds purchased                                 413                85            961            152
    Other borrowed funds                                          --                --              374              4
    Trust preferred capital notes                                  320               236            870            651
                                                               -------           -------        -------        -------
    Total interest expense                                     $ 8,119           $ 4,262        $20,562        $11,649

NET INTEREST INCOME:                                           $14,546           $10,890        $40,825        $29,609
    Provision for loan losses                                      950               698          2,812          2,005
                                                               -------           -------        -------        -------
    Net interest income after provision for loan losses        $13,596           $10,192        $38,013        $27,604

NON-INTEREST INCOME:
    Service charges and other fees                             $   617           $   431        $ 1,540        $ 1,314
    Non-deposit investment services commissions                    137               133            332            323
    Fees and net gains on loans held-for-sale                    1,051               867          2,512          2,419
    Other                                                           93                87            276            273
                                                               -------           -------        -------        -------
    Total non-interest income                                  $ 1,898           $ 1,518        $ 4,660        $ 4,329

NON-INTEREST EXPENSE:
    Salaries and employee benefits                             $ 4,284           $ 3,601        $12,423        $ 9,505
    Occupancy expense                                            1,197               830          3,211          2,364
    Data processing expense                                        397               336          1,121            974
    Other operating expense                                      1,517             1,140          4,425          3,390
                                                               -------           -------        -------        -------
    Total non-interest expense                                 $ 7,395           $ 5,907        $21,180        $16,233

    Income before taxes on income                              $ 8,099           $ 5,803        $21,493        $15,700
    Provision for income taxes                                   2,796             1,992          7,405          5,365
                                                               -------           -------        -------        -------
NET INCOME                                                     $ 5,303           $ 3,811        $14,088        $10,335

    Earnings per common share, basic (1)                       $  0.38           $  0.27        $  1.01        $  0.79
    Earnings per common share, diluted (1)                     $  0.35           $  0.26        $  0.94        $  0.73

(1) Adjusted to give effect to a five-for-four stock split in the form of a 25% stock dividend paid May 2005.


Notes to consolidated financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                         Accumulated
                                                                                            Other                         Total
                                            Preferred   Common               Retained   Comprehensive   Comprehensive  Stockholders'
                                              Stock      Stock     Surplus   Earnings   Income (Loss)      Income         Equity
                                            ---------- ---------- ---------- ---------- --------------- -------------- -------------
Balance, December 31, 2003                       $ --   $  7,860   $ 17,891   $ 29,353          $ (13)                     $ 55,091
Comprehensive Income:
  Net Income                                                                    10,335                        $10,335        10,335
  Other comprehensive income (loss),
     net of tax, unrealized holding
     losses arising during the
     period (net of tax of $15)                                                                   (28)           (28)          (28)
                                                                                                        --------------
Total comprehensive income                                                                                    $10,307
                                                                                                        ==============
Issuance of common stock-
  Stock options/warrants exercised                 --         84        516         --              --                          600
  Follow-on offering, net                          --        891     20,915         --              --                       21,806
  25% stock split paid July 15, 2004               --      2,206    (2,206)         --              --                           --
Cash paid in lieu of fractional shares             --         --         --        (5)              --                          (5)
                                            ---------- ---------- ---------- ---------- ---------------                -------------
Balance, September 30, 2004                      $ --   $ 11,041   $ 37,116   $ 39,683          $ (41)                     $ 87,799
                                            ========== ========== ========== ========== ===============                =============

Balance, December 31, 2004                       $ --   $ 11,046   $ 37,220   $ 43,577          $(519)                     $ 91,324
Comprehensive Income:
  Net Income                                                                    14,088                        $14,088        14,088
  Other comprehensive income (loss):
     unrealized holding losses
     arising during the period
     (net of tax of $237)                                                                        (442)          (442)         (442)
                                                                                                        --------------
Total comprehensive income                                                                                    $13,644
                                                                                                        ==============
Issuance of common stock-
  Stock options/warrants exercised                 --        186      1,180         --              --                        1,366
  25% stock split paid May 2005                    --      2,797    (2,797)         --              --                           --
  Cash paid in lieu of fractional shares           --         --         --        (5)              --                          (5)
                                            ---------- ---------- ---------- ---------- ---------------                -------------
Balance, September 30, 2005                      $ --   $ 14,029   $ 35,603   $ 57,660          $(961)                     $106,331
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

                         VIRGINIA COMMERCE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                             -------------- --------------

                                                                                 2005           2004
                                                                                 ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                               $  14,088       $  10,335
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                             924             782
         Provision for loan losses                                               2,812           2,005
         Deferred tax benefit                                                     (983)           (689)
         Accretion of security discounts, net                                     (136)           (137)
         Origination of loans held-for-sale                                   (151,445)       (131,779)
         Sales of loans                                                        148,981         127,675
         Changes in other assets and other liabilities:
            Increase in accrued interest receivable                             (1,438)           (521)
            Increase in other assets                                              (502)           (425)
            Increase in other liabilities                                          854             302
                                                                             ---------       ---------
              Net Cash Provided by Operating Activities                      $  13,155       $   7,548
CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in loans                                                    $(264,331)      $(204,421)
    Purchase of securities available-for-sale                                  (20,056)        (71,473)
    Purchase of securities held-to-maturity                                    (10,081)         (2,586)
    Proceeds from principal payments on securities available-for-sale            2,303           3,004
    Proceeds from principal payments on securities held-to-maturity              3,218           3,637
    Proceeds from calls and maturities of securities available-for-sale         13,175          42,368
    Proceeds from calls and maturities of securities held-to-maturity            5,000           1,698
    Purchase of bank premises and equipment                                     (1,770)         (1,018)
                                                                             ---------       ---------
              Net Cash Used In Investing Activities                          $(272,542)      $(228,791)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                                 $ 260,666       $ 178,162
    Net increase in repurchase agreements                                       33,178          14,249
    Net proceeds from issuance of capital stock                                  1,366          22,406
    Cash paid in lieu of fractional shares                                          (5)             (5)
                                                                             ---------       ---------
              Net Cash Provided by Financing Activities                      $ 295,205       $ 214,812
              Net Increase (Decrease) In Cash and Cash Equivalents              35,818          (6,431)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                 17,792          54,056
                                                                             ---------       ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                    $  53,610       $  47,625
                                                                             =========       =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
    Unrealized loss on available-for-sale securities                         $    (679)      $     (43)
    Tax benefits on stock options and warrants exercised                           809             237

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Taxes Paid                                                               $   7,372       $   5,456

    Interest Paid                                                               19,197          11,130


Notes to consolidated financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    GENERAL

      The accompanying unaudited consolidated financial statements of Virginia Commerce Bancorp, Inc. and its subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions as of September 30, 2005 and December 31, 2004, the results of operations for the three and nine months ended September 30, 2005 and 2004, and statements of cash flows and changes in stockholders' equity for the nine months ended September 30, 2005 and 2004. These statements should be read in conjunction with the Company's annual report on Form 10-K for the period ended December 31, 2004.

      Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

2.    INVESTMENT SECURITIES

      Amortized cost and fair value of securities available-for-sale and held-to-maturity as of September 30, 2005 are as follows (dollars in thousands):

                                                       ------------------- ----------------- --------------- -------------
                                                                                Gross            Gross
                                                            Amortized         Unrealized       Unrealized        Fair
                                                               Cost             Gains           (Losses)        Value
                                                       ------------------- ----------------- --------------- -------------
AVAILABLE-FOR-SALE:
U.S. Government Agency obligations                      $ 115,050              $      57        $  (1,654)      $ 113,453
Domestic corporate debt obligations                         6,000                     43             --             6,043
Obligations of states and political subdivisions            1,296                     76             --             1,372
Restricted stock:
  Federal Reserve Bank                                      1,442                   --               --             1,442
  Federal Home Loan Bank                                    2,277                   --               --             2,277
  Community Bankers' Bank                                      55                   --               --                55
                                                        ---------              ---------        ---------       ---------
                                                        $ 126,120              $     176        $  (1,654)      $ 124,642

HELD-TO-MATURITY:
U.S. Government Agency obligations                      $  35,554              $      42        $    (350)      $  35,246
Obligations of states and political subdivisions            8,437                    102              (71)          8,468
Domestic corporate debt obligations                           497                      7             --               504
                                                        ---------              ---------        ---------       ---------
                                                        $  44,488              $     151        $    (421)      $  44,218
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
                                                        =========        =========         =========         =========

The amortized cost of securities pledged as collateral for repurchase agreements, certain public deposits, and other purposes were $119.6 million and $66.4 million at September 30, 2005, and December 31, 2004, respectively.

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

Provided below is a summary of securities which were in an unrealized loss position at September 30, 2005, and December 31, 2004. Of the total securities in an unrealized loss position at September 30, 2005, 97.6%, or fifty positions, were U.S. Government Agency obligations with maturities ranging from three months to fourteen years. As the Company has the ability and intent to hold these securities until maturity, or until such time as the value recovers, no declines are deemed to be other-than-temporary.

----------------------------------------------------------------------------------------------------------------------
At September 30, 2005                    LESS THAN 12 MONTHS      12 MONTHS OR LONGER                TOTAL
----------------------------------------------------------------------------------------------------------------------
                                       Fair Value    Unrealized  Fair Value   Unrealized    Fair Value   Unrealized
(Dollars in thousands)                               Losses                     Losses                     Losses
----------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE:
U.S. Government Agency obligations       $ 49,123      $ (294)    $ 62,635     $ (1,360)    $ 111,758       $ (1,654)
----------------------------------------------------------------------------------------------------------------------
                                         $ 49,123      $ (294)    $ 62,635     $ (1,360)    $ 111,758       $ (1,654)
----------------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY:
U.S. Government Agency obligations       $ 33,689      $ (350)          --            --     $ 33,689         $ (350)
Obligations of states/political
subdivisions                               $  489       $(11 )     $ 3,024        $ (60)      $ 3,513         $ ( 71)
----------------------------------------------------------------------------------------------------------------------
                                         $ 34,178      $ (361)     $ 3,024        $ (60)     $ 37,202         $ (421)
----------------------------------------------------------------------------------------------------------------------

                         VIRGINIA COMMERCE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)


----------------------------------------------------------------------------------------------------------------------
At December 31, 2004                      LESS THAN 12 MONTHS       12 MONTHS OR LONGER              TOTAL
----------------------------------------------------------------------------------------------------------------------
                                              Fair    Unrealized        Fair    Unrealized         Fair   Unrealized
(Dollars in thousands)                       Value        Losses       Value        Losses        Value       Losses
----------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE:
U.S. Government Agency obligations      $ 81,350       $ (1,069)      --          --        $ 81,350       $ (1,069)
U.S. Treasuries                            9,930            (32)      --          --           9,930            (32)
----------------------------------------------------------------------------------------------------------------------
                                        $ 91,280       $ (1,101)      --          --        $ 91,280       $ (1,101)
----------------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY:
U.S. Government Agency obligations      $  4,977       $    (23)      --          --        $  4,977       $    (23)
Obligations of states/political
subdivisions                               3,457           (124)      --          --           3,457           (124)
----------------------------------------------------------------------------------------------------------------------
                                        $  8,434       $   (147)      --          --        $  8,434       $   (147)
----------------------------------------------------------------------------------------------------------------------


3.       LOANS

Major classifications of loans, excluding loans held-for-sale, are summarized as follows:

                                                               September 30, 2005       December 31, 2004
                                                               ------------------       -----------------
                                                                        (In Thousand of Dollars)

Commercial                                                       $  114,300                $   88,725
Real estate-one-to-four family residential                          149,587                   125,089
Real estate-multi-family residential                                 61,425                    43,798
Real estate-non-farm, non-residential                               528,294                   436,533
Real estate-construction                                            344,487                   240,469
Consumer                                                              7,652                     5,879
                                                                 ----------                ----------
  Total Loans                                                    $1,205,745                $  940,493

Less unearned income                                                  5,252                     4,309
Less allowance for loan losses                                       13,196                    10,402
                                                                 ----------                ----------
  Loans, net                                                     $1,187,297                $  925,782
                                                                 ==========                ==========

4.       EARNINGS PER SHARE

The following shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of diluted potential common stock. As of September 30, 2005, there were no anti-dilutive stock options outstanding. The weighted average number of shares for both periods presented, have been adjusted to give effect to a five-for-four stock split in the form of a 25% stock dividend in May 2005. Potential dilutive common stock had no effect on income available to common stockholders.

                                            Three Months Ended                                   Nine Months Ended
                                            ------------------                                   -----------------
                             September 30, 2005        September 30, 2004       September 30, 2005         September 30, 2004
                             ------------------        ------------------       ------------------         ------------------
                                                  Per                      Per                        Per                       Per
                                                Share                    Share                      Share                     Share
                                   Shares      Amount        Shares     Amount         Shares      Amount        Shares      Amount
                                   ------      ------        ------     ------         ------      ------        ------      ------
Basic earnings per share       14,026,690      $0.38     13,795,920      $0.27     14,002,116      $1.01     13,015,430       $0.79
Effect of dilutive
securities:
  Stock options                   994,506                 1,053,107                   975,739                 1,048,689
  Warrants                            --                     57,509                        --                    57,170
                              ----------                 ----------               ----------                 ----------
Diluted earnings per share    15,021,196       $0.35     14,906,536      $0.26    14,977,855       $0.94     14,121,289       $0.73
                              ===========      ======    ==========      =====    ===========      =====     ==========       =====


5. STOCK COMPENSATION PLAN

At September 30, 2005, the Company had a stock-based compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share for the nine months ended September 30, 2005, and 2004 had the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, been adopted.

                                                                      NINE MONTHS ENDED
                                                           ----------------------------------------
(Dollars in thousands except per share amounts)            SEPTEMBER 30, 2005     SEPTEMBER 30, 2004
-----------------------------------------------            ------------------     ------------------
NET INCOME, AS REPORTED                                              $ 14,088               $ 10,335
Deduct: total stock-based employee compensation
 expense determined based on fair value
 method of awards, net of tax                                            (541)                  (408)
PRO FORMA NET INCOME                                                 $ 13,547               $  9,927
BASIC EARNINGS PER SHARE:
As reported                                                             $1.01                  $0.79
Pro forma                                                               $0.97                  $0.76
DILUTED EARNING PER SHARE:
As reported                                                             $0.94                  $0.73
Pro Forma                                                               $0.90                  $0.70

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2005, and 2004, respectively: price volatility of 21.98% and 29.61%, risk-free interest rates of 4.22% and 4.37%, dividend rate of ..02% and .03% and expected lives of 10 years.

                         VIRGINIA COMMERCE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

6. CAPITAL REQUIREMENTS

A comparison of the Company's and its wholly-owned subsidiary's, Virginia Commerce Bank (the "Bank") capital ratios as of September 30, 2005 with the minimum regulatory guidelines is as follows:

                                                                                     Minimum              Minimum to be
                                                             Actual                Guidelines          "Well-Capitalized"
                                                             ------                ----------          ------------------
  Total Risk-Based Capital:
     Company                                                  10.78%                   8.00%                         --
     Bank                                                     10.63%                   8.00%                     10.00%

  Tier 1 Risk-Based Capital:
     Company                                                   9.75%                   4.00%                         --
     Bank                                                      8.20%                   4.00%                      6.00%
  Leverage Ratio:
      Company                                                  8.83%                   4.00%                         --
      Bank                                                     7.47%                   4.00%                      5.00%

7.  OTHER BORROWED MONEY AND LINES OF CREDIT

The Bank maintains a $217.2 million line of credit with the Federal Home Loan Bank of Atlanta. The interest rate and term of each advance from the line is dependent upon the advance and commitment type. Advances on the line are secured by all of the Bank's qualifying first liens, second liens and home equity lines-of-credit on one-to-four unit single-family dwellings. As of September 30, 2005, the book value of these qualifying loans totaled approximately $99.5 million and the amount of available credit using this collateral was $60.3 million. Advances on the line of credit, in excess of this amount, require pledging of additional assets including other types of loans and investment securities. As of September 30, 2005, the Bank had no advances outstanding. The Bank has additional short-term lines of credit totaling $62 million with nonaffiliated banks at September 30, 2005, on which no amount was outstanding at that date.


8. TRUST PREFERRED SECURITIES

On November 13, 2002, the Company completed a private placement issuance of $3.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust I), which issued $100,000 of common securities to the Company. The securities bear a floating rate of interest, adjusted semi-annually, of 340 basis points over six month Libor, currently 6.89%, with a maximum rate of 12.0% until November 15, 2007. The securities have a thirty year term and are callable at par beginning November 15, 2007. On December 19, 2002, the Company completed a separate private placement issuance of $15.0 million of trust preferred securities through another newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust II) , which issued $470,000 of common securities to the Company. These securities bear a floating rate of interest, adjusted semi-annually, of 330 basis points over six month Libor, currently 6.96%, with a maximum rate of 11.9% until December 30, 2007. These securities also have a thirty year term and are callable at par beginning December 30, 2007. The principal asset of each trust is a similar amount of the Company's junior subordinated debt securities with like maturities and interest rates to the trust preferred securities. The obligations of the Company with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of each Trust's obligations with respect to the trust preferred securities to the extent set forth in the related guarantees. Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, resulting in a deferral of distribution payments on the related trust preferred securities.

The Trust Preferred Securities may be included in Tier 1 capital for regulatory capital adequacy purposes up to 25.0% of Tier 1 capital after its inclusion. The portion of the trust preferred securities not qualifying as Tier 1 capital may be included as part of total qualifying capital in Tier 2 capital. All of the trust preferred securities currently qualify for inclusion in Tier 1 capital.


9. SEGMENT REPORTING

In accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" the Company has two reportable segments, its community banking operations and its mortgage banking division. Community banking operations, the major segment, involves making loans and gathering deposits from individuals and businesses in the Bank's market area, while the mortgage banking division originates and sells mortgage loans, serving released, on one-to-four family residential properties. Revenues from mortgage lending consist of interest earned on mortgage loans held-for-sale, loan origination fees, and net gains on the sale of loans in the secondary market. The Bank provides the mortgage division with short term funds to originate loans and charges it interest on the funds based on what the Bank earns on overnight funds. Expenses include both fixed overhead and variable costs on originated loans such as loan officer commissions, document preparation and courier fees. The following table presents segment information for the nine months ended September 30, 2005, and 2004. Eliminations consist of overhead and interest charges by the Bank to the mortgage lending division.

====================================================================================================================
                                                                NINE MONTHS ENDED SEPTEMBER 30, 2005
====================================================================================================================
(In thousands)                            Community           Mortgage
                                          Banking             Lending            Eliminations              Total
====================================================================================================================
  Interest income                       $   60,939           $      448           $     --              $   61,387
  Non-interest income                        2,148                2,512                 --                   4,660
--------------------------------------------------------------------------------------------------------------------
     Total operating income             $   63,087           $    2,960           $     --              $   66,047

  Interest expense                      $   20,562           $      253           $     (253)           $   20,562
  Provision for loan losses                  2,812                 --                   --                   2,812
  Non-interest expense                      18,954                2,262                  (36)               21,180
--------------------------------------------------------------------------------------------------------------------
     Total operating expense            $   42,328           $    2,515           $     (289)           $   44,554
--------------------------------------------------------------------------------------------------------------------
Income before taxes on income           $   20,759           $      445           $      289            $   21,493
Provision for income taxes                   7,249                  156                 --                   7,405
--------------------------------------------------------------------------------------------------------------------
Net Income                              $   13,510           $      289           $      289            $   14,088
--------------------------------------------------------------------------------------------------------------------

Total Assets                            $1,436,931           $   12,127           $     --              $1,449,058
====================================================================================================================

====================================================================================================================
                                                                NINE MONTHS ENDED SEPTEMBER 30, 2004
====================================================================================================================
(In thousands)                            Community           Mortgage
                                          Banking             Lending            Eliminations              Total
====================================================================================================================
  Interest income                       $   40,956           $      302           $     --              $   41,258
  Non-interest income                        1,910                2,419                 --                   4,329
--------------------------------------------------------------------------------------------------------------------
     Total operating income             $   42,866           $    2,721           $     --              $   45,587

  Interest expense                      $   11,649           $       51           $      (51)           $   11,649
  Provision for loan losses                  2,005                 --                   --                   2,005
  Non-interest expense                      14,377                1,892                  (36)               16,233
--------------------------------------------------------------------------------------------------------------------
     Total operating expense            $   28,031           $    1,943           $      (87)           $   29,887
====================================================================================================================
Income before taxes on income           $   14,835           $      778           $       87            $   15,700
Provision for income taxes                   5,092                  273                 --                   5,365
====================================================================================================================
Net Income                              $    9,743           $      505           $       87            $   10,335
====================================================================================================================

Total Assets                            $1,098,814           $    7,730           $     --              $1,106,544
====================================================================================================================

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


Critical Accounting Policies

During the quarter ended September 30, 2005 there were no changes in the Company's critical accounting policies as reflected in the last report.

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


Results of Operations

For the nine months ended September 30, 2005, the Bank experienced strong growth in assets, loans and deposits, opened three additional branch locations, and increased earnings by $3.8 million, or 36.3%, over the same period in 2004. Total assets increased $309.7 million, or 27.2%, from $1.1 billion at December 31, 2004, to $1.4 billion at September 30, 2005, fueled by growth in deposits of $260.7 million, or 26.8%, from $971.0 million at December 31, 2004, to $1.2 billion, and growth in repurchase agreements from $53.2 million at December 31, 2004, to $86.4 million, or 62.4%.

Loans, net of the allowance for loan losses and excluding loans held-for-sale, increased $261.5 million, or 28.3%, from $925.8 million at December 31, 2004, to $1.2 billion at September 30, 2005, and represented 96.4% of total deposits at September 30, 2005, compared to 95.4% at December 31, 2004. The majority of the growth in loans occurred in construction and non-farm, non-residential real estate loans with construction loans increasing $104 million, or 43.3%, from $240.5 million at December 31, 2004, to $344.5 million at September 30, 2005, and non-farm, non-residential real estate loans increasing by $91.8 million, or 21.0%, from $436.5 million at December 31, 2004, to $528.3 million. Commercial loans represented the next largest increase rising $25.6 million, or 28.8%, from $88.7 million at December 31, 2004, to $114.3 million at September 30, 2005, and currently represent 9.5% of total loans, while one-to-four family residential real estate loans rose $24.5 million, or 19.6%, from $125.1 million at December 31, 2004, to $149.6 million at September 30, 2005, with $5.1 million of the increase, or 20.8%, represented by home equity lines of credit. While the Bank's main focus continues in its niche lending area of construction and non-farm, non-residential real estate, over the past year the Bank has hired several commercial loan officers it an attempt to increase its commercial loan business.

Loans held-for-sale, which represent one-to-four family residential real estate loans originated on a pre-sold basis to various investors, increased $2.4 million from $9.7 million at December 31, 2004, to $12.1 million at September 30, 2005, with higher levels of originations in September 2005 versus December 2004. Over the nine months ended September 30, 2005, total originations were up $20 million, or 15.2%, from $131.4 million during the nine months ended September 30, 2004, to $151.4 million in the current period.

Total deposit growth of $260.7 million included an increase in demand deposits of $46.1 million, or 31.2%, from $148.1 million at December 31, 2004, to $194.2 million at September 30, 2005, an increase in savings and interest-bearing demand deposits of $5.2 million, and an increase in time deposits of $209.5 million, or 42.7%, from $490.5 million at December 31, 2004, to $700 million. The majority of the Bank's deposits are attracted from individuals and businesses in the Northern Virginia and the Metropolitan Washington, D.C. area, and the interest rates the Bank pays are generally near the top of the local market. As short-term interest rates climbed over the last nine months, depositors in savings and interest-bearing demand deposits took advantage of higher time deposit rates while loan demand necessitated some special advertised rates on time deposits ranging from six months to two years.

Repurchase agreements, which represent funds of numerous demand deposit customers of the Bank, increased $33.2 million, or 62.4%, from $53.2 million at December 31, 2004, to $86.4 million at September 31, 2005, with approximately $27 million of the increase associated with one account related to donations for Hurricane Katrina. The funds in that account are expected to decline significantly in the fourth quarter.

For the three months ended September 30, 2005, total assets increased $55.0 million, or 3.9%, from $1.39 billion at June 30, 2005, to $1.45 billion at September 30, 2005, as total deposits rose $9.6 million, or 0.8%, and repurchase agreements were up $38.4 million, or 80.0%. Loans, net of the allowance for loans losses and excluding loans held-for-sale, increased $84.3 million, or 7.6%, outpacing the growth in deposits and repurchase agreements. As a result the balance in fed funds sold declined $44.3 million from $66.2 million at June 30, 2005, to $21.9 million at September 30, 2005.

For the nine months ended September 30, 2005, net income of $14.1 million reflected an increase of 36.3% compared to $10.3 million for the nine months ended September 30, 2004, as net interest income increased $11.2 million, or 37.9%, due to overall growth and a higher net interest margin, non-interest income rose $331 thousand, or 7.6%, due to higher fees and net gains from mortgage lending operations and higher deposit account service charges, while non-interest expense increased by $4.9 million, or 30.5%, due to the opening of five new branch locations since August 2004, the hiring of additional loan officers, and other staffing and facilities expansion. Diluted earnings per share, adjusted for a five-for-four stock split in the form of a 25% stock dividend paid May 9, 2005, of $0.94 were up $0.21, or 28.8%, from $0.73 for the comparable period in 2004. The Company's annualized return on average assets and return on average equity were 1.44% and 19.11% for the current nine month period compared to 1.39% and 19.97% for the nine months ended September 30, 2004.

For the three months ended September 30, 2005, net income of $5.3 million increased $1.5 million, or 39.2%, compared to $3.8 million for the same period in 2004 as net interest income rose $3.6 million due to growth and a higher net interest margin, non-interest income increased by $380 thousand due to a higher level of mortgage lending activity and higher deposit account service charges, while non-interest expenses were up $1.5 million again due to new branches and facilities expansion. Diluted earnings per share increased $0.09, or 34.6%, from $0.26 for the three months ended September 30, 2004, to $0.35 for the three month period ended September 30, 2005. The return on average assets and return on average equity were 1.48% and 20.35% for the three months ended September 30, 2005, compared to 1.40% and 17.72% for the same period in 2004.

Overall, a higher net interest margin for both the three and nine month periods ended September 30, 2005, together with strong loan growth, and higher levels of non-interest income, more than offset higher non-interest expenses due to the opening of five new branch locations, the hiring of additional loan officers, higher advertising and public relations expenses, and other staffing and facilities expansion necessary to support the Company's significant growth.

Stockholders' equity increased $15.0 million, or 16.4%, from $91.3 million at December 31, 2004, to $106.3 million at September 30, 2005, on earnings of $14.1 million, $1.4 million in proceeds and tax benefits from the exercise of stock options and warrants by Company directors and officers, and a decrease of $442 thousand in other comprehensive income, net of tax. On May 9, 2005, the Company paid a five-for-four stock split in the form of a 25% stock dividend increasing the number of shares outstanding by 2,797,374. As a result of the stock dividend and the exercise of options and warrants, total shares outstanding as of September 30, 2005, were 14,028,631.

Net Interest Income

Net interest income is the excess of interest earned on loans and investments over the interest paid on deposits and borrowings. The Company's net interest income increased $11.2 million, or 37.9%, from $29.6 million for the nine months ended September 30, 2004, to $40.8 million for the nine month period ended September 30, 2005, and increased $3.6 million, or 33.6%, from $10.9 million for the three months ended September 30, 2004, to $14.5 million for the three months ended September 30, 2005. Increases for both periods were due to significant growth in earning assets and a higher net interest margin from 4.13% in the third quarter of 2004 to 4.21% for the current three-month period and from 4.17% for the nine months ended September 30, 2004, to 4.30% year-to-date.

The Company's yields on earning assets and costs of interest-bearing liabilities have continued to increase along with market interest rates since mid 2004. For the nine months ended September 30, 2005, the yield on earning assets increased sixty-seven basis points from 5.79% for the nine months ended September 30, 2004, to 6.46% for the nine months ended September 30, 2005, while the average rate paid on interest-bearing liabilities rose sixty-eight basis points from 1.99% to 2.67%. For the three month period ended September 30, 2005, the yield on earning assets increased eighty basis points to 6.55% and the cost of interest-bearing liabilities climbed eighty-seven basis points to 2.90%. The Company expects that with continuing increases in rates by the Federal Reserve, loan yields will continue to rise and as a result the net interest margin could increase slightly or may remain relatively static in the fourth quarter due to the pricing influence of competitive market rates on interest-bearing deposits.

The following table shows the average balance sheets for each of the three and nine month periods ended September 30, 2005, and 2004. In addition, the amounts of interest earned on earning assets, with related yields on a tax-equivalent basis, and interest expense on interest-bearing liabilities, with related rates, are shown. Loans placed on a non-accrual status are included in the average balances. Net loan fees and late charges included in interest income on loans totaled $934 thousand and $674 thousand for the three month period ended September 30, 2005 and 2004, respectively, and totaled $2.9 million and $1.8 million for the nine month periods.

                                           -----------------------------------------------------------------------------------
                                                                    Three months ended September 30,
                                           -----------------------------------------------------------------------------------
                                                            2005                                        2004
                                           ---------------------------------------    ----------------------------------------
(Dollars in thousands)                                     Interest     Average                        Interest      Average
                                              Average      Income-      Yields          Average        Income-       Yields
                                              Balance      Expense      /Rates          Balance        Expense       /Rates
                                           -------------- ---------- -------------    ------------- -------------- -----------
ASSETS
Securities (1)                                $  170,267   $  1,572         3.75%      $   180,510       $  1,622       3.67%
Loans, net of unearned income                  1,171,406     20,822         6.96%          838,077         13,430       6.27%
Interest-bearing deposits in other banks           1,023          7         2.72%              751              4       2.08%
Federal funds sold                                31,284        264         3.30%           28,655             96       1.30%
                                           -------------- ---------- -------------    ------------- -------------- -----------
TOTAL INTEREST-EARNING ASSETS                 $1,373,980   $ 22,665         6.55%      $ 1,047,993       $ 15,152       5.75%
Other assets                                      45,196                                    31,593
                                           --------------                             -------------
TOTAL ASSETS                                  $1,419,176                               $ 1,079,586
                                           ==============                             =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts                                $  208,031   $    889         1.70%      $   215,763       $    740       1.36%
  Money market accounts                          111,724        539         1.91%          125,449            440       1.39%
  Savings accounts                                20,811         28         0.54%           20,869             29       0.56%
  Time deposits                                  693,421      5,930         3.39%          410,498          2,732       2.64%
                                           -------------- ---------- -------------    ------------- -------------- -----------
Total interest-bearing deposits               $1,033,987     $7,386         2.83%      $   772,579       $  3,941       2.02%
Securities sold under agreements to
  repurchase and federal funds purchased          59,612        413         2.75%           43,953             85       0.77%
Other borrowed funds                                  --         --            --               --             --          --
Trust preferred capital notes                     18,000        320         6.95%           18,000            236       5.13%
                                           -------------- ---------- -------------    ------------- -------------- -----------
TOTAL INTEREST-BEARING LIABILITIES            $1,111,599   $  8,119         2.90%      $   834,532       $  4,262       2.03%
Demand deposits and other liabilities            204,188                                   159,715
                                           --------------                             -------------
TOTAL LIABILITIES                             $1,315,787                               $   994,247
Stockholders' equity                             103,389                                    85,339
                                           --------------                             -------------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                        $1,419,176                               $ 1,079,586
                                           ==============                             =============
Interest rate spread                                                        3.65%                                       3.72%
Net interest income and margin                             $ 14,546         4.21%                        $ 10,890       4.13%

(1) Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders' equity. Average yields on securities are stated on a tax equivalent basis, using a 35% rate.

                                           -----------------------------------------------------------------------------------
                                                                    Nine months ended September 30,
                                           -----------------------------------------------------------------------------------
                                                            2005                                         2004
                                           ---------------------------------------    ----------------------------------------
(Dollars in thousands)                                     Interest     Average                        Interest      Average
                                              Average      Income-      Yields          Average        Income-       Yields
                                              Balance      Expense      /Rates          Balance        Expense       /Rates
                                           -------------- ---------- -------------    ------------- -------------- -----------
ASSETS
Securities (1)                              $   165,408     $  4,498        3.62%         $ 156,907       $  4,350      3.79%
Loans, net of unearned income                 1,088,057       56,453        6.84%           762,055         36,650      6.32%
Interest-bearing deposits in other banks          1,017           20        2.61%               259              4      2.13%
Federal funds sold                               17,467          416        3.14%            31,989            254      1.04%
                                           ------------- ------------ ------------    -------------- -------------- ----------
TOTAL INTEREST-EARNING ASSETS               $ 1,271,949     $ 61,387        6.46%         $ 951,210       $ 41,258      5.79%
Other assets                                     37,838                                      39,061
                                           -------------                              --------------
TOTAL ASSETS                                $ 1,309,787                                   $ 990,271
                                           =============                              ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts                              $   207,538     $  2,550        1.64%         $ 210,915         $2,107      1.33%
  Money market accounts                         106,802        1,354        1.69%           118,471          1,229      1.38%
  Savings accounts                               20,465           83        0.54%            19,961             81      0.54%
  Time deposits                                 604,342       14,370        3.18%           375,225          7,425      2.64%
                                           ------------- ------------ ------------    -------------- -------------- ----------
Total interest-bearing deposits             $   939,147     $ 18,357        2.61%         $ 724,572       $ 10,842      1.99%
Securities sold under agreement to
  repurchase and federal funds purchased         54,611          961        2.35%            36,590            152      0.55%
Other borrowed funds                             16,857          374        2.93%               410              4      1.23%
Trust preferred capital notes                    18,000          870        6.37%            18,000            651      4.76%
                                           ------------- ------------ ------------    -------------- -------------- ----------
TOTAL INTEREST-BEARING LIABILITIES          $ 1,028,615     $ 20,562        2.67%         $ 779,572       $ 11,649      1.99%
Demand deposits and other liabilities           182,582                                     141,767
                                           -------------                              --------------
TOTAL LIABILITIES                           $ 1,211,197                                   $ 921,339
Stockholders' equity                             98,590                                      68,932
                                           -------------                              --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 1,309,787                                   $ 990,271
                                           =============                              ==============
Interest rate spread                                                        3.79%                                       3.80%
Net interest income and margin                              $ 40,825        4.30%                         $ 29,609      4.17%


(1) Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders' equity. Average yields on securities are stated on a tax equivalent basis, using a 35% rate.

Allowance for Loan Losses / Provision for Loan Loss Expense

The provision for loan losses is based upon management's estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. For the nine months ended September 30, 2005, the Bank recorded a net charge-off of $18 thousand compared to a net recovery of $6 thousand for the same period in 2004, while the provision for loan loss expense for the nine months ended September 30, 2005, was $2.8 million compared to $2.0 million in 2004. This increase in the provision for loan loss expense is reflective of the significant growth in loans during the period with loans, net of the allowance for loan losses and excluding loans held-for-sale increasing $261.5 million for the nine months ended September 30, 2005, as compared to an increase of $202.4 million for the nine months ended September 30, 2004, and a $2.7 million increase in non-performing assets and past due loans. As of September 30, 2005, the allowance for loan losses represented 1.09% of total loans versus 1.11% at December 31, 2004, and 1.09% at September 30, 2004.

Management feels that the allowance for loan losses is adequate at September 30, 2005. However, there can be no assurance that additional provisions for loan losses will not be required in the future, including as a result of changes in the economic assumptions underlying management's estimates and judgments, adverse developments in the economy, on a national basis or in the Company's market area, or changes in the circumstances of particular borrowers.

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

The following schedule summarizes the changes in the allowance for loan losses:

                                                       Nine Months            Nine Months           Twelve Months
                                                          Ended                  Ended                  Ended
                                                   September 30, 2005     September 30, 2004      December 31, 2004
                                                  ---------------------- ---------------------- ----------------------
                                                                       (In Thousands of Dollars)

Allowance, at beginning of period                    $ 10,402                 $  7,457                 $  7,457
Provision charged against income                        2,812                    2,005                    2,989
Recoveries:
   Consumer loans                                           6                        4                        6
   Commercial loans                                        --                       12                       12
Losses charged to reserve:
   Consumer loans                                          (4)                     (10)                     (62)
   Commercial loans                                       (20)                      --                       --
                                                     --------                 --------                 --------
Net (charge-offs) recoveries                              (18)                       6                      (44)
Allowance, at end of period                          $ 13,196                 $  9,468                 $ 10,402
                                                     ========                 ========                 ========

Ratio of net charge-offs to average loans
outstanding during period                                 .00%                     n/a                      .01%
Allowance for loan losses to total loans                 1.09%                    1.09%                    1.11%

Risk Elements and Non-performing Assets

Non-performing assets consist of non-accrual loans, impaired loans, restructured loans, and other real estate owned (foreclosed real properties). The total non-performing assets and loans that are ninety days or more past due and still accruing interest increased 139.8% from $1.2 million at December 31, 2004, to $2.9 million at September 30, 2005, and increased $2.7 million from $226 thousand at September 30, 2004. The increase in both periods was due to three loans to two borrowers for a total of $2.8 million which have been classified as impaired. Of the $2.8 million, $2.3 million is well-secured by real estate.

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

The ratio of non-performing assets and loans past due ninety days and still accruing to total loans increased from 0.13% at December 31, 2004, to 0.24% at September 30, 2005, and increased from 0.03% at September 30, 2004. As noted above, the increase in the ratio for both periods was due to $2.8 million in impaired loans. The Company expects its ratio of non-performing assets to total loans to remain low relative to its peers; however, it could increase due to an aggregate of $3.0 million in other identified potential problem loans, to six borrowers, as of September 30, 2005, for which management has identified risk factors that may result in them not being repaid in accordance with their terms although the loans are generally well-secured and are currently performing. At December 31, 2004, this same category of other identified potential problem loans was $1.7 million.

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

Total non-performing assets consist of the following:

                                            September 30, 2005      September 30, 2004         December 31, 2004
                                            ------------------      ------------------         -----------------
                                                                  (In Thousands of Dollars)

Non-accrual loans                                   $   15              $   24                     $   18
Impaired loans                                       2,787                 197                      1,192
                                                    ------              ------                     ------
  Total non-performing assets                       $2,802              $  221                     $1,210
Loans past due 90 days and still
  accruing                                             100                   5                       --
  Total non-performing assets and
   loans past due 90 days and
   still accruing                                   $2,902              $  226                     $1,210
                                                    ======              ======                     ======

     As a percentage of total loans                   0.24%               0.03%                      0.13%
     As a percentage of total assets                  0.20%               0.02%                      0.11%

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

At September 30, 2005, the Company had $934.2 million, or 77.5% of total loans, concentrated in commercial real estate. Commercial real estate for purposes of this discussion includes all construction loans, loans secured by multi-family residential properties and loans secured by non-farm, non-residential properties. At December 31, 2004, commercial real estate loans were $720.8 million, or 76.6%, of total loans. Total construction loans of $344.5 million at September 30, 2005, represented 28.6% of total loans, loans secured by multi-family residential properties of $61.4 million represented 5.1% of total loans, and loans secured by non-farm, non-residential properties of $528.3 million represented 43.8%.

Construction loans at September 30, 2005, included $240.4 million in loans to commercial builders of single family residential property and $20.8 million to individuals on single family residential property, representing 20.0% and 1.7% of total loans, respectively, and together representing 21.7% of total loans. These loans are made to a number of unrelated entities and generally have a term of twelve to twenty-four months. In addition the Company had $83.3 million of construction loans on non-residential commercial property at September 30, 2005, representing 6.9% of total loans. These total construction loans of $344.5 million include $156.5 million in land acquisition and/or development loans on residential property and $39.9 million in land acquisition and/or development loans on commercial property, together totaling $196.4 million, or 16.3% of total loans. Adverse developments in the Northern Virginia real estate market or economy including substantial increases in mortgage interest rates, slower housing sales, and increased commercial property vacancy rates could have an adverse impact on these groups of loans and the Bank's income and financial position. At September 30, 2005, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

The Bank has established formal policies relating to the credit and collateral requirements in loan originations including policies that establish limits on various loan types as a percentage of total loans and total capital. Loans to purchase real property are generally collateralized by the related property with limitations based on the property's appraised value. Credit approval is primarily a function of collateral and the evaluation of the creditworthiness of the individual borrower, guarantors and/or the individual project. Management considers the concentration of credit risk to be acceptable due to the diversification of borrowers over numerous businesses and industries.


Non-Interest Income

Non-interest income increased $331 thousand, or 7.6%, from $4.3 million for the nine months ended September 30, 2004, to $4.7 million for the nine months ended September 30, 2005. Service charges and other fees were the main factor increasing $226 thousand, or 17.2%, as a result of higher overdraft fees associated with a new overdraft protection program for the majority of the Bank's retail checking account customers, while fees and net gains from mortgage lending operations were up $93 thousand, or 3.8%, due to a $19.7 million increase in originations. For the three months ended September 30, 2005, non-interest income rose $380 thousand, or 25.0%, with a $186 thousand increase in service charges and other fees and a $184 thousand increase in fees and net gains from mortgage lending.

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

Non-Interest Expense

For the nine months ended September 30, 2005, non-interest expense increased $4.9 million, or 30.5%, compared to the same period in 2004, and increased $1.5 million, or 25.2%, from $5.9 million for the three months ended September 30, 2004, to $7.4 million for the three months ended September 30, 2005. Salaries and benefits were up $683 thousand and $2.9 million for the three and nine month periods ending September 30 due to the addition of five new branches since August 2004, additional loan officers and support staff, and higher commissions on loan growth, while occupancy expenses rose by $367 thousand and $847 thousand for the three and nine month periods, again due to the five new branch locations opened since August 2004. Other operating expenses increased by $377 thousand for the three months ended September 30, 2005, and increased by $1.0 million for the nine month period due mostly to higher advertising, public relations, franchise taxes and professional fees. Despite these non-interest expense increases, the efficiency ratio remains strong at 46.5% for the nine months ended September 30, 2005, and is expected to remain in the mid-to-high forties for the foreseeable future, although there can be no assurance.

Provision for Income Taxes

The Company's income tax provisions are adjusted for non-deductible expenses and non-taxable interest after applying the U.S. federal income tax rate of 35%. The provision for income taxes totaled $2.8 million and $2.0 million for the three months ended September 30, 2005 and 2004, respectively, and totaled $7.4 million and $5.4 million for the nine month periods. The effects of non-deductible expenses and non-taxable income on the Company's income tax provisions are minimal.

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

The Company measures total liquidity through cash and cash equivalents, securities available-for-sale, mortgage loans held-for-sale, other loans and investment securities maturing within one year, less securities pledged as collateral for repurchase agreements, public deposits and other purposes, and less any outstanding federal funds purchased. These liquidity sources increased $90.6 million, or 28.2%, from $320.8 million at December 31, 2004, to $411.4 million at September 30, 2005, as the amount of loans and investment securities maturing within one-year increased by $86.5 million, cash and fed funds sold increased $35.8 million, while the level of pledged securities rose by $38.3 million.

Additional sources of liquidity available to the Company include the capacity to borrow funds through established short-term lines of credit with various correspondent banks, and the Federal Home Loan Bank of Atlanta. Available funds from these liquidity sources were approximately $279.2 million and $192.8 million at September 30, 2005, and December 31, 2004, respectively. The Bank's line of credit with the Federal Home Loan Bank of Atlanta, which requires the pledging of collateral in the form of certain loans and/or securities, is approximately $217.2 million of the $279.2 million as of September 30, 2005.

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

Commitments to extend credit, which amounted to $471.5 million at September 30, 2005, and $361.3 million at December 31, 2004, represent legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At September 30, 2005, and December 31, 2004, the Company had $28.3 million and $18.3 million, respectively, in outstanding standby letters of credit.

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

The capital position of the Bank continues to meet regulatory requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios. Tier 1 capital consists of common and qualifying preferred stockholders' equity less goodwill. Total risk-based capital consists of Tier 1 capital, qualifying subordinated debt, and a portion of the allowance for loan losses. Risk-based capital ratios are calculated with reference to risk-weighted assets. The leverage ratio compares Tier 1 capital to total average assets for the most recent quarter end. The Bank's Tier 1 risk-based capital ratio was 8.20% at September 30, 2005, compared to 9.01% at December 31, 2004. The total risk-based capital ratio was 10.63% at September 30, 2005, compared to 11.82% at December 31, 2004. These ratios are in excess of the mandated minimum requirement of 4.00% and 8.00%, respectively. The Bank's leverage ratio was 7.47% at September 30, 2005, compared to 8.09% at December 31, 2004, and is also in excess of the mandated minimum requirement of 4.00%. Based on these ratios, the Bank is considered "well capitalized" under regulatory prompt corrective action guidelines. The Company's Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage ratio was 9.75%, 10.78% and 8.83%, respectively, at September 30, 2005. The declines in capital ratios for the nine months ended September 30, 2005, was due to the significant level of growth in assets.

The Federal Reserve has revised the capital treatment of trust preferred securities in light of recent accounting pronouncements and interpretations regarding variable interest entities, which have been read to encompass the subsidiary trusts established to issue trust preferred securities, and to which the Company issued subordinated debentures. As a result, the capital treatment of trust preferred securities has been revised to provide that in the future, such securities can be counted as Tier 1 capital at the holding company level, together with certain other restricted core capital elements, up to 25% of total capital (net of goodwill), and any excess as Tier 2 capital up to 50% of Tier 1 capital. At September 30, 2005, trust preferred securities represented 14.4% of the Company's tier one capital and 13.0% of its total qualifying capital. Future trust preferred issuances to increase holding company capital levels may not be available to the same extent as currently used. The Company may be required to raise additional equity capital, through the sale of common stock or otherwise, sooner than it would otherwise do so.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement No. 154, ("SFAS No. 154") "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3." The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement. " The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

On December 16, 2004, FASB issued Statement No. 123R (revised 2004), "Share-Based Payment," (FAS 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. The effective date of FAS 123R (as amended by the SEC) is for annual periods beginning after June 15, 2005. The provisions of FAS 123R do not have an impact on the Company's results of operations at the present time; however, the Company will begin recognizing expense beginning January 1, 2006.

In March 2005, the SEC issued Staff Accounting Bulleting No. 107 (SAB 107). SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff's view regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not impact the Company's results of operations at the present time.

In November 2004, the Emerging Issues Task Force ("EITF") published Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within U.S. Generally Accepted Accounting Principles ("GAAP") when developing its views. The Task Force also requested that the scope of the impairment issue be expanded to include equity investments and investments subject to FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and that the issue be addressed by the Task Force as a separate EITF issue. At the EITF meeting, the Task Force reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities accounted for under Statement 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Board ratified the consensus on that one issue at its November 25, 2004 meeting. In September 2004, the Financial Accounting Standards Board ("FASB") directed the FASB staff to issue two proposed FASB Staff Positions ("FSP"): Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. In June 2005, the FASB reach a decision whereby they declined to provide additional guidance on the meaning of other-than-temporary impairment. The Board directed the FASB staff to issue EITF 03-1a as final and to draft a new FSP that will replace EITF 03-01. The final FSP (retitled FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments") would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements


Internet Access To Company Documents

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

One of the tools used by the Company to assess interest sensitivity on a monthly basis is the static gap analysis that measures the cumulative differences between the amounts of assets and liabilities maturing or repricing within various time periods. It is the Company's goal to limit the one-year cumulative difference to plus or minus 10% of total interest-earning assets in an attempt to limit changes in future net interest income from sudden changes in market interest rates. The following table shows a gap analysis reflecting the earlier of the maturity or repricing dates for various assets and liabilities as of September 30, 2005. At that point in time, the Company had a cumulative net liability sensitive twelve-month gap position of $18.9 million, or a negative 1.3% of total interest-earning assets.

This position would generally indicate that over a period of one-year net interest earnings should decrease in a rising interest rate environment as more liabilities would reprice than assets and should increase in a falling interest rate environment. However, this measurement of interest rate risk sensitivity represents a static position as of a single day and is not necessarily indicative of the Company's position at any other point in time, does not take into account the sensitivity of yields and costs of specific assets and liabilities to changes in market rates, and it does not take into account the specific timing of when changes to a specific asset or liability will occur. More accurate measures of interest sensitivity are provided to the Company using earnings simulation models.

At September 30, 2005                                               Interest Sensitivity Periods
                                         -----------------------------------------------------------------------------------
                                                  Within          91 to 365      Over 1 to 5          Over
(Dollars in thousands)                           90 Days               Days            Years       5 Years            Total
                                         -----------------------------------------------------------------------------------
INTEREST EARNING ASSETS
Securities, at amortized cost                $   83,797       $   28,959        $   30,229       $   27,623       $  170,608
Interest-bearing deposits with other              1,026             --                --               --              1,026
banks
Federal funds sold                               21,917             --                --               --             21,917
Loans, net of unearned income                   581,540          117,011           460,946           53,123        1,212,620
-----------------------------------------------------------------------------------------------------------------------------
Total interest earning assets                $  688,280       $  145,970        $  491,175       $   80,746       $1,406,171
-----------------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES
NOW accounts                                 $   84,229       $   74,781        $   42,854       $     --         $  201,864

Money market accounts                            46,251           49,346            19,288             --            114,885
Savings accounts                                  1,664            5,201            13,941             --             20,806
Time deposits                                   100,035          387,241           212,603              5            699,884
Securities sold under agreement to
  repurchase and federal fund purchased          86,385             --                --               --             86,385
Trust preferred capital notes                    18,000             --                --               --             18,000
-----------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities           $  336,564       $  516,569        $  288,686       $        5       $1,141,824
-----------------------------------------------------------------------------------------------------------------------------
Cumulative maturity / interest               $  351,716       $  (18,883)       $  183,606       $  264,347       $  264,347
  sensitivity gap
As % of total earnings assets                     25.01%           (1.34)%           13.06%           18.80%
----------------------------------------------------------------------------------------------------------------------------

In order to more closely measure interest sensitivity, the Company uses earnings simulation models on a quarterly basis. These models utilize the Company's financial data and various management assumptions as to interest rates, growth and expenses to forecast a base level of earnings over a one-year period. This base level of earnings is then shocked assuming a sudden 200 basis points increase or decrease in interest rates. The most recent earnings simulation model was run based on data as of September 30, 2005, and the model projected that forecasted net income would increase by 11.92% if interest rates would immediately rise by 200 basis points, and if rates were to immediately drop by 200 basis points, the model projected a decrease in net income of 14.84%. Management believes the modeled results are consistent with the short duration of its balance sheet and given the many variables that effect the actual timing of when assets and liabilities will reprice. The Company has set a limit on this measurement of interest sensitivity to a maximum decline in earnings of 20%. Since the earnings model uses numerous assumptions regarding the effect of changes in interest rates on the timing and extent of repricing characteristics, future cash flows and customer behavior, the model cannot precisely estimate net income and the effect on net income from sudden changes in interest rates. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

       10.1         1998 Stock Option Plan (2)

       10.2         2004 VCBI Employee Stock Purchase Plan (4)

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



Date:  November 8, 2005           BY        /s/ Peter A. Converse
                                    ------------------------------------------
                                  Peter A. Converse, Chief Executive Officer


Date:  November 8, 2005           BY        /s/ William K. Beauchesne
                                    ------------------------------------------
                                  William K. Beauchesne, Treasurer and Chief
                                  Financial Officer