Form 10-K
period 2005-12-31
VIRGINIA COMMERCE BANCORP INC
filed 2006-03-14
CIK 1099305

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

 Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Section 405 of the Securities Act.  Yes |_|   No |X|

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  Yes |_|   No |X|

Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days.  Yes |X|   No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|   Accelerated filer |X|   Non-accelerated filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes |_|   No |X|

The registrant's Common Stock is traded on the Nasdaq National Market under the symbol VCBI. The aggregate market value of the approximately 9,664,461 shares of Common Stock of the registrant issued and outstanding held by nonaffiliates on June 30, 2005 was approximately $235.8 million, based on the closing sales price of $24.40 per share on that date. For purposes of this calculation, the term "affiliate" refers to all directors, executive officers and 10% shareholders of the registrant.

As of the close of business on March 1, 2006, 14,190,064 shares of the registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders, to be held on April 26, 2006, are incorporated by reference in part III hereof.

FORM 10-K CROSS REFERENCE OF MATERIAL INCORPORATED BY REFERENCE

The following shows the location in this Annual Report on Form 10-K or the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2006, of the information required to be disclosed by the United States Securities and Exchange Commission Form 10-K. References to pages only are to pages in this report.

PART I    ITEM 1.    BUSINESS.  See "Business" at pages 53 through 62.

          ITEM 1A    RISK FACTORS.  See "Risk Factors" at pages 20 through 23.

          ITEM 1B    UNRESOLVED STAFF COMMENTS.  None.

          ITEM 2.    PROPERTIES.  See "Properties" at page 62.

          ITEM 3. LEGAL PROCEEDINGS. From time to time the Company is a participant in various legal proceedings incidental to its business. In the opinion of management, the liabilities (if any) resulting from such legal proceedings will not have a material effect on the financial position of the Company.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. No matter was submitted to a vote of the security holders of the Company during the fourth quarter of 2005.

PART II   ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
                     MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES. See
                     "Market Price of Stock and Dividends" at page 63.

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

          ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. See Consolidated Financial Statements at pages 27 through 52.

          ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. None.

          ITEM 9A. CONTROLS AND PROCEDURES. See "Controls and Procedures" at page 23 and "Management Report on Internal Control Over Financial Reporting" at page 24.

          ITEM 9B.   OTHER INFORMATION.  None

PART III  ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
                     The information required by Item 10 is incorporated by reference from the material under the caption "Election of Directors" contained at pages 4 through 8, and under the caption "Compliance with Section 16(a) of the Securities
                     Exchange Act of 1934" at page 15, of the Proxy Statement.
                     The Company has adopted a code of ethics that applies to its Chief Executive Officer and Chief Financial Officer. A copy of the code of ethics will be provided to any person, without charge, upon written request directed to Lynda
                     Cornell, Assistant to the Chief Executive Officer, Virginia
                     Commerce Bancorp, Inc., 5350 Lee Highway, Arlington,
                     Virginia 22207.

          ITEM 11. EXECUTIVE COMPENSATION. The information required by Item 11 is incorporated by reference from the material under the caption "Executive Officer Compensation and Certain Transactions," contained at pages 8 through 13 of the Proxy Statement.

          ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS. The information required by Item 12 is incorporated by reference from the material under the captions "Voting Securities and Principal Holders Thereof" contained at page 3 of the Proxy Statement, and included under the caption "Securities Authorized for Issuance Under Equity Compensation Plans" at page 63 hereof.

          ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. The information required by Item 13 is incorporated by reference from the material under the caption "Transactions with Management and Others" contained at page 11 of the Proxy Statement.

          ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES. The information required by Item 14 is incorporated by reference from the material under the caption "Independent Registered Public Accounting Firm" contained at page 15 of the Proxy Statement.

PART IV   ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES. See "Financial
                     Statements and Exhibits" at page 64.

FIVE YEAR FINANCIAL SUMMARY

                                                          Year Ended December 31,
                                      ----------------------------------------------------------------
                                         2005         2004         2003         2002         2001
                                      -----------  -----------  -----------   ----------  ------------
                                             (Dollars in thousands, except per share amounts)
SELECTED YEAR-END BALANCES
Total assets                          $1,518,425   $1,139,353     $881,694     $663,457      $489,511
Total stockholders' equity               111,818       91,324       55,092       41,850        26,220
Total loans (net)                      1,270,255      925,782      654,851      516,900       395,108
Total deposits                         1,243,506      970,968      773,511      566,996       406,922
SUMMARY RESULTS OF OPERATIONS
Interest income                          $86,478      $57,998      $45,968      $38,998       $33,897
Interest expense                          29,811       16,331       13,893       14,128        15,991
  Net interest income                    $56,667      $41,667      $32,075      $24,870       $17,906
Provision for loan losses                  3,772        2,989        1,575        1,678         1,572
  Net interest income after
  provision for loan losses              $52,895      $38,678      $30,500      $23,192       $16,334
Non-interest income                        6,676        5,759        7,746        5,593         4,704
Non-interest expense                      29,466       22,807       20,820       17,217        13,982
   Income before taxes                   $30,105      $21,630      $17,426      $11,568        $7,056
Income tax expense                        10,438        7,401        5,880        3,892         2,391
  Net income                             $19,667      $14,229      $11,546       $7,676        $4,665
PER SHARE DATA (1)
Net income, basic                          $1.40        $1.08        $0.94        $0.69         $0.44
Net income, diluted                        $1.31        $0.99        $0.86        $0.62         $0.40
Book value                                 $7.96        $6.62        $4.49        $3.58         $2.47
Average number of shares
outstanding:
   BASIC                              14,010,688   13,212,621   12,166,805    11,124,241   10,591,215
  DILUTED                             14,989,143   14,330,169   13,300,713    12,491,041   11,766,980
GROWTH AND SIGNIFICANT RATIOS
% Change in net income                     38.22%       23.24%       50.42%       64.54%        43.54%
% Change in assets                         33.27%       29.22%       32.89%       35.53%        31.88%
% Change in loans (net)                    37.21%       41.37%       26.69%       30.82%        31.35%
% Change in deposits                       28.07%       25.53%       36.42%       39.34%        30.87%
% Change in equity                         22.44%       65.77%       31.64%       59.61%        23.88%
Equity to asset ratio                       7.36%        8.02%        6.25%        6.31%         5.36%
Return on average assets                    1.45%        1.39%        1.47%        1.32%         1.05%
Return on average equity                   19.44%       19.28%       23.71%       23.06%        19.37%
Average equity to average assets            7.47%        7.22%        6.21%        5.71%         5.44%
Efficiency ratio (2)                       46.52%       48.01%       52.17%       56.52%        61.84%

(1) Adjusted for all years presented giving retroactive effect to five-for- four stock splits in the form of 25% stock dividends in 2001 and 2002, a two-for-one split in the form of a 100% stock dividend in 2003, and five-for-four stock splits in the form of 25% stock dividends in 2004 and 2005.
(2) Computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income, net of securities gains or losses. This is a non-GAAP financial measure, which we believe provides investors with important information regarding our operational efficiency. Comparison of our efficiency ratio with those of other companies may not be possible, because other companies may calculate the efficiency ratio differently.

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

GENERAL

The following presents management's discussion and analysis of the consolidated financial condition and results of operations of Virginia Commerce Bancorp, Inc. and subsidiaries (the "Company") as of the dates and for the periods indicated. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto, and other financial data appearing elsewhere in this report. The Company is the parent bank holding company for Virginia Commerce Bank (the "Bank"), a Virginia state-chartered bank that commenced operations in May 1988. The Bank pursues a traditional community banking strategy, offering a full range of business and consumer banking services through nineteen branch offices, two residential mortgage offices and one investment services office.

Headquartered in Arlington, Virginia, Virginia Commerce serves the Northern Virginia suburbs of Washington, D.C., including Arlington, Fairfax, Fauquier, Loudoun and Prince William Counties and the cities of Alexandria, Fairfax, Falls Church, Manassas and Manassas Park. Its service area also covers, to a lesser extent, Washington, D.C. and the nearby Maryland counties of Montgomery and Prince Georges. The Bank's customer base includes small-to-medium sized businesses including firms that have contracts with the U.S. government, associations, retailers and industrial businesses, professionals and their firms, business executives, investors and consumers. Additionally, the Bank has strong market niches in commercial real estate and construction lending and operates its residential mortgage lending division as its only business segment. Over the past five years, the Company has experienced significant growth in total assets, loans, deposits and net income.

CRITICAL ACCOUNTING POLICIES

During the year ended December 31, 2005, there were no changes in the Company's critical accounting policies as reflected in the last report.

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

The allowance for loan losses is an estimate of the losses that are inherent in our loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

Our allowance for loan losses has three basic components: the specific allowance, the formula allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The specific allowance is used to individually allocate an allowance for loans identified as impaired. Impairment testing includes consideration of the borrower's overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral. These factors are combined to estimate the probability and severity of inherent losses. When impairment is identified, then a specific reserve is established based on the Company's calculation of the loss embedded in the individual loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment. The formula allowance is used for estimating the loss on internally risk rated loans exclusive of those identified as impaired. The loans meeting the criteria for substandard, doubtful and loss, as well as impaired loans, are segregated from performing loans within the portfolio. Internally classified loans are then grouped by loan type (commercial, commercial real estate, commercial construction, residential real estate, residential construction or installment). Each loan type is assigned an allowance factor based on management's estimate of the associated risk, complexity and size of the individual loans within the particular loan category. Classified loans are assigned a higher allowance factor than non-rated loans due to management's concerns regarding collectibility or management's knowledge of particular elements surrounding the borrower. Allowance factors grow with the worsening of the internal risk rating. The unallocated formula is used to estimate the loss of non-classified loans. These loans are also segregated by loan type and allowance factors are assigned by management based on delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of management, national and local economic trends, concentrations of credit, quality of the loan review system and the effect of external factors (i.e. competition and regulatory requirements). The factors assigned differ by loan type. The unallocated allowance captures losses whose impact on the portfolio has occurred but has yet to be recognized in either the formula or specific allowance. Allowance factors and the overall size of the allowance may change from period to period based on management's assessment of the factors described above and the relative weights given to each factor. For further information regarding the allowance for loan losses see Notes 1 and 4 to the Consolidated Financial Statements and the discussion under the caption "Asset Quality - Provision and Allowance for Loan Losses" at page 12.

FINANCIAL PERFORMANCE OVERVIEW

For the year ended December 31, 2005, total assets increased $379.1 million, or 33.3%, from $1.14 billion at December 31, 2004, to $1.52 billion, with loans, net of the allowance for loan losses, increasing $344.5 million, or 37.2%, from $925.8 million at December 31, 2004, to $1.27 billion at December 31, 2005. This growth in loans and total assets was fueled by an increase in total deposits of $272.5 million, or 28.1%, from $971.0 million at December 31, 2004, to $1.244 billion, a $58.6 million increase in repurchase agreements and federal funds purchased, and $25.0 million in proceeds from the issuance of trust preferred capital notes. Net income for the year ended December 31, 2005 was up $5.5 million, or 38.2%, from $14.2 million in 2004, to $19.7 million with a $15.0 million increase in net interest income, the Company's primary source of revenue.

In 2004, total assets increased $257.7 million, or 29.2%, from $881.7 million at December 31, 2003, to $1.14 billion, with loans increasing $270.9 million, or 41.4% from $654.9 million at December 31, 2003, to $925.8 million. As in 2005, the majority of the growth in loans and total assets was funded by increases in deposits, with total deposits rising $197.5 million, or 25.5%, from $773.5 million at December 31, 2003, to $971.0 million at the end of 2004. Additional funding was provided by a $22.3 million increase in repurchase agreements and $21.8 million in net proceeds from a follow-on public offering in May 2004. Net income in 2004 was up $2.7 million, or 23.2%, from $11.5 million in 2003 to $14.2 million with growth in net-interest income again being the primary factor.

As noted, the Company achieved significant growth in loans in 2005. Loans are the Company's major asset and as a result the major contributor to interest income. The majority of loan growth occurred in real estate mortgage loans, which rose $173.4 million, or 28.6%, from $605.4 million at December 31, 2004, to $778.8 million at December 31, 2005. Real estate construction loans represented the second largest dollar increase rising $140.5 million, or 58.4%, from $240.5 million at December 31, 2004, to $381.0 million, while a greater emphasis by the Company on commercial lending, beginning in 2004, contributed to a record level increase in commercial loans with total commercial loans increasing $33.5 million, or 37.8%, from $88.7 million at December 31, 2004, to $122.2 million at December 31, 2005. In 2004, growth by category was similar to what was achieved in 2005, with real estate mortgage loans increasing $161.0 million, real estate construction loans representing the second largest increase at $87.1 million, and commercial loans rising $27.5 million.

While loans are the Company's major asset, deposits are the Company's major source of funding and as a result the major contributor to interest expense. In 2005, deposits increased by $272.5 million, or 28.1%, with non-interest-bearing demand deposits increasing $40.5 million, or 27.3%, to $188.6 million, savings and interest-bearing demand deposits increasing $17.2 million, or 5.2%, and time deposits growing $214.9 million, or 43.8%, from $490.5 million at December 31, 2004, to $705.4 million. For the year ended December 31, 2004, deposit growth included a $28.3 million increase in non-interest-bearing demand deposits, a $7.7 million decline in savings and interest-bearing demand deposits, and a $176.9 million increase in time deposits. In addition to the strong growth in deposits, repurchase agreements which represent funds of numerous demand deposit customers of the Bank, increased $31.6 million, or 59.4%, from $53.2 million at December 31, 2004, to $84.8 million at December 31, 2005, and increased $22.3 million, or 72.3%, in 2004.

The Company's investment securities portfolio represents its second largest asset and contributor to interest income and is generally maintained as a primary source of liquidity. Particularly over the past two years as loan growth outpaced deposits. In 2005, the portfolio increased by $9.9 million, or 6.0%, from $163.2 million at December 31, 2004, to $173.1 million at December 31, 2005, with growth concentrated in short-term U.S. Government Agency obligations. Growth was similar in 2004, with the portfolio increasing $14.0 million, or 9.4%, from $149.2 million at December 31, 2003, to $163.2 million, with growth again concentrated in short-term U.S. Government Agency obligations and Treasury securities.

For the year ended December 31, 2005, the Company achieved record earnings of $19.7 million, an increase of 38.2% compared to earnings of $14.2 million for the prior fiscal year as net interest income increased $15.0 million, or 36.0%, from $41.7 million in 2004, to $56.7 million in 2005, non-interest income increased $917 thousand, or 15.9%, from $5.8 million in 2004, to $6.7 million, while provisions for loan losses were up $783 thousand, and non-interest expense rose 29.2%, from $22.8 million in 2004, to $29.5 million. As a result, the Company's efficiency ratio, as defined, improved from 48.0% for the year ended December 31, 2004, to 46.5% in 2005. In 2004, earnings of $14.2 million increased $2.7 million, or 23.2%, compared to earnings of $11.5 million in 2003 with net interest income increasing $9.6 million, or 29.9%, non-interest income falling $1.9 million, or 25.7%, provisions for loan losses increasing $1.4 million, while non-interest expense rose by only $2.0 million, or 9.1%. For the year ended December 31, 2003, earnings of $11.5 million, represented an increase of 50.4% compared to earnings of $7.7 million in 2002. On a diluted per share basis earnings were $1.31, $0.99, and $0.86 in 2005, 2004, and 2003, respectively, while the Company's return on average assets was 1.45% for 2005, as compared to 1.39% in 2004 and 1.47% in 2003. Return on average equity was 19.44% in 2005, 19.28% in 2004, and 23.71% in 2003.

Stockholders' equity increased by $20.5 million in 2005, or 22.4%, from $91.3 million at December 31, 2004, to $111.8 million, on earnings of $19.7 million and $1.7 million in proceeds and tax benefits from the exercise of stock options and warrants by Company directors and officers and the purchase of stock by Company employees under an Employee Stock Purchase Plan. In 2004, stockholders' equity increased $36.2 million, or 65.8%, from $55.1 million at December 31, 2003, to $91.3 million, on earnings of $14.2 million, $21.8 million in net proceeds from the issuance of 1,392,578 shares of common stock (adjusted for 5-for-4 stock splits in 2004 and 2005) through a follow-on public offering in May 2004, and $708 thousand in proceeds and tax benefits from the exercise of stock options and warrants by Company directors and officers and the purchase of stock by Company employees under an Employee Stock Purchase Plan. The total number of common shares outstanding increased in 2005 by 3,003,180, with 2,797,374 shares issued due to a five-for-four stock split in the form of a twenty-five percent stock dividend in May 2005, 194,710 shares issued as a result of the exercise of stock options and warrants by Company directors and officers and 11,096 shares issued to employees under the Company's Employee Stock Purchase Plan.

NET INTEREST INCOME

Net interest income is the excess of interest earned on loans and investments over the interest paid on deposits and borrowings and is the Company's primary revenue source. Net interest income is thereby affected by overall balance sheet growth, changes in interest rates and changes in the mix of investments, loans, deposits and borrowings. In 2005, net interest income increased $15.0 million, or 36.0%, from $41.7 million in 2004, to $56.7 million due to the significant growth in loans and an increase in the net interest margin from 4.23% in 2004 to 4.30%. In 2004, net interest income increased $9.6 million, or 29.9%, from $32.1 million in 2003, to $41.7 million with most of the increase again attributable to growth in loans. In 2003, net interest income increased $7.2 million, or 29.0%, from $24.9 million in 2002, to $32.1 million.

In January 2001, the Federal Reserve began reducing the fed funds target rate by over five hundred basis points with its last reduction in June 2003 to a historically low level of 1.00%. Along with these reductions came a similar decline in the prime lending rate, to which the majority of the Company's interest rates on loans are tied, and significantly lower rates on treasuries, affecting the Company's investment securities portfolio. As a result, the Company's average yield on loans declined from 8.50% in 2001, to 6.49% in 2004, and its yield on investment securities fell from 6.07% in 2001, to 3.71% in 2004. Consequently the Company's overall yield on interest earning assets decreased from 8.01% in 2001, to 5.89% in 2004. On the other side, the cost of deposits and borrowings also fell during this period, from 4.48% in 2001 to 2.03% by the end of 2004.

On June 30, 2004, the Federal Reserve began increasing the fed funds target rate and by the end of 2005 had increased it three-hundred and twenty-five basis points to 4.25%. As a result the Company's yield on earning assets increased from 5.89% in 2004 to 6.57% in 2005, while the cost of interest-bearing liabilities also increased from 2.03% in 2004 to 2.79% in 2005. The result was a decline in the interest rate spread; however, the overall net interest margin increased from 4.23% in 2004 to 4.30% in 2005, as the level of average earning assets to average interest bearing liabilities rose from 122.6% in 2004 to 123.5% in 2005.

With expectations for another twenty-five to fifty basis points increase in the fed funds target rate in 2006, the Company expects further improvement in loan yields; however, a fairly flat to slightly inverted yield curve along with increased competition in the Company's market for deposits, especially in the rates paid for time deposits, are expected to pressure the net interest margin lower. Tables 1, 2 and 3 provide further information with regard to yields, costs, the changes in net interest income and associated risk.

TABLE 1: AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

The following table shows the average balance sheets for each of the years ended December 31, 2005, 2004, and 2003. In addition, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, are shown. Loans placed on a non-accrual status are included in the average balances. Net loan fees and late charges included in interest income on loans totaled $4.0 million, $2.8 million and $2.1 million for 2005, 2004, and 2003, respectively.

                                                 2005                           2004                             2003
                                    ------------------------------  ------------------------------  -------------------------------
(Dollars in thousands)                         Interest  Average              Interest  Average                 Interest  Average
                                     Average   Income-    Yields     Average  Income-    Yields      Average    Income-    Yields
                                     Balance   Expense    /Rates     Balance  Expense    /Rates      Balance    Expense    /Rates
                                    ------------------------------  ------------------------------  -------------------------------
ASSETS
Securities (1)                        $168,733    $6,167    3.70%     $159,833    $5,853     3.71%     $115,995    $4,526    3.98%

Loans, net of unearned income        1,128,801    79,614    7.05%      798,195    51,814     6.49%      595,816    41,065    6.89%
Interest-bearing deposits in
other banks                              1,020        30    2.95%          447        10     2.23%           --        --       --
Federal funds sold                      19,599       667    3.40%       27,748       321     1.16%       36,018       377    1.05%
                                    ------------------------------  ------------------------------  ------------------------------
TOTAL INTEREST-EARNING ASSETS       $1,318,153  $ 86,478    6.57%   $  986,223   $57,998     5.89%     $747,829   $45,968    6.16%
                                    ------------------------------  ------------------------------  ------------------------------
Other assets                            35,800                          36,455                           35,754
                                    ------------------------------  ------------------------------  ------------------------------
TOTAL ASSETS                        $1,353,953                      $1,022,678                         $783,583
                                    ==============================  ==============================  ==============================
LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing deposits
    NOW accounts                      $207,053    $3,422    1.65%     $209,617    $2,789     1.33%     $157,958    $2,415    1.53%
    Money market accounts              110,623     1,988    1.80%      119,963     1,667     1.39%       85,418     1,354    1.59%
    Savings accounts                    20,497       112    0.55%       20,255       111     0.55%       22,136       180    0.81%
    Time deposits                      633,572    20,910    3.30%      395,718    10,533     2.66%      299,752     8,965    2.99%
                                    ------------------------------  ------------------------------  ------------------------------
Total interest-bearing deposits       $971,745   $26,432    2.72%     $745,553   $15,100     2.03%     $565,264   $12,914    2.28%
                                    ------------------------------  ------------------------------  ------------------------------
Securities sold under agreement
to repurchase and federal funds
purchased                               63,342     1,710    2.70%       39,962       325     0.81%       32,963       123    0.37%
                                    ------------------------------  ------------------------------  ------------------------------
Other borrowed funds                    13,759       423    3.07%          733        15     2.00%          351        21    5.98%
                                    ------------------------------  ------------------------------  ------------------------------
Trust preferred capital notes           18,822     1,246    6.62%       18,000       891     4.95%       18,000       835    4.64%
                                    ------------------------------  ------------------------------  ------------------------------
TOTAL INTEREST-BEARING LIABILITIES  $1,067,668   $29,811    2.79%     $804,248   $16,331     2.03%     $616,578   $13,893    2.25%
                                    ------------------------------  ------------------------------  ------------------------------
Demand deposits and other
liabilities                            185,134                         144,617                          118,313
                                    ------------------------------  ------------------------------  ------------------------------
TOTAL LIABILITIES                   $1,252,802                        $948,865                         $734,891
                                    ------------------------------  ------------------------------  ------------------------------
Stockholders' equity                   101,151                          73,813                           48,692
                                    ------------------------------  ------------------------------  ------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                              $1,353,953                      $1,022,678                         $783,583
                                    ==============================  ==============================  ==============================
Interest rate spread                                        3.78%                            3.86%                           3.91%
NET INTEREST INCOME AND MARGIN                   $56,667    4.30%                $41,667     4.23%                $32,075    4.30%
                                    ==============================  ==============================  ==============================

(1) Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders' equity. Average yields on securities are stated on a tax equivalent basis, using a 35% rate for 2005 and 2004, and 34% for 2003.

TABLE 2: RATE-VOLUME VARIANCE ANALYSIS

Interest income and expense are affected by changes in interest rates, by changes in the volumes of earning assets and interest-bearing liabilities, and by changes in the mix of these assets and liabilities. The following analysis shows the year-to-year changes in the components of net interest income.

                                              2005 COMPARED TO 2004                  2004 COMPARED TO 2003
                                         --------------------------------------------------------------------------
                                          Increase/(Decrease)                    Increase/(Decrease)
                                                Due to            Total                Due to            Total
                                         ---------------------- Increase/     -----------------------  Increase/
(Dollars in thousands)                    Volume       Rate     (Decrease)       Volume       Rate     (Decrease)
                                         ---------- ----------- ----------    ----------- ----------- -------------
INTEREST INCOME
Loans                                      $23,318    $  4,482     $27,800       $13,137    $(2,388)        $10,749
Securities                                     335        (21)         314         1,638       (311)          1,327
Interest bearing deposits in other
banks                                           17           3          20            10          --             10
Federal funds sold                           (277)         623         346          (96)          40           (56)
                                         ---------- ----------- ----------    ----------- ----------- -------------
Total interest income                      $23,393    $  5,087     $28,480       $14,689    $(2,659)        $12,030
                                         ========== =========== ==========    =========== =========== =============
INTEREST EXPENSE
Interest-bearing deposits:
   NOW accounts                            $  (42)    $    675        $633       $   687    $  (313)        $   374
   Money market accounts                     (168)         489         321           480       (167)            313
   Savings accounts                              1          --           1          (10)        (59)           (69)
   Time deposits                             6,414       3,963      10,377         2,533       (965)          1,568
                                         ---------- ----------- ----------    ----------- ----------- -------------
Total interest-bearing deposits            $ 6,205    $  5,127     $11,332       $ 3,690    $(1,504)        $ 2,186
Securities sold under agreement to
  repurchase and federal funds
purchased                                      631         754       1,385            57         145            202
Other borrowed funds                           400           8         408             8        (14)            (6)
Trust preferred capital notes                   55         300         355            --          56             56
                                         ---------- ----------- ----------    ----------- ----------- -------------
Total interest expense                     $ 7,291    $  6,189     $13,480       $ 3,755    $(1,317)        $ 2,438
                                         ---------- ----------- ----------    ----------- ----------- -------------
CHANGE IN NET INTEREST INCOME              $16,102    $(1,102)     $15,000       $10,934    $(1,342)        $ 9,592
                                         ========== =========== ==========    =========== =========== =============

ASSET/LIABILITY MANAGEMENT AND QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the Company is exposed to market risk, or interest rate risk, as its net income is largely dependent on its net interest income. Market risk is managed by the Company's Asset/Liability Management Committee that formulates and monitors the performance of the Company based on established levels of market risk as dictated by policy. In setting tolerance levels, or limits on market risk, the Committee considers the impact on earnings and capital, the level and general direction of interest rates, liquidity, local economic conditions and other factors. Interest rate risk, or interest sensitivity, can be defined as the amount of forecasted net interest income that may be gained or lost due to favorable or unfavorable movements in interest rates. Interest rate risk, or sensitivity, arises when the maturity or repricing of interest-bearing assets differs from the maturing or repricing of interest-bearing liabilities and as a result of the difference between total interest-bearing assets and interest-bearing liabilities. The Company seeks to manage interest rate sensitivity while enhancing net interest income by periodically adjusting this asset/liability position; however, in general the Company has maintained a fairly balanced sensitivity to changes in interest rates.

One of the tools used by the Company to assess interest sensitivity on a monthly basis is the static gap analysis that measures the cumulative differences between the amounts of assets and liabilities maturing or repricing within various time periods. It is the Company's goal to manage the one-year cumulative difference, or gap, in an attempt to limit changes in future net interest income from changes in market interest rates. A static gap analysis is shown in Table 3 below, and reflects the earlier of the maturity or repricing dates for various assets, including prepayment and amortization estimates, and liabilities as of December 31, 2005. At that point in time, the Company had a cumulative net asset sensitive one-year gap position of $63.0 million, or a positive 4.3% of total interest-earning assets.

This position would generally indicate that over a period of one-year net interest earnings should increase in a rising interest rate environment as more assets would reprice than liabilities and should decrease in a falling interest rate environment. However, this measurement of interest rate risk sensitivity represents a static position as of a single day and is not necessarily indicative of the Company's position at any other point in time, does not take into account the differences in sensitivity of yields and costs on specific assets and liabilities to changes in market rates, and it does not take into account the specific timing of when changes to a specific asset or liability will occur. More accurate measures of interest sensitivity are provided to the Company using earnings simulation models.

TABLE 3:  STATIC GAP ANALYSIS

At December 31, 2005                                      INTEREST SENSITIVITY PERIODS
                                           -----------------------------------------------------------
(Dollars in thousands)                      Within     91 to 365   Over 1 to    Over 5
                                            90 Days      Days       5 Years      Years       Total
                                           -----------------------------------------------------------
INTEREST EARNING ASSETS
Securities, at amortized cost               $ 12,132     $ 30,441    $112,621    $ 20,223  $  175,417
Interest bearing deposits in other banks          --        1,035          --          --       1,035
Loans held-for-sale                           12,548           --          --          --      12,548
Loans, net of unearned income                510,481      237,010     467,276      69,309   1,284,076
                                           ---------- ------------ ----------- ----------- -----------
Total interest earning assets               $535,161     $268,486    $579,897    $ 89,532  $1,473,076
                                           ---------- ------------ ----------- ----------- -----------
INTEREST-BEARING LIABILITIES
NOW accounts                                $ 25,254     $ 25,254    $151,523    $     --    $202,031
Money market accounts                         15,961       15,961      95,766          --     127,688
Savings accounts                               2,481        2,481      14,885          --      19,847
Time deposits                                141,079      382,357     181,850         100     705,386
Securities sold under agreements to
 repurchase and federal funds purchased      111,794           --          --          --     111,794
Trust preferred capital notes                     --       18,000          --      25,000      43,000
                                           ---------- ------------ ----------- ----------- -----------
Total interest-bearing liabilities          $296,569     $444,053    $444,024    $ 25,100  $1,209,746
                                           ---------- ------------ ----------- ----------- -----------
CUMULATIVE MATURITY / INTEREST SENSITIVITY  $238,592     $  63,025   $198,898    $263,330  $  263,330
GAP
As % of total earnings assets                 16.20%         4.28%     13.50%      17.88%
                                           ========== ============ =========== =========== ===========

In order to more closely measure interest sensitivity, the Company uses earnings simulation models on a quarterly basis. These models utilize the Company's financial data and various management assumptions as to balance sheet growth, interest rates, operating expenses and other non-interest income sources to forecast a base level of earnings over a one-year period. This base level of earnings is then shocked assuming a 200 basis points higher and lower level of interest rates over the forecasted period. The most recent earnings simulation model was run based on data as December 31, 2005, and consistent with the Company's belief from its static gap analysis that its balance sheet structure was asset sensitive at that time, the model projected that forecasted earnings over a one-year period would increase by 0.49% if interest rates were to be 200 basis points higher than expected, and forecasted earnings would decrease by 3.33% if interest rates were to be 200 basis points lower than expected.

Management believes the modeled results are consistent with the short duration of its balance sheet and given the many variables that effect the actual timing of when assets and liabilities will reprice. The Company has set a limit on this measurement of interest sensitivity to a maximum decline in earnings of 20%. Since the earnings model uses numerous assumptions regarding the effect of changes in interest rates on the timing and extent of repricing characteristics, future cash flows and customer behavior, the model cannot precisely estimate net income and the effect on net income from sudden changes in interest rates. Actual results will differ from the simulated results noted above due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

NON-INTEREST INCOME

The Company's non-interest income sources include service charges and other fees on deposit accounts, fee and net gains from loans originated and sold through its mortgage lending division, commissions from non-deposit investment sales and increases in the cash surrender value of Bank owned life insurance policies. Non-interest income increased $917 thousand in 2005, or 15.9%, from $5.8 million in 2004 to $6.7 million, and decreased $2.0 million, or 25.6%, from $7.7 million in 2003, to $5.8 million in 2004. In 2003, non-interest income increased $2.1 million, or 38.5%, from $5.6 million in 2002, to $7.7 million. Fees and net gains on mortgage loans held-for-sale accounted for the majority of the increase in non-interest income in 2003 and the subsequent decrease in 2004 as lower interest rates and a strong local housing market pushed production levels to new highs in 2003, while in 2004 refinancing activity slowed considerably, and consequently fees and net gains on mortgage loans held-for-sale declined. In 2005, fees and net gains were mostly unchanged, rising only $77 thousand year-over-year.

The Company's mortgage lending division began operations in 1999 and in its first two years originated an average of $76.7 million in mortgages for sale. Over the next three years as mortgage rates began to fall, refinancing and home purchases increased significantly with refinancing activity hitting record levels in 2003. As a result, mortgages originated for sale increased to $180.7 million in 2001, $207.8 million in 2002 and to a record level of $287.8 million in 2003. In 2004, due to lower levels of refinancing activity, originations fell to $175.9 million, while in 2005 that number increased to $202.3 million; however; pricing became more competitive and as noted above, fees and net gains were mostly unchanged. Adverse changes in the local real estate market, consumer confidence, and interest rates, as well as increased competition could adversely impact the level of loans originated for sale, and the resulting fees and earnings thereon. The Company continues to try to expand the level of loans originated for sale and the resulting fees and net gains thereon, with the hiring of additional commission based loan officers and expansion of its base of correspondents to enhance product offerings.

Service charges and other fees, which include monthly deposit account maintenance charges, overdraft fees, ATM fees and charges, debit card income, safe deposit box rents, merchant discount fee income, and lock-box service fees, increased $804 thousand, or 46.0%, from $1.7 million in 2004, to $2.6 million in 2005. In 2004, service charges and other fees were up $140 thousand, or 8.7%, from $1.6 million to $1.7 million, while in 2003 they were mostly unchanged. The increase in 2004 was due to higher lock-box service fees, debit card income and ATM fees and charges, while in 2005 increases included $284 thousand in higher overdraft fees associated with a new overdraft protection program for the majority of the Bank's retail checking account customers and $348 thousand in higher fees from lock-box operations as a result of increased activity in one customer account related to donations for Hurricane Katrina. Management expects continued improvement in the level of overdraft fees in 2006 while fees from lock-box operations will be lower.

In seeking to improve non-interest income sources, the Company added non-deposit investment services, through a third party arrangement, in 2002. This new service provided for $202 thousand in additional income in 2003, $427 thousand in 2004 and $456 thousand in 2005. No significant increases are expected in 2006.

Other non-interest income was mostly unchanged in 2005, while increasing by $89 thousand, or 33.6%, from $265 thousand in 2003, to $354 thousand in 2004, and from $44 thousand in 2002, to $265 thousand in 2003. The majority of this income source is related to the purchase of $6 million in Bank owned life insurance policies in May 2003. These polices, which are recorded on the Company's balance sheet under other assets, accounted for $259 thousand of the $361 thousand in other income in 2005, and $282 thousand of the $354 thousand in other income in 2004. The Company does not anticipate additional purchases of this insurance in 2006. Income from Bank owned life insurance is non-taxable.

NON-INTEREST EXPENSE

In 2005, non-interest expense increased $6.7 million, or 29.2%, from $22.8 million in 2004, to $29.5 million, and increased $2.0 million, or 9.5%, from $20.8 million in 2003 to $22.8 million in 2004. Salaries and benefits accounted for $3.8 million, or 57.7%, of the total increase in non-interest expense in 2005, $916 thousand, or 46.1%, in 2004, and $2.4 million, or 66.7% in 2003.
Commissions and incentive compensation associated with the significant increases in total loans and loans originated for sale, together with increased compensation associated with additional employees added due to overall growth and branch expansion were the reasons for the increases. The Company anticipates that salaries and benefits expense will continue to be the largest single factor in increased non-interest expenses in future periods due to branch expansion and other staffing needs. In addition, the Company will begin expensing options in 2006 with an estimated impact of $232 thousand for the year.

Occupancy expenses, which include rents, depreciation, maintenance on buildings, leaseholds and equipment, increased $1.2 million, or 38.2%, from $3.2 million in 2004, to $4.5 million in 2005, and increased only $50 thousand, or 1.6%, in 2004. In 2003, occupancy expense was up $275 thousand, or 9.4%. The significant increase in expense in 2005 was due to the opening of five new branch locations between August 2004 and June 2005 and expanded office facilities for lending units, while in 2004, occupancy expense was mostly unchanged as two new branch locations were opened in the later part of the year while depreciation expenses associated with older branch locations were reduced. Occupancy is expected to significantly increase again in 2006 as the Company anticipates three to five new branches to be opened and additional facilities needed for expanding its back office operations.

Data processing expense increased by $239 thousand, or 18.2%, in 2005, increased by $75 thousand, or 6.1%, in 2004, and was up $160 thousand, or 14.8%, in 2003. These increases are consistent with overall growth in the total number of loan and deposit accounts processed.

Other operating expenses, which include advertising and public relations expenses, bank franchise taxes, legal and professional fees, telecommunications, supplies and postage, increased by $1.3 million, or 28.0%, from $4.8 million in 2004, to $6.1 million in 2005, and increased $946 thousand, or 24.7%, from $3.8 million in 2003 to $4.8 million in 2004. In 2003, other operating expenses increased $765 thousand, or 25.0%. The increases over the years are generally due to branch expansion and overall growth, while in 2005 advertising and public relations expense accounted for $342 thousand of the total increase, and in 2004, $239 thousand of the increase was due to one-time professional fees associated with initial Sarbanes/Oxley Section 404 compliance efforts. The Company expects other operating expenses will continue to increase in future periods; however, the percentage increases are likely to be lower.

INCOME TAXES

The Company's income tax provisions are adjusted for non-deductible expenses and non-taxable interest after applying the U.S. federal income tax rate of 35% in 2004 and 2005, and 34% in 2003. The provision for income taxes totaled $10.4 million, $7.4 million and $5.9 million, for the years ended December 31, 2005, 2004 and 2003, respectively. The effects of non-deductible expenses and non-taxable interest on the Company's income tax provisions are minimal. For further information regarding the provisions for income taxes see Note 8 to the Consolidated Financial Statements.

ASSET QUALITY - PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is based upon management's estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. In 2005, net charge-offs totaled $353 thousand compared to $44 thousand and $42 thousand in 2004 and 2003, respectively. The provision for loan loss expense in 2005 was $3.8 million compared to $3.0 million in 2004 and $1.6 million in 2003. As a result the total allowance for loan losses increased $3.4 million, or 32.9%, from $10.4 million at December 31, 2004, to $13.8 million at December 31, 2005, increased $2.9 million, or 39.5%, in 2004 and increased 25.9% in 2003. These increases in the total allowance for loan losses are consistent with a 37.2% increase in loans in 2005, 41.4% in 2004 and 26.7% in 2003, along with a continuing low level of non-performing loans.

Management feels that the allowance for loan losses is adequate at December 31, 2005. However, there can be no assurance that additional provisions for loan losses will not be required in the future, including as a result of possible changes in the economic assumptions underlying management's estimates and judgments, adverse developments in the economy, on a national basis or in the Company's market area, or changes in the circumstances of particular borrowers.

The Company generates a quarterly analysis of the allowance for loan losses, with the objective of quantifying portfolio risk into a dollar figure of inherent losses, thereby translating the subjective risk value into an objective number. Emphasis is placed on semi-annual independent external loan reviews and monthly internal reviews. The determination of the allowance for loan losses is based on applying and summing the results of eight qualitative factors and one quantitative factor to each category of loans along with any specific allowance for impaired and adversely classified loans within the particular category. Each factor is assigned a percentage weight and that total weight is applied to each loan category. The resulting sum from each loan category is then combined to arrive at a total allowance for all categories. Factors are different for each loan category. Qualitative factors include: levels and trends in delinquencies and non-accruals, trends in volumes and terms of loans, effects of any changes in lending policies, the experience, ability and depth of management, national and local economic trends and conditions, concentrations of credit, quality of the Company's loan review system, and regulatory requirements. The total allowance required thus changes as the percentage weight assigned to each factor is increased or decreased due to its particular circumstance, as the various types and categories of loans change as a percentage of total loans and as specific allowances are required on impaired loans and higher allowance factors are required on other adversely classified loans. For further information regarding the allowance for loan losses see Notes 1 and 4 to the Consolidated Financial Statements.

TABLE 4: PROVISION AND ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)                          2005         2004         2003        2002         2001
                                             ----------- ------------- ----------- ------------ ------------
Allowance, beginning of period                 $ 10,402       $ 7,457     $ 5,924       $4,356       $2,803
                                             ----------- ------------- ----------- ------------ ------------
CHARGE-OFFS
  Real estate loans                            $     --       $    --     $    --       $   --       $   --
  Commercial loans                                  341            --          30           87           --
  Consumer loans                                     21            62          26           68           23
                                             ----------- ------------- ----------- ------------ ------------
Total charge-offs                              $    362       $    62     $    56       $  155       $   23
                                             ----------- ------------- ----------- ------------ ------------
RECOVERIES
  Real estate loans                            $     --       $    --     $    --       $   --       $   --
  Commercial loans                                   --            12           2            5            2
  Consumer loans                                      9             6          12           40            2
                                             ----------- ------------- ----------- ------------ ------------
Total recoveries                               $      9       $    18     $    14       $   45       $    4
                                             ----------- ------------- ----------- ------------ ------------
Net charge-offs                                $    353       $    44     $    42       $  110       $   19
                                             ----------- ------------- ----------- ------------ ------------
PROVISION FOR LOAN LOSSES                         3,772         2,989       1,575        1,678        1,572
                                             ----------- ------------- ----------- ------------ ------------
Allowance, end of period                       $ 13,821       $10,402     $ 7,457       $5,924       $4,356
                                             =========== ============= =========== ============ ============
Ratio of net charges-offs to average total
  loans outstanding during period                 0.03%         0.01%       0.01%        0.02%        0.01%

TABLE 5: ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses includes specific allowances where impairment has been identified and a general allowance applicable to all loan categories; however, management has allocated the allowance to provide an indication of the relative risk characteristics of the loan portfolio. The allocation is an estimate and should not be interpreted as an indication that charge-offs will occur in these amounts, or that the allocation indicates future trends. The allocation of the allowance at December 31 for the years indicated and the ratio of related outstanding loan balances to total loans are as follows:

(Dollars in thousands)                          2005        2004       2003      2002       2001
                                          ----------- ----------- ---------- --------- ----------
ALLOCATION OF ALLOWANCE FOR LOAN LOSSES:
Real estate - mortgage                       $ 7,298     $ 5,584     $4,188    $3,159     $1,957
Real estate - construction                     3,599       2,328      1,789     1,239        863
Commercial                                     2,865       2,422      1,434     1,469      1,482
Consumer                                          59          68         46        57         54
                                          ----------- ----------- ---------- --------- ----------
Balance, December 31,                        $13,821     $10,402     $7,457    $5,924     $4,356
                                          =========== =========== ========== ========= ==========
RATIO OF LOANS TO TOTAL YEAR-END LOANS:
Real estate - mortgage                           60%         65%        67%       70%        66%
Real estate - construction                       30%         25%        23%       21%        23%
Commercial                                        9%          9%         9%        8%         9%
Consumer                                          1%          1%         1%        1%         2%
                                          ----------- ----------- ---------- --------- ----------
                                                100%        100%       100%      100%       100%
                                          =========== =========== ========== ========= ==========

See Notes 1 and 4 to the Consolidated Financial Statements for additional information regarding the provision and allowance for loan losses.

RISK ELEMENTS AND NON-PERFORMING ASSETS

Non-performing assets consist of non-accrual loans, impaired loans, restructured loans, and other real estate owned (foreclosed properties). The total non-performing assets and loans that are 90 days or more past due and still accruing interest increased by $791 thousand, or 65.4%, from $1.2 million at year-end 2004 to $2.1 million at year-end 2005, and decreased by $211 thousand, or 14.8%, from $1.4 million at year-end 2003. The increase of $791 thousand in 2005 was due to the payoff of an impaired commercial loan for $1.1 million and the addition of a $1.8 million impaired construction loan that is well-secured by residential single-family property.

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

The ratio of non-performing assets and past due loans to total loans increased from .13% at December 31, 2004, to .15% at December 31, 2005, and decreased from ..21% at December 31, 2003, to .13% at December 31, 2004. As noted above, the increase in the ratio in 2005 was due to the $1.8 million impaired loan on residential single-family property. The Company expects its ratio of non-performing assets to remain low relative to its peers, however, the ratio could increase due to an aggregate of $4.6 million in other identified potential problem loans, to six borrowers, as of December 31, 2005, for which management has identified risk factors that may result in them not being repaid in accordance with their terms although the loans are generally well secured and are currently performing. At December 31, 2004, other identified potential problem loans were $1.7 million and they were $2.2 million at December 31, 2003. See Notes 1 and 4 to the Consolidated Financial Statements for additional information regarding the Company's non-performing assets.

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

TABLE 6: NON-PERFORMING ASSETS

                                                                     DECEMBER 31,
                                              ------------------------------------------------------------
(Dollars in thousands)                           2005        2004         2003        2002        2001
                                              ----------- ------------ ----------- ----------- -----------
Non-accrual loans                                 $   14       $   18      $   46      $1,943        $106
Impaired loans                                     1,980        1,192         416         444         119
Restructured loans                                    --           --         875          --          --
Foreclosed properties                                 --           --          --          --          --
                                              ----------- ------------ ----------- ----------- -----------
     Total non-performing assets                  $1,994       $1,210      $1,337      $2,387        $225
                                              ----------- ------------ ----------- ----------- -----------
Loans past due 90 days and still accruing              7           --          84          --         329
                                              ----------- ------------ ----------- ----------- -----------
TOTAL NON-PERFORMING ASSETS AND PAST DUE
LOANS                                             $2,001       $1,210      $1,421      $2,387        $554
                                              =========== ============ =========== =========== ===========
Allowance for loan losses to total loans           1.07%        1.11%       1.13%       1.09%       1.05%
Allowance for loan losses to non-performing
  loans                                           693.1%       859.7%      557.7%      248.2%    1,936.0%
Non-performing assets and past due loans to
  total loans                                      0.15%        0.13%       0.21%       0.44%       0.13%
NON-PERFORMING ASSETS AND PAST DUE LOANS TO
  TOTAL ASSETS                                     0.13%        0.11%       0.16%       0.36%       0.11%
                                              =========== ============ =========== =========== ===========

LOAN PORTFOLIO

The Bank's lending activities are its principal source of income. Real estate loans, including residential permanents and construction, and commercial permanents, represent the major portion of the Bank's loan portfolio. Loans, net of unearned income and the allowance for loan losses, increased $344.5 million, or 37.2%, from $925.8 million at December 31, 2004, to $1.27 billion at December 31, 2005, and increased $270.9 million, or 41.4%, from $654.9 million at December 31, 2003, to $925.8 million at year-end 2004. The increase in loans in 2005 included an increase in real estate mortgage loans of $173.4 million, or 28.6%, an increase in real estate construction loans of $140.5 million, or 58.4%, and an increase in commercial loans of $33.5 million, or 37.8%. In 2004 growth in loans by category was similar with real estate mortgage loans increasing $161.0 million, or 36.2%, real estate construction loans increasing $87.1 million, or 56.8%, and commercial loans increasing $27.5 million, or 45.0%. The majority of the increase in real estate mortgage loans is concentrated in non-farm non-residential properties for which the Bank has had a primary focus for years, while the majority of the increases in real estate construction loans are attributable to commercial builders of single-family housing. At December 31, 2005, $257.6 million of total real estate construction loans were to these commercial builders of single-family housing, $21.4 million were to individuals on single-family properties and $101.9 million were related to commercial properties. At December 31, 2004, $163.3 million of real estate construction loans were to commercial builders of single-family housing, $14.2 million were to individuals and $63.0 million were related to commercial properties. The Bank expects that real estate construction loans will continue to grow, but not at the pace experienced in 2004 and 2005, although there can be no assurance. The Bank has also increased its focus on commercial lending over the past two years with the hiring of several loan officers devoted to developing that lending area. In addition, consumer lending, through home equity lines of credit, which are included in total real estate mortgage loans, have increased from $42.2 million at December 31, 2003, to $61.2 million at December 31, 2004, and increased $9.2 million, or 15.0%, to $70.4 million at December 31, 2005.

As noted above, the majority of the Bank's loan portfolio consists of construction and commercial real estate loans. At December 31, 2005, the Bank had $257.6 million of construction loans to commercial builders of single family housing in the Northern Virginia market, representing 20.0% of total loans. These loans are made to a number of unrelated entities and generally have a term of twelve to eighteen months. Adverse developments in the Northern Virginia real estate market or economy could have an adverse impact on this portfolio of loans and the Company's income and financial position. In addition, the Bank had $559.9 million, or 43.4% of the loan portfolio at December 31, 2005, secured by non-farm non-residential properties. These loans represent obligations of a diversified pool of borrowers across numerous businesses and industries in the Northern Virginia market and include some loans that, although secured by commercial real estate, are commercial purpose loans made based on the financial condition of the underlying business. At December 31, 2005, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Bank seeks to manage its concentrations of loans through the establishment of limits on the level of its various loan types to total loans and to total capital. For further information regarding concentrations of loans see Note 17 to the Consolidated Financial Statements.

Tables 7 and 8 present information pertaining to the composition of the loan portfolio including unearned income, the allowance for loan losses, and the maturity and repricing characteristics of selected loans.

TABLE 7: SUMMARY OF TOTAL LOANS

                                                          DECEMBER 31,
                              ---------------------------------------------------------------------
(Dollars in thousands)            2005          2004          2003          2002          2001
                              ---------------------------------------------------------------------
Real estate - mortgage          $  778,788      $605,420       $444,411     $362,024      $259,299
Real estate - construction         380,997       240,469        153,400      111,333        94,452
Commercial                         122,243        88,725         61,178       44,559        39,153
Consumer                             7,386         5,879          6,061        6,941         8,004
                              ------------- ------------- -------------- ------------ -------------
Total loans                     $1,289,414      $940,493       $665,050     $524,857      $400,908
Less unearned income                 5,338         4,309          2,742        2,033         1,444
Less allowance for loan losses      13,821        10,402          7,457        5,924         4,356
                              ------------- ------------- -------------- ------------ -------------
LOANS, NET                      $1,270,255      $925,782       $654,851     $516,900      $395,108
                              ============= ============= ============== ============ =============


TABLE 8: MATURITY/REPRICING SCHEDULE OF TOTAL LOANS

At December 31, 2005             REAL ESTATE-      REAL ESTATE-
(Dollars in thousands)             MORTGAGE        CONSTRUCTION       COMMERCIAL        CONSUMER          TOTAL
                                ---------------- ---------------- --------------- --------------- ---------------
VARIABLE:
     Within 1 year                     $175,722         $301,215        $ 83,004          $3,114      $  563,055
     1-to-5 years                       249,612            5,747           1,856              --         257,215
     After 5 years                       15,582               --              --              --          15,582
                                ---------------- ---------------- --------------- --------------- ---------------
     Total                             $440,916         $306,962        $ 84,860          $3,114      $  835,852
                                ---------------- ---------------- --------------- --------------- ---------------
FIXED RATE:
     Within 1 year                     $ 29,916         $ 41,288        $  4,857          $1,862      $   77,923
     1-to-5 years                        91,747            7,875          13,358           1,776         114,756
     After 5 years                      216,209           24,872          19,168             634         260,883
                                ---------------- ---------------- --------------- --------------- ---------------
    Total                              $337,872         $ 74,035        $ 37,383          $4,272      $  453,562
                                ================ ================ =============== =============== ===============
TOTAL LOANS                            $778,788         $380,997        $122,243          $7,386      $1,289,414
                                ================ ================ =============== =============== ===============

INVESTMENT SECURITIES

The securities portfolio serves as a primary source of liquidity, is used as needed to meet certain collateral requirements, helps in the management of interest rate risk, an provides additional interest income. The securities portfolio consists of two components, securities held-to-maturity and securities available-for-sale. Securities are classified as held-to-maturity based on management's intent and the Company's ability, at the time of purchase, to hold such securities to maturity. These securities are carried at amortized cost. Securities which may be sold in response to changes in market interest rates, changes in the securities' prepayment risk, increased loan demand, general liquidity needs, and other similar factors are classified as available-for-sale and are carried at estimated fair value.

Total securities increased $9.9 million, or 6.0%, from $163.2 million at December 31, 2004, to $173.1 million at December 31, 2005, and increased $14.0 million, or 9.4%, from $149.2 million at December 31, 2003, to $163.2 million at December 31, 2004. Securities of U.S. Government Agencies represent the majority of the portfolio and have continued to shorten in terms of average maturity over the past two years. Table 9 provides information regarding the composition of the securities portfolio and Table 10 details the maturities and weighted average yields (on a tax equivalent basis) at the dates indicated. See Note 2 to the Consolidated Financial Statements for additional information regarding the securities portfolio.

At December 31, 2005, there were no single issuers, other than issuers who are U.S. Government Agencies, whose securities owned by the Company had an aggregate book value of more than 10% of total stockholder's equity of the Company.

TABLE 9: SECURITIES PORTFOLIO

                                                                        DECEMBER 31,
                                           -----------------------------------------------------------------------
                                                    2005                    2004                    2003
                                           -----------------------------------------------------------------------
(Dollars in thousands)                                   Percent                 Percent                Percent
                                            Book Value   of total   Book Value   of total  Book Value   of total
                                           -----------------------------------------------------------------------
AVAILABLE-FOR-SALE:
U.S. Government Agency obligations             $116,624     67.39%     $100,093     61.32%     $93,274     62.48%
U.S. Treasuries                                      --      0.00%        9,930      6.08%          --         --
Domestic corporate debt obligations               6,043      3.49%        6,020      3.69%       5,995      4.02%
Obligations of states/political
subdivisions                                      1,352      0.78%        1,338      0.82%       1,295      0.87%
Federal Reserve Bank stock                        1,442      0.83%        1,442      0.88%         758      0.51%
Federal Home Loan Bank stock                      2,277      1.32%        1,761      1.08%       1,355      0.91%
Community Bankers' Bank stock                        55      0.03%           55      0.03%          55      0.04%
                                           -----------------------------------------------------------------------
                                               $127,793     73.84%     $120,639     73.90%    $102,732     68.83%
                                           -----------------------------------------------------------------------

                                                                        DECEMBER 31,
                                           -----------------------------------------------------------------------
                                                    2005                    2004                    2003
                                           -----------------------------------------------------------------------
(Dollars in thousands)                                   Percent                 Percent                Percent
                                            Book Value   of total   Book Value   of total  Book Value   of total
HELD-TO-MATURITY:
U.S. Government Agency obligations             $ 35,798     20.69%     $ 33,667     20.63%    $ 38,490     25.79%
Obligations of states/political
subdivisions                                      8,963      5.18%        8,433      5.17%       7,535      5.05%
Domestic corporate debt obligations                 499      0.29%          493      0.30%         488      0.33%
                                           -----------------------------------------------------------------------
                                               $ 45,260     26.16%     $ 42,593     26.10%    $ 46,513     31.17%
                                           =======================================================================
                                               $173,053    100.00%     $163,232    100.00%    $149,245    100.00%
                                           =======================================================================

TABLE 10: MATURITY OF SECURITIES

At December 31,                                  2005                      2004                       2003
                                        ------------------------ -------------------------- -------------------------
(Dollars in thousands)                               Weighted                   Weighted                  Weighted
                                                     Average                    Average                   Average
                                        Book Value     Yield     Book Value      Yield      Book Value     Yield
                                        ------------ ----------- ------------ ------------- ----------- -------------
Maturing within one year                   $ 25,708       2.58%     $ 14,944         1.91%    $  2,025         3.74%
Maturing after one through five years        92,673       3.78%       74,664         2.88%      62,640         2.79%
Maturing after five through ten years        34,741       4.73%       48,501         4.41%      54,670         4.34%
Maturing after ten years                     19,931       5.30%       25,123         4.85%      29,910         4.82%
                                        ------------ ----------- ------------ ------------- ----------- -------------
                                           $173,053       3.97%     $163,232         3.55%    $149,245         3.78%
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

Total deposits increased $272.5 million, or 28.1%, from $971.0 million at December 31, 2004, to $1.24 billion at December 31, 2005, and increased $197.5 million, or 25.5%, from $773.5 million at December 31, 2003, to $971.0 million at December 31, 2004. In 2005, growth by deposit category included a 27.3% increase in demand deposits, a 5.2% increase in savings accounts and interest-bearing demand deposits and a 43.8% increase in time deposits. In 2004, growth included a 23.6% increase in demand deposits, a 2.3% decrease in savings accounts and interest-bearing demand deposits and a 56.4% increase in time deposits. The Company attributes its growth in deposits to a strong and affluent local economy, the payment of interest rates at or near the highest in its market, and a strong emphasis on customer service The average rate paid on interest-bearing deposits rose sixty-nine basis points in 2005, from 2.03% in 2004, to 2.72%, and it fell twenty-five basis points from 2.28% for the year ended December 31, 2003, to 2.03% in 2004. From early 2001, up until July 2004, interest rates declined in all deposit account categories and in some cases reached near floor levels. That trend reversed in the second half of 2004 and interest rates have continued to climb since. The Company expects the average rate paid on deposits will continue to climb in 2006 with expectations for even higher rates and increased local competition for deposits. Table 11 details maturities of time deposits with balances of $100,000 or more, which represent 47.9% of total time deposits as of December 31, 2005, compared to 51.6% at December 31, 2004. Total time deposits represent 56.7% of total deposits as of December 31, 2005, compared to 50.5% at December 31, 2004. See Note 6 to the Consolidated Financial Statements and Tables 1 and 3 to this Management's Discussion and Analysis for additional information regarding the maturities of time deposits and average rates paid on all interest-bearing deposits.

TABLE 11: MATURITIES OF TIME DEPOSITS WITH BALANCES $100,000 OR MORE

                                       DECEMBER 31,
                           --------------------------------------
(Dollars in thousands)        2005         2004         2003
                           ------------ ------------ ------------
3 months or less              $ 61,115     $ 29,899     $ 26,580
3-6 months                      41,648       23,399       20,008
6-12 months                    165,738      123,054       40,431
Over 12 months                  69,679       76,829       53,662
                           ------------ ------------ ------------
TOTAL                         $338,180     $253,181     $140,681
                           ============ ============ ============

SHORT-TERM BORROWINGS

Short-term borrowings consist of securities sold under agreements to repurchase that are secured transactions with customers and generally mature the business day following the date sold. These transactions are provided to several of the Bank's demand deposit customers and are considered a core-funding source of the Bank. Short-term borrowings also include Federal funds purchased, which are unsecured overnight borrowings from other financial institutions and are generally used to accommodate short-term liquidity needs. Table 12 provides information on the balances and interest rates on short-term borrowings for the years ended December 31, 2005, 2004 and 2003 (dollars in thousands):

TABLE 12: SHORT-TERM BORROWINGS

  At December 31,                                           2005        2004         2003
                                                         ----------- ------------ -----------
  Securities sold under agreement to repurchase            $ 84,791      $53,207     $30,887
  Federal funds purchased                                    27,003           --          --
                                                         ----------- ------------ -----------
     Total                                                 $111,794      $53,207     $30,887
  Weighted interest rate at year end                          3.71%        1.72%       0.36%

  Averages for the year ended December 31,
  Outstanding                                              $ 63,342      $39,962     $32,963
  Interest rate                                               2.70%        0.81%       0.37%

  Maximum month-end outstanding                            $111,794      $53,207     $36,657
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

The Company measures total liquidity through cash and cash equivalents, securities available-for-sale, mortgage loans held-for-sale, other loans and investment securities maturing within one year, less securities pledged as collateral for repurchase agreements, public deposits and other purposes, and less any outstanding federal funds purchased. These liquidity sources increased $85.1 million, or 26.6%, from $320.8 million at December 31, 2004, to $405.9 million at December 31, 2005, and increased $49.3 million, or 18.2%, from $271.5 million at December 31, 2003, to $320.8 million at December 31, 2004. These increases were due to higher levels of loans maturing within one-year as growth in investment securities slowed. Additional sources of liquidity available to the Bank include the capacity to borrow funds through established short-term lines of credit with various correspondent banks and the Federal Home Loan Bank of Atlanta. See Note 14 to the Consolidated Financial Statements for further information regarding these additional liquidity sources.

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

Both the Company's and the Bank's capital levels continue to meet regulatory requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios. Tier 1 capital consists of common and qualifying preferred stockholders' equity less goodwill. Total risk-based capital consists of Tier 1 capital, qualifying subordinated debt, and a portion of the allowance for loan losses. Risk-based capital ratios are calculated with reference to risk-weighted assets. The leverage ratio compares Tier 1 capital to total average assets. The Bank's Tier 1 risk-based capital ratio was 8.12% at December 31, 2005, compared to 9.01% at December 31, 2004, and its total risk-based capital ratio was 12.27% at December 31, 2005, compared to 11.82% at December 31, 2004. These ratios are in excess of the mandated minimum requirement of 4.00% and 8.00%, respectively. The Bank's leverage ratio was 7.45% at December 31, 2005, compared to 8.09% at December 31, 2004. The Company's Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage ratio was 10.97%, 12.42%, and 10.09%, respectively, at December 31, 2005, compared to 10.89%, 11.92%, and 9.76% at December 31, 2004. The increases in both the Company's and Bank's capital ratios in 2005 was due to the issuance of $25 million in trust preferred securities, earnings of $19.7 million and $1.7 million in proceeds and tax benefits from the exercise of stock options and warrants by company directors, officers and employees. Both the Company's and Bank's capital positions reflect proceeds of the issuance $43 million in trust preferred securities.

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

The Federal Reserve has revised the capital treatment of trust preferred securities in light of recent accounting pronouncements and interpretations regarding variable interest entities, which have been read to encompass the subsidiary trusts established to issue trust preferred securities, and to which the Company issued subordinated debentures. As a result, the capital treatment of trust preferred securities has been revised to provide that in the future, such securities can be counted as Tier 1 capital at the holding company level, together with certain other restricted core capital elements, up to 25% of total capital (net of goodwill), and any excess as Tier 2 capital up to 50% of Tier 1 capital. At December 31, trust preferred capital notes represented 25% of the Company's Tier 1 capital and 25.3% of its total risk-based capital. Should future trust preferred issuances to increase holding company capital levels not be available to the same extent as currently, the Company may be required to raise additional equity capital, through the sale of common stock or otherwise, sooner than it would otherwise do so. See Note 15 to the Consolidated Financial Statements for further information regarding trust preferred capital notes.

CONTRACTUAL OBLIGATIONS

The Company has entered into certain contractual obligations including long term debt, operating leases and obligations under service contracts. The following table summarizes the Company's contractual cash obligations as of December 31, 2005.

TABLE 13: CONTRACTUAL OBLIGATIONS

                                                                           Payments Due-By Period
                                                                                    Two To
                                                                      Within One     Three      Three To     After
(Dollars in thousands)                                    Total          Year        Years     Five Years  Five Years
------------------------------------------------------ ------------- ------------- ----------- ----------- -----------
  Securities sold under agreements to repurchase and
   federal funds purchased                                 $111,794      $111,794      $   --      $   --     $    --
  Trust preferred capital notes                              43,000            --          --          --      43,000
  Operating leases                                           16,519         1,941       4,391       3,905       6,282
  Data processing services                                      625           625          --          --          --
------------------------------------------------------ ------------- ------------- ----------- ----------- -----------
    Total contractual cash obligations                     $171,938      $114,360      $4,391      $3,905     $49,282
------------------------------------------------------ ------------- ------------- ----------- ----------- -----------

The obligation for data processing services represents estimates of early termination charges. The table does not reflect deposit liabilities entered into in the ordinary course of the Company's banking business. At December 31, 2005, the Company had approximately $538.1 million of demand and savings deposits, exclusive of interest, which have no stated maturity or payment date. The Company also had approximately $705.4 million of time deposits, exclusive of interest, the maturity distribution of which is set forth in Note 6 to the Consolidated Financial Statements. For additional information about the Company's deposit obligations, see "Net Interest Income" and "Deposits" above. The trust preferred capital notes exclude $1.3 million of capital notes that relate to the common securities of the issuing trusts, all of which are owned by the Company. See Note 15 to the Consolidated Financial Statements for additional information regarding the trust preferred capital notes.

OFF-BALANCE SHEET ARRANGEMENTS

The Company enters into certain off-balance sheet arrangements in the normal course of business to meet the financing needs of its customers. These off-balance sheet arrangements include commitments to extend credit, standby letters of credit and financial guarantees which would impact the Company's liquidity and capital resources to the extent customer's accept and or use these commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. See Note 16 to the Consolidated Financial Statements for further discussion of the nature, business purpose and elements of risk involved with these off-balance sheet arrangements. With the exception of these off-balance sheet arrangements, and the Company's obligations in connection with its trust preferred capital notes, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors. For further information, see Notes 15 and 16 to the Consolidated Financial Statements.

RISK FACTORS

         An investment in our common stock involves various risks. The following is a summary of certain risks identified by us as affecting our business. You should carefully consider the risk factors listed below, as well as other cautionary statements made in this Annual Report, and risks and uncertainties which we may identify in our other reports and documents filed with the Securities and Exchange Commission or other public announcements. These risk factors may cause our future earnings to be lower or our financial condition to be less favorable than we expect. In addition, other risks of which we are not aware, which relate to the banking and financial services industries in general, or which we do not believe are material, may cause earnings to be lower, or hurt our future financial condition. You should read this section together with the other information in this Annual Report.

         WE MAY NOT BE ABLE TO MAINTAIN OUR HISTORICAL GROWTH RATE, WHICH MAY ADVERSELY IMPACT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

         Since the beginning of 2000, our asset level has increased rapidly, including a 33.27% increase in 2005. Our diluted earnings per share have grown at a compound annual rate of 35.2% from 2000 to 2005. We may not be able to sustain our historical rate of growth, or grow at all. Various factors, such as economic conditions, regulatory considerations and competition, may impede our rate of growth and our branch expansion, or may make future growth or branching less profitable or more expensive. If we experience a significant decrease in our rate of growth as compared to our historic rate of growth, our income, or our rate of income growth, may decline, and we may not be able to maintain or reduce our expense levels and efficiency ratio, which will adversely affect our results of operations and financial condition.

         OUR CONCENTRATIONS OF LOANS MAY CREATE A GREATER RISK OF LOAN DEFAULTS AND LOSSES.

         We have a substantial amount of loans secured by real estate in the Northern Virginia/Washington, D.C. metropolitan area, and substantially all of our loans are to borrowers in that area. We also have a significant amount of real estate construction loans and land related loans for residential and commercial developments. At December 31, 2005, 89.5% of our total loans were secured by real estate, primarily commercial real estate. Of these loans, $381 million, or 29.5% of total loans, were construction and land loans. An additional 9.5% of total loans were commercial and industrial loans which are not secured by real estate. These loans have a higher risk of default than other types of loans, such as single family residential mortgage loans. In addition, the repayments of these loans, often depends on the successful operation of a business or the sale or development of the underlying property, and as a result are more likely to be adversely affected by adverse conditions in the real estate market or the economy in general. These concentrations expose us to the risk that adverse developments in the real estate market, or in the general economic conditions in the Northern Virginia/Washington, D.C. metropolitan area, could increase the levels of non-performing loans and charge-offs, and reduce loan demand. In that event, we would likely experience lower earnings or losses. Additionally, if, for any reason, economic conditions in the area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area's economy, our ability to develop our business relationships may be diminished, the quality and collectibility of our loans may be adversely affected, the value of collateral may decline and loan demand may be reduced.

         Commercial and commercial real estate and construction loans also generally have larger balances than single family mortgages loans and other consumer loans. Because the loan portfolio contains a significant number of commercial and commercial real estate and construction loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming assets. An increase in nonperforming loans could result in: a loss of earnings from these loans, an increase in the provision for loan losses, or an increase in loan charge-offs, which could have an adverse impact on our results of operations and financial condition.

         LACK OF SEASONING OF OUR LOAN PORTFOLIO MAY INCREASE THE RISK OF CREDIT DEFAULTS IN THE FUTURE.

         Due to the rapid growth of the Bank, a large portion of the loans in our loan portfolio and of our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as "seasoning." As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because a large portion of our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

         OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS WOULD BE ADVERSELY AFFECTED IF OUR ALLOWANCE FOR LOAN LOSSES IS NOT SUFFICIENT TO ABSORB ACTUAL LOSSES OR IF WE ARE REQUIRED TO INCREASE OUR ALLOWANCE FOR LOAN LOSSES.

         We have historically enjoyed a low level of non-performing assets and net charge-offs, both in absolute dollars, as a percentage of loans and as compared to other banking institutions. As a result of this historical experience, we have incurred lower loan loss provision expenses, which has positively impacted our earnings. However, experience in the banking industry indicates that a portion of our loans will become delinquent, that some of our loans may only be partially repaid or may never be repaid and we may experience other losses for reasons beyond our control. Further, despite our underwriting criteria and historical experience, we may be particularly susceptible to losses due to: (1) the geographic concentration of our loans, (2) the concentration of higher risk loans, such as commercial real estate, construction and commercial and industrial loans, and (3) the relative lack of seasoning of certain of our loans. As a result, there can be no assurance that we will be able to maintain our low levels of non-performing assets and charge-offs. Although we believe that our allowance for loan losses is maintained at a level adequate to absorb any inherent losses in our loan portfolio, these estimates of loan losses are necessarily subjective and their accuracy depends on the outcome of future events. If we need to make significant and unanticipated increases in our loss allowance in the future, our results of operations and financial condition would be materially adversely affected at that time.

         While we strive to carefully monitor credit quality and to identify loans that may become nonperforming, at any time there are loans included in the portfolio that will result in losses, but that have not been identified as nonperforming or potential problem loans. We cannot be sure that we will be able to identify deteriorating loans before they become nonperforming assets, or that we will be able to limit losses on those loans that are identified. As a result, future additions to the allowance may be necessary.

         WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE CONTINUED GROWTH.

         We intend to seek further growth in the level of our assets and deposits and the number of our branches. Our plans for 2006 include the development or opening of three to five new branches, both within our existing footprint and to expand our footprint in Northern Virginia. We cannot be certain as to our ability to manage increased levels of assets and liabilities, and an expanded branch system, without increased expenses and higher levels of non-performing assets. We may be required to make additional investments in equipment and personnel to manage higher asset levels and loan balances and a larger branch network, which may adversely impact earnings, shareholder returns and our efficiency ratio. Increases in operating expenses or non-performing assets may have an adverse impact on the value of our common stock.

         OUR CONTINUED GROWTH DEPENDS ON OUR ABILITY TO MEET MINIMUM REGULATORY CAPITAL LEVELS. GROWTH AND SHAREHOLDER RETURNS MAY BE ADVERSELY AFFECTED IF SOURCES OF CAPITAL ARE NOT AVAILABLE TO HELP US MEET THEM.

         Since we became the holding company for the Bank, we have sought to maximize shareholder returns by leveraging our capital. If earnings do not meet our current estimates, if we incur unanticipated losses or expenses, or if we grow faster than expected, we may need to obtain additional capital sooner than expected, through borrowing, additional issuances of debt or equity securities, or otherwise. If we do not have continued access to sufficient capital, we may be required to reduce our level of assets or reduce our rate of growth in order to maintain regulatory compliance. Under those circumstances net income and the rate of growth of net income may be adversely affected. Additional issuances of equity securities could have a dilutive effect on existing shareholders.

         THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO SUCCESSFULLY COMPETE WITH OTHERS FOR BUSINESS.

         The Northern Virginia/Washington, D.C. metropolitan area in which we operate is considered highly attractive from an economic and demographic viewpoint, and is a highly competitive banking market. We compete for loans, deposits, and investment dollars with numerous regional and national banks, online divisions of out-of-market banks, and other community banking institutions, as well as other kinds of financial institutions and enterprises, such as securities firms, insurance companies, savings associations, credit unions, mortgage brokers, and private lenders. Many competitors have substantially greater resources than us, and operate under less stringent regulatory environments. The differences in resources and regulations may make it harder for us to compete profitably, reduce the rates that we can earn on loans and investments, increase the rates we must offer on deposits and other funds, and adversely affect our overall financial condition and earnings.

         TRADING IN OUR COMMON STOCK HAS BEEN RELATIVELY LIGHT. AS A RESULT, SHAREHOLDERS MAY NOT BE ABLE TO QUICKLY AND EASILY SELL THEIR COMMON STOCK.

         Although our common stock is listed for trading on the Nasdaq National Market System, and a number of brokers offer to make a market in the common stock on a regular basis, trading volume to date has been relatively light, averaging approximately 20,496 shares per day over the year ended December 31, 2005. There can be no assurance that an active and liquid market for the common stock can be maintained. Accordingly, shareholders may find it difficult to sell a significant number of shares at the prevailing market price.

         THE NUMBER OF SHARES OWNED BY OUR DIRECTORS AND EXECUTIVE OFFICERS COULD MAKE IT MORE DIFFICULT TO OBTAIN APPROVAL FOR SOME MATTERS SUBMITTED TO SHAREHOLDER VOTE, INCLUDING MERGERS AND ACQUISITIONS.

         Our directors and executive officers and their affiliates own approximately 30.2% of the outstanding common stock. By voting against a proposal submitted to shareholders, the directors and officers, as a group, may be able to make approval more difficult for proposals requiring the vote of shareholders, such as some mergers, share exchanges, asset sales, and amendments to the Articles of Incorporation. The results of the vote may be contrary to the desires or interests of the public shareholders.

         CHANGES IN INTEREST RATES AND OTHER FACTORS BEYOND OUR CONTROL COULD HAVE AN ADVERSE IMPACT ON OUR EARNINGS.

         Our operating income and net income depend to a great extent on our net interest margin, i.e., the difference between the interest yields we receive on loans, securities and other interest bearing assets and the interest rates we pay on interest bearing deposits and other liabilities. Net interest margin is affected by changes in market interest rates, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a period, an increase in market rates of interest could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income These rates are highly sensitive to many factors beyond our control, including competition, general economic conditions and monetary and fiscal policies of various governmental and regulatory authorities, including the Board of Governors of the Federal Reserve System.

         We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, repricing, and balances of the different types of interest-earning assets and interest-bearing liabilities, but interest rate risk management techniques are not exact. As a result, a rapid increase or decrease in interest rates could have an adverse effect on our net interest margin and results of operations. The results of our interest rate sensitivity simulation model depend upon a number of assumptions which may not prove to be accurate. There can be no assurance that we will be able to successfully manage our interest rate risk. Increases in market rates and adverse changes in the local residential real estate market, the general economy or consumer confidence would likely have a significant adverse impact on our non-interest income, as a result of reduced demand for residential mortgage loans, which we make on a pre-sold basis.

         Adverse changes in the real estate market in our market area could also have an adverse affect on our cost of funds and net interest margin, as we have a large amount of non-interest bearing deposits related to real estate sales and development. While we expect that we would be able to replace the liquidity provided by these deposits, the replacement funds would likely be more costly, negatively impacting earnings.

         Additionally, changes in applicable law, if enacted, including those that would permit banks to pay interest on checking and demand deposit accounts established by businesses, could have a significant negative effect on net interest income, net income, net interest margin, return on assets and return on equity. At December 31, 2005, 15.2% of our deposits were non-interest bearing demand deposits.

         Government policy relating to the deposit insurance funds may also adversely affect our results of operations. Under current law and regulation, if the reserve ratio of the Bank Insurance Fund falls below 1.25%, all insured banks will be required to pay deposit insurance premiums. We do not currently pay any deposit insurance premiums. Payment of deposit insurance premiums will have an adverse effect on our earnings. These changes or other legislative or regulatory developments could have a significant negative effect on our net interest income, net income, net interest margin, return on assets and return on equity.

         SUBSTANTIAL REGULATORY LIMITATIONS ON CHANGES OF CONTROL AND ANTI-TAKEOVER PROVISIONS OF VIRGINIA LAW MAY MAKE IT MORE DIFFICULT FOR YOU TO RECEIVE A CHANGE IN CONTROL PREMIUM.

         With certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be "acting in concert" from, directly or indirectly, acquiring more than 10% (5% if the acquiror is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct the management or policies of our company without prior notice or application to and the approval of the Federal Reserve. There are comparable prior approval requirements for changes in control under Virginia law. Also, Virginia corporate law contains several provisions that may make it more difficult for a third party to acquire control of us without the approval of our Board of Directors, and may make it more difficult or expensive for a third party to acquire a majority of our outstanding common stock.

CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Virginia Commerce Bancorp, Inc. (the "Company") is responsible for the preparation, integrity and fair presentation of the financial statements included in this Annual Report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management's judgments and estimates concerning the effects of events and transactions that are accounted for or disclosed.

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

Management assessed the Company's system of internal control over financial reporting as of December 31, 2005. This assessment was conducted based on the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission "Internal Control - Integrated Framework". Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2005. Management's assessment concluded that there were no material weaknesses within the Company's internal control structure.

The 2005 end of year financial statements have been audited by the independent accounting firm of Yount, Hyde & Barbour, P.C. ("YHB"). Personnel from YHB were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and Committees thereof. Management believes that all representations made to the independent auditors were valid and appropriate. The resulting report from YHB accompanies the financial statements. YHB has also issued an attestation report on management's assessment of the effectiveness of internal controls over financial reporting. That report has also been made a part of this Annual Report.

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

/s/ Peter A. Converse                            /s/ William K. Beauchesne
Chief Executive Officer                          Chief Financial Officer

                YHB
    Yount, Hyde & Barbour, P.C.
   Certified Public Accountants
                and Consultants


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Virginia Commerce Bancorp, Inc.
Arlington, Virginia

We have audited the accompanying consolidated balance sheets of Virginia Commerce Bancorp, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005. We also have audited management's assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Virginia Commerce Bancorp, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Virginia Commerce Bancorp, Inc. and subsidiaries' management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for their assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management's assessment, and an opinion on the effectiveness of Virginia Commerce Bancorp, Inc. and subsidiaries' internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Virginia Commerce Bancorp, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management's assessment that Virginia Commerce Bancorp, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Virginia Commerce Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).


/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
February 3, 2006

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

                                                                              December 31,
                                                                    ---------------------------------
                                                                          2005             2004
                                                                    ----------------- ---------------
ASSETS
Cash and due from banks                                                  $    32,607     $    16,783
Interest-bearing deposits with other banks                                     1,035           1,009
Securities (fair value: 2005, $172,102; 2004, $163,477)                      173,053         163,232
Loans held-for-sale                                                           12,548           9,662
Loans, net of allowance for loan losses of $13,821 in 2005 and
  $10,402 in 2004                                                          1,270,255         925,782
Bank premises and equipment, net                                               7,534           6,692
Accrued interest receivable                                                    6,550           4,105
Other assets                                                                  14,843          12,088
                                                                    ----------------- ---------------
   Total assets                                                          $ 1,518,425     $ 1,139,353
                                                                    ================= ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS
   Demand deposits                                                       $   188,554     $   148,063
   Savings and interest-bearing demand deposits                              349,566         332,385
   Time deposits                                                             705,386         490,520
                                                                    ----------------- ---------------
   Total deposits                                                        $ 1,243,506     $   970,968
Securities sold under agreement to repurchase and federal funds
  purchased                                                                  111,794          53,207
Trust preferred capital notes                                                 44,344          18,570
Accrued interest payable                                                       3,003           1,555
Other liabilities                                                              3,960           3,729
Commitments and contingent liabilities                                            --              --
                                                                    ----------------- ---------------
   Total liabilities                                                     $ 1,406,607     $ 1,048,029
STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par, 1,000,000 shares authorized and
  unissued                                                               $        --     $        --
Common stock, $1.00 par, 20,000,000 shares authorized, issued and
  outstanding 2005, 14,049,602; 2004, 11,046,422                              14,050          11,046
Surplus                                                                       36,066          37,219
Retained earnings                                                             63,239          43,578
Accumulated other comprehensive loss, net                                     (1,537)           (519)
                                                                    ----------------- ---------------
   Total stockholders' equity                                            $   111,818     $    91,324
                                                                    ----------------- ---------------
   Total liabilities and stockholders' equity                            $ 1,518,425     $ 1,139,353
                                                                    ================= ===============

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                          Year Ended December 31,
                                                                ---------------------------------------------
                                                                     2005            2004           2003
                                                                --------------- --------------- -------------
INTEREST AND DIVIDEND INCOME:
    Interest and fees on loans                                         $79,614         $51,814       $41,065
    Interest and dividends on investment securities:
        Taxable                                                          5,726           5,479         4,154
        Tax-exempt                                                         238             250           277
        Dividends                                                          203             124            95
    Interest on deposits with other banks                                   30              10            --
    Interest on federal funds sold                                         667             321           377
                                                                --------------- --------------- -------------
   Total interest and dividend income                                  $86,478         $57,998       $45,968
                                                                --------------- --------------- -------------
INTEREST EXPENSE:
   Deposits                                                            $26,432         $15,100       $12,914
   Securities sold under agreement to repurchase and  federal
     funds purchased                                                     1,710             325           123
   Other borrowed funds                                                    423              15            21
   Trust preferred capital notes                                         1,246             891           835
                                                                --------------- --------------- -------------
   Total interest expense                                              $29,811         $16,331       $13,893
                                                                --------------- --------------- -------------
NET INTEREST INCOME                                                    $56,667         $41,667       $32,075
   Provision for loan losses                                             3,772           2,989         1,575
                                                                --------------- --------------- -------------
   Net interest income after provision for loan losses                 $52,895         $38,678       $30,500
                                                                --------------- --------------- -------------
NON-INTEREST INCOME:
   Service charges and other fees                                      $ 2,553         $ 1,749       $ 1,609
   Non-deposit investment services commissions                             456             427           202
   Fees and net gains on loans held-for-sale                             3,306           3,229         5,670
   Other                                                                   361             354           265
                                                                --------------- --------------- -------------
   Total non-interest income                                           $ 6,676         $ 5,759       $ 7,746
                                                                --------------- --------------- -------------
NON-INTEREST EXPENSE:
   Salaries and employee benefits                                      $17,321         $13,478       $12,562
   Occupancy expense                                                     4,479           3,240         3,190
   Data processing                                                       1,553           1,314         1,239
   Other operating expense                                               6,113           4,775         3,829
                                                                --------------- --------------- -------------
   Total non-interest expense                                          $29,466         $22,807       $20,820
                                                                --------------- --------------- -------------
   Income before taxes on income                                       $30,105         $21,630       $17,426
   Provision for income taxes                                           10,438           7,401         5,880
                                                                --------------- --------------- -------------
NET INCOME                                                             $19,667         $14,229       $11,546
                                                                =============== =============== =============
   Earnings per common share, basic                                    $  1.40         $  1.08       $  0.94
   Earnings per common share, diluted                                  $  1.31         $  0.99       $  0.86
                                                                =============== =============== =============

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)

                                                                                    Accumulated
                                                                                       Other                            Total
                                      Preferred    Common              Retained    Comprehensive    Comprehensive   Stockholders'
                                        Stock      Stock     Surplus    Earnings   Income (Loss)       Income          Equity
                                      ---------- ----------- --------- ----------- --------------- ---------------- --------------
BALANCE, DECEMBER 31, 2002                 $ --     $ 3,739   $19,622     $17,808            $681                         $41,850
                                      ========== =========== ========= =========== =============== ================ ==============
Comprehensive Income:
Net Income 2003                                                            11,546                          $11,546         11,546
Other comprehensive income (loss),
  unrealized holding losses arising
  during the period (net of tax of
  $357)                                                                                     (694)            (694)          (694)
                                      ---------- ----------- --------- ----------- --------------- ---------------- --------------
Total comprehensive income                                                                                 $10,852
                                      ---------- ----------- --------- ----------- --------------- ---------------- --------------
Two-for-one stock split in form of           --       3,893    (3,893)         --              --                              --
  a 100% stock dividend
Stock options/warrants exercised             --         219     1,975          --              --                           2,194
Employee stock purchase plan                 --           9       187          --              --                             196
                                      ========== =========== ========= =========== =============== ================ ==============
BALANCE, DECEMBER 31, 2003                 $ --     $ 7,860   $17,891     $29,354           $(13)                         $55,092
                                      ========== =========== ========= =========== =============== ================ ==============
Comprehensive Income:
Net Income 2004                                                            14,229                          $14,229         14,229
Other comprehensive income(loss),
  unrealized holding losses arising
  during the period (net of tax of
  $274)                                                                                     (506)            (506)          (506)
                                      ---------- ----------- --------- ----------- --------------- ---------------- --------------
Total comprehensive income                                                                                 $13,723
                                      ---------- ----------- --------- ----------- --------------- ---------------- --------------
Five-for-four stock split in form
  of a 25% stock dividend                    --       2,206    (2,206)         --              --                              --
Cash paid in lieu of fractional
shares                                       --          --        --         (5)              --                             (5)
Follow-on offering, net                      --         891    20,915          --              --                          21,806
Stock options/warrants exercised             --          83       449          --              --                             532
Employee stock purchase plan                ---           6       170          --              --                             176
                                      ========== =========== ========= =========== =============== ================ ==============
BALANCE, DECEMBER 31, 2004                 $ --     $11,046   $37,219     $43,578          $(519)                         $91,324
                                      ========== =========== ========= =========== =============== ================ ==============
Comprehensive Income:
Net Income 2005                                                            19,667                          $19,667         19,667
Other comprehensive income(loss),
  unrealized holding losses arising
  during the period (net of tax of
  $548)                                                                                   (1,018)          (1,018)        (1,018)
                                      ---------- ----------- --------- ----------- --------------- ---------------- --------------
Total comprehensive income                                                                                 $18,649
                                      ---------- ----------- --------- ----------- --------------- ---------------- --------------
Five-for-four stock split in form
  of a 25% stock dividend                    --       2,797   (2,797)          --              --                              --
Cash paid in lieu of fractional                                                                                               (6)
shares                                       --          --        --         (6)              --
Stock options/warrants exercised             --         195     1,272          --              --                           1,467
Employee stock purchase plan                 --          12       211          --              --                             223
Stock option expense                         --          --       161          --              --                             161
                                      ========== =========== ========= =========== =============== ================ ==============
BALANCE, DECEMBER 31, 2005                 $ --     $14,050   $36,066     $63,239         $(1,537)                       $111,818
                                      ========== =========== ========= =========== =============== ================ ==============

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                                    Year Ended December 31,
                                                          --------------------------------------------
                                                               2005           2004           2003
                                                          --------------- -------------- -------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Interest received                                           $   83,840     $   57,076     $  45,021
 Other income received                                            6,676          5,759         7,746
 Net change in loans held-for-sale                               (2,886)        (6,149)       15,435
 Interest paid                                                  (28,363)       (15,800)      (14,140)
 Cash paid to suppliers and employees                           (29,165)       (21,540)      (25,243)
 Income tax benefit of stock options/warrants exercised            (914)          (279)       (1,402)
 Income taxes paid                                              (10,370)        (7,530)       (5,406)
                                                          --------------- -------------- -------------
    Net cash provided by operating activities                $   18,818     $   11,537     $  22,011
                                                          --------------- -------------- -------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities and principal payments on
    securities held-to-maturity                              $    9,519     $    6,569     $  10,188
 Proceeds from maturities and principal payments on
    securities available-for-sale                                24,152         53,075        70,456
 Purchases of securities held-to-maturity                       (12,151)        (2,586)      (41,143)
 Purchases of securities available-for-sale                     (32,715)       (71,636)     (118,501)
 Net increase in loans made to customers                       (348,246)      (273,920)     (139,526)
 Purchase of bank premises and equipment                         (2,110)        (1,589)         (718)
                                                          --------------- -------------- -------------
     Net cash used in investing activities                   $ (361,551)    $ (290,087)    $(219,244)
                                                          --------------- -------------- -------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in demand, NOW, money market and
    savings accounts                                         $   57,672     $   20,541     $ 170,521
 Net increase in time deposits                                  214,866        176,916        35,994
 Net increase (decrease) in securities sold under
    agreement to repurchase and federal funds purchased          58,587         22,320        (1,194)
 Net decrease in other borrowed funds                                --             --          (400)
 Proceeds from issuance of trust preferred capital notes         25,774             --            --
 Proceeds from exercise of stock options and warrants             1,690            708         2,390
 Proceeds from issuance of capital stock                             --         21,806            --
 Cash paid in lieu of fractional shares                              (6)            (5)           --
                                                          --------------- -------------- -------------
     Net cash provided by financing activities               $  358,583     $  242,286     $ 207,311
                                                          --------------- -------------- -------------
    Increase (decrease) in cash and cash equivalents         $   15,850     $  (36,264)    $  10,078
 CASH AND CASH EQUIVALENTS:
 Beginning                                                       17,792         54,056        43,978
                                                          --------------- -------------- -------------
 Ending                                                      $   33,642     $   17,792     $  54,056
                                                          =============== ============== =============

See Notes to Consolidated Financial Statements.

                                                                   Year Ended December 31,
                                                         ---------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
   OPERATING ACTIVITIES:                                      2005            2004           2003
                                                         ---------------- -------------- -------------
Net income                                                    $   19,667      $  14,229     $  11,546
                                                         ---------------- -------------- -------------

Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                   1,268          1,087         1,046
   Provision for loan losses                                       3,772          2,989         1,575
   Stock based compensation expense                                  161             --            --
   Deferred tax benefit                                           (1,196)        (1,051)         (600)

   Amortization of security premiums and accretion of
     discounts, net                                                 (193)          (189)          (64)
   Origination of loans held-for-sale                           (202,344)      (175,873)     (287,773)
   Sale of loans                                                 199,458        169,724       303,208
   Increase in other assets                                       (1,009)          (296)       (6,116)
   Increase in other liabilities                                     231          1,119           321
   Increase in accrued interest receivable                        (2,445)          (733)         (883)
   Increase (decrease) in accrued interest payable                 1,448            531          (249)
                                                         ---------------- -------------- -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     $   18,818      $  11,537     $  22,011
                                                         ================ ============== =============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  ACTIVITIES:
Unrealized loss on securities                                 $   (1,566)     $    (780)    $  (1,051)

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BANKING ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the Bank, VCBI Capital Trust I, VCBI Capital Trust II, VCBI Capital Trust III and Northeast Land and Investment Company. In consolidation, all significant intercompany accounts and transactions have been eliminated. FASB Interpretation No. 46 (R) requires that the Company no longer eliminate through consolidation the equity investments in VCBI Capital Trust I, II and III, by the parent company, Virginia Commerce Bancorp, Inc, which approximated $1.3 million at December 31, 2005. The subordinated debt of the trusts is reflected as a liability of the Company, and the common securities of the trusts as an other asset.

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

The determination of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that, as of December 31, 2005, the allowance for loan losses is adequate based on information currently available. A worsening or protracted economic decline or substantial increase in interest rates, would increase the likelihood of losses due to credit and market risks and could create the need for substantial increases to the allowance for loan losses. The Company is subject to the regulations of various regulatory agencies, which can change significantly from year to year. In addition, the Company undergoes periodic examinations by regulatory agencies, which may subject it to further changes based on the regulators' judgments about information available to them at the time of their examination.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. These factors are combined to estimate the probability and severity of inherent losses. When impairment is identified, then a specific reserve is established based on the Company's calculation of the loss embedded in the individual loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment. The formula allowance is used for estimating the loss on internally risk rated loans exclusive of those identified as impaired. The loans meeting the criteria for substandard, doubtful and loss, as well as impaired loans, are segregated from performing loans within the portfolio. Internally classified loans are then grouped by loan type (commercial, commercial real estate, commercial construction, residential real estate, residential construction or installment). Each loan type is assigned an allowance factor based on management's estimate of the associated risk, complexity and size of the individual loans within the particular loan category. Classified loans are assigned a higher allowance factor than non-rated loans due to management's concerns regarding their collectibility or management's knowledge of particular elements surrounding the borrower. Allowance factors grow with the worsening of the internal risk rating. The unallocated formula is used to estimate the loss of non-classified loans and loans identified for impairment testing for which no impairment was identified. These un-criticized loans are also segregated by loan type and allowance factors are assigned by management based on delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of management, national and local economic trends, concentrations of credit, quality of the loan review system and the effect of external factors (i.e. competition and regulatory requirements). The factors assigned differ by loan type. The unallocated allowance captures losses whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowance. Allowance factors and the overall size of the allowance may change from period to period based on management's assessment of the factors described above and the relative weights given to each factor. See Note 4 for information regarding the allowance for loan losses.

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

Costs of maintenance and repairs are charged to expense as incurred. The costs of replacing structural parts of major units are considered individually and are expensed or capitalized as the facts dictate.

INCOME TAXES

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

ADVERTISING COST

The Company follows the policy of charging the production costs of advertising to expense as incurred. Total advertising expense was $545 thousand, $283 thousand and $291 thousand in 2005, 2004 and 2003, respectively.

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

RATE LOCK COMMITMENTS

The Company enters into commitments to originate mortgage loans whereby the interest rate on the loans is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. The period of time between issuance of a loan commitment and closing and the sale of the loan generally ranges from thirty to ninety days. The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Company commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. As a result, the Company is not exposed to losses nor will it realize significant gains related to its rate lock commitments due to changes in interest rates. The correlation between the rate lock commitments and the best efforts contracts is very high due to their similarity. Because of this high correlation, no gain or loss occurs on the rate lock commitments.

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

STOCK COMPENSATION PLAN

At December 31, 2005, the Company has a stock-based compensation plan, which is described more fully in Note 12. Through 2005, the Company has accounted for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. As such, no stock-based employee compensation cost was reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. On December 29, 2005, the Company accelerated the vesting of all outstanding options under the plan in order to avoid a total of approximately $2.3 million in expense in future periods following the adoption of FASB Statement No. 123 (R) effective January 1, 2006. Due to this modification of the vesting terms, the Company recognized $161 thousand in stock based compensation expense in December 2005. The following table illustrates the effect on net income and earnings per share for the Company had the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, been adopted for prior years, including the effect from the accelerated vesting in 2005.

======================================================== ===================== =================== =====================
(Dollars in thousands except per share amounts)                          2005                2004                  2003
-------------------------------------------------------- --------------------- ------------------- ---------------------
NET INCOME, AS REPORTED                                               $19,667             $14,229               $11,546
Deduct: total stock-based employee compensation
 expense determined based on fair value
 method of awards, net of tax                                          (3,124)               (593)                 (368)
                                                         --------------------- ------------------- ---------------------
PRO FORMA NET INCOME                                                  $16,543             $13,636               $11,178
BASIC EARNINGS PER SHARE:
As reported                                                             $1.40               $1.08                 $0.94
Pro forma                                                               $1.18               $1.03                 $0.92

DILUTED EARNING PER SHARE:
As reported                                                             $1.31               $0.99                 $0.86
Pro forma                                                               $1.10               $0.95                 $0.84
-------------------------------------------------------- --------------------- ------------------- ---------------------

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2005, 2004, and 2003, respectively: price volatility of 21.98%, 29.61% and 28.63%, risk-free interest rates of 4.22%, 4.37% and
4.02%, dividend rate of .02%, .03% and .02% and expected lives of 10 years. See
Note 12 to the Consolidated Financial Statements for further information regarding the Company's stock-based compensation plan.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2005, FASB Staff Position (FSP) 115-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" was issued. The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock". The FSP applies to investments in debt and equity securities and cost-method investments. The application guidance within the FSP includes items to consider in determining whether an investment is impaired, in evaluating if an impairment is other than temporary and recognizing impairment losses equal to the difference between the investment's cost and its fair value when an impairment is determined. The FSP is required for all reporting periods beginning after December 15, 2005. Earlier application is permitted. The Company does not anticipate the amendment will have a material effect on its financial statements.

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

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123 (Revised 2004) (SFAS No. 123R) "Share-Based Payment", which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Share-based compensation arrangements include share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R requires all share-based payments to employees to be valued using a fair value method on the date of grant and expensed based on that fair value over the applicable vesting period. SFAS No. 123R also amends SFAS No. 95 "Statement of Cash Flows" requiring the benefits of tax deductions in excess of recognized compensation cost be reported as financing instead of operating cash flows. The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107"), which expresses the SEC's views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. Additionally, SAB No. 107 provides guidance related to share-based payment transactions for public companies. The Company will be required to apply SFAS No. 123R as of the annual reporting period that begins after September 15, 2005. On December 31, 2005, the Company accelerated the vesting of all outstanding stock options in order to avoid a total of approximately $2.3 million in compensation cost in future periods, with the adoption of 123(R) effective January 1, 2006. The Company also estimates a minimum of $232 thousand a year in share-based compensation cost over the next five years based on options awarded in January 2006.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" ("SOP 03-3"). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans purchased by the Company or acquired in business combinations. SOP 03-3 does not apply to loans originated by the Company. The Company adopted the provisions of SOP 03-3 effective January 1, 2005. The initial implementation had no material effect on the Company's financial statements.

STOCKHOLDERS' EQUITY

A five-for-four stock split in the form of a 25% stock dividend was declared on March 23, 2005. This transaction was recorded by increasing common stock by $2.8 million and decreasing surplus by $2.8 million.

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

NOTE 2.  SECURITIES

Amortized cost and fair value of the securities available-for-sale and held-to-maturity as of December 31, 2005 and 2004, are as follows (dollars in thousands):

================================================== ============== ================= ============== ===================
                                                                          GROSS         GROSS
                                                     AMORTIZED          UNREALIZED    UNREALIZED
   DECEMBER 31, 2005                                   COST               GAINS        (LOSSES)         FAIR VALUE
================================================== ============== ================= ============== ===================
AVAILABLE-FOR-SALE:
U.S. Government Agency obligations                      $119,076           $   44        $ (2,496)           $116,624
Domestic corporate debt obligations                        6,000               43              --               6,043
Obligations of states and political subdivisions           1,307               45              --               1,352
Restricted stock:
  Federal Reserve Bank                                     1,442               --              --               1,442
  Federal Home Loan Bank                                   2,277               --              --               2,277
  Community Bankers' Bank                                     55               --              --                  55
                                                   -------------- ----------------- -------------- -------------------
                                                        $130,157           $  132        $ (2,496)           $127,793

HELD-TO-MATURITY:
U.S. Government Agency obligations                      $ 35,798           $   29        $   (898)            $34,929
Obligations of state and political subdivisions            8,963               59            (144)              8,878
Domestic corporate debt obligations                          499                3              --                 502
================================================== ============== ================= ============== ===================
                                                        $ 45,260           $   91        $ (1,042)            $44,309
================================================== ============== ================= ============== ===================

================================================== ============== ================= ============== ===================
                                                                                        GROSS
                                                     AMORTIZED         GROSS         UNREALIZED
   DECEMBER 31, 2004                                   COST       UNREALIZED GAINS     (LOSSES)          FAIR VALUE
================================================== ============== ================= ============== ===================
AVAILABLE-FOR-SALE:
U.S. Government Agency obligations                     $ 100,955        $     207       $  (1,069)        $ 100,093
U.S. Treasuries                                            9,962               --             (32)            9,930
Domestic corporate debt obligations                        6,000               20              --             6,020
Obligations of states and political subdivisions           1,263               75              --             1,338
Restricted stock:
  Federal Reserve Bank                                     1,442               --              --             1,442
  Federal Home Loan Bank                                   1,761               --              --             1,761
  Community Bankers' Bank                                     55               --              --                55
                                                   ------------------------------ --------------- ------------------
                                                       $ 121,438        $     302       $  (1,101)        $ 120,639

HELD-TO-MATURITY:
U.S. Government Agency obligations                     $  33,667        $     226       $     (23)        $  33,870
Obligations of state and political subdivisions            8,433              141            (124)            8,450
Domestic corporate debt obligations                          493               25              --               518
-------------------------------------------------- ------------------------------ -----------------------------------
                                                       $  42,593        $     392       $    (147)        $  42,838
================================================== ============ ================= ============= ====================

The amortized cost and fair value of the securities, including restricted stock, as of December 31, 2005 by contractual maturity, are shown below (dollars in thousands):

================================================== ================================ ===================================
DECEMBER 31, 2005                                                   AMORTIZED COST                          FAIR VALUE
-------------------------------------------------- -------------------------------- -----------------------------------
AVAILABLE-FOR-SALE:
Due within one year                                                      $  25,497                           $  25,209
Due after one year through five years                                       79,054                              77,229
Due after five years through ten years                                       7,578                               7,363
Due after ten years                                                         14,770                              14,734
Restricted Stock                                                             3,258                               3,258
-------------------------------------------------- -------------------------------- -----------------------------------
                                                                         $ 130,157                           $ 127,793
================================================== ================================ ===================================
HELD-TO-MATURITY:
Due within one year                                                      $     499                           $     502
Due after one year through five years                                       15,444                              15,081
Due after five years through ten years                                      27,378                              26,784
Due after ten years                                                          1,939                               1,942
-------------------------------------------------- -------------------------------- -----------------------------------
                                                                         $  45,260                           $  44,309
================================================== ================================ ===================================

The amortized cost of securities pledged as collateral for repurchase agreements, certain public deposits, and other purposes were $92.8 million and $66.4 million at December 31, 2005 and 2004, respectively.

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

Provided below is a summary of securities which were in an unrealized loss position at December 31, 2005, and 2004. Of the total securities in an unrealized loss position at December 31, 2005, 96.0%, or fifty-three positions, were U.S. Government Agency securities with maturities ranging from one month to thirteen years. As the Company has the ability and intent to hold these securities until maturity, or until such time as the value recovers, no declines are deemed to be other-than-temporary. In addition, there has been no deterioration in the ratings for any of the securities.

--------------------------------------- ------------------------- ------------------------- -------------------------
At December 31, 2005                      LESS THAN 12 MONTHS       12 MONTHS OR LONGER              TOTAL
--------------------------------------- ------------ ------------ ----------- ------------- ------------ ------------
                                               Fair   Unrealized        Fair    Unrealized         Fair   Unrealized
(Dollars in thousands)                        Value       Losses       Value        Losses        Value       Losses
--------------------------------------- ------------ ------------ ----------- ------------- ------------ ------------
AVAILABLE-FOR-SALE:
U.S. Government Agency obligations          $42,157       $(424)     $73,006      $(2,072)     $115,163     $(2,496)
--------------------------------------- ------------ ------------ ----------- ------------- ------------ ------------
                                            $42,157       $(424)     $73,006      $(2,072)     $115,163     $(2,496)
--------------------------------------- ------------ ------------ ----------- ------------- ------------ ------------
HELD-TO-MATURITY:
U.S. Government Agency obligations          $34,140       $(898)     $    --      $    --      $ 34,140     $  (898)
Obligations of states/political
subdivisions                                  2,691         (22)       3,462         (122)        6,153        (144)
--------------------------------------- ------------ ------------ ----------- ------------- ------------ ------------
                                            $36,831       $(920)     $ 3,462      $  (122)     $ 40,293     $(1,042)
--------------------------------------- ------------ ------------ ----------- ------------- ------------ ------------

--------------------------------------- ------------------------- ------------------------- -------------------------
At December 31, 2004                      LESS THAN 12 MONTHS       12 MONTHS OR LONGER              TOTAL
--------------------------------------- ----------- ------------- ----------- ------------- ------------ ------------
                                              Fair    Unrealized        Fair    Unrealized         Fair   Unrealized
(Dollars in thousands)                       Value        Losses       Value        Losses        Value       Losses
--------------------------------------- ----------- ------------- ----------- ------------- ------------ ------------
AVAILABLE-FOR-SALE:
U.S. Government Agency obligations         $81,350      $(1,069)          --            --      $81,350     $(1,069)
U.S. Treasuries                              9,930          (32)          --            --        9,930         (32)
--------------------------------------- ----------- ------------- ----------- ------------- ------------ ------------
                                           $91,280      $(1,101)          --            --      $91,280     $(1,101)
--------------------------------------- ----------- ------------- ----------- ------------- ------------ ------------
HELD-TO-MATURITY:
--------------------------------------- ----------- ------------- ----------- ------------- ------------ ------------
U.S. Government Agency obligations         $  4,977     $   (23)          --            --      $ 4,977     $   (23)
Obligations of states/political
subdivisions                                  3,457        (124)          --            --        3,457        (124)
--------------------------------------- ------------ ------------ ----------- ------------- ------------ ------------
                                           $  8,434     $  (147)          --            --      $ 8,434     $  (147)
--------------------------------------- ------------ ------------ ----------- ------------- ------------ ------------

NOTE 3. LOANS

Major classifications of loans, excluding loans held-for-sale, are summarized as follows (dollars in thousands):

================================================= ================================ ===================================
                                                                                        2005                     2004
-------------------------------------------------------------------- ------------------------ ------------------------
Commercial                                                                       $   122,243                $  88,725
Real estate - 1-4 family residential                                                 160,355                  125,089
Real estate - multifamily residential                                                 58,567                   43,798
Real estate - nonfarm, nonresidential                                                559,866                  436,533
Real estate - construction                                                           380,997                  240,469
Consumer                                                                               7,386                    5,879
-------------------------------------------------------------------- ------------------------ ------------------------
TOTAL LOANS                                                                      $ 1,289,414                $ 940,493
-------------------------------------------------------------------- ------------------------ ------------------------
Less unearned income                                                                   5,338                    4,309
Less allowance for loan losses                                                        13,821                   10,402
-------------------------------------------------------------------- ------------------------ ------------------------
LOANS, NET                                                                       $ 1,270,255                $ 925,782
================================================= ================================ ===================================

As of December 31, 2005 and 2004, there were $591 thousand and $246 thousand, respectively, in checking account overdrafts that were reclassified on the balance sheet as loans.

NOTE 4.  ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses for the years ended December 31, 2005, 2004 and 2003 is shown below (dollars in thousands):

================================================= ========================= ====================== ===================
                                                                      2005                   2004                2003
------------------------------------------------- ------------------------- ---------------------- -------------------
Allowance, at beginning of period                                 $ 10,402                $ 7,457             $ 5,924
Provision charged against income                                     3,772                  2,989               1,575
Recoveries added to reserve                                              9                     18                  14
Losses charged to reserve                                            (362)                   (62)                (56)
------------------------------------------------- ------------------------- ---------------------- -------------------
ALLOWANCE, AT END OF PERIOD                                       $ 13,821                $10,402             $ 7,457
================================================= ========================= ====================== ===================

Information about impaired loans as of and for the years ended December 31, 2005, 2004 and 2003, is as follows (dollars in thousands):

============================================================================ ============== ============ =============
                                                                                      2005         2004          2003
---------------------------------------------------------------------------- -------------- ------------ -------------
Impaired loans for which an allowance has been provided                            $ 1,980      $ 1,177         $ 416
Impaired loans for which no allowance has been provided                                 --           15            --
---------------------------------------------------------------------------- -------------- ------------ -------------
    TOTAL IMPAIRED LOANS                                                           $ 1,980      $ 1,192         $ 416
---------------------------------------------------------------------------- -------------- ------------ -------------
Allowance provided for impaired loans, included in the allowance for loan
  losses                                                                               245          400            61
Average balance in impaired loans                                                  $ 2,035      $ 1,782         $ 216
---------------------------------------------------------------------------- -------------- ------------ -------------
Interest income recognized                                                              --           --            --
============================================================================ ============== ============ =============

Non-accrual loans excluded from impaired loan disclosure under FASB 114 amounted to $14 thousand, $18 thousand, and $46 thousand at December 31, 2005, 2004 and 2003, respectively. If interest on these loans had been accrued as interest income, such income would have approximated $3 thousand, $1 thousand and $5 thousand for the years ended December 31, 2005, 2004 and 2003, respectively. Loans past due 90 days or more, and still accruing interest totaled $7 thousand at December 31, 2005, and $84 thousand at December 31, 2003. There were no loans past due 90 days or more, and still accruing interest at December 31, 2004.

NOTE 5. BANK PREMISES AND EQUIPMENT, NET

Premises and equipment are stated at cost less accumulated depreciation at December 31, 2005 and 2004, as follows (dollars in thousands):

================================================================== =========================== =======================
                                                                                         2005                    2004
------------------------------------------------------------------ --------------------------- -----------------------
Land                                                                                  $ 1,839                 $ 1,839
Buildings                                                                               2,275                   2,259
Furniture, fixtures and equipment                                                       8,713                   7,057
Leasehold improvements                                                                  2,799                   2,324
Construction in progress                                                                  242                     301
------------------------------------------------------------------ --------------------------- -----------------------
Total Cost                                                                            $15,868                 $13,780
Less accumulated depreciation and amortization                                          8,334                   7,088
------------------------------------------------------------------ --------------------------- -----------------------
Net premises and equipment                                                            $ 7,534                 $ 6,692
================================================================== =========================== =======================

Depreciation and amortization expense on premises and equipment amounted to $1.3 million, $1.1 million and $1.1 million in 2005, 2004 and 2003, respectively.

NOTE 6. TIME DEPOSITS

The aggregate amount of time deposits with a minimum denomination of $100 thousand each, was approximately $338.2 million and $253.2 million at December 31, 2005 and 2004, respectively. Scheduled maturities of all time deposits at December 31, 2005, are as follows (dollars in thousands):

============================================================= =========================================================
     2006                                                                             $523,436
     2007                                                                               94,952
     2008                                                                               47,250
     2009                                                                               25,658
     2010                                                                               13,990
     2011 and thereafter                                                                   100
------------------------------------------------------------- ---------------------------------------------------------
                                                                                      $705,386
============================================================= =========================================================

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

NOTE 8. INCOME TAXES

Net deferred tax assets consist of the following components at December 31, 2005 and 2004 (dollars in thousands):

=============================================================== =========================== ===========================
                                                                                      2005                        2004
--------------------------------------------------------------- --------------------------- ---------------------------
DEFERRED TAX ASSETS:
Allowance for loan losses                                                           $4,778                      $3,641
Non-accrual loans                                                                        6                          27
Securities available-for-sale                                                          828                         279
Bank premises and equipment                                                            347                         300
--------------------------------------------------------------- --------------------------- ---------------------------
                                                                                    $5,959                      $4,247
--------------------------------------------------------------- --------------------------- ---------------------------
DEFERRED TAX LIABILITIES:
Federal Home Loan Bank stock                                                             2                           2
Deferred loan fees                                                                       2                          --
--------------------------------------------------------------- --------------------------- ---------------------------
                                                                                         4                           2
--------------------------------------------------------------- --------------------------- ---------------------------
NET DEFERRED TAX ASSETS                                                             $5,955                      $4,245
--------------------------------------------------------------- --------------------------- ---------------------------

The provision for income tax and its components for the years ending December 31, 2005, 2004, and 2003 are as follows (dollars in thousands):

=============================== ============================================ ===================== ====================
DECEMBER 31,                                                           2005                  2004                 2003
------------------------------- -------------------------------------------- --------------------- --------------------
Current tax expense                                                $11,634               $  8,452              $ 6,480
Deferred tax benefit                                                (1,196)                (1,051)                (600)
------------------------------- -------------------------------------------- --------------------- --------------------
                                                                   $10,438               $  7,401              $ 5,880
=============================== ============================================ ===================== ====================

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2005, 2004, and 2003, due to the following (dollars in thousands):

===================================================== ====================== ===================== ====================
DECEMBER 31,                                                           2005                  2004                 2003
----------------------------------------------------- ---------------------- --------------------- --------------------
Computed "expected" tax expense at 35% in 2005 and                 $ 10,536               $ 7,571              $ 5,925
2004, and 34% in 2003
Increase (decrease) in income taxes resulting from:
  Income at higher statutory rate (35%)                                  --                    --                   74
  Nondeductible expense                                                  75                    16                   40
  Nontaxable income                                                   (173)                 (186)                (159)
----------------------------------------------------- ---------------------- --------------------- --------------------
                                                                   $ 10,438               $ 7,401              $ 5,880
===================================================== ====================== ===================== ====================

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

================================ ============================ ============================ =============================
                                            2005                         2004                          2003
-------------------------------- ---------------------------- ---------------------------- -----------------------------
                                                 Per Share                    Per Share                     Per Share
                                    Shares        Amount         Shares         Amount         Shares         Amount
-------------------------------- ------------- -------------- -------------- ------------- --------------- -------------
BASIC EARNINGS PER SHARE           14,010,688          $1.40     13,212,621         $1.08      12,166,805         $0.94
Effect of dilutive securities:
  Stock options                       978,455                     1,060,079                     1,080,589
  Warrants                                 --                        57,468                        53,318
-------------------------------- ------------- -------------- -------------- ------------- --------------- -------------
DILUTED EARNINGS PER SHARE         14,989,143          $1.31     14,330,168         $0.99      13,300,712         $0.86
================================ ============================ ============================ =============================

Stock options for 1,250 shares of common stock were not included in computing diluted earnings per share in 2003, because their effects were anti-dilutive. There were no anti-dilutive shares in 2004 and 2005.

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company leases office space for sixteen of its branch locations, its operations, mortgage lending, and construction lending departments and has entered into leases for two additional branch locations in 2006. These non-cancellable agreements, which expire through April 2017, in some instances require payment of certain operating charges. Generally, all leases contain renewal options of one to two additional five-year terms. The total minimum lease commitment, adjusted for the effect of annual fixed increases or the Consumer Price Index, at December 31, 2005, is $16.5 million, due as follows (dollars in thousands):

=========================================== =============================== =========================================
Due in the year ending December 31,                                   2006               $1,941
                                                                      2007                2,224
                                                                      2008                2,167
                                                                      2009                1,973
                                                                      2010                1,932
                                                                Thereafter                6,282
=========================================== =============================== =========================================

The total lease expense was $1.9 million, $1.3 million and $1.2 million in 2005, 2004, and 2003, respectively. In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities that are not presented in the accompanying financial statements. The Company does not anticipate any material losses as a result of the commitments and contingent liabilities.

NOTE 11: LOANS TO OFFICERS AND DIRECTORS

Officers, directors and/or their related business interests are loan customers in the ordinary course of business. In management's opinion, these loans are made on substantially the same terms as those prevailing at the time for comparable loans with other persons and do not involve more than normal risk of collectibility or present other unfavorable features. The aggregate amount outstanding on such loans at December 31, 2005 and 2004, was $17.7 million and $20.6 million, respectively. During 2005, new loans and advances amounted to $1.1 million and repayments of $4.0 million were made.

NOTE 12. STOCK OPTIONS OUTSTANDING

The current plan, adopted May 29, 1998, and amended in May 2001, is a qualified Incentive Stock Option Plan which provides for the granting of options to purchase up to 1,469,110 shares of common stock at a price to be determined by the Board of Directors at the date of grant, but in any event no less than 100% of the fair market value. Options outstanding prior to May 29, 1998, were granted under the Company's plan adopted in 1988 which was replaced by the current plan. As of December 31, 2005, 1,313,261 options had been granted under the current plan and 23,107 grants had been forfeited, leaving 178,956 options available for future issuance under the plan. Options are awarded to employees and the Board of Directors of the Company at the discretion of the Board of Directors, and expire ten years from the grant date. Options granted under the current plan, through December 31, 2002, vested over three years, while options granted since December 31, 2002, vested over five years. On December 31, 2005, the Company accelerated the vesting of all outstanding options under the current plan in order to avoid a total of approximately $2.3 million in options expense in future periods, with the adoption of FAS 123(R) effective January 1, 2006. Due to this modification of the vesting terms, the Company recognized $161 thousand in option expense in December 2005. In January 2006, a total of 90,600 options were granted to fifty-two officers and six outside directors of the Company at an exercise price of $30.42 per share and with a five year vesting period.

A summary of the status of the plan at December 31, 2005, 2004 and 2003, and changes during the years ended on those dates is as follows:

-------------------------------------- --------------------------- -------------------------- ------------------------
                                                  2005                      2004                      2003
-------------------------------------- -------------- ------------ ------------ ------------- ----------- ------------
                                                       Weighted                 Weighted                    Weighted
                                                        Average                 Average                     Average
                                          Number       Exercise      Number     Exercise      Number of     Exercise
                                         of Shares       Price      of Shares     Price         Shares        Price
-------------------------------------- -------------- ------------ ------------ ------------- ----------- ------------
Outstanding at beginning of year           1,433,855      $  5.36    1,367,848       $  3.41   1,296,487       $ 2.73
Granted                                      153,258      $ 23.27      152,384       $ 19.47     152,823       $ 8.26
Exercised                                    165,432      $  2.43       82,888        $ 2.34      80,378       $ 3.70
Forfeited                                     11,483      $ 17.03        3,489       $ 12.83       1,084       $16.26
Outstanding at end of year                 1,410,198      $  7.56    1,433,855       $  5.36   1,367,848       $ 3.41
Exercisable at end of year                 1,410,198      $  7.56    1,068,221       $  2.72   1,028,280       $ 2.89
Pro forma weighted-average fair
value per option of options granted
during the year                               $10.00                     $9.71                     $3.94
====================================== ============== ============ ============ ============= =========== ============

A further summary about the options outstanding and exercisable at December 31, 2005 is provided in the following table:

                      OPTIONS OUTSTANDING AND EXERCISABLE

----------------------- --------------------- ---------------- ------------------
                                                 Remaining
  Range of Exercise                             Contractual    Weighted Average
        Prices           Number Of Options         Life         Exercise Price
----------------------- --------------------- ---------------- ------------------
$  1.00 to $  2.31                   259,328        1.1 years             $ 1.50
$  2.32 to $  2.79                   344,778        3.8 years               2.63
$  2.80 to $  5.46                   172,890        5.1 years               2.80
$  5.47 to $  7.82                   160,461        6.1 years               5.47
$  7.83 to $28.89                    472,741        8.1 years              16.93
----------------------- --------------------- ---------------- ------------------
$  1.00 TO $28.89                  1,410,198        5.2 YEARS             $ 7.56

All options granted, available under the current Plan, and exercisable have been adjusted for all three years giving retroactive effect to five-for-four stock splits in the form of 25% stock dividends in 2004 and 2005, and a two-for-one stock split in the form of a 100% stock dividend in 2003.

In September 2003, the Company adopted an Employee Stock Purchase Plan. Under the plan a total of 227,567 shares of common stock, as adjusted for stock dividends and splits, were reserved for issuance to eligible employees at a price equal to at least 85% of the fair market value of the shares of common stock on the date of grant. Grants each year expire at the end of that fiscal year if not exercised by the employee. On September 24, 2003, eligible employees were granted the right to purchase 19,026 shares at a price of $23.18, as adjusted, which was equal to 100% of the fair market value of the shares at that time. Of the total grant, 8,433 shares were purchased. On January 10, 2004, rights to purchase 27,954 shares of common stock were granted at a price of $21.38, as adjusted, which was equal to 85% of the fair market value of the shares at that time. Of the total grant, 6,058 were purchased. On January 18, 2005, rights to purchase 29,602 shares of common stock were granted at a price of $19.72, as adjusted, which was equal to 85% of the fair market value of the shares at that time. Of the total grant, 11,096 were purchased. On January 11, 2006, rights to purchase 26,432 shares of common stock were granted at a price of $25.86, which was equal to 85% of the fair market value of the shares at that time.

NOTE 13. DIRECTOR COMPENSATION PLAN

In April 1996, the Company granted an aggregate of 185,286 warrants at an exercise price of $3.56 to the outside Directors. In January 1998, the Company granted 51,990 warrants at an exercise price of $2.89 to an additional outside Director. All warrants have been restated giving retroactive effect to all stock splits and or stock dividends through their exercise date. Of the total warrants granted in April 1996, 46,321 were exercised in 2002, and 138,965 were exercised in 2003. The 51,990 warrants granted in January 1998 were exercised in January 2005.

In addition to the warrants, the outside Directors, have been awarded a total of 160,039, 60,414, 25,260, 42,900, 27,186 and 17,500 options under the Company's
Incentive Option Plan in 2000, 2001, 2002, 2003, 2004 and 2005 respectively, as adjusted for all stock splits and or stock dividends through 2005. In January 2006, each of the outside Directors were awarded an additional 2,000 options. All director options are included in the tables under Note 12.

NOTE 14. OTHER BORROWED MONEY AND LINES OF CREDIT

The Bank maintains a $227.5 million line of credit with the Federal Home Loan Bank of Atlanta. The interest rate and term of each advance from the line is dependent upon the advance and commitment type. Advances on the line are secured by all of the Bank's qualifying first liens and home equity lines-of-credit, on one-to-four unit single-family dwellings. As of December 31, 2005, the book value of these qualifying loans totaled approximately $89.2 million and the amount of available credit using this collateral was $53.9 million. Advances on the line of credit in excess of this amount require pledging of additional assets, including other types of loans and investment securities. As of December 31, 2005 and 2004, the Bank had no advances outstanding. The Bank has additional short-term lines of credit totaling $62 million with nonaffiliated banks at December 31, 2005, on which $27.0 million was outstanding at that date.

NOTE 15. TRUST PREFERRED CAPITAL NOTES

On November 13, 2002, the Company completed a private placement issuance of $3.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust I) which issued $100 thousand in common equity to the Company. The securities bear a floating rate of interest, adjusted semi-annually, of 340 basis points over six month Libor, currently 7.95%, with a maximum rate of 12.0% until November 15, 2007. The securities have a thirty year term and are callable at par beginning November 15, 2007. On December 19, 2002, the Company completed a private placement issuance of $15.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust II) which issued $470 thousand in common equity to the Company. These securities bear a floating rate of interest, adjusted semi-annually, of 330 basis points over six month Libor, currently 7.99%, with a maximum rate of 11.9% until December 30, 2007. These securities have a thirty year term and are callable at par beginning December 30, 2007. On December 20, 2005, the Company completed a private placement of $25.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust III) which issued $774 thousand in common equity to the Company. These securities bear a fixed rate of interest of 6.19% until February 23, 2011, at which time they convert to a floating rate, adjusted quarterly, of 142 basis points over three month Libor. These securities also have a thirty year term and are callable at par beginning February 23, 2011.

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

A summary of the contract or notional amount of the Company's exposure to off-balance-sheet risk as of December 31, 2005 and 2004, is as follows:

 ======================================================== ============================= ==========================
 (Dollars in thousands)                                               2005                        2004
 -------------------------------------------------------- ----------------------------- --------------------------
 Financial instruments whose contract amounts represent
  credit risk:
 Commitments to extend credit                                       $ 55,097                    $ 34,853
 Standby letters of credit and financial guarantees
   written                                                          $ 29,564                    $ 18,277
 Unfunded lines of credit                                           $381,715                    $326,430
 ======================================================== ============================= ==========================

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

The Company originates loans for sale to secondary market investors subject to contractually specified and limited recourse provisions. In 2005, the Company originated $202.3 million and sold $199.5 million to investors, compared to $175.9 million originated and $169.7 million sold in 2004. Most contracts with investors contain certain recourse language that may vary from 90 days up to one year. In general, the company may be required to repurchase a previously sold mortgage loan or indemnify the investor if there is major non-compliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. Repurchase may also be required if necessary governmental loan guarantees are canceled or never issued, or if an investor is forced to buy back a loan after it has been re-sold as part of a loan pool. In addition, the Company may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term. The potential default period is approximately twelve months after sale of the loan to the investor. Mortgages subject to recourse are collateralized by single-family residential properties, have loan-to-value ratios of 80% or less, or have private mortgage insurance or are insured or guaranteed by an agency of the United States government.

At December 31, 2005, the Bank had rate lock commitments to originate and sell mortgage loans amounting to $7.0 million and loans held-for-sale of $12.5 million. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligation.

NOTE 17. CONCENTRATIONS OF CREDIT RISK

The Bank does a general banking business, serving the commercial and personal banking needs of its customers. The Bank's market area consists of the Northern Virginia suburbs of Washington, D.C., including Arlington, Fairfax, Fauquier, Loudoun and Prince William Counties, the cities of Alexandria, Fairfax, Falls Church, Manassas and Manassas Park, and to some extent the Maryland suburbs and the city of Washington D.C. Substantially all of the Company's loans are made within its market area.

The ultimate collectibility of the Bank's loan portfolio and the ability to realize the value of any underlying collateral, if needed, are influenced by the economic conditions of the market area. The Company's operating results are therefore closely related to the economic conditions and trends in the Metropolitan Washington, D.C. area.

At December 31, 2005 and 2004, there were $999.4 million and $720.8 million, or 77.5% and 76.7%, respectively of total loans concentrated in commercial real estate. Commercial real estate for purposes of this note includes all construction loans, loans secured by 5+ family residential properties and loans secured by non-farm, non-residential properties. At December 31, 2005 and 2004, construction loans represented 29.5% and 25.6% of total loans, loans secured by 5+ family residential properties represented 4.5% and 4.7%, and loans secured by non-farm, non-residential properties represented 43.4% and 46.4%, respectively. Construction loans at December 31, 2005 and 2004 included $257.6 million and $163.3 million in loans to commercial builders of single family housing in the Northern Virginia market, representing 20.0% and 17.2% of total loans, respectively.

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

NOTE 18. FUND RESTRICTIONS AND RESERVE BALANCE

The transfer of funds from the Bank to the Company in the form of loans, advances, and cash dividends are restricted by Federal and State regulatory authorities. As of December 31, 2005, the aggregate amount of unrestricted funds that could be transferred in the form of a cash dividend totaled approximately $46.6 million, or 41.6%, of the consolidated net assets of the Company.

As members of the Federal Reserve System, the Company is required to maintain certain average reserve balances. For the final weekly reporting period in the years ended December 31, 2005 and 2004, the aggregate amounts of daily average required balances were approximately $3.2 million and $2.5 million, respectively.

NOTE 19.  EMPLOYEE BENEFITS

The Company has a 401(k) defined contribution plan covering substantially all full-time employees and provides that an employee becomes eligible to participate at the date he or she has reached the age of 21 and has completed three months of service, whichever occurs last. Under the plan, a participant may contribute up to 15% of his or her covered compensation for the year, subject to certain limitations. The Company may also make, but is not required to make, a discretionary contribution for each participant out of its current or accumulated net profits. The amount of contribution, if any, is determined on an annual basis by the Board of Directors. Contributions made by the Company totaled $294 thousand, $234 thousand and $212 thousand for the years ended December 31, 2005, 2004 and 2003, respectively.

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

At December 31, 2005 and 2004, the fair value of loan commitments and stand-by letters of credit were deemed immaterial.

ing amounts and estimated fair values of the Company's financial instruments are as follows:

========================================= ================================== ====================================
                                                        2005                                 2004
----------------------------------------- -------------- ------------------- ----------------- ------------------
                                            Carrying      Estimated Fair                         Estimated Fair
(Dollars in thousands)                       Amount           Value          Carrying Amount          Value
----------------------------------------- -------------- ------------------- ----------------- ------------------
FINANCIAL ASSETS:
Cash and short-term investments             $    33,642         $    33,642       $    17,792        $    17,792
Securities                                      173,053             172,102           163,232            163,477
Loans held-for-sale                              12,548              12,548             9,662              9,662
Loans                                         1,270,255           1,296,219           925,782            952,752
Accrued interest receivable                       6,550               6,550             4,105              4,105
----------------------------------------- -------------- ------------------- ----------------- ------------------
   Total Financial assets                   $ 1,496,048         $ 1,521,061       $ 1,120,573        $ 1,147,788
========================================= ============== =================== ================= ==================

========================================= ================================== ====================================
                                                        2005                                2004
----------------------------------------- -------------- ------------------- ----------------- ------------------
                                            Carrying       Estimated Fair                       Estimated Fair
(Dollars in thousands)                       Amount            Value         Carrying Amount         Value
----------------------------------------- -------------- ------------------- ----------------- ------------------
FINANCIAL LIABILITIES:
Deposits                                    $ 1,243,506         $ 1,213,934       $   970,968        $   969,861
Securities sold under agreements to
  repurchase and federal funds purchased        111,794             111,788            53,207             53,197
Trust preferred capital notes                    44,344              49,502            18,570             18,761
Accrued interest payable                          3,003               3,003             1,555              1,555
----------------------------------------- -------------- ------------------- ----------------- ------------------
   Total Financial liabilities              $ 1,402,647         $ 1,378,227       $ 1,044,300        $ 1,043,374
========================================= ============== =================== ================= ==================

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total Capital, Tier 1 Capital and Tier 1 Leverage Capital. Total Capital and Tier 1 Capital ratios are in reference to risk-weighted assets (as defined), and the Tier 1 Leverage Capital ratio is in reference to average assets. Management believes, as of December 31, 2005 and 2004, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2005, the Bank is categorized as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized", the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since December 31, 2005, that management believes changed the Bank's category. The Company's and the Bank's actual capital amounts and ratios are also presented in the table.

------------------------------- --------------------------- ------------------------ ----------------------------
                                                                                           Minimum To Be
                                                                                       Well-Capitalized Under
                                                                Minimum Capital       Prompt Corrective Action
                                       Actual Capital             Requirement*                Provisions
------------------------------- --------------------------- ------------------------ ----------------------------
AS OF DECEMBER 31, 2005:           AMOUNT        RATIO        AMOUNT       RATIO       AMOUNT         RATIO
------------------------------- ------------- ------------- ----------- ------------ ------------ ---------------
TOTAL CAPITAL:
Company                             $170,176        12.42%    $109,607        8.00%     $    N/A           N/A
Bank                                 167,975        12.27%     109,482        8.00%      136,853          10.00%
TIER 1 CAPITAL:
Company                             $150,355        10.97%    $ 54,803        4.00%     $    N/A           N/A
Bank                                 111,154         8.12%      54,741        4.00%       82,112           6.00%
TIER 1 LEVERAGE CAPITAL:
Company                             $150,355        10.09%    $ 59,583        4.00%     $    N/A           N/A
Bank                                 111,154         7.45%      59,689        4.00%       75,126           5.00%
------------------------------- ------------- ------------- ----------- ------------ ------------ ---------------
AS OF DECEMBER 31, 2004:           AMOUNT        RATIO        AMOUNT       RATIO       AMOUNT         RATIO
------------------------------- ------------- ------------- ----------- ------------ ------------ ---------------
TOTAL CAPITAL:
Company                             $120,244        11.92%     $80,693        8.00%     $    N/A           N/A
Bank                                 119,232        11.82%      80,667        8.00%      100,834          10.00%
TIER 1 CAPITAL:
Company                             $109,842        10.89%     $40,346        4.00%     $    N/A           N/A
Bank                                  90,830         9.01%      40,333        4.00%       60,500           6.00%
TIER 1 LEVERAGE CAPITAL
Company                             $109,842         9.76%     $45,017        4.00%     $    N/A           N/A
Bank                                  90,830         8.09%      44,910        4.00%       56,137           5.00%
------------------------------- ------------- ------------- ----------- ------------ ------------ ---------------

  * The minimum capital requirement for the Company is a guideline.

NOTE 22. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

===================================================== ============================ ==============================
BALANCE SHEETS (in thousands)                                DECEMBER 31, 2005             DECEMBER 31, 2004
                                                      ---------------------------- ------------------------------
Assets:
  Cash and due from banks                                         $   1,984                      $     686
  Investment in Subsidiaries                                        110,961                         90,882
  Subordinated Debt of Subsidiary                                    43,000                         18,000
  Other Assets                                                          302                            351
----------------------------------------------------- ---------------------------- ------------------------------
    TOTAL ASSETS                                                  $ 156,247                      $ 109,919
----------------------------------------------------- ---------------------------- ------------------------------

Liabilities and Stockholders' Equity:
  Trust preferred capital notes                                   $  43,344                      $  18,570
  Other Liabilities                                                      85                             25
----------------------------------------------------- ---------------------------- ------------------------------
    Total Liabilities                                             $  44,429                      $  18,595
----------------------------------------------------- ---------------------------- ------------------------------
    Stockholders' Equity                                            111,818                         91,324
----------------------------------------------------- ---------------------------- ------------------------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 156,247                      $ 109,919
===================================================== ============================ ==============================

====================================================  ===========================================================
STATEMENTS OF INCOME (in thousands)                                    YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------------------------
                                                                      2005                2004              2003
                                                      --------------------- ------------------- -----------------
Income:
  Interest on subordinated debt                                    $ 1,036               $ 888             $ 879
----------------------------------------------------- --------------------- ------------------- -----------------
    Total Income                                                     1,036                 888               879
----------------------------------------------------- --------------------- ------------------- -----------------
Expenses:
  Interest on trust preferred capital notes                        $ 1,246               $ 892            $  835
  Other operating expense                                              714                 419               352
----------------------------------------------------- --------------------- ------------------- -----------------
    Total Expenses                                                   1,960               1,311             1,187
----------------------------------------------------- --------------------- ------------------- -----------------
Loss before income tax (benefit) and equity in
  undistributed earnings of subsidiary                             $ (924)             $ (423)           $ (308)
Income tax (benefit)                                                 (267)               (148)             (108)
----------------------------------------------------- --------------------- ------------------- -----------------
                                                                     (657)               (275)             (200)
Equity in undistributed net income of
  Virginia Commerce Bank                                            20,324              14,504            11,746
----------------------------------------------------- --------------------- ------------------- -----------------
     Net Income                                                   $ 19,667            $ 14,229          $ 11,546
===================================================== ===================== =================== =================

====================================================  ===========================================================
STATEMENTS OF CASH FLOWS (in thousands)                                  YEAR ENDED DECEMBER 31,
                                                          -------------------- ------------------ ---------------
                                                                         2005               2004            2003
                                                          -------------------- ------------------ ---------------
Cash Flows from Operating Activities:
    Net Income                                                     $ 19,667        $ 14,229        $ 11,546
Adjustments to reconcile net income to net cash
     used in operating activities:
Equity in undistributed net income of Virginia
     Commerce Bank                                                  (20,324)        (14,504)        (11,746)
Stock Option Expense                                                    161              --              --
Decrease in other assets                                                 50              79             112
Increase (decrease) in other liabilities                                 60              24             (43)
--------------------------------------------------------- ------------------- ------------------ ---------------
Net cash used in operating activities                              $   (386)       $   (172)       $   (131)
--------------------------------------------------------- ------------------- ------------------ ---------------
Cash Flows from Investing Activities:
--------------------------------------------------------- ------------------- ------------------ ---------------
     Purchase additional stock in subsidiary                           (774)        (22,000)         (6,000)
     Purchase of debt securities                                    (25,000)             --          (4,000)
--------------------------------------------------------- ------------------- ------------------ ---------------
Net cash used in investing activities                              $(25,774)       $(22,000)       $(10,000)
--------------------------------------------------------- ------------------- ------------------ ---------------
Cash Flows from Financing Activities:
     Net increase in junior subordinated capital notes               25,774              --              --
     Common stock issued                                              1,690          22,514           2,390
     Cash paid in lieu of fractional shares                              (6)             (5)             --
--------------------------------------------------------- ------------------- ------------------ ---------------
Net cash provided by financing activities                          $ 27,458        $ 22,509        $  2,390
--------------------------------------------------------- ------------------- ------------------ ---------------
Change in cash and cash equivalents                                $  1,298        $    337        $ (7,741)
Beginning                                                               686             349           8,090
Ending                                                             $  1,984        $    686        $    349
===================================================== ===================== =================== =================

NOTE 23. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected financial information for the quarterly periods of 2005 and 2004 is presented below (dollars in thousands except per share data):

                                                       2005 QUARTERS
                                   -------------------------------------------------------
                                       FIRST         SECOND        THIRD        FOURTH
                                   -------------- ------------- ------------ -------------
Interest income                      $18,300       $20,422       $22,665       $25,091
Interest expense                       5,587         6,856         8,119         9,249
---------------------------------- -------------- ------------- ------------ -------------
     Net interest income             $12,713       $13,566       $14,546       $15,842
Provision for loan losses                831         1,031           950           960
     Net interest income after
     provision for loan losses       $11,882       $12,535       $13,596       $14,882
Non-interest income                    1,219         1,543         1,898         2,016
Non-interest expense                   6,514         7,271         7,395         8,286
---------------------------------- -------------- ------------- ------------ -------------
     Income before taxes             $ 6,587       $ 6,807       $ 8,099       $ 8,612
Income tax expense                     2,266         2,343         2,796         3,033
---------------------------------- -------------- ------------- ------------ -------------
     Net income                      $ 4,321       $ 4,464       $ 5,303       $ 5,579
---------------------------------- -------------- ------------- ------------ -------------
Net income per common share:
     Basic                           $  0.31       $  0.32       $  0.37       $  0.40
     Diluted                         $  0.29       $  0.30       $  0.35       $  0.37

                                                       2004 QUARTERS
                                   -------------------------------------------------------
                                       FIRST         SECOND        THIRD        FOURTH
                                   -------------- ------------- ------------ -------------
Interest income                      $12,533       $13,573       $15,152       $16,740
Interest expense                       3,534         3,853         4,262         4,682
---------------------------------- -------------- ------------- ------------ -------------
     Net interest income             $ 8,999       $ 9,720       $10,890       $12,058
Provision for loan losses                487           820           698           984
     Net interest income after
     provision for loan losses       $ 8,512       $ 8,900       $10,192       $11,074
Non-interest income                    1,209         1,602         1,518         1,430
Non-interest expense                   5,047         5,279         5,907         6,574
---------------------------------- -------------- ------------- ------------ -------------
     Income before taxes             $ 4,674       $ 5,223       $ 5,803       $ 5,930
Income tax expense                     1,588         1,785         1,992         2,036
---------------------------------- -------------- ------------- ------------ -------------
     Net income                      $ 3,086       $ 3,438       $ 3,811       $ 3,894
---------------------------------- -------------- ------------- ------------ -------------
Net income per common share:
     Basic                           $  0.26       $  0.26       $  0.28       $  0.28
     Diluted                         $  0.23       $  0.24       $  0.26       $  0.26

NOTE 24: SEGMENT REPORTING

In accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" the Company has two reportable segments, its community banking operations and its mortgage banking division. Community banking operations, the major segment, involves making loans and gathering deposits from individuals and businesses in the Bank's market area, while the mortgage banking division originates and sells mortgage loans servicing released, on one-to-four family residential properties. Revenues from mortgage lending consist of interest earned on mortgage loans held-for-sale, loan origination fees, and net gains on the sale of loans in the secondary market. The Bank provides the mortgage division with short term funds to originate loans and charges it interest on the funds based on what the Bank earns on overnight funds. Expenses include both fixed overhead and variable costs on originated loans such as loan officer commissions, document preparation and courier fees. The following table presents segment information for the years ended December 31, 2005, 2004 and 2003. Eliminations consist of overhead and interest charges by the Bank to the mortgage lending division.

================================================= ===================================================================
                                                                                 2005
================================================= ===================================================================
                                                     Community         Mortgage
(In thousands)                                        Banking          Lending        Eliminations        Total
------------------------------------------------- --------------- ------------------ --------------- ----------------
  Interest income                                    $   85,879       $      599       $       --        $   86,478
  Non-interest income                                     3,370            3,306               --             6,676
------------------------------------------------- --------------- ------------------ --------------- ----------------
     Total operating income                          $   89,249       $    3,905       $       --        $   93,154

  Interest expense                                   $   29,811       $      348       $     (348)       $   29,811
  Provision for loan losses                               3,772               --               --             3,772
  Non-interest expense                                   26,538            2,977              (49)           29,466
     Total operating expense                         $   60,121       $    3,325       $     (397)       $   63,049
------------------------------------------------- --------------- ------------------ --------------- ----------------
Income before taxes on income                        $   29,128       $      580       $      397        $   30,105
Provision for income taxes                               10,234              204               --            10,438
------------------------------------------------- --------------- ------------------ --------------- ----------------
Net Income                                           $   18,894       $      376       $      397        $   19,667
------------------------------------------------- --------------- ------------------ --------------- ----------------

Total Assets                                         $1,505,751       $   12,674       $       --        $1,518,425
================================================= =============== ================== =============== ================

================================================= =============== ================== =============== ================
                                                                                 2004
------------------------------------------------- -------------------------------------------------------------------
                                                     Community         Mortgage
(In thousands)                                        Banking          Lending        Eliminations        Total
================================================= =============== ================== =============== ================
  Interest income                                    $   57,591       $      407       $       --        $   57,998
  Non-interest income                                     2,530            3,229               --             5,759
------------------------------------------------- --------------- ------------------ --------------- ----------------
     Total operating income                          $   60,121       $    3,636       $       --        $   63,757

  Interest expense                                   $   16,331       $       85       $      (85)       $   16,331
  Provision for loan losses                               2,989               --               --             2,989
  Non-interest expense                                   20,326            2,529              (48)           22,807
     Total operating expense                         $   39,646       $    2,614       $     (133)       $   42,127
------------------------------------------------- --------------- ------------------ --------------- ----------------
Income before taxes on income                        $   20,475       $    1,022       $      133        $   21,630
Provision for income taxes                                7,043              358               --             7,401
------------------------------------------------- --------------- ------------------ --------------- ----------------
Net Income                                           $   13,432       $      664       $      133        $   14,229
------------------------------------------------- --------------- ------------------ --------------- ----------------

Total Assets                                         $1,129,587       $    9,766       $       --        $1,139,353
================================================= =============== ================== =============== ================

================================================= ===================================================================
                                                                                 2003
================================================= ===================================================================
                                                     Community         Mortgage
(In thousands)                                        Banking          Lending        Eliminations        Total
------------------------------------------------- --------------- ------------------ --------------- ----------------
  Interest income                                     $ 45,216        $    752        $     --         $ 45,968
  Non-interest income                                    2,076           5,670              --            7,746
------------------------------------------------- --------------- ------------------ --------------- ----------------
     Total operating income                           $ 47,292        $  6,422        $     --         $ 53,714

  Interest expense                                    $ 13,893        $    120        $   (120)        $ 13,893
  Provision for loan losses                              1,575              --              --            1,575
  Non-interest expense                                  17,185           3,676             (41)          20,820
     Total operating expense                          $ 32,653        $  3,796        $   (161)        $ 36,288
------------------------------------------------- --------------- ------------------ --------------- ----------------
Income before taxes on income                         $ 14,639        $  2,626        $    161         $ 17,426
Provision for income taxes                               4,987             893              --            5,880
------------------------------------------------- --------------- ------------------ --------------- ----------------
Net Income                                            $  9,652        $  1,733        $    161         $ 11,546
------------------------------------------------- --------------- ------------------ --------------- ----------------

Total Assets                                          $878,032        $  3,662        $     --         $881,694
================================================= =============== ================== =============== ================

BUSINESS

GENERAL

Virginia Commerce Bancorp, Inc. (the "Company") was organized under Virginia law on November 5, 1999 to become the holding company for Virginia Commerce Bank (the "Bank"). The Company acquired all of the outstanding shares of the Bank on December 22, 1999, upon the effectiveness of the Agreement and Plan of Share Exchange dated September 22, 1999 between the Company and the Bank. As a result of the Agreement and Plan of Share Exchange, each share of the Bank's common stock was automatically exchanged for and converted into one share of the Company's common stock.

The Bank was organized as a national banking association and commenced operations on May 16, 1988. On June 1, 1995, the Bank converted from a national banking association to a Virginia chartered bank which is a member of the Federal Reserve System. The Company's and the Bank's executive offices and main branch are located at 5350 Lee Highway, Arlington, Virginia. The Bank currently has eighteen additional full service branch offices throughout Northern Virginia, an investment services office in Vienna, Virginia, and residential mortgage lending offices in Vienna and Warrenton, Virginia. Additionally, the Bank has entered into lease agreements for two additional branch office locations to be opened in 2006.

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

The Bank provides businesses with a full range of deposit accounts, merchant bankcard services, electronic funds transfer services, lock-box services, on-line banking, lines of credit for working capital, term loans and commercial real estate loans, and provides consumers with a wide array of deposit products, home equity and revolving lines of credit, installment loans and internet banking services. The Bank also offers investment services and provides safe deposit boxes as well as other customary banking services. The Bank is not authorized to offer trust services nor does it offer international services but makes these services available to its customers through financial institutions with which the Bank has correspondent banking relationships.

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

On December 31, 2005, the Company had 219 full-time equivalent employees, including seven executive officers. None of the Company's employees presently is represented by a union or covered under a collective bargaining agreement. Management of the Company believes that its employee relations are satisfactory. Other than its President, the Company does not have any employees that are not also employees of the Bank.

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

The Bank's goal is to build and maintain a commercial loan portfolio consisting of term loans, lines of credit, commercial real estate and construction loans provided primarily to locally-based borrowers. Additionally, installment loans and personal lines of credit, as well as residential mortgages, are made available to consumer customers. Commercial loans are generally considered to have a higher degree of risk of default or loss than other types of loans, such as residential real estate loans, because repayment may be affected by general economic conditions, interest rates, the quality of management of the business, and other factors which may cause a borrower to be unable to repay its obligations. General economic conditions can directly or indirectly affect the quality of a small and mid-sized business loan portfolio. The Bank manages the loan portfolio to avoid high concentrations of similar industry loan types and/or property types in relation to total qualifying capital. Commercial construction loans will make up 50-100% of total qualifying capital, residential construction loans 125-250%, non-farm non-residential real estate loans 400-600%, residential mortgages and home equity loans 100-200%, commercial loans 100-200% and consumer installment and personal loans 50-100%. Overall, real estate loans will not exceed 1,150% of total capital. There can however, be no assurance that the Bank will be able to achieve or maintain this distribution of loans. At December 31, 2005 the loan portfolio's actual composition compared to total qualifying capital consisted of approximately 61% commercial construction loans, 166% residential construction loans, 365% non-farm non-residential real estate loans, 95% residential mortgages and home equity loans, 73% commercial loans and 4% consumer installment and personal loans. Total real estate loans were 627% of total qualifying capital.

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

At December 31, 2005, the Banks statutory lending limit to any single borrower was $25.2 million subject to certain exceptions provided under applicable law. As of December 31, 2005, the Bank's maximum credit exposure to its largest borrower was $19 million.

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

The Bank. The Bank, as a Virginia chartered commercial bank which is a member of the Federal Reserve System (a "state member bank") and whose accounts are insured by the Bank Insurance Fund of the FDIC up to the maximum legal limits of the FDIC, is subject to regulation, supervision and regular examination by the State Corporation Commission/Bureau of Financial Institutions and the Federal Reserve Board. The regulations of these various agencies govern most aspects of the Bank's business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices. The laws and regulations governing the Bank generally have been promulgated to protect depositors and the deposit insurance funds, and not for the purpose of protecting stockholders.

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

State member banks are expected to meet a minimum ratio of total qualifying capital (the sum of core capital (Tier 1) and supplementary capital (Tier 2)) to risk weighted assets of 8%. At least half of this amount (4%) should be in the form of core capital. Tier 1 Capital generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 Capital), less goodwill, without adjustment for changes in the market value of securities classified as "available-for-sale" in accordance with FAS
115. Tier 2 Capital consists of the following: hybrid capital instruments; perpetual preferred stock which is not otherwise eligible to be included as Tier 1 Capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash and certain U.S. government and agency securities, to 100% for the bulk of assets which are typically held by a bank holding company, including commercial real estate loans, commercial business loans and consumer loans. Residential first mortgage loans on one-to-four family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past-due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

In addition to the risk-based capital requirements, the Federal Reserve Board has established a minimum 3.0% Leverage Capital Ratio (Tier 1 Capital to total adjusted assets) requirement for the most highly-rated banks, with an additional cushion of at least 100 to 200 basis points for all other banks, which effectively increases the minimum Leverage Capital Ratio for such other banks to 4.0% - 5.0% or more. The highest-rated banks are those that are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, those which are considered a strong banking organization. A bank having less than the minimum Leverage Capital Ratio requirement shall, within 60 days of the date as of which it fails to comply with such requirement, submit a reasonable plan describing the means and timing by which the bank shall achieve its minimum Leverage Capital Ratio requirement. A bank which fails to file such plan is deemed to be operating in an unsafe and unsound manner, and could subject a bank to a cease-and-desist order. Any insured depository institution with a Leverage Capital Ratio that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to
Section 8(a) of the Federal Deposit Insurance Act (the "FDIA") and is subject to potential termination of deposit insurance. However, such an institution will not be subject to an enforcement proceeding solely on account of its capital ratios, if it has entered into and is in compliance with a written agreement to increase its Leverage Capital Ratio and to take such other action as may be necessary for the institution to be operated in a safe and sound manner. The capital regulations also provide, among other things, for the issuance of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital or to restore its capital to the minimum capital requirement within a specified time period. Such directive is enforceable in the same manner as a final cease-and-desist order. At December 31, 2005, the Bank's Tier 1 risk based capital ratio was 8.12%, its Total risk based capital ratio was 12.27% and its Leverage Capital ratio was 7.45%. At December 31, 2005, the Company's Tier 1 Capital was 10.97%, its Total Capital was 12.42% and its Leverage Capital ratio was 10.09%.

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

An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate federal banking agency within 45 days of the date the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the applicable agency. An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. Such guaranty shall be limited to the lesser of (i) an amount equal to 5.0% of the institution's total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary at such time to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized. Such a guaranty shall expire after the federal banking agency notifies the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. An institution which fails to submit a written capital restoration plan within the requisite period, including any required performance guaranty, or fails in any material respect to implement a capital restoration plan, shall be subject to the restrictions in Section 38 of the FDIA which are applicable to significantly undercapitalized institutions. At December 31, 2005, the Company and Bank were considered to be a "well capitalized" institution for purposes of Section 38 of the FDIA.

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

PROPERTIES

The Bank offers its services from its main office, located at 5350 Lee Highway in Arlington, Virginia, and eighteen additional banking offices, two mortgage lending offices, one investment services office and its bank operations center. The main office consists of two connected red brick buildings, contains an aggregate of approximately 18,000 square feet of space on three levels. The Bank utilizes one of the buildings, containing approximately 10,000 square feet, as the executive offices and a branch facility. In August 1995, the Bank sold the connected building which it had previously leased out. The Bank operates a branch located at 2930 Wilson Boulevard, Arlington, Virginia. That property, which consists of a stand alone brick building containing approximately 2,400 square feet on a parcel of approximately 18,087 square feet, was purchased by the Bank in April 1997. The Bank also operates a branch location at 5140 Duke Street, Alexandria, Virginia. That property, which consists of a two story brick building containing approximately 4,800 square feet on a parcel of approximately 16,800 square feet, was also purchased by the Bank in April 1997.

The Bank leases nineteen office locations: the Alexandria Office, located at 1414 Prince Street, Alexandria, Virginia, consists of 2,500 square feet; the McLean Office, located at 1356 Chain Bridge Road, McLean, Virginia, consists of 1,625 square feet; the Williamsburg Boulevard Office, located at 6500 Williamsburg Road, Arlington, Virginia, consists of 1,781 square feet; the Annandale Office, located at 4230 John Marr Drive, Annandale, Virginia, consists of 2,400 square feet; the Fairfax Office, located at 10777 Main Street, Fairfax Virginia, consists of 2,038 square feet; the Vienna Office, located at 374 Maple Avenue, Vienna, Virginia, consists of 5,831 square feet; the King Street Office, located at 506 King Street, Alexandria Virginia, consists of 1,484 square feet; the Chantilly Office, located at 13881 G Metrotech Drive, Chantilly Virginia, consists of 1,950 square feet; the Lake Ridge office, located at 2030 Old Bridge Road, Lake Ridge, Virginia consists of 2,492 square feet; the Reston Office, located at 11820 Spectrum Center, Reston Virginia consists of 3,700 square feet; the Mount Vernon office, located at 7901 Richmond Highway, Alexandria, Virginia, consists of 2,831 square feet; the Walney Road office, located at 4221Walney Road, Chantilly, Virginia, consists of 2,661 square feet; the Del Ray office, located at 2401 Mount Vernon Avenue, Alexandria, Virginia, consists of 1,750 square feet; the Tysons Corner office, located at 8251 Greensboro Drive, McLean, Virginia, consists of 1,801 square feet; the Battlefield office, located at 10830 Balls Ford Road, Manassas, Virginia, consists of 7,409 square feet; the Newington office (opened January 2006), located at 7830 Backlick Road, Springfield, Virginia, consists of 2,778 square feet; the Fairfax Lending office, located at 4221 Walney Road, Chantilly, Virginia, consists of 11,502 square feet; the Warrenton Mortgage Lending office, located at 54 East Lee Street, Warrenton, Virginia, consists of 300 square feet; and the Bank's operations center, located at 14201 Sullyfield Circle, Chantilly, Virginia consists of 25,001 square feet. Generally the leases contain renewal option clauses for one or two additional five-year terms, and in some instances require payment of certain operating charges. In addition, the Bank has entered into lease agreements for two additional offices to be opened in 2006. The total rental expense under the leases was $1.9 million in 2005. The total minimum rental commitment under the leases, including the two offices to be opened in 2006, as of December 31, 2005 is as follows: $1.9 million for 2006; $2.2 million for 2007, $2.2 million for 2008, $2.0 million for 2009, $2.0 million for 2010 and $6.3 million for 2010 and beyond.

MARKET PRICE OF STOCK AND DIVIDENDS

The Company's stock is traded on the Nasdaq National Market under the symbol "VCBI". Set forth below is the range of high and low sales prices (adjusted for stock dividends and splits) known to the Company for each full quarterly period within the two most recent fiscal years.

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

MARKET PRICE OF STOCK

                                 2005                   2004
                          -------------------- -----------------------
Quarter                     High       Low       High         Low
------------------------- ---------- --------- ---------- ------------
First                        $23.20    $20.91     $20.48       $18.80
Second                        25.00     20.80      20.10        16.00
Third                         28.00     24.20      22.26        18.28
Fourth                        29.85     25.65      24.00        21.15

At December 31, 2005, the Company had 580 stockholders of record, and an aggregate of approximately 2,536 beneficial owners. Information regarding stock dividends and splits in 2005, 2004, and 2003 is as follows:

         1. A five-for-four stock split in the form of a 25% stock dividend was declared on March 23, 2005, for stockholders of record on April 15, and was paid on May 9, 2005.

         2. A five-for-four stock split in the form of a 25% stock dividend was declared on June 3, 2004, for stockholders of record on June 15, 2004, and was paid on July 15, 2004.

         3. A two-for-one stock split in the form of a 100% stock dividend was declared on April 22, 2003, for stockholders of record on May 5, 2003, and was paid on May 30, 2003.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. The following table sets forth information regarding outstanding options and other rights to purchase common stock granted under the Company's compensation plans as of December 31, 2005:

                      Equity Compensation Plan Information

                                  Number of securities to be                           Number of securities remaining
                                    issued upon exercise of      Weighted average      available for future issuance
                                          outstanding           exercise price of     under equity compensation plans
                                     options, warrants and     outstanding options,   (excluding securities reflected
          Plan category                     rights             warrants and rights             in column (a)
------------------------------------------------------------------------------------------------------------------------
                                              (a)                      (b)                          (c)
Equity compensation plans
approved by security holders (1)           1,410,198                  $7.56                       380,936
Equity compensation plans not
approved by security holders                   0                        0                            0
                                  --------------------------------------------------------------------------------------
              Total                        1,410,198                  $7.56                       380,936

(1) Consists of the Company's 1989 and 1998 Stock Option Plans and the 2003 Employee Stock Purchase Plan. For additional information, see Notes 12 and 13 to the Consolidated Financial Statements.

ISSUER REPURCHASES OF COMMON STOCK. No shares of the Company's common stock were repurchased by or on behalf of the Company during the fourth quarter of 2005.

ANNUAL MEETING OF STOCKHOLDERS

The annual meeting of stockholders of Virginia Commerce Bancorp, Inc. (the "Company") will be held at 4:00 pm on Wednesday, April 26, 2006 at "The Tower Club", 8000 Tower Crescent Drive, Suite 1700, Vienna, Virginia.

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

FINANCIAL STATEMENTS AND EXHIBITS

The following financial statements are included in this report:

    Consolidated Balance Sheets at December 31, 2004 and 2005
    Consolidated Statements of Income for the years ended December 31, 2003, 2004 and 2005
    Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2004 and 2005
    Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2003, 2004 and 2005
    Notes to the Consolidated Financial Statements
    Report of Independent Auditors

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

      4.7 Junior Subordinated Indenture, dated as of December 20, 2005 between Virginia Commerce Bancorp, Inc. and Wilmington Trust Company, as Trustee, (2)

      4.8 Amended and Restated Declaration of Trust, dated as December 20, 2005, between Virginia Commerce Bancorp, Inc. and Wilmington Trust Company, as Delaware Trustee and Institutional Trustee, and Peter A. Converse, William K. Beauchesne and Marcia J. Hopkins as Administrative Trustees
                  (2)

  Exhibit No.     Description
  -----------     -----------

      4.9 Guarantee Agreement dated as of December 20, 2005, between Virginia Commerce Bancorp, Inc. and Wilmington Trust Company, as Guarantee Trustee (2)

     10.1         1998 Stock Option Plan (1)

     10.2         2003 Employee Stock Purchase Plan (3)

      11 Statement Regarding Computation of Per Share Earnings See Note 9 to the Consolidated Financial Statements

      21          Subsidiaries of the Registrant

      23 Consent of Yount, Hyde & Barbour, PC, Independent Registered Public Accounting Firm

     31.1         Certification of Peter A. Converse, Chief Executive Officer

     31.2 Certification of William K. Beauchesne, Treasurer and Chief Financial Officer

     32.1         Certification of Peter A. Converse, Chief Executive Officer

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

Dated:  March 8, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                        CAPACITY                                    DATE

 /s/ Leonard Adler                          Director                                    March 8, 2006
------------------------------------
Leonard Adler


/s/ Michael G. Anzilotti                    Director, President                         March 8, 2006
------------------------------------
Michael G. Anzilotti


 /s/ Peter A. Converse                      Director, Chief Executive Officer           March 8, 2006
------------------------------------
Peter A. Converse                           (Principal Executive Officer)


  /s/ W. Douglas Fisher                     Chairman of the Board of Directors          March 8, 2006
------------------------------------
W. Douglas Fisher


 /s/ David M. Guernsey                      Vice Chairman of the Board of Directors     March 8, 2006
------------------------------------
David M. Guernsey


 /s/ Robert H. L'Hommedieu                  Director                                    March 8, 2006
------------------------------------
Robert H. L'Hommedieu


 /s/ Norris E. Mitchell                     Director                                    March 8, 2006
------------------------------------
Norris E. Mitchell


 /s/ Arthur L. Walters                      Vice Chairman of the Board of Directors     March 8, 2006
------------------------------------
Arthur L. Walters


 /s/ William K. Beauchesne                  Treasurer and Chief Financial Officer       March 8, 2006
------------------------------------
William K. Beauchesne                       (Principal Financial and Accounting Officer)