Form 10-Q
period 2006-03-31
VIRGINIA COMMERCE BANCORP INC
filed 2006-05-10
CIK 1099305

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2006
                               --------------


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

Large accelerated filer |_|   Accelerated filer |X|   Non-accelerated filer |_|

Indicate by check mark whether the registrant is a shell company as defined in
Rule12b-2 of the Securities Exchange Act.    Yes       .  No   X        .
                                                 ------           ------


As of May 9, 2006, the number of outstanding shares of registrant's common stock, par value $1.00 per share was: 21,439,034 (1)

(1) As adjusted to give effect to a three-for-two split in the form of a 50% stock dividend to be paid on May 12, 2006.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                         VIRGINIA COMMERCE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                (In thousands of dollars, except per share data)

                                                                        Unaudited              Audited
                                                                        March 31,           December 31,
                                                                          2006                  2005
                                                                    ------------------     ----------------
ASSETS
Cash and due from banks                                                   $    33,379          $    32,607
Interest-bearing deposits with other banks                                      1,045                1,035
Securities (fair value: 2006, $168,324; 2005, $172,102)                       169,530              173,053
Federal funds sold                                                             68,000                   --
Loans held-for-sale                                                             8,066               12,548
Loans, net of allowance for loan losses of $14,813 in 2006 and
  $13,821 in 2005                                                           1,368,610            1,270,255
Bank premises and equipment, net                                                7,817                7,534
Accrued interest receivable                                                     6,499                6,550
Other assets                                                                   15,486               14,843
                                                                          -----------          -----------
   Total assets                                                           $ 1,678,432          $ 1,518,425
                                                                          ===========          ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS
   Demand deposits                                                        $   200,384          $   188,554
   Savings and interest-bearing demand deposits                               378,891              349,566
   Time deposits                                                              812,708              705,386
                                                                          -----------          -----------
   Total deposits                                                         $ 1,391,983          $ 1,243,506
Securities sold under agreement to repurchase and federal funds
  purchased                                                                   114,940              111,794
Trust preferred capital notes                                                  44,344               44,344
Accrued interest payable                                                        4,037                3,003
Other liabilities                                                               4,217                3,960
Commitments and contingent liabilities                                             --                   --
                                                                          -----------          -----------
   Total liabilities                                                      $ 1,559,521          $ 1,406,607
                                                                          ===========          ===========
STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par, 1,000,000 shares authorized and
  unissued                                                                $        --          $        --
Common stock, $1.00 par, 50,000,000 shares authorized, issued and
  outstanding 2006, 14,272,050; 2005, 14,049,602                               14,272               14,050
Surplus                                                                        37,315               36,066
Retained earnings                                                              68,954               63,239
Accumulated other comprehensive loss, net                                      (1,630)              (1,537)
                                                                          -----------          -----------
   Total stockholders' equity                                             $   118,911          $   111,818
                                                                          -----------          -----------
   Total liabilities and stockholders' equity                             $ 1,678,432          $ 1,518,425
                                                                          ===========          ===========

         Notes to consolidated financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands of dollars except per share data)
                                   (Unaudited)

                                                                         Three Months Ended March 31,
                                                                          2006                  2005
                                                                    ------------------     ----------------
INTEREST AND DIVIDEND INCOME:
    Interest and fees on loans                                           $25,368            $16,808
    Interest and dividends on investment securities:
        Taxable                                                            1,585              1,358
        Tax-exempt                                                            60                 59
        Dividends                                                             63                 55
    Interest on deposits with other banks                                     13                  6
    Interest on federal funds sold                                           152                 14
                                                                         -------            -------
   Total interest and dividend income                                    $27,241            $18,300
                                                                         -------            -------
INTEREST EXPENSE:
     Deposits                                                            $ 9,171            $ 4,835
   Securities sold under agreement to repurchase and federal
     funds purchased                                                         956                269
     Other borrowed funds                                                    216                211
     Trust preferred capital notes                                           746                272
                                                                         -------            -------
     Total interest expense                                              $11,089            $ 5,587
                                                                         -------            -------
NET INTEREST INCOME:                                                     $16,152            $12,713
   Provision for loan losses                                               1,005                831
                                                                         -------            -------
    Net interest income after provision for loan losses                  $15,147            $11,882
                                                                         -------            -------
NON-INTEREST INCOME:
     Service charges and other fees                                      $   815            $   447
     Non-deposit investment services commissions                              91                 80
     Fees and net gains on loans held-for-sale                               717                605
     Other                                                                    88                 87
                                                                         -------            -------
     Total non-interest income                                           $ 1,711            $ 1,219
                                                                         -------            -------
NON-INTEREST EXPENSE:
     Salaries and employee benefits                                      $ 4,820            $ 3,790
     Occupancy expense                                                     1,267                947
     Data processing                                                         477                370
     Other operating expense                                               1,630              1,407
                                                                         -------            -------
     Total non-interest expense                                          $ 8,194            $ 6,514
                                                                         -------            -------
     Income before taxes on income                                       $ 8,664            $ 6,587
   Provision for income taxes                                              2,950              2,266
                                                                         -------            -------
NET INCOME                                                               $ 5,714            $ 4,321
                                                                         =======            =======
   Earnings per common share, basic (1)                                  $  0.27            $  0.21
   Earnings per common share, diluted (1)                                $  0.25            $  0.19

     Notes to consolidated financial statements are an integral part of these statements.

(1) Adjusted to give effect to a five-for-four split in the form of a 25% stock dividend in May 2005 and a three-for-two split in the form of a 50% stock dividend to be paid on May 12, 2006.

                         VIRGINIA COMMERCE BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               For the three months ended March 31, 2006 and 2005
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                                                         Accumulated
                                                                                            Other                         Total
                                            Preferred   Common               Retained   Comprehensive   Comprehensive  Stockholders'
                                              Stock      Stock     Surplus   Earnings   Income (Loss)      Income         Equity
                                            ---------- ---------- ---------- ---------- --------------- -------------- -------------
Balance, January 1, 2005                         $ --   $ 11,046   $ 37,220   $ 43,577        $  (519)                     $ 91,324
Comprehensive Income:
  Net Income                                                                     4,321                        $ 4,321         4,321
  Other comprehensive income (loss),
    unrealized holding losses arising
    during the period
    (net of tax of $465)                                                                         (863)           (863)        (863)
Total comprehensive income                                                                                    $ 3,458
                                                                                                              =======

Stock options/warrants exercised                   --        142        735         --             --                          877

Employee Stock Purchase Plan                       --          1         16         --             --                            17
                                                 ----   --------   --------   --------        -------                      --------
Balance, March 31, 2005                          $ --   $ 11,189   $ 37,971   $ 47,898        $(1,382)                    $  95,676
                                                 ====   ========   ========   ========        ========                    =========


Balance, January 1, 2006                         $ --   $ 14,050   $ 36,065   $ 63,240        $(1,537)                     $111,818
Comprehensive Income:
  Net Income                                                                     5,714                         $5,714         5,714
  Other comprehensive income (loss),
    unrealized holding losses arising
    during the period
    (net of tax of $50)                                                                           (93)            (93)          (93)
Total comprehensive income                                                                                     $5,621
                                                                                                               ======
Stock options exercised                            --        221      1,156         --             --                         1,377

Stock option expense                               --         --         58         --             --                            58
Employee Stock Purchase Plan                       --          1         36         --             --                            37
                                                 ----   --------   --------   --------        -------                      --------
Balance, March 31, 2006                          $ --   $ 14,272  $ 37,315   $ 68,954         $(1,630)                     $118,911
                                                 ====   ========  =========  =========        ========                     ========

         Notes to consolidated financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                            ------------------------------

                                                                                                2006                  2005
                                                                                                ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                                              $   5,714             $   4,321
    Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                                            331                   286
         Provision for loan losses                                                              1,005                   831
         Stock based compensation expense                                                          58                    --
         Deferred tax benefit                                                                    (434)                 (262)
         Accretion of security discounts, net                                                     (69)                  (53)
         Origination of loans held-for-sale                                                   (40,092)              (35,307)
         Sales of loans                                                                        44,574                39,646
         Changes in other assets and other liabilities:
            Decrease (increase) in accrued interest receivable                                     51                  (271)
            Increase in other assets                                                             (160)                 (228)
            Increase in other liabilities                                                       1,291                   272
                                                                                            ---------             ---------
              Net Cash Provided by Operating Activities                                     $  12,269             $   9,235

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in loans                                                                     (99,360)             (105,109)
    Purchase of securities available-for-sale                                                  (2,557)               (1,911)
    Proceeds from principal payments on securities available-for-sale                             591                   622
    Proceeds from principal payments on securities held-to-maturity                             1,115                   904
    Proceeds from calls and maturities of securities available-for-sale                         3,800                    --
    Proceeds from calls and maturities of securities held-to-maturity                             500                    --
    Purchase of bank premises and equipment                                                      (613)                 (759)
                                                                                            ---------             ---------
              Net Cash Used In Investing Activities                                         $ (96,524)            $(106,253)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                                                $ 148,477             $  74,792
    Net increase (decrease) in repurchase agreements and federal funds purchased                3,146                (5,309)
    Net increase in other borrowed funds                                                           --                31,000
    Net proceeds from issuance of capital stock                                                 1,414                   894
                                                                                            ---------             ---------
              Net Cash Provided by Financing Activities                                     $ 153,037             $ 101,377


              Net Increase In Cash and Cash Equivalents                                        68,782                 4,359

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                33,642                17,792
                                                                                            ---------             ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                                   $ 102,424             $  22,151
                                                                                            ---------             ---------

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
    Unrealized gain (loss) on available-for-sale securities                                 $    (143)            $  (1,328)
    Tax benefits on stock options and warrants exercised                                          616                   529

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Taxes Paid                                                                              $   1,531             $   1,148
    Interest Paid                                                                              10,056                 4,883

Notes to consolidated financial statements are an integral part of these statements.

                         VIRGINIA COMMERCE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    GENERAL

      The accompanying unaudited consolidated financial statements of Virginia Commerce Bancorp, Inc. and its subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions as of March 31, 2006 and December 31, 2005, the results of operations for the three months ended March 31, 2006 and 2005, and statements of cash flows and stockholders' equity for the three months ended March 31, 2006 and 2005. These statements should be read in conjunction with the Company's annual report on Form 10-K for the period ended December 31, 2005.

      Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

2.    INVESTMENT SECURITIES

      Amortized cost and fair value of securities available-for-sale and held-to-maturity as of March 31, 2006 are as follows (dollars in thousands):

                                                       -------------------------------------------------------------------
                                                                                      Gross           Gross
                                                                Amortized        Unrealized      Unrealized          Fair
                                                                     Cost             Gains        (Losses)         Value
                                                       -------------------------------------------------------------------
AVAILABLE-FOR-SALE:
U.S. Government Agency obligations                               $116,539             $  30        $(2,631)      $113,938
Domestic corporate debt obligations                                 6,000                48              --         6,048
Obligations of states and political subdivisions                    1,319                46              --         1,365
Restricted stock:
  Federal Reserve Bank                                              1,442               --               --         1,442
  Federal Home Loan Bank                                            3,034               --               --         3,034
  Community Bankers' Bank                                              55               --               --            55
                                                       -------------------------------------------------------------------
                                                                 $128,389             $124         $(2,631)      $125,882

HELD-TO-MATURITY:
U.S. Government Agency obligations                                 34,684             $ 21         $(1,097)      $ 33,608
Obligations of states and political subdivisions                    8,964               52            (182)         8,834
                                                       -------------------------------------------------------------------
                                                                 $ 43,648             $ 73         $(1,279)      $ 42,442
                                                       ===================================================== =============

                         VIRGINIA COMMERCE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

    Amortized cost and fair value of securities available-for-sale and held-to-maturity as of December 31, 2005 are as follows (dollars in thousands):

                                                                             Gross          Gross
                                                       Amortized        Unrealized     Unrealized                Fair
                                                            Cost             Gains       (Losses)               Value
                                                    ------------------------------------------------------------------
AVAILABLE-FOR-SALE:
U.S. Government Agency obligations                      $119,076             $ 44        $(2,496)            $116,624
Domestic corporate debt obligations                        6,000               43              --               6,043
Obligations of states and political subdivisions           1,307               45              --               1,352
Restricted stock:

  Federal Reserve Bank                                     1,442               --              --               1,442
  Federal Home Loan Bank                                   2,277               --              --               2,277
  Community Bankers' Bank                                     55               --              --                  55
                                                    ------------------------------------------------------------------
                                                        $130,157             $132        $(2,496)            $127,793
                                                    ------------------------------------------------------------------

HELD-TO-MATURITY:
U.S. Government Agency obligations                      $ 35,798             $ 29        $  (898)            $ 34,929
Obligations of state and political subdivisions            8,963               59           (144)               8,878
Domestic corporate debt obligations                          499                3              --                 502
                                                    ------------------------------------------------------------------
                                                        $ 45,260             $ 91        $(1,042)            $ 44,309
                                                    ==================================================================

The amortized cost of securities pledged as collateral for repurchase agreements, certain public deposits, and other purposes were $122.9 million and $92.8 million at March 31, 2006, and December 31, 2005, respectively.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Provided below is a summary of securities which were in an unrealized loss position at March 31, 2006, and December 31, 2005. Of the total securities in an unrealized loss position at March 31, 2006, 95.3%, or fifty positions, were U.S. Government Agency obligations with maturities ranging from two months to twelve years. As the Company has the ability and intent to hold these securities until maturity, or until such time as the value recovers, no declines are deemed to be other-than-temporary. In addition, there has been no deterioration in the ratings for any of the securities.

------------------------------------------------------------------------------------------------------------------------
At March 31, 2006                         LESS THAN 12 MONTHS       12 MONTHS OR LONGER              TOTAL
------------------------------------------------------------------------------------------------------------------------
                                        Fair Value  Unrealized   Fair Value   Unrealized    Fair Value   Unrealized
(Dollars in thousands)                              Losses                    Losses                     Losses
------------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE:
U.S. Government Agency obligations         $37,017       $(494)      $75,639      $(2,137)     $112,656        $(2,631)
------------------------------------------------------------------------------------------------------------------------
                                           $37,017       $(494)      $75,639      $(2,137)     $112,656        $(2,631)
------------------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY:
U.S. Government Agency obligations         $15,543       $(467)      $17,351       $ (630)      $32,894        $(1,097)
Obligations of states/political
subdivisions                                 2,686         (28)        3,431         (154)        6,117           (182)
------------------------------------------------------------------------------------------------------------------------
                                           $18,229       $(495)      $20,782       $ (784)      $39,011        $(1,279)
------------------------------------------------------------------------------------------------------------------------

                         VIRGINIA COMMERCE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)


------------------------------------------------------------------------------------------------------------------------
At December 31, 2005                      LESS THAN 12 MONTHS       12 MONTHS OR LONGER              TOTAL
------------------------------------------------------------------------------------------------------------------------
                                               Fair   Unrealized        Fair    Unrealized         Fair   Unrealized
(Dollars in thousands)                        Value       Losses       Value        Losses        Value       Losses
------------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE:
U.S. Government Agency obligations          $42,157       $(424)     $73,006      $(2,072)     $115,163     $(2,496)
------------------------------------------------------------------------------------------------------------------------
                                            $42,157       $(424)     $73,006      $(2,072)     $115,163     $(2,496)
------------------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY:
U.S. Government Agency obligations          $34,140       $(898)     $    --      $     --     $ 34,140     $  (898)
Obligations of states/political
subdivisions                                  2,691         (22)       3,462         (122)        6,153        (144)
------------------------------------------------------------------------------------------------------------------------
                                            $36,831       $(920)     $ 3,462      $  (122)     $ 40,293     $(1,042)
------------------------------------------------------------------------------------------------------------------------

3.       LOANS

         Major classifications of loans, excluding loans held-for-sale, are summarized as follows:

                                                                 March 31, 2006         December 31, 2005
                                                            -------------------------------------------------
                                                                        (In Thousand of Dollars)
    Commercial                                                           $   137,039             $   122,243
    Real estate-one-to-four family residential                               162,951                 160,355
    Real estate-multi-family residential                                      65,936                  58,567
    Real estate-non-farm, non-residential                                    609,449                 559,866
    Real estate-construction                                                 407,120                 380,997
    Consumer                                                                   6,290                   7,386
                                                            -------------------------------------------------
      Total Loans                                                        $ 1,388,785             $ 1,289,414
    Less unearned income                                                       5,362                   5,338
    Less allowance for loan losses                                            14,813                  13,821
                                                            -------------------------------------------------
      Loans, net                                                         $ 1,368,610             $ 1,270,255
                                                            =================================================

4.       EARNINGS PER SHARE

The following shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of diluted potential common stock. As of March 31, 2006, there were 7,500 anti-dilutive stock options outstanding, as adjusted. The weighted average number of shares for both periods presented, have been adjusted to give effect to a five-for-four stock split in the form of a 25% stock dividend in May 2005, and a three-for-two stock split in the form of a 50% stock dividend to be paid May 12, 2006. Potential dilutive common stock had no effect on income available to common stockholders.

                                                           March 31, 2006                        March 31, 2005
                                                           --------------                        --------------
                                                                              Per                                 Per
                                                                            Share                               Share
                                                       Shares              Amount              Shares          Amount
                                                       ------              ------              ------          ------
Basic earnings per share                           21,315,201               $0.27          20,975,973           $0.21
                                                                            -----                               -----
Effect of dilutive securities:
  Stock options                                     1,336,415                               1,435,457
  Warrants                                                 --                                      --
                                                   ----------                              ----------           -----
Diluted earnings per share                         22,651,615               $0.25          22,411,430           $0.19
                                                   ==========               =====          ==========           =====

                         VIRGINIA COMMERCE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

5. STOCK COMPENSATION PLAN

At March 31, 2006, the Company has a stock-based compensation plan. Through 2005, the Company accounted for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. As such, no stock-based compensation expense was reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. On December 29, 2005, the Company accelerated the vesting of all outstanding options under the plan in order to avoid a total of approximately $2.3 million in expense in future periods following the adoption of FASB Statement No. 123 (R) effective January 1, 2006, using the modified prospective method and as such, results for prior periods have not been restated. The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005, had the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, been adopted for prior years.

(Dollars in thousands except per share amounts)              MARCH 31, 2005
----------------------------------------------------------------------------
NET INCOME, AS REPORTED                                              $4,321
Deduct: total stock-based employee compensation
 expense determined based on fair value
 method of awards, net of tax                                         (145)
                                                         -------------------
PRO FORMA NET INCOME                                                 $4,176
BASIC EARNINGS PER SHARE (1):
As reported                                                           $0.21
Pro forma                                                             $0.20
DILUTED EARNING PER SHARE (1):
As reported                                                           $0.19
Pro Forma                                                             $0.19

(1) Adjusted to give effect to a five-for-four split in the form of a 25% stock dividend in May 2005 and a three-for-two split in the form of a 50% stock dividend payable on May 12, 2006.

Included in salaries and employee benefits expense for the three months ended March 31, 2006, is $58 thousand of stock-based compensation expense which is based on the estimated fair value of 95,600 in options granted during the period, amortized on a straight-line basis over a five year requisite service period. As of March 31, 2006, there was $1.1 million remaining of total unrecognized compensation expense related to the 95,600 non-vested stock option awards which will be recognized over the remaining requisite service period.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2006, and 2005, respectively: price volatility of 21.91% and 21.98%, risk-free interest rates of 4.45% and 4.22%, dividend rate of ..00% and .02% and expected lives of 10 years.

Stock option plan activity for the three months ended March 31,2006 is summarized below:

                                                             WEIGHTED
                                                             AVERAGE        VALUE OF
                                               WEIGHTED     REMAINING     UNEXERCISED
                                                AVERAGE    CONTRACTUAL    IN-THE-MONEY
                                               EXERCISE        LIFE         OPTIONS
                                   SHARES        PRICE      (IN YEARS)   (IN THOUSANDS)
----------------------------------------------------------------------------------------
Outstanding at January 1, 2006     1,410,198     $ 7.5592
Granted                               95,600      30.6914
Exercised                          (220,983)       3.4349
Forfeited                            (1,765)      25.5878
----------------------------------------------------------------------------------------
Outstanding at March 31, 2006      1,283,050     $ 9.9683           5.7         $33,362
Exercisable at March 31, 2006      1,188,200     $ 8.3139           5.4         $32,837

                         VIRGINIA COMMERCE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

The total value of in-the-money options exercised during the first three moths ended March 31, 2006 was $6.4 million.

6. CAPITAL REQUIREMENTS

A comparison of the Company's and its wholly-owned subsidiary's, Virginia Commerce Bank (the "Bank") capital ratios as of March 31, 2006 with the minimum regulatory guidelines is as follows:

                                                                                 Minimum              Minimum to be
                                                         Actual                Guidelines          "Well-Capitalized"
                                                         ------                ----------          ------------------
  Total Risk-Based Capital:
     Company                                              12.07%                   8.00%                     --
     Bank                                                 11.85%                   8.00%                 10.00%

  Tier 1 Risk-Based Capital:
     Company                                              10.87%                   4.00%                     --
     Bank                                                  7.93%                   4.00%                  6.00%
  Leverage Ratio:
      Company                                             10.13%                   4.00%                     --
      Bank                                                 7.43%                   4.00%                  5.00%

7. OTHER BORROWED MONEY AND LINES OF CREDIT

The Bank maintains a $251.5 million line of credit with the Federal Home Loan Bank of Atlanta. The interest rate and term of each advance from the line is dependent upon the advance and commitment type. Advances on the line are secured by all of the Bank's qualifying first liens, second liens and home equity lines-of-credit on one-to-four unit single-family dwellings. As of March 31, 2006, the book value of these qualifying loans totaled approximately $94.4 million and the amount of available credit using this collateral was $56.9 million. Advances on the line of credit, in excess of this amount, require pledging of additional assets including other types of loans and investment securities. As of March 31, 2006, the Bank had no advances outstanding. The Bank has additional short-term lines of credit totaling $62 million with nonaffiliated banks at March 31, 2006, on which no amount was outstanding at that date.

8.  TRUST PREFERRED CAPITAL NOTES

On November 13, 2002, the Company completed a private placement issuance of $3.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust I) which issued $100 thousand in common equity to the Company. The securities bear a floating rate of interest, adjusted semi-annually, of 340 basis points over six month Libor, currently 7.95%, with a maximum rate of 12.0% until November 15, 2007. The securities are callable at par beginning November 15, 2007. On December 19, 2002, the Company completed a private placement issuance of $15.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust II) which issued $470 thousand in common equity to the Company. These securities bear a floating rate of interest, adjusted semi-annually, of 330 basis points over six month Libor, currently 7.99%, with a maximum rate of 11.9% until December 30, 2007. These securities are callable at par beginning December 30, 2007. On December 20, 2005, the Company completed a private placement of $25.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust III) which issued $774 thousand in common equity to the Company. These securities bear a fixed rate of interest of 6.19% until February 23, 2011, at which time they convert to a floating rate, adjusted quarterly, of 142 basis points over three month Libor. These securities are callable at par beginning February 23, 2011.

                         VIRGINIA COMMERCE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

The principal asset of each trust is a similar amount of the Company's junior subordinated debt securities, each of which have an approximately 30 year term from issuance, with like interest rates to the trust preferred securities. The obligations of the Company with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of each Trust's obligations with respect to the trust preferred securities to the extent set forth in the related guarantees. Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, resulting in a deferral of distribution payments on the related trust preferred securities.

The Trust Preferred Securities may be included in Tier 1 capital for regulatory capital adequacy purposes up to 25.0% of Tier 1 capital after its inclusion. The portion of the trust preferred securities not qualifying as Tier 1 capital may be included as part of total qualifying capital in Tier 2 capital.

9: SEGMENT REPORTING

In accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" the Company has two reportable segments, its community banking operations and its mortgage banking division. Community banking operations, the major segment, involves making loans and gathering deposits from individuals and businesses in the Bank's market area, while the mortgage banking division originates and sells mortgage loans, servicing released, on one-to-four family residential properties. Revenues from mortgage lending consist of interest earned on mortgage loans held-for-sale, loan origination fees, and net gains on the sale of loans in the secondary market. The Bank provides the mortgage division with short term funds to originate loans and charges it interest on the funds based on what the Bank earns on overnight funds. Expenses include both fixed overhead and variable costs on originated loans such as loan officer commissions, document preparation and courier fees. The following table presents segment information for the three months ended March 31, 2006 and 2005. Eliminations consist of overhead and interest charges by the Bank to the mortgage lending division.

----------------------------------------------------------------------------------------------------------------------
                                                               THREE MONTHS ENDED MARCH 31, 2006
----------------------------------------------------------------------------------------------------------------------
(In thousands)                            Community              Mortgage
                                           Banking               Lending            Eliminations             Total
----------------------------------------------------------------------------------------------------------------------
  Interest income                        $   27,130            $      111            $       --             $   27,241
  Non-interest income                           994                   717                    --                  1,711
----------------------------------------------------------------------------------------------------------------------
     Total operating income              $   28,124            $      828            $       --             $   28,952

  Interest expense                       $   11,089            $       71            $      (71)            $   11,089
  Provision for loan losses                   1,005                    --                    --                  1,005
  Non-interest expense                        7,606                   603                   (15)                 8,194
     Total operating expense             $   19,700            $      674                   (86)            $   20,288
----------------------------------------------------------------------------------------------------------------------
Income before taxes on income            $    8,424            $      154            $       86             $    8,664
Provision for income taxes                    2,897                    53                    --                  2,950
----------------------------------------------------------------------------------------------------------------------
Net Income                               $    5,527            $      101            $       86             $    5,714
----------------------------------------------------------------------------------------------------------------------

Total Assets                             $1,670,272            $    8,160            $       --             $1,678,432
======================================================================================================================

                         VIRGINIA COMMERCE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)


----------------------------------------------------------------------------------------------------------------------
                                                                   THREE MONTHS ENDED MARCH 31, 2005
----------------------------------------------------------------------------------------------------------------------
(In thousands)                            Community             Mortgage
                                           Banking              Lending              Eliminations             Total
----------------------------------------------------------------------------------------------------------------------
  Interest income                        $   18,211            $       89            $       --             $   18,300
  Non-interest income                           614                   605                    --                  1,219
----------------------------------------------------------------------------------------------------------------------
     Total operating income              $   18,825            $      694            $       --             $   19,519

  Interest expense                       $    5,587            $       34            $      (34)            $    5,587
  Provision for loan losses                     831                    --                    --                    831
  Non-interest expense                        5,902                   624                   (12)                 6,514
     Total operating expense             $   12,320            $      658            $      (46)            $   12,932
----------------------------------------------------------------------------------------------------------------------
Income before taxes on income            $    6,505            $       36            $       46             $    6,587
Provision for income taxes                    2,254                    12                    --                  2,266
----------------------------------------------------------------------------------------------------------------------
Net Income                               $    4,251            $       24            $       46             $    4,321
----------------------------------------------------------------------------------------------------------------------

Total Assets                             $1,239,041            $    5,418            $       --             $1,244,459
----------------------------------------------------------------------------------------------------------------------

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

Critical Accounting Policies

During the quarter ended March 31, 2006 there were no changes in the Company's critical accounting policies as reflected in the last report.

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

Our allowance for loan losses has three basic components: the specific allowance, the formula allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The specific allowance is used to individually allocate an allowance for loans identified as impaired. Impairment testing includes consideration of the borrower's overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral. These factors are combined to estimate the probability and severity of inherent losses. When impairment is identified, then a specific reserve is established based on the Company's calculation of the loss embedded in the individual loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment. The formula allowance is used for estimating the loss on internally risk rated loans exclusive of those identified as impaired. The loans meeting the criteria for substandard, doubtful and loss, as well as impaired loans are segregated from performing loans within the portfolio. Internally classified loans are then grouped by loan type (commercial, commercial real estate, commercial construction, residential real estate, residential construction or installment). Each loan type is assigned an allowance factor based on management's estimate of the associated risk, complexity and size of the individual loans within the particular loan category. Classified loans are assigned a higher allowance factor than non-rated loans due to management's concerns regarding collectibility or management's knowledge of particular elements surrounding the borrower. Allowance factors grow with the worsening of the internal risk rating. The unallocated formula is used to estimate the loss of non-classified loans. These loans are also segregated by loan type and allowance factors are assigned by management based on delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of management, national and local economic trends, concentrations of credit, quality of the loan review system and the effect of external factors (i.e. competition and regulatory requirements). The factors assigned differ by loan type. The unallocated allowance captures losses whose impact on the portfolio has occurred but has yet to be recognized in either the formula or specific allowance. Allowance factors and the overall size of the allowance may change from period to period based on management's assessment of the factors described above and the relative weights given to each factor. Further information regarding the allowance for loan losses is provided under the caption: Allowance for Loan Losses/Provision for Loan Loss Expense, later in this report.

The Company's 1998 Stock Option Plan (the "Plan"), which is shareholder-approved, permits the grant of share options to its directors and officers for up to 1.5 million shares of common stock. Option awards are generally granted with an exercise price equal to the market price of the Company's stock at the date of grant, generally vest based on 5 years of continuous service and have 10-year contractual terms. The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model that currently uses historical volatility of the Company's stock based on a 10-year expected term, before exercise, for the options granted, and a risk-free interest rate based on the U.S. Treasury curve in effect at the time of the grant to estimate total stock-based compensation expense. This amount is then amortized on a straight-line basis over the requisite service period, currently 5 years, to salaries and benefits expense. Changes in the expected outstanding term for all awards based on historical exercise behavior could effect the estimated value of future grants. See Note 5 to the Consolidated Financial Statements for additional information regarding the Stock Option Plan and related expense.

Results of Operations

For the three months ended March 31, 2006, the Bank experienced significant growth in assets, loans and deposits, opened its nineteenth branch location, and increased earnings by $1.4 million, or 32.2%, over the first quarter of 2005. Total assets increased $160.0 million, or 10.5%, from $1.52 billion at December 31, 2005, to $1.68 billion at March 31, 2006, as total deposits grew $148.5 million, or 11.9%, from $1.24 billion to $1.39 billion. On a diluted per share basis, first quarter 2006 earnings were $0.25 compared to $0.19 for the first quarter of 2005, as adjusted for the three-for-two stock split in the form of a 50% stock dividend to be paid on May 12, 2006. The year-over-year increase in net income was due to a 27.1% increase in net interest income and a 40.4% increase in non-interest income. These increases in revenue more than offset a 25.8% increase in non-interest expense. As a result, the Company's efficiency ratio improved further from 46.7% in 2005 to 45.9%.

Loans, net of allowance for loan losses, increased $98.4 million, or 7.7%, and represented 98.3% of total deposits at March 31, 2006, versus 102.2% at December 31, 2005. The majority of loan growth occurred in non-farm non-residential real estate loans which increased $49.6 million, or 8.9%, from $559.9 million at December 31, 2005, to $609.5 million at March 31, 2006. Construction loans represented the second largest dollar increase rising $26.1 million, or 6.9%, from $381.0 million at December 31, 2005, to $407.1 million at March 31, 2006, while commercial loans also experienced significant growth rising $14.8 million, or 12.1%. Growth in loans was similar to the first three months of 2005, where non-farm non-residential real estate loans increased $54.5 million, construction loans rose by $25.9 million and commercial loans increased by $17.3 million.

Total deposit growth of $148.5 million included an increase in demand deposits of $11.8 million, or 6.3%, from $188.6 million at December 31, 2005, to $200.4 million at March 31, 2006, an increase in interest-bearing demand deposits of $29.3 million, or 8.4%, and an increase in time deposits of $107.3 million, or 15.2%, from $705.4 million at December 31, 2005, to $812.7 million. The majority of the Bank's deposits are attracted from individuals and businesses in the Northern Virginia and the Metropolitan Washington, D.C. area, and the interest rates the Bank pays are generally near the top of the local market. Growth in this first quarter of 2006 was supported by several promotions for both money market and time deposits in local newspapers as the Bank continued to gather these deposits to fund a continuing strong loan pipeline. New time deposit maturities ranged from six months to thirteen months.

Repurchase agreements, which represent funds of numerous demand deposit customers of the Bank, increased $3.1 million from $111.8 million at December 31, 2005, to $114.9 million. Two accounts represented $42.0 million of the $114.9 million at March 31, and are expected to decline significantly in the second quarter.

As noted, for the three months ended March 31, 2006, net income increased $1.4 million, or 32.2%, from $4.3 million for the three months ended March 31, 2005, to $5.7 million as net interest income increased $3.4 million, or 27.1% and non-interest income increased $492 thousand, or 40.4%. Provisions for loan losses were up $174 thousand, or 20.9%, and non-interest expense increased $1.7 million, or 25.8%. Diluted earnings per share of $0.25 were up $0.06, or 31.6%, compared to $0.19 for the same period in 2005, as adjusted to give effect to a five-for-four stock split in the form of a 25% stock dividend in May 2005, and a three-for-two stock split in the form of a 50% stock dividend to be paid on May 12, 2006. Overall, increases in net interest and non-interest income sources more than offset the 25.8% increase in non-interest expense. As a result, the Company's efficiency ratio improved from 46.7% during the first quarter 2005 to 45.9% for the current three month period.

Stockholders' equity increased $7.1 million, or 6.3%, from $111.8 million at December 31, 2005, to $118.9 million at March 31, 2006, on earnings of $5.7 million, $1.4 million in proceeds and tax benefits received from the exercise of stock options by Company directors, officers and employees and a decrease of $93 thousand in other comprehensive income, net of tax.

Net Interest Income

Net interest income is the excess of interest earned on loans and investments over the interest paid on deposits and borrowings. The Company's net interest income increased $3.4 million, or 27.1%, from $12.7 million for the three months ended March 31, 2005, to $16.2 million for the current three month period due to growth in interest-earning assets as the net interest margin declined.

The Company's yields on earning assets and costs of interest-bearing liabilities have increased since March 31, 2005, with the yield on earning assets increasing eighty-seven basis points from 6.34% for the three months ended March 31, 2005, to 7.21% for the three months ended March 31, 2006, while the average rate paid on interest-bearing liabilities rose one-hundred eighteen basis points from 2.38% to 3.56%. As a result the net interest margin declined by thirteen basis points from 4.40% for the three months ended March 31, 2005, to 4.27% for the current period. The Company expects the net interest margin to decline further in the next quarter as a result of continuing competitive pressures on deposit rates in the Company's market area and as the full impact of the rates paid for new money market and time deposits in the first quarter are realized. Despite these factors, the margin is expected to remain above 4.00%.

The following table shows the average balance sheets for each of the three months ended March 31, 2006 and 2005. In addition, the amounts of interest earned on earning assets, with related yields on a tax-equivalent basis, and interest expense on interest-bearing liabilities, with related rates, are shown. Loans placed on a non-accrual status are included in the average balances. Net loan fees and late charges included in interest income on loans totaled $1.4 million and $992 thousand for 2006 and 2005, respectively.

                                             ---------------------------------------------------------------------------------------
                                                                          Three Months Ended March 31,
                                             ---------------------------------------------------------------------------------------
                                                               2006                                          2005
                                             ---------------------------------------     -------------------------------------------
(Dollars in thousands)                                       Interest      Average                        Interest       Average
                                                Average      Income-       Yields            Average       Income-        Yields
                                                Balance      Expense       /Rates            Balance       Expense        /Rates
                                             ---------------------------------------     -------------------------------------------
ASSETS
Securities(1)                                  $   174,031    $  1,708        3.97%        $    164,739        $ 1,472        3.62%
Loans, net of unearned income                    1,344,409      25,368        7.55%           1,004,383         16,808        6.69%
Interest-bearing deposits in other banks             1,039          13        5.03%               1,013              6        2.37%
Federal funds sold                                  13,597         152        4.46%               2,256             14        2.46%
                                             ---------------------------------------------------------------------------------------
TOTAL INTEREST-EARNING ASSETS                  $ 1,533,076    $ 27,241        7.21%        $  1,172,391        $18,300        6.34%
Other assets                                        52,036                                       30,665
                                             --------------                              ---------------
TOTAL ASSETS                                   $ 1,585,112                                 $  1,203,056
                                             ==============                              ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts                                 $   196,084    $    811        1.68%        $    203,320        $   761        1.52%
  Money market accounts                            140,403       1,005        2.90%             103,117            372        1.46%
  Savings accounts                                  18,593          25        0.54%              20,284             27        0.55%
  Time deposits                                    747,684       7,330        3.98%             521,395          3,675        2.86%
                                             ---------------------------------------     -------------------------------------------
Total interest-bearing deposits                $ 1,102,764    $  9,171        3.37%        $    848,116        $ 4,835        2.31%
Securities sold under agreement to
  repurchase and federal funds purchased           100,466         956        3.86%              56,140            269        1.94%
Other borrowed funds                                18,333         216        4.72%              30,467            211        2.77%
Trust preferred capital notes                       43,000         746        6.94%              18,000            272        6.04%
                                             ---------------------------------------     -------------------------------------------
TOTAL INTEREST-BEARING LIABILITIES             $ 1,264,563    $ 11,089        3.56%        $    952,723        $ 5,587        2.38%
Demand deposits and other liabilities              205,402                                      156,505
                                             --------------                              ---------------
TOTAL LIABILITIES                              $ 1,469,965                                 $  1,109,228
Stockholders' equity                               115,147                                       93,828
                                             --------------                              ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 1,585,112                                 $  1,203,056
                                             ==============                              ===============
Interest rate spread                                                          3.65%                                           3.96%
Net interest income and margin                                $ 16,152        4.27%                           $ 12,713        4.40%

(1) Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders' equity. Average yields on securities are stated on a tax equivalent basis, using a 35% rate.

Allowance for Loan Losses / Provision for Loan Loss Expense

The provision for loan losses is based upon management's estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. For the three months ended March 31, 2006, the Bank realized a net charge-off of $13 thousand compared to a net recovery of $1 thousand for the same period in 2005, while provisions for loan loss expense increased $174 thousand, or 20.9%, from $831 thousand for the first three months of 2005 to $1.0 million in 2006. As a result, the total allowance for loan losses increased $992 thousand, or 7.2%, from $13.8 million at December 31, 2005, to $14.8 million at March 31, 2006. This increase for the quarter in the allowance for loan losses was due to a 7.7% increase in total loans outstanding and a $362 thousand increase in impaired loans.

Management feels that the allowance for loan losses is adequate at March 31, 2006. However, there can be no assurance that additional provisions for loan losses will not be required in the future, including as a result of possible changes in the economic assumptions underlying management's estimates and judgments, adverse developments in the economy, on a national basis or in the Company's market area, or changes in the circumstances of particular borrowers.

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

The following schedule summarizes the changes in the allowance for loan losses:

                                                       Three Months        Three Months          Twelve Months
                                                          Ended                Ended                 Ended
                                                      March 31, 2006      March 31, 2005       December 31, 2005
                                                    ----------------------------------------------------------------
                                                                       (In Thousands of Dollars)
Allowance, at beginning of period                           $13,821              $10,402                $ 10,402
Provision charged against income                              1,005                  831                   3,772
Recoveries:
   Consumer loans                                                 3                    1                       9
Losses charged to reserve:
   Commercial loans                                              --                   --                   (341)
   Consumer loans                                              (16)                                         (21)
                                                            -------              -------                 -------
                                                                                      --
Net recoveries (charge-offs)                                   (13)                    1                   (353)
                                                                                 -------
Allowance, at end of period                                 $14,813              $11,234                 $13,821
                                                            =======              =======                 =======

Ratio of net charge-offs to average total loans
outstanding during period                                     .001%                  N/A                    .03%
Allowance for loan losses to total loans                      1.07%                1.07%                   1.07%

Risk Elements and Non-performing Assets

Non-performing assets consist of non-accrual loans, impaired loans, restructured loans, and other real estate owned (foreclosed properties). For the three months ended March 31, 2006, the total non-performing assets and loans that are 90 days or more past due and still accruing interest increased by $1.2 million, or 62.2%, from $2.0 million at December 31, 2005, to $3.2 million at March 31, 2006. The increase during the current period was largely due to a $362 thousand increase in impaired loans and an $883 thousand increase in loans 90 days past due representing two loans on one-to-four family residential properties, of which one for $340 thousand is current as to interest and in the renewal process. As a result of these additions, the ratio of non-performing assets and loans past due 90 days and still accruing to total assets increased from 0.13% at December 31, 2005, to 0.19% at March 31, 2006, and increased from 0.10% at March 31, 2005. The Company expects its ratio of non-performing assets to total loans to remain low relative to its peers; however, it could increase due to an aggregate of $6.3 million in other identified potential problem loans, to eight borrowers, as of March 31, 2006, for which management has identified risk factors that may result in them not being repaid in accordance with their terms although the loans are generally well secured and are currently performing. At December 31, 2005, other identified potential problem loans were $4.6 million.

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

Total non-performing assets consist of the following:

                                              March 31, 2006          March 31, 2005           December 31, 2005
                                          ---------------------------------------------------------------------------
                                                                  (In Thousands of Dollars)

Non-accrual loans                                 $   13                  $    17                     $   14
Impaired loans                                     2,342                    1,197                      1,980
                                                  ------                  -------                     ------
  Total non-performing assets                     $2,355                  $ 1,214                     $1,994
Loans past due 90 days and still
  accruing                                           890                       --                          7
  Total non-performing assets and
   loans past due 90 days and
   still accruing                                 $3,245                  $ 1,214                     $2,001
                                                  ======                  =======                     ======

     As a percentage of total loans                0.23%                    0.12%                      0.15%
     As a percentage of total assets               0.19%                    0.10%                      0.13%

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

At March 31, 2006, the Company had $1.1 billion, or 78.0%, of total loans concentrated in commercial real estate. Commercial real estate for purposes of this discussion includes all construction loans, loans secured by multi-family residential properties and loans secured by non-farm, non-residential properties. At December 31, 2005, commercial real estate loans were $999.4 million, or 77.5%, of total loans. Total construction loans of $407.1 million at March 31, 2006, represented 29.3% of total loans, loans secured by multi-family residential properties of $65.9 million represented 4.7% of total loans, and loans secured by non-farm, non-residential properties of $609.4 million represented 43.9%.

Construction loans at March 31, 2006, included $278.6 million in loans to commercial builders of single family residential property and $21.7 million to individuals on single family residential property, representing 20.1% and 1.6% of total loans, respectively, and together representing 21.7% of total loans. These loans are made to a number of unrelated entities and generally have a term of twelve to eighteen months. In addition the Company had $106.8 million of construction loans on non-residential commercial property at March 31, 2006, representing 7.7% of total loans. These total construction loans of $407.1 million include $183.4 million in land acquisition and or development loans on residential property and $37.9 million in land acquisition and or development loans on commercial property, together totaling $221.3 million, or 15.9% of total loans. Adverse developments in the Northern Virginia real estate market or economy, including substantial increases in mortgage interest rates, slower housing sales, and increased commercial property vacancy rates, could have an adverse impact on these groups of loans and the Bank's income and financial position. At March 31, 2006, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

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

Non-Interest Income

Non-interest income for the first quarter of $1.7 million was up $492 thousand, or 40.4%, compared to $1.2 million for the three months ended March 31, 2005, with service charges and other fees rising $368 thousand, or 82.3%, due to fees from lockbox operations and overdrafts, while fees and net gains on mortgage loans held-for-sale increased $112 thousand. For the three months ended March 31, 2006, originations of loans held-for-sale were $40.1 million as compared to $35.3 million for the same period in 2005. Non-interest income is expected to be slightly higher in the next quarter with a slightly higher level of loan originations.

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

Non-Interest Expense

For the three months ended March 31, 2006, non-interest expense increased $1.7 million, or 25.8%, compared to the same period in 2005. Salaries and benefits were up $1.0 million, or 27.2%, from $3.8 million in 2005 to $4.8 million for the three months ended March 31, 2006, occupancy expense was up $320 thousand, or 33.8%, and other operating expenses increased $223 thousand, or 15.8%. The year-over-year increases were due to the opening of the Bank's eighteenth and nineteenth branch locations in June 2005 and January 2006, the hiring of additional loan and business development officers and other staffing and facilities expansion to support the significant levels of loan and deposit growth. However, earnings growth and diligence in managing and containing the expenses associated with the new branches and facilities expansion, resulted in further improvement in the efficiency ratio from 46.7% in 2005, to 45.9%. Management expects only slightly higher levels in all non-interest expense categories in the second quarter with the next new branch expected to open in the early part of the third quarter.

Provision for Income Taxes

The Company's income tax provisions are adjusted for non-deductible expenses and non-taxable interest after applying the U.S. federal income tax rate of 35%. The provision for income taxes totaled $3.0 million and $2.3 million for the three months ended March 31, 2006 and 2005, respectively. The effects of non-deductible expenses and non-taxable interest on the Company's income tax provisions are minimal.

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

The Company measures total liquidity through cash and cash equivalents, securities available-for-sale, mortgage loans held-for-sale, other loans and investment securities maturing within one year, less securities pledged as collateral for repurchase agreements, public deposits and other purposes, and less any outstanding federal funds purchased. These liquidity sources increased $110.7 million, or 27.3%, from $405.9 million at December 31, 2005, to $516.6 million at March 31, 2006, due to a $68 million increase in Fed funds sold and an increase in the amount of loans and investment securities maturing within one-year.

Additional sources of liquidity available to the Company include the capacity to borrow funds through established short-term lines of credit with various correspondent banks, and the Federal Home Loan Bank of Atlanta. Available funds from these liquidity sources were approximately $313.5 million and $289.5 million at March 31, 2006, and December 31, 2005, respectively. The Bank's available line of credit with the Federal Home Loan Bank of Atlanta, which requires the pledging of collateral in the form of certain loans and or securities, is $251.5 million of the $313.5 million as of March 31, 2006.

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

Commitments to extend credit, which amounted to $435.4 million at March 31, 2006, and $436.8 million at December 31, 2005, represent legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At March 31, 2006, and December 31, 2005, the Company had $30.2 million and $29.6 million, respectively, in outstanding standby letters of credit.

Contractual Obligations

Since December 31, 2005, there have been no significant changes in the Company's contractual obligations other than additional leases entered into for new branch locations and other office space for expansion of operations.

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

Both the Company's and the Bank's capital levels continue to meet regulatory requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios. Tier 1 capital consists of common and qualifying preferred stockholders' equity less goodwill. Total risk-based capital consists of Tier 1 capital, qualifying subordinated debt, and a portion of the allowance for loan losses. Risk-based capital ratios are calculated with reference to risk-weighted assets. The leverage ratio compares Tier 1 capital to total average assets for the most recent quarter end. The Bank's Tier 1 risk-based capital ratio was 7.93% at March 31, 2006, compared to 8.12% at December 31, 2005, and its total risk-based capital ratio was 11.85% at March 31, 2006, compared to 12.27% at December 31, 2005. These ratios are in excess of the mandated minimum requirement of 4.00% and 8.00%, respectively. The Bank's leverage ratio was 7.43% at March 31, 2006, compared to 7.45% at December 31, 2005, and is also in excess of the mandated minimum requirement of 4.00%. Based on these ratios, the Bank is considered "well capitalized" under regulatory prompt corrective action guidelines. The Company's Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage ratio was 10.87%, 12.07% and 10.13%, respectively, at March 31, 2006. The declines in capital ratios for the three months ended March 31, 2006, was due to the significant level of growth in assets. Both the Company's and Bank's capital positions reflect proceeds of the issuance of $43 million in trust preferred securities.

The ability of the Company to continue to grow is dependent on its earnings and the ability to obtain additional funds for contribution to the Bank's capital, through borrowing, the sale of additional common stock, or through the issuance of additional trust preferred securities or other qualifying securities. In the event that the Company is unable to obtain additional capital for the Bank on a timely basis, the growth of the Company and the Bank may be curtailed, and the Company and the Bank may be required to reduce their level of assets in order to maintain compliance with regulatory capital requirements. Under those circumstances, net income and the rate of growth of net income may be adversely affected. The Company believes that its current capital and access to sources of additional capital is sufficient to meet anticipated growth over the next year, although there can be no assurance.

The Federal Reserve has revised the capital treatment of trust preferred securities in light of recent accounting pronouncements and interpretations regarding variable interest entities, which have been read to encompass the subsidiary trusts established to issue trust preferred securities, and to which the Company issued subordinated debentures. As a result, the capital treatment of trust preferred securities has been revised to provide that in the future, such securities can be counted as Tier 1 capital at the holding company level, together with certain other restricted core capital elements, up to 25% of total capital (net of goodwill), and any excess as Tier 2 capital up to 50% of Tier 1 capital. At March 31, 2006, trust preferred securities represented 25% of the Company's Tier 1 capital and 24.1% of its total risk-based capital. Should future trust preferred issuances to increase holding company capital levels not be available to the same extent as currently, the Company may be required to raise additional equity capital, through the sale of common stock or otherwise, sooner than it would otherwise do so.

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets an amendment of FASB Statement 140" (Statement 156). Statement 156 amends Statement 140 with respect to separately recognized servicing assets and liabilities. Statement 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and requires all servicing assets and liabilities to be initially measured at fair value, if practicable. Statement 156 also permits entities to subsequently measure servicing assets and liabilities using an amortization method or fair value measurement method. Under the amortization method, servicing assets and liabilities are amortized in proportion to and over the estimated period of servicing. Under the fair value measurement method, servicing assets are measured at fair value at each reporting date and changes in fair value are reported in net income for the period the change occurs.

Adoption of Statement 156 is required as of the beginning of fiscal years beginning subsequent to September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements.

The Company does not expect the adoption of Statement 156 at the beginning of 2007 to have a material impact.

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

One of the tools used by the Company to assess interest sensitivity on a monthly basis is the static gap analysis that measures the cumulative differences between the amounts of assets and liabilities maturing or repricing within various time periods. It is the Company's goal to manage the one-year cumulative difference, or gap, in an attempt to limit changes in future net interest income from changes in market interest rates. The following table shows a static gap analysis reflecting the earlier of the maturity or repricing dates for various assets, including prepayment and amortization estimates, and liabilities as of March 31, 2006. At that point in time, the Company had a cumulative net asset sensitive one-year gap position of $117 million, or a 7.17% of total interest-bearing assets.

This position would generally indicate that over a period of one-year net interest earnings should increase in a rising interest rate environment as more assets would reprice than liabilities and should decrease in a falling interest rate environment. However, this measurement of interest rate risk sensitivity represents a static position as of a single day and is not necessarily indicative of the Company's position at any other point in time, does not take into account the differences in sensitivity of yields and costs of specific assets and liabilities to changes in market rates, and it does not take into account the specific timing of when changes to a specific asset or liability will occur. More accurate measures of interest sensitivity are provided to the Company using earnings simulation models.

At March 31, 2006                                                       Interest Sensitivity Periods
                                             ------------------------------------------------------------------------------------
                                                   Within          91 to 365       Over 1 to 5           Over
(Dollars in thousands)                            90 Days               Days             Years        5 Years             Total
                                             ------------------ ------------------ ------------ -------------- ------------------
INTEREST EARNING ASSETS
Securities, at amortized cost                  $   23,498        $   26,127        $   96,229        $   26,183        $  172,037
Interest bearing deposits in other banks               --             1,045                --                --             1,045
Loans held-for-sale                                 8,066                --                --                --             8,066
Loans, net of unearned income                     578,640           222,373           513,525            68,885         1,383,423
Fed funds sold                                     68,000                --                --                --            68,000
---------------------------------------------------------------------------------------------------------------------------------
Total interest earning assets                  $  678,204        $  249,545        $  609,754        $   95,068        $1,632,571
---------------------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES
NOW accounts                                   $   23,884        $   23,883        $  143,300        $       --        $  191,067
Money market accounts                              21,232            21,231           127,388                --           169,851
Savings accounts                                    2,247             2,247            13,480                --            17,974
Time deposits                                     137,340           445,735           229,253               379           812,707
Securities sold under agreement to
  repurchase and federal funds
  purchased                                       114,940                --                --                --           114,940
Trust preferred capital notes                      18,000                --                --            25,000            43,000
---------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities             $  317,643        $  493,096        $  513,421        $   25,379        $1,349,539
---------------------------------------------------------------------------------------------------------------------------------
Cumulative maturity / interest
  sensitivity gap                              $  360,561        $  117,010        $  213,343        $  283,032
As % of total earnings assets                       22.09%             7.17%            13.07%            17.34%
=================================================================================================================================

In order to more closely measure interest sensitivity, the Company uses earnings simulation models on a quarterly basis. These models utilize the Company's financial data and various management assumptions as to balance sheet growth, interest rates, operating expenses and other non-interest income sources to forecast a base level of earnings over a one-year period. This base level of earnings is then shocked assuming a 200 basis points higher and lower level of interest rates over the forecasted period. The most recent earnings simulation model was run based on data as of March 31, 2006, and consistent with the Company's belief from the static gap analysis that its balance sheet structure was asset sensitive at that time, the model projected that forecasted earnings over a one-year period would increase by 4.15% if interest rates were to be 200 basis points higher than expected, and forecasted earnings would decrease by 7.29% if interest rates were to be 200 basis points lower than expected. Management believes the modeled results are consistent with the short duration of its balance sheet and given the many variables that effect the actual timing of when assets and liabilities will reprice. The Company has set a limit on this measurement of interest sensitivity to a maximum decline in earnings of 20%. Since the earnings model uses numerous assumptions regarding the effect of changes in interest rates on the timing and extent of repricing characteristics, future cash flows and customer behavior, the model cannot precisely estimate net income and the effect on net income from sudden changes in interest rates. Actual results will differ from simulated results noted above due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

Item 4. Controls and Procedures

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 1A. Risk Factors

There have been no material changes to the risk factors as previously disclosed in the Company's Form 10-K for the year ended December 31, 2005

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

Item 4.  Submission of Matters to a Vote of Security Holders.- None

Item 5.  Other Information. -

     (a)  Required 8-K Disclosures.   None

     (b) Changes in Procedures for Director Nominations by Securityholders. None

Item 6.  Exhibits

   Exhibit No.      Description
   -----------      -----------

       3.1 Articles of Incorporation of Virginia Commerce Bancorp, Inc., as amended, filed herewith

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

       4.9 Guarantee Agreement dated as of December 20, 2005, between Virginia Commerce Bancorp, Inc. and Wilmington Trust Company, as Guarantee Trustee (2)

      10.1          1998 Stock Option Plan (1)

      10.2          2003 VCBI Employee Stock Purchase Plan (3)

       11           Statement Regarding Computation of Per Share Earnings
                        See Note 4 to the Consolidated Financial Statements
                    included in this report

       21           Subsidiaries of the Registrant:
                       Virginia Commerce Bank-Virginia
                       VCBI Capital Trust I-Delaware
                       VCBI Capital Trust II-Delaware
                       VCBI Capital Trust III-Delaware

                    Subsidiaries of Virginia Commerce Bank:
                       Northeast Land and Development Corporation-Virginia Virginia Commerce Insurance Agency, L.L.C.-Virginia

       31(a)        Certification of Peter A. Converse, Chief Executive Officer

       31(b) Certification of William K. Beauchesne, Treasurer and Chief Financial Officer

       32(a)        Certification of Peter A. Converse Chief Executive Officer

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



Date:  May 9, 2006                 BY       /s/ Peter A. Converse
                                     ------------------------------------------
                                   Peter A. Converse, Chief Executive Officer


Date:  May 9, 2006                 BY       /s/ William K. Beauchesne
                                     -----------------------------------------
                                   William K. Beauchesne, Treasurer and
                                   Chief Financial Officer