Form 10-Q
period 2006-06-30
VIRGINIA COMMERCE BANCORP INC
filed 2006-08-08
CIK 1099305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2006

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to

Commission file number  0-28635

VIRGINIA COMMERCE BANCORP, INC.

 (Exact Name of Registrant as Specified in its Charter)

VIRGINIA	54-1964895
(State or Other Jurisdiction	(I.R.S. Employer Identification No.)
of Incorporation or Organization)

5350 LEE HIGHWAY, ARLINGTON, VIRGINIA 22207

(Address of Principal Executive Offices)

703-534-0700

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Indicate by check whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule12b-2 of the Securities Exchange Act. Yes ☐  No ☒.

As of August 8, 2006, the number of outstanding shares of registrant’s common stock, par value $1.00 per share was: 21,501,026

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share data)

	Unaudited	Audited
	June 30,	December 31,
	2006	2005
Assets
Cash and due from banks	$29,566	$32,607
Interest-bearing deposits with other banks	1,055	1,035
Securities (fair value: 2006, $202,935, 2005, $172,102)	204,793	173,053
Loans held-for-sale	8,785	12,548
Loans, net of allowance for loan losses of $15,701 in 2006 and $13,821 in 2005	1,451,864	1,270,255
Bank premises and equipment, net	8,322	7,534
Accrued interest receivable	7,490	6,550
Other assets	16,791	14,843
Total assets	$1,728,666	$1,518,425
Liabilities and Stockholders’ Equity
Deposits
Demand deposits	$205,795	$188,554
Savings and interest-bearing demand deposits	397,968	349,566
Time deposits	824,630	705,386
Total deposits	$1,428,393	$1,243,506
Securities sold under agreement to repurchase and federal funds purchased	124,252	111,794
Trust preferred capital notes	44,344	44,344
Accrued interest payable	4,071	3,003
Other liabilities	2,533	3,960
Commitments and contingent liabilities	—	—
Total liabilities	$1,603,593	$1,406,607
Stockholders’ Equity
Preferred stock, $1.00 par, 1,000,000 shares authorized and un-issued	$—	$—
Common stock, $1.00 par, 50,000,000 shares authorized, issued and outstanding 2006, 21,501,026; 2005, 14,049,602	21,501	14,050
Surplus	30,663	36,066
Retained earnings	75,227	63,239
Accumulated other comprehensive income (loss), net	(2,318)	(1,537)
Total stockholders’ equity	$125,073	$111,818
Total liabilities and stockholders’ equity	$1,728,666	$1,518,425

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands of dollars, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Interest and dividend income:
Interest and fees on loans	$28,098	$18,823	$53,466	$35,631
Interest and dividends on investment securities:
Taxable	2,012	1,338	3,597	2,696
Tax-exempt	60	59	120	118
Dividends	64	57	127	112
Interest on deposits with other banks	13	7	26	13
Interest on federal funds sold	347	138	499	152
Total interest and dividend income	$30,594	$20,422	$57,835	$38,722
Interest expense:
Deposits	$11,379	$6,136	$20,550	$10,971
Securities sold under agreement to repurchase and federal funds purchased	1,109	279	2,065	548
Other borrowed funds	—	163	216	374
Trust preferred capital notes	758	278	1,504	550
Total interest expense	$13,246	$6,856	$24,335	$12,443
Net interest income:	$17,348	$13,566	$33,500	$26,279
Provision for loan losses	955	1,031	1,960	1,862
Net interest income after provision for loan losses	$16,393	$12,535	$31,540	$24,417
Non-interest income:
Service charges and other fees	$796	$476	$1,611	$923
Non-deposit investment services commissions	136	115	227	195
Fees and net gains on loans held-for-sale	705	856	1,422	1,461
Other	98	96	186	183
Total non-interest income	$1,735	$1,543	$3,446	$2,762
Non-interest expense:
Salaries and employee benefits	$4,911	$4,349	$9,731	$8,139
Occupancy expense	1,289	1,067	2,556	2,014
Data processing expense	465	354	942	724
Other operating expense	1,819	1,501	3,449	2,908
Total non-interest expense	$8,484	$7,271	$16,678	$13,785
Income before income taxes	$9,644	$6,807	$18,308	$13,394
Provision for income taxes	3,366	2,344	6,316	4,610
Net Income	$6,278	$4,463	$11,992	$8,784

Earnings per common share, basic (1)	$0.29	$0.21	$0.56	$0.42
Earnings per common share, diluted (1)	$0.28	$0.20	$0.53	$0.39

(1) Adjusted to give effect to a three-for-two stock split in the form of a 50% stock dividend paid May 2006.

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2006 and 2005

(In Thousands of Dollars)

(Unaudited)

					Accumulated
					Other		Total
	Preferred	Common		Retained	Comprehensive	Comprehensive	Stockholders’
	Stock	Stock	Surplus	Earnings	Income (Loss)	Income	Equity
Balance, January 1, 2005	$—	$11,046	$37,219	$43,578	$(519)		$91,324
Comprehensive Income:
Net Income				8,784		$8,784	8,784
Other comprehensive income (loss), unrealized holding losses arising during the period (net of tax of $154)					(287)	(287)	(287)
Total comprehensive income						$8,497
Stock options/warrants exercised	—	160	903	—	—		1,063
25% stock split paid May 2005	—	2,797	(2,797)	—	—		—
Cash paid in lieu of fractional shares	—	—	—	(5)	—		(5)
Balance, June 30, 2005	$—	$14,003	$35,325	$52,357	$(806)		$100,879

Balance, January 1, 2006	$—	$14,050	$36,066	$63,239	$(1,537)		$111,818
Comprehensive Income:
Net Income				11,992		$11,992	11,992
Other comprehensive income (loss), unrealized holding losses arising during the period (net of tax of $420)					(781)	(781)	(781)
Total comprehensive income						$11,211
Stock options exercised	—	300	1,529	—	—		1,829
Stock option expense	—	—	132	—	—		132
Employee Stock Purchase Plan	—	5	82	—	—		87
50% stock split paid May 2006	—	7,146	(7,146)	—	—		—
Cash paid in lieu of fractional shares	—	—	—	(4)	—		(4)
Balance, June 30, 2006	$—	$21,501	$30,663	$75,227	$(2,318)		$125,073

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$11,992	$8,784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	676	594
Provision for loan losses	1,960	1,862
Stock based compensation expense	132	—
Deferred tax benefit	(751)	(634)
Accretion of security discounts, net	(218)	(106)
Origination of loans held-for-sale	(83,551)	(95,142)
Sale of loans	88,737	89,022
Proceeds from gain on sale of loans	(1,422)	(1,461)
Changes in other assets and other liabilities:
Increase in accrued interest receivable	(940)	(801)
Increase in other assets	(777)	(616)
Decrease in other liabilities	(359)	(758)
Net Cash Provided by Operating Activities	$15,479	$744

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans	$(183,571)	$(179,101)
Purchase of securities available-for-sale	(52,368)	(3,700)
Purchase of securities held-to-maturity	(5,705)	(10,081)
Proceeds from principal payments on securities available-for-sale	1,025	1,312
Proceeds from principal payments on securities held-to-maturity	2,349	1,805
Proceeds from calls and maturities of securities available-for-sale	20,282	13,175
Proceeds from calls and maturities of securities held-to-maturity	1,694	5,000
Purchase of bank premises and equipment	(1,463)	(1,247)
Net Cash Used In Investing Activities	$(217,757)	$(172,837)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$184,887	$251,100
Net increase (decrease) in repurchase agreements	12,458	(5,221)
Net proceeds from issuance of capital stock	1,916	1,063
Cash paid in lieu of fractional shares	(4)	(5)
Net Cash Provided By Financing Activities	$199,257	$246,937

Net (Decrease) Increase In Cash and Cash Equivalents	(3,021)	74,844

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	33,642	17,792
CASH AND CASH EQUIVALENTS – END OF PERIOD	$30,621	$92,636

Supplemental Schedule of Noncash Investing Activities:
Unrealized (loss) on available-for-sale securities	$(1,202)	$(441)
Tax benefits on stock options and warrants exercised	694	632

Supplemental Disclosure of Cash Flow Information:
Taxes Paid	$6,979	$5,175
Interest Paid	23,267	11,427

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                    General

The accompanying unaudited consolidated financial statements of Virginia Commerce Bancorp, Inc. and its subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions as of June 30, 2006 and December 31, 2005, the results of operations for the three and six months ended June 30, 2006 and 2005, and statements of cash flows and stockholders’ equity for the six months ended June 30, 2006 and 2005. These statements should be read in conjunction with the Company’s annual report on Form 10-K for the period ended December 31, 2005.

Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or any other period.

2.                    Investment Securities

Amortized cost and fair value of securities available-for-sale and held-to-maturity as of June 30, 2006 are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-Sale:
U.S. Government Agency obligations	$149,539	$—	$(3,635)	$145,904
Domestic corporate debt obligations	6,000	48	—	6,048
Obligations of states and political subdivisions	1,330	21	—	1,351
Restricted stock:
Federal Reserve Bank	1,442	—	—	1,442
Federal Home Loan Bank	3,034	—	—	3,034
Community Bankers’ Bank	55	—	—	55
	$161,400	$69	$(3,635)	$157,834

Held-to-Maturity:
U.S. Government Agency obligations	$37,994	$—	$(1,618)	$36,376
Obligations of states and political subdivisions	8,965	29	(269)	8,725
	$46,959	$29	$(1,887)	$45,101

Amortized cost and fair value of securities available-for-sale and held-to-maturity as of December 31, 2005 are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available–for-sale:
U.S. Government Agency obligations	$119,076	$44	$(2,496)	$116,624
Domestic corporate debt obligations	6,000	43	—	6,043
Obligations of states and political subdivisions	1,307	45	—	1,352
Restricted stock:
Federal Reserve Bank	1,442	—	—	1,442
Federal Home Loan Bank	2,277	—	—	2,277
Community Bankers’ Bank	55	—	—	55
	$130,157	$132	$(2,496)	$127,793

Held-to-maturity:
U.S. Government Agency obligations	$35,798	$29	$(898)	$34,929
Obligations of state and political subdivisions	8,963	59	(144)	8,878
Domestic corporate debt obligations	499	3	—	502
	$45,260	$91	$(1,042)	$44,309

The amortized cost of securities pledged as collateral for repurchase agreements, certain public deposits, and other purposes were $129.2 million and $92.8 million at June 30, 2006, and December 31, 2005, respectively.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Provided below is a summary of securities which were in an unrealized loss position at June 30, 2006, and December 31, 2005. Of the total securities in an unrealized loss position at June 30, 2006, 96.8%, or 57 positions, were U.S. Government Agency obligations with maturities ranging from three months to fourteen years. As the Company has the ability and intent to hold these securities until maturity, or until such time as the value recovers, no declines are deemed to be other-than-temporary. In addition, there has been no deterioration in the ratings for any of the securities.

	Less Than 12 Months		12 Months of Longer		Total
At June 30, 2006 (Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government Agency obligations	$85,842	$(1,275)	$60,062	$(2,360)	$145,904	$(3,635)
	$85,842	$(1,275)	$60,062	$(2,360)	$145,904	$(3,635)
Held-to-maturity:
U.S. Government Agency obligations	$19,807	$(824)	$16,569	$(794)	$36,376	$(1,618)
Obligations of states/political subdivisions	2,657	(57)	3,374	(212)	6,031	(269)
	$22,464	$(881)	$19,943	$(1,006)	$42,407	$(1,887)

	Less Than 12 Months		12 Months or Longer		Total
At December 31, 2005 (Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government Agency obligations	$42,157	$(424)	$73,006	$(2,072)	$115,163	$(2,496)
	$42,157	$(424)	$73,006	$(2,072)	$115,163	$(2,496)
Held-to-maturity:
U.S. Government Agency obligations	$34,140	$(898)	$—	$—	$34,140	$(898)
Obligations of states/political subdivisions	2,691	(22)	3,462	(122)	6,153	(144)
	$36,831	$(920)	$3,462	$(122)	$40,293	$(1,042)

3. Loans

Major classifications of loans, excluding loans held-for-sale, are summarized as follows:

	June 30, 2006	December 31, 2005
	(In Thousand of Dollars)
Commercial	$148,828	$122,243
Real estate-one-to-four family residential	167,950	160,355
Real estate-multi-family residential	53,703	58,567
Real estate-non-farm, non-residential	640,762	559,866
Real estate-construction	453,712	380,997
Consumer	7,659	7,386
Total Loans	$1,472,614	$1,289,414
Less unearned income	5,049	5,338
Less allowance for loan losses	15,701	13,821
Loans, net	$1,451,864	$1,270,255

4. Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of potentially dilutive common stock. The weighted average number of shares for both periods presented, have been adjusted to give effect to a three-for-two stock split in the form of a 50% stock dividend in May 2006. Potentially dilutive common stock had no effect on income available to common stockholders.

	Three Months Ended				Six Months Ended
	June 30, 2006		June 30, 2005		June 30, 2006		June 30, 2005
		Per		Per		Per		Per
		Share		Share		Share		Share
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Basic earnings per share	21,460,389	$0.29	20,993,865	$0.21	21,361,637	$0.56	20,984,744	$0.42
Effect of dilutive securities:
Stock options	1,308,488		1,439,913		1,322,451		1,437,686
Diluted earnings per share	22,768,877	$0.28	22,433,778	$0.20	22,684,088	$.53	22,422,430	$0.39

5. Stock Compensation Plan

At June 30, 2006, the Company has a stock-based compensation plan. Through 2005, the Company accounted for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. As such, no stock-based compensation expense was reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. On December 29, 2005, the Company accelerated the vesting of all outstanding options under the plan in order to avoid a total of approximately $2.3 million in expense in future periods following the adoption of FASB Statement No. 123 (R) effective January 1, 2006, using the modified prospective method and as such, results for prior periods have not been restated. The following table illustrates the effect on net income and earnings per share for the six months ended June 30, 2005, had the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, been adopted in 2005.

Six Months Ended
(Dollars in thousands except per share amounts)	June 30, 2005
Net income, as reported	$8,784
Deduct: total stock-based employee compensation expense determined based on fair value method of awards, net of tax	(355)
Pro forma net income	$8,429
Basic earnings per share:
As reported	$0.42
Pro forma	$0.40
Diluted earning per share:
As reported	$0.39
Pro Forma	$0.37

(1)  Adjusted to give effect to a three-for-two split in the form of a 50% stock dividend in May 2006.

Included in salaries and employee benefits expense for the six months ended June 30, 2006, is $132 thousand of stock-based compensation expense which is based on the estimated fair value of 143,357 in options granted during the period, amortized on a straight-line basis over a five year requisite service period. As of June 30, 2006, there was $1.2 million remaining of total unrecognized compensation expense related to the 143,357 non-vested stock option awards which will be recognized over the remaining requisite service period.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2006, and 2005, respectively: price volatility of 21.91% and 21.98%, risk-free interest rates of 4.45% and 4.22%, dividend rate of .00% and .02% and expected lives of 10 years.

Stock option plan activity for the six months ended June 30, 2006, adjusted to give effect to the three-for-two split in the form of a 50% stock dividend in May 2006,  is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Value of Unexercised In-The-Money Options
			(in years)	(in thousands)
Outstanding at January 1, 2006	2,115,297	$5.0395
Granted	143,357	20.4610
Exercised	(421,258)	2.6751
Forfeited	(4,523)	18.3941
Outstanding at June 30, 2006	1,832,873	$6.7564	5.45	$31,422
Exercisable at June 30, 2006	1,692,474	$5.6192	5.11	$30,940

The total value of in-the-money options exercised during the first six months ended June 30, 2006, was $8.0 million.

6. Capital Requirements

A comparison of the Company’s and its wholly-owned subsidiary’s, Virginia Commerce Bank (the “Bank”) capital ratios as of June 30, 2006 with the minimum regulatory guidelines is as follows:

	Actual	Minimum Guidelines	Minimum to be “Well-Capitalized”
Total Risk-Based Capital:
Company	11.91%	8.00%	—
Bank	11.67%	8.00%	10.00%

Tier 1 Risk-Based Capital:
Company	10.84%	4.00%	—
Bank	7.91%	4.00%	6.00%

Leverage Ratio:
Company	9.89%	4.00%	—
Bank	7.25%	4.00%	5.00%

7. Other Borrowed Money and Lines of Credit

The Bank maintains a $259.1 million line of credit with the Federal Home Loan Bank of Atlanta. The interest rate and term of each advance from the line is dependent upon the advance and commitment type. Advances on the line are secured by all of the Bank’s qualifying first liens, second liens and home equity lines-of-credit on one-to-four unit single-family dwellings. As of June 30, 2006, the book value of these qualifying loans totaled approximately $101.1 million and the amount of available credit using this collateral was $62.4 million. Advances on the line of credit in excess of this amount require pledging of additional assets, including other types of loans and investment securities. As of June 30, 2006, the Bank had no advances outstanding. The Bank has additional short-term lines of credit totaling $72.0 million with nonaffiliated banks at June 30, 2006, on which no amount was outstanding at that date.

8. Trust Preferred Securities

On November 13, 2002, the Company completed a private placement issuance of $3.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust I) which issued $100 thousand in common equity to the Company. The securities bear a floating rate of interest, adjusted semi-annually, of 340 basis points over six month Libor, currently 8.68%, with a maximum rate of 12.0% until November 15, 2007. The securities are callable at par beginning November 15, 2007. On December 19, 2002, the Company completed a private placement issuance of $15.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust II) which issued $470 thousand in common equity to the Company. These securities bear a floating rate of interest, adjusted semi-annually, of 330 basis points over six month Libor, currently 8.92%, with a maximum rate of 11.9% until December 30, 2007. These securities are callable at par beginning December 30, 2007. On December 20, 2005, the Company completed a private placement of $25.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust III) which issued $774 thousand in common equity to the Company. These securities bear a fixed rate of interest of 6.19% until February 23, 2011, at which time they convert to a floating rate, adjusted quarterly, of 142 basis points over three month Libor. These securities are callable at par beginning February 23, 2011.

The principal asset of each trust is a similar amount of the Company’s junior subordinated debt securities, each of which have an approximately 30 year term from issuance, with like interest rates to the trust preferred securities. The obligations of the Company with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of each Trust’s obligations with respect to the trust preferred securities to the extent set forth in the related guarantees. Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, resulting in a deferral of distribution payments on the related trust preferred securities.

The Trust Preferred Securities may be included in Tier 1 capital for regulatory capital adequacy purposes up to 25.0% of Tier 1 capital after its inclusion. The portion of the trust preferred securities not qualifying as Tier 1 capital may be included as part of total qualifying capital in Tier 2 capital.

9. Segment Reporting

In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” the Company has two reportable segments, its community banking operations and its mortgage banking division. Community banking operations, the major segment, involves making loans and gathering deposits from individuals and businesses in the Bank’s market area, while the mortgage banking division originates and sells mortgage loans, servicing released, on one-to-four family residential properties. Revenues from mortgage lending consist of interest earned on mortgage loans held-for-sale, loan origination fees, and net gains on the sale of loans in the secondary market. The Bank provides the mortgage division with short-term funds to originate loans and charges it interest on the funds based on what the Bank earns on overnight funds. Expenses include both fixed overhead and variable costs on originated loans such as loan officer commissions, document preparation and courier fees. The following table presents segment information for the six months ended June 30, 2006, and 2005. Eliminations consist of overhead and interest charges by the Bank to the mortgage lending division.

	Six Months Ended June 30, 2006
(In thousands)	Community Banking	Mortgage Lending	Eliminations	Total
Interest income	$57,615	$220	$—	$57,835
Non-interest income	2,024	1,422	—	3,446
Total operating income	$59,639	$1,642	$—	$61,281

Interest expense	$24,335	$151	(151)	24,335
Provision for loan losses	1,960	—	—	1,960
Non-interest expense	15,458	1,249	(29)	16,678
Total operating expense	$41,753	$1,400	(180)	42,973
Income before taxes on income	$17,886	$242	$180	$18,308
Provision for income taxes	6,232	84	—	6,316
Net Income	$11,654	$158	$180	$11,992

Total Assets	$1,719,787	$8,879	—	$1,728,666

	Six Months Ended June 30, 2005
(In thousands)	Community Banking	Mortgage Lending	Eliminations	Total
Interest income	$38,467	$255	$—	$38,722
Non-interest income	1,301	1,461	—	2,762
Total operating income	$39,768	$1,716	$—	$41,484

Interest expense	$12,443	$126	$(126)	$12,443
Provision for loan losses	1,862	—	—	1,862
Non-interest expense	12,427	1,382	(24)	13,785
Total operating expense	$26,732	$1,508	$(150)	$28,090
Income before taxes on income	$13,036	$208	$150	$13,394
Provision for income taxes	4,537	73	—	4,610
Net Income	$8,499	$135	$150	$8,784

Total Assets	$1,376,786	$17,244	$—	$1,394,030

ITEM 2.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This management’s discussion and analysis and other portions of this report, contain forward-looking statements within the meaning of the Securities and Exchange Act of 1934, as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. In some cases, forward-looking statements can be identified by use of words such as “may,” “will,” “anticipates,” “believes,” “expects,” “plans,” “estimates,” “potential,” “continue,” “should,” and similar words or phrases. These statements are based upon current and anticipated economic conditions, nationally and in the Company’s market, interest rates and interest rate policy, competitive factors, and other conditions which by their nature, are not susceptible to accurate forecast, and are subject to significant uncertainty. Because of these uncertainties and the assumptions on which this discussion and the forward-looking statements are based, actual future operations and results may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward-looking statements. The Company’s past results are not necessarily indicative of future performance.

Non-GAAP Presentations

This management’s discussion and analysis refers to the efficiency ratio, which is computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income. This is a non-GAAP financial measure that we believe provides investors with important information regarding our operational efficiency. Comparison of our efficiency ratio with those of other companies may not be possible because other companies may calculate the efficiency ratio differently. The Company, in referring to its net income, is referring to income under accounting principals generally accepted in the United States, or “GAAP”.

General

The following presents management’s discussion and analysis of the consolidated financial condition and results of operations of Virginia Commerce Bancorp, Inc. and subsidiaries (the “Company”) as of the dates and for the periods indicated. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto, and other financial data appearing elsewhere in this report. The Company is the parent bank holding company for Virginia Commerce Bank (the “Bank”), a Virginia state-chartered bank that commenced operations in May 1988. The Bank pursues a traditional community banking strategy, offering a full range of business and consumer banking services through nineteen branch offices, two residential mortgage offices and one investment services office.

Headquartered in Arlington, Virginia, Virginia Commerce serves the Northern Virginia suburbs of Washington, D.C., including Arlington, Fairfax, Fauquier, Loudoun and Prince William Counties and the cities of Alexandria, Fairfax, Falls Church, Manassas and Manassas Park. Its service area also covers, to a lesser extent, Washington, D.C. and the nearby Maryland counties of Montgomery and Prince Georges. The Bank’s customer base includes small-to-medium size businesses including firms that have contracts with the U.S. government, associations, retailers and industrial businesses, professionals and their firms, business executives, investors and consumers. Additionally, the Bank has strong market niches in commercial real estate and construction lending, and operates its residential mortgage lending division as its only other business segment.

Critical Accounting Policies

During the quarter ended June 30, 2006 there were no changes in the Company’s critical accounting policies as reflected in the last report.

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred.

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

Our allowance for loan losses has three basic components:  the specific allowance, the formula allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The specific allowance is used to individually allocate an allowance for loans identified as impaired. Impairment testing includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral. These factors are combined to estimate the probability and severity of inherent losses. When impairment is identified, then a specific reserve is established based on the Company’s calculation of the loss embedded in the individual loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment. The formula allowance is used for estimating the loss on internally risk rated loans exclusive of those identified as impaired. The loans meeting the criteria for substandard, doubtful and loss, as well as impaired loans are segregated from performing loans within the portfolio. Internally classified loans are then grouped by loan type (commercial, commercial real estate, commercial construction, residential real estate, residential construction or installment). Each loan type is assigned an allowance factor based on management’s estimate of the associated risk, complexity and size of the individual loans within the particular loan category. Classified loans are assigned a higher allowance factor than non-rated loans due to management’s concerns regarding collectibility or management’s knowledge of particular elements surrounding the borrower. Allowance factors grow with the worsening of the internal risk rating. The unallocated formula is used to estimate the loss of non-classified loans. These un-criticized loans are also segregated by loan type and allowance factors are assigned by management based on delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of management, national and local economic trends, concentrations of credit, quality of the loan review system and the effect of external factors (i.e. competition and regulatory requirements). The factors assigned differ by loan type. The unallocated allowance captures losses whose impact on the portfolio has occurred but has yet to be recognized in either the formula or specific allowance. Allowance factors and the overall size of the allowance may change from period to period based on management’s assessment of the above described factors and the relative weights given to each factor. Further information regarding the allowance for loan losses is provided under the caption: Allowance for Loan Losses/Provision for Loan Loss Expense, later in this report.

The Company’s 1998 Stock Option Plan (the “Plan”), which is shareholder-approved, permits the grant of share options to its directors and officers for up to 2.0 million shares of common stock. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant, generally vest based on 5 years of continuous service and have 10-year contractual terms. The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model that currently uses historical volatility of the Company’s stock based on a 10-year expected term, before exercise, for the options granted, and a risk-free interest rate based on the U.S. Treasury curve in effect at the time of the grant to estimate total stock-based compensation expense. This amount is then amortized on a straight-line basis over the requisite service period, currently 5 years, to salaries and benefits expense. Changes in the expected outstanding term for all awards based on historical exercise behavior could effect the estimated value of future grants. See Note 5 to the Consolidated Financial Statements for additional information regarding the Stock Option Plan and related expense.

Results of Operations

For the six months ended June 30, 2006, the Bank experienced strong growth in assets, loans and deposits, opened its nineteenth branch location, and increased earnings by $3.2 million, or 36.5%, over the same period in 2005. Total assets increased $210.2 million, or 22.4%, from $1.52 billion at December 31, 2005, to $1.73 billion at June 30, 2006, as deposits grew $184.9 million, or 14.9%, from $1.24 billion at December 31, 2005, to $1.43 billion. On a diluted per share basis, earnings for the six months ended June 30, 2006, were $0.53 compared to $0.39 for the same period in 2005, an increase of 35.9%. The year-over-year increase was due to a 27.5% increase in net interest income and a 24.8% increase in non-interest income, while non-interest expense increased to a lesser extent.

Loans, net of the allowance for loan losses, increased $181.6 million, or 14.3%, from $1.27 billion at December 31, 2005, to $1.45 billion at June 30, 2006, and represented 101.6% of total deposits at June 30, 2006, compared to 102.1% at December 31, 2005. The majority of the growth in loans occurred in construction and non-farm, non-residential real estate loans with construction loans increasing $72.7 million, or 19.1%, from $381.0 million at December 31, 2005, to $453.7 million at June 30, 2006, and non-farm, non-residential real estate loans increasing by $80.9 million, or 14.4%, from $559.9 million at December 31, 2005, to $640.8 million. Commercial loans also experienced strong growth rising $26.6 million, or 21.7%.

Total deposit growth of $184.9 million included an increase in demand deposits of $17.3 million, or 9.1%, from $188.5 million at December 31, 2005, to $205.8 million at June 30, 2006, an increase in savings and interest-bearing demand deposits of $48.4 million, and an increase in time deposits of $119.2 million, or 16.9%, from $705.4 million at December 31, 2005, to $824.6 million. The majority of the Bank’s deposits are attracted from individuals and businesses in the Northern Virginia and the Metropolitan Washington, D.C. area, and the interest rates the Bank pays are generally near the top of the local market. The growth in time deposits in 2006 was mostly concentrated in the first quarter due to special advertised rates on certificates of deposits ranging from six months to thirteen months in order to help fund strong loan demand. Repurchase agreements, which represent sweep funds of significant commercial demand deposit customers of the Bank, increased $76.3 million, or 258.9%, from $48.0 million at June 30, 2005, to $124.2 million at June 30, 2006, and increased $9.3 million from $114.9 million at March 31, 2006.

For the six months ended June 30, 2006, net income of $12.0 million reflected an increase of 36.5% compared to $8.8 million for the six months ended June 30, 2005, as net interest income increased $7.2 million, or 27.5%, due to strong loan growth as the net interest margin declined from 4.35% in 2005, to 4.23%, non-interest income rose $684 thousand, or 24.8%, on higher deposit account service charges, and non-interest expense increased $2.9 million, or 21.0%. Provisions for loan losses increased $98 thousand, or 5.3%, from $1.9 million for the six months ended June 30, 2005, to $2.0 million for the six months ended June 30, 2006, as loans, net of the allowance for loan losses, increased by $181.6 million over the six month period versus growth of $177.2 million in the six months ended June 30, 2005. Diluted earnings per share, adjusted giving effect to a three-for-two stock split in the form of a 50% stock dividend in May 2006, of $0.53 were up $0.14, or 35.9%, from $0.39 for the comparable period in 2005. The Company’s annualized return on average assets and return on average equity were 1.47% and 20.40% for the current six month period compared to 1.41% and 18.43% for the six months ended June 30, 2005.

For the three months ended June 30, 2006, net income of $6.3 million increased $1.8 million, or 40.7%, compared to $4.5 million for the same period in 2005 as net interest income rose $3.8 million, again on strong loan growth as the margin declined from 4.30% to 4.19%, non-interest income was up by $192 thousand on higher deposit account service charges, non-interest expenses were up $1.2 million, or 16.7%, and provisions for loan losses were mostly unchanged. Diluted earnings per share increased $0.08, or 40.0%, from $0.20 for the three months ended June 30, 2005, to $0.28 for the three month period ended June 30, 2006. The return on average assets and return on average equity were 1.47% and 20.64% for the three months ended June 30, 2006, compared to 1.37% and 18.21% for the same period in 2005.

Overall, a lower net interest margin for both the three and six month periods ended June 30, 2006, was compensated for with strong loan growth and higher levels of non-interest income. Loan loss provisions were mostly unchanged while non-interest expenses were up due to the opening of the Bank’s eighteenth and nineteenth branch locations in June 2005 and January 2006, the hiring of additional loan and business development officers and other staffing and facilities expansion to support the significant levels of loan and deposit growth.

Stockholders’ equity increased $13.3 million, or 11.8%, from $111.8 million at December 31, 2005, to $125.1 million at June 30, 2006, on earnings of $12.0 million, $1.9 million in proceeds and tax benefits from the exercise of stock options by Company directors and officers, and a decrease of $781 thousand in other comprehensive income, net of tax. In May, 2006, the Company paid a three-for-two stock split in the form of a 50% stock dividend increasing the number of shares outstanding to 21.5 million.

Net Interest Income

Net interest income is the excess of interest earned on loans and investments over the interest paid on deposits and borrowings. The Company’s net interest income increased $7.2 million, or 27.5%, from $26.3 million for the six months ended June 30, 2005, to $33.5 million for the six month period ended June 30, 2006, and increased $3.8 million, or 27.9%, from $13.6 million for the three months ended June 30, 2005, to $17.3 million for the three months ended June 30, 2006. Increases for both periods were due to significant growth in earning assets as the net interest margin declined from 4.30% in the second quarter of 2005 to 4.19% for the current three-month period and from 4.35% for the six months ended June 30, 2005, to 4.23% year-to-date.

The Company’s yields on earning assets and costs of interest-bearing liabilities have continued to increase along with market interest rates since mid 2004. For the six months ended June 30, 2006, the yield on earning assets increased ninety basis points from 6.40% for the six months ended June 30, 2005, to 7.30% for the six months ended June 30, 2006, while the average rate paid on interest-bearing liabilities rose one hundred seventeen basis points from 2.54% to 3.71%. For the three month period ended June 30, 2006, the yield on earning assets increased ninety-two basis points to 7.38% and the cost of interest-bearing liabilities climbed one hundred fifteen basis points to 3.85%. These declines in the margin are the result of significantly higher short-term interest rates, particularly in money market and time deposits, driven by an industry-wide liability mix shift and a continuation of strong competition for deposits in the local market. Management expects continued margin pressure for the remainder of 2006, with current third quarter expectations remaining above 4.00% and possibly lower results in the fourth quarter.

The following tables show the average balance sheets for each of the three months and six months ended June 30, 2006 and 2005. In addition, the amounts of interest earned on earning assets, with related yields on a tax-equivalent basis, and interest expense on interest-bearing liabilities, with related rates, are shown. Loans placed on a non-accrual status are included in the average balances. Net loan fees and late charges included in interest income on loans totaled $1.5 million and $989 thousand for the three month period ended June 30, 2006 and 2005, respectively, and totaled $2.9 million and $2.0 million for the six month periods.

	Three months ended June 30,
	2006			2005
(Dollars in thousands)	Average Balance	Interest Income- Expense	Average Yields /Rates	Average Balance	Interest Income- Expense	Average Yields /Rates
Assets
Securities (1)	$200,856	$2,136	4.29%	$162,191	$1,454	3.63%
Loans, net of unearned income	1,431,803	28,098	7.76%	1,086,567	18,823	6.85%
Interest-bearing deposits in other banks	1,052	13	4.95%	1,017	7	2.68%
Federal funds sold	29,144	347	4.71%	18,541	138	2.94%
Total interest-earning assets	$1,662,855	$30,594	7.38%	$1,268,316	$20,422	6.46%
Other assets	49,328			40,282
Total Assets	$1,712,183			$1,308,598

Liabilities and Stockholders’ Equity
Interest-bearing deposits:
NOW accounts	$183,869	$755	1.65%	$211,209	$900	1.71%
Money market accounts	193,969	1,628	3.37%	105,470	443	1.68%
Savings accounts	17,080	23	0.54%	20,288	28	0.55%
Time deposits	831,299	8,973	4.33%	596,327	4,765	3.21%
Total interest-bearing deposits	$1,226,217	$11,379	3.72%	$933,294	$6,136	2.64%
Securities sold under agreement to repurchase and federal funds purchased	110,164	1,109	4.04%	48,041	279	2.33%
Other borrowed funds	—	—	—	20,440	163	3.20%
Trust preferred capital notes	43,000	758	6.97%	18,000	278	6.12%
Total interest-bearing liabilities	$1,379,381	$13,246	3.85%	$1,019,775	$6,856	2.70%
Demand deposits and other liabilities	210,822			190,504
Total liabilities	$1,590,203			$1,210,279
Stockholders’ equity	121,980			98,319
Total liabilities and stockholders’ equity	$1,712,183			$1,308,598
Interest rate spread			3.53%			3.76%
Net interest income and margin		$17,348	4.19%		$13,566	4.30%

(1) Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders’ equity. Average yields on securities are stated on a tax equivalent basis, using a 35% rate.

	Six months ended June 30,
	2006			2005
(Dollars in thousands)	Average Balance	Interest Income- Expense	Average Yields /Rates	Average Balance	Interest Income- Expense	Average Yields /Rates
Assets

Securities (1)	$187,514	$3,844	4.14%	$163,459	$2,926	3.63%
Loans, net of unearned income	1,388,348	53,466	7.77%	1,045,702	35,631	6.87%
Interest-bearing deposits in other banks	1,052	26	4.95%	1,014	13	2.53%
Federal funds sold	21,413	499	4.63%	10,443	152	2.89%
Total interest-earning assets	$1,598,327	$57,835	7.30%	$1,220,618	$38,722	6.40%
Other assets	46,618			38,524
Total Assets	$1,644,945			$1,259,142

Liabilities and Stockholders’ Equity
Interest-bearing deposits:
NOW accounts	$189,943	$1,566	1.66%	$207,287	$1,661	1.62%
Money market accounts	167,334	2,633	3.17%	104,300	815	1.58%
Savings accounts	17,832	48	0.54%	20,286	55	0.55%
Time deposits	789,723	16,303	4.16%	559,068	8,440	3.04%
Total interest-bearing deposits	$1,164,832	$20,550	3.56%	$890,941	$10,971	2.48%
Securities sold under agreement to repurchase and federal funds purchased	105,342	2,065	3.95%	52,068	548	2.12%
Other borrowed funds	9,116	216	4.72%	25,425	374	2.93%
Trust preferred capital notes	43,000	1,504	6.96%	18,000	550	6.08%
Total interest-bearing liabilities	$1,322,290	$24,335	3.71%	$986,434	$12,443	2.54%
Demand deposits and other liabilities	204,110			176,573
Total liabilities	$1,526,400			$1,163,007
Stockholders’ equity	118,545			96,135
Total liabilities and stockholders’ equity	$1,644,945			$1,259,142
Interest rate spread			3.59%			3.86%
Net interest income and margin		$33,500	4.23%		$26,279	4.35%

(1) Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders’ equity. Average yields on securities are stated on a tax equivalent basis, using a 35% rate.

Allowance for Loan Losses / Provision for Loan Loss Expense

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. For the six months ended June 30, 2006, the Bank realized a net charge-off of $80 thousand compared to a net recovery of $2 thousand for the same period in 2005, while the provision for loan loss expense for the first six months of 2006 was $2.0 million compared to $1.9 million in 2005. As a result, the total allowance for loan losses increased by $1.9 million, or 13.6%, from $13.8 million at December 31, 2005, to $15.7 million at June 30, 2006. The increase in the provision for loan loss expense is reflective of the significant growth in loans during the period with total loans increasing $183.2 million, or 14.2%.

Management feels that the allowance for loan losses is adequate at June 30, 2006. However, there can be no assurance that additional provisions for loan losses will not be required in the future, including as a result of possible changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, on a national basis or in the Company’s market area, or changes in the circumstances of particular borrowers.

The Company generates a quarterly analysis of the allowance for loan losses, with the objective of quantifying portfolio risk into a dollar figure of inherent losses, thereby translating the subjective risk value into an objective number. Emphasis is placed on semi-annual independent external loan reviews and monthly internal reviews. The determination of the allowance for loan losses is based on applying and summing the results of eight qualitative factors and one quantitative factor to each category of loans along with any specific allowance for impaired and adversely classified loans within the particular category. Each factor is assigned a percentage weight and that total weight is applied to each loan category. The resulting sum from each loan category is then combined to arrive at a total allowance for all categories. Factors are different for each loan category. Qualitative factors include: levels and trends in delinquencies and non-accruals, trends in volumes and terms of loans, effects of any changes in lending policies, the experience, ability and depth of management, national and local economic trends and conditions, concentrations of credit, quality of the Company’s loan review system, and regulatory requirements. The total allowance required thus changes as the percentage weight assigned to each factor is increased or decreased due to its particular circumstance, as the various types and categories of loans change as a percentage of total loans and as specific allowances are required due to an increase in impaired and adversely classified loans.

The following schedule summarizes the changes in the allowance for loan losses:

	Six Months	Six Months	Twelve Months
	Ended	Ended	Ended
	June 30, 2006	June 30, 2005	December 31, 2005
	(In Thousands of Dollars)

Allowance, at beginning of period	$13,821	$10,402	$10,402
Provision charged against income	1,960	1,862	3,772
Recoveries:
Consumer loans	41	5	9
Losses charged to reserve:
Commercial loans	(92)	—	(341)
Consumer loans	(29)	(3)	(21)
Net (charge-offs) recoveries	(80)	2	(353)
Allowance, at end of period	$15,701	$12,266	$13,821

Ratio of net charge-offs to average total loans outstanding during period	.01%	n/a	.03%
Allowance for loan losses to total loans	1.07%	1.09%	1.07%

Risk Elements and Non-performing Assets

Non-performing assets consist of non-accrual loans, impaired loans, restructured loans, and other real estate owned (foreclosed real properties). For the six months ended June 30, 2006, the total non-performing assets and loans that are ninety days or more past due and still accruing interest increased 30.3% from $2.1 million at December 31, 2005, to $2.6 million at June 30, 2006, and decreased $1.2 million, or 32.0%, from $3.8 million at June 30, 2005. The increase during the current period was due mostly to a $550 thousand loan, secured by a one-to-four residential property, that was placed on non-accrual status. As a result, the ratio of non-performing assets and loans past due ninety days and still accruing to total loans increased from 0.15% at December 31, 2005, to 0.18% at June 30, 2006. The Company expects its ratio of non-performing assets to total loans to remain low relative to its peers; however, it could increase due to an aggregate of $6.2 million in other identified potential problem loans, to eleven borrowers, as of June 30, 2006, for which management has identified risk factors that may result in them not being repaid in accordance with their terms although the loans are generally well-secured and are currently performing. At December 31, 2005, this same category of other identified potential problem loans was $4.6 million.

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

Total non-performing assets consist of the following:

	June 30, 2006	June 30, 2005	December 31, 2005
	(In Thousands of Dollars)

Non-accrual loans	$562	$16	$14
Impaired loans	1,910	2,815	1,980
Total non-performing assets	$2,472	$2,831	$1,994
Loans past due 90 days and still accruing	136	1,003	7
Total non-performing assets and loans past due 90 days and still accruing	$2,608	$3,834	$2,001

As a percentage of total loans	0.18%	0.34%	0.15%
As a percentage of total assets	0.15%	0.28%	0.13%

Concentrations of Credit Risk

The Bank does a general banking business, serving the commercial and personal banking needs of its customers. The Bank’s market area consists of the Northern Virginia suburbs of Washington, D.C., including Arlington, Fairfax, Fauquier, Loudoun and Prince William counties and the cities of Alexandria, Fairfax, Falls Church, Manassas and Manassas Park, and to some extent the Maryland suburbs and the city of Washington, D.C. Substantially all of the Company’s loans are made within its market area.

The ultimate collectibility of the Bank’s loan portfolio and the ability to realize the value of any underlying collateral, if needed, are influenced by the economic conditions of the market area. The Company’s operating results are therefore closely related to the economic conditions and trends in the Metropolitan Washington, D.C. area.

At June 30, 2006, the Company had $1.15 billion, or 78.0%, of total loans concentrated in commercial real estate. Commercial real estate for purposes of this discussion includes all construction loans, loans secured by multi-family residential properties and loans secured by non-farm, non-residential properties. At December 31, 2005, commercial real estate loans were $999.4 million, or 77.5%, of total loans. Total construction loans of $453.7 million at June 30, 2006, represented 30.8% of total loans, loans secured by multi-family residential properties of $53.7 million represented 3.6% of total loans, and loans secured by non-farm, non-residential properties of $640.8 million represented 43.5%.

Construction loans at June 30, 2006, included $320.0 million in loans to commercial builders of single family residential property and $20.0 million to individuals on single family residential property, representing 21.7% and 1.4% of total loans, respectively, and together representing 23.1% of total loans. These loans are made to a number of unrelated entities and generally have a term of twelve to eighteen months. In addition the Company had $113.7 million of construction loans on non-residential commercial property at June 30, 2006, representing 7.7% of total loans. These total construction loans of $453.7 million include $194.5 million in land acquisition and or development loans on residential property and $55.3 million in land acquisition and or development loans on commercial property, together totaling $249.8 million, or 17.0% of total loans, and are up $38.0 million, or 17.9%, from $211.8 million at December 31,2005. Adverse developments in the Northern Virginia real estate market or economy including substantial increases in mortgage interest rates, slower housing sales, and increased commercial property vacancy rates could have an adverse impact on these groups of loans and the Bank’s income and financial position. At June 30, 2006, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

The Bank has established formal policies relating to the credit and collateral requirements in loan originations including policies that establish limits on various loan types as a percentage of total loans and total capital. Loans to purchase real property are generally collateralized by the related property with limitations based on the property’s appraised value. Credit approval is primarily a function of collateral and the evaluation of the creditworthiness of the individual borrower, guarantors and/or the individual project. Management considers the concentration of credit risk to be minimal due to the diversification of borrowers over numerous businesses and industries.

Non-Interest Income

Non-interest income increased $684 thousand, or 24.8%, from $2.8 million for the six months ended June 30, 2005, to $3.4 million for the same period ended June 30, 2006, with a $688 thousand increase in service charges due to a new overdraft protection program that was implemented at the beginning of the fourth quarter 2005. For the three months ended June 30, 2006, non-interest income was up $192 thousand, or 12.4%, from $1.5 million in 2005, to $1.7 million in the current period. The increase was again due to service charges as fees and net gains on mortgage loans held-for-sale fell $151 thousand due to lower volumes of originations.

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

Non-Interest Expense

For the six months ended June 30, 2006, non-interest expense increased $2.9 million, or 21.0%, compared to the same period in 2005, and increased $1.2 million, or 16.7%, from $7.3 million for the three months ended June 30, 2005, to $8.5 million for the three months ended June 30, 2006. The year-over-year increases were due to the opening of the Bank’s eighteenth and nineteenth branch locations in June 2005 and January 2006, the hiring of additional loan and business development officers and other staffing and facilities expansion to support the significant levels of loan and deposit growth. Despite these non-interest expense increases, strong earnings growth allowed the efficiency ratio to improve to 44.5% for the second quarter. Operating expense may be higher in the second half of the year with the anticipated hiring of additional loan officers, the opening of the Bank’s twentieth branch in August 2006, and up to two more branches expected to be opened by year-end.

Provision for Income Taxes

The Company’s income tax provisions are adjusted for non-deductible expenses and non-taxable interest after applying the U.S. federal income tax rate of 35%. The provision for income taxes totaled $3.4 million and $2.3 million for the three months ended June 30, 2006 and 2005, respectively, and totaled $6.3 million and $4.6 million for the six month periods. The effects of non-deductible expenses and non-taxable income on the Company’s income tax provisions are minimal.

Liquidity

The Company’s principal sources of liquidity and funding are its deposit base. The level of deposits necessary to support the Company’s lending and investment activities is determined through monitoring loan demand. Considerations in managing the Company’s liquidity position include, but are not limited to, scheduled cash flows from existing loans and investment securities, anticipated deposit activity including the maturity of time deposits, and projected needs from anticipated extensions of credit. The Company’s liquidity position is monitored daily by management to maintain a level of liquidity conducive to efficiently meet current needs and is evaluated for both current and longer term needs as part of the asset/liability management process.

The Company measures total liquidity through cash and cash equivalents, securities available-for-sale, mortgage loans held-for-sale, other loans and investment securities maturing within one year, less securities pledged as collateral for repurchase agreements, public deposits and other purposes, and less any outstanding federal funds purchased. These liquidity sources increased $38.7 million, or 9.5%, from $405.9 million at December 31, 2005, to $444.6 million at June 30, 2006, as the amount of loans and investment securities maturing within one-year increased.

Additional sources of liquidity available to the Company include the capacity to borrow funds through established short-term lines of credit with various correspondent banks, and the Federal Home Loan Bank of Atlanta. Available funds from these liquidity sources were approximately $331.1 million and $289.5 million at June 30, 2006, and December 31, 2005, respectively. The Bank’s line of credit with the Federal Home Loan Bank of Atlanta, which requires the pledging of collateral in the form of certain loans and/or securities, is $259.1 million of the $331.1 million as of June 30, 2006.

Off-Balance Sheet Arrangements

The Company enters into certain off-balance sheet arrangements in the normal course of business to meet the financing needs of its customers. These off-balance sheet arrangements include commitments to extend credit, standby letters of credit and financial guarantees which would impact the Company’s liquidity and capital resources to the extent customer’s accept and or use these commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. With the exception of these off-balance sheet arrangements, and the Company’s obligations in connection with its trust preferred securities, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors.

Commitments to extend credit which amounted to $454.8 million at June 30, 2006, and $436.8 million at December 31, 2005, represent legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At June 30, 2006, and December 31, 2005, the Company had $26.8 million and $29.6 million, respectively, in outstanding standby letters of credit.

Contractual Obligations

Since December 31, 2005, there have been no significant changes in the Company’s contractual obligations other than additional leases entered into for new branch locations and other office space for expansion of operations.

Capital

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions and economic forces, and the overall level of growth. The adequacy of the Company’s current and future capital is monitored by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

The capital position of the Bank continues to meet regulatory requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios. Tier 1 capital consists of common and qualifying preferred stockholders’ equity less goodwill. Total risk-based capital consists of Tier 1 capital, qualifying subordinated debt, and a portion of the allowance for loan losses. Risk-based capital ratios are calculated with reference to risk-weighted assets. The leverage ratio compares Tier 1 capital to total average assets for the most recent quarter end. The Bank’s Tier 1 risk-based capital ratio was 7.91% at June 30, 2006, compared to 8.12% at December 31, 2005. The total risk-based capital ratio was 11.67% at June 30, 2006, compared to 12.27% at December 31, 2005. These ratios are in excess of the mandated minimum requirement of 4.00% and 8.00%, respectively. The Bank’s leverage ratio was 7.25% at June 30, 2006, compared to 7.45% at December 31, 2005, and is also in excess of the mandated minimum requirement of 4.00%. Based on these ratios, the Bank is considered “well capitalized” under regulatory prompt corrective action guidelines. The Company’s Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage ratio was 10.84%, 11.91% and 9.89%, respectively, at June 30, 2006. The declines in these capital ratios for the six months ended June 30, 2006, was due to the significant level of growth in assets. Both the Company’s and Bank’s capital positions reflect proceeds of the issuance of $43 million in trust preferred securities.

The ability of the Company to continue to grow is dependent on its earnings and the ability to obtain additional funds for contribution to the Bank’s capital, through borrowing, the sale of additional common stock, or through the issuance of additional trust preferred securities or other qualifying securities. In the event that the Company is unable to obtain additional capital for the Bank on a timely basis, the growth of the Company and the Bank may be curtailed, and the Company and the Bank may be required to reduce their level of assets in order to maintain compliance with regulatory capital requirements. Under those circumstances net income and the rate of growth of net income may be adversely affected. The Company believes that its current capital and access to sources of additional capital is sufficient to meet anticipated growth over the next year, although there can be no assurance.

 The Federal Reserve has revised the capital treatment of trust preferred securities in light of recent accounting pronouncements and interpretations regarding variable interest entities, which have been read to encompass the subsidiary trusts established to issue trust preferred securities, and to which the Company issued subordinated debentures. As a result, the capital treatment of trust preferred securities has been revised to provide that in the future, such securities can be counted as Tier 1 capital at the holding company level, together with certain other restricted core capital elements, up to 25% of total capital (net of goodwill), and any excess as Tier 2 capital up to 50% of Tier 1 capital. At June 30, 2006, trust preferred securities represented 24.8% of the Company’s tier one capital and 23.1% of its total qualifying capital. Should future trust preferred issuances to increase holding company capital levels not be available to the same extent as currently, the Company could be required to raise additional equity capital, through the sale of common stock or other means, sooner than it would otherwise do so.

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement 140” (Statement 156).

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

Adoption of Statement 156 is required as of the beginning of fiscal years beginning subsequent to September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements.

The Company does not expect the adoption of Statement 156 at the beginning of 2007 to have a material impact.

Internet Access To Company Documents

The Company provides access to its SEC filings through the Bank’s Web site at www.vcbonline.com. After accessing the Web site, the filings are available upon selecting “about us/stock information/financial information.” Reports available include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed or furnished to the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 In the normal course of business, the Company is exposed to market risk, or interest rate risk, as its net income is largely dependent on its net interest income. Market risk is managed by the Company’s Asset/Liability Management Committee that formulates and monitors the performance of the Company based on established levels of market risk as dictated by policy. In setting tolerance levels, or limits on market risk, the Committee considers the impact on earnings and capital, the level and general direction of interest rates, liquidity, local economic conditions and other factors. Interest rate risk, or interest sensitivity, can be defined as the amount of forecasted net interest income that may be gained or lost due to favorable or unfavorable movements in interest rates. Interest rate risk, or sensitivity, arises when the maturity or repricing of interest-bearing assets differs from the maturing or repricing of interest-bearing liabilities and as a result of the difference between total interest-bearing assets and interest-bearing liabilities. The Company seeks to manage interest rate sensitivity while enhancing net interest income by periodically adjusting this asset/liability position; however in general the Company has maintained a fairly balanced sensitivity to changes in interest rates.

One of the tools used by the Company to assess interest sensitivity on a monthly basis is the static gap analysis that measures the cumulative differences between the amounts of assets and liabilities maturing or repricing within various time periods. It is the Company’s goal to limit the one-year cumulative difference, or gap, in an attempt to limit changes in future net interest income from changes in market interest rates. The following table shows a static gap analysis reflecting the earlier of the maturity or repricing dates for various assets, including prepayment and amortization estimates, and liabilities as of June 30, 2006. At that point in time, the Company had a cumulative net liability sensitive one-year gap position of $36.8 million, or a negative 2.19% of total interest-bearing assets.

This position would generally indicate that over a period of one-year net interest earnings should decrease in a rising interest rate environment as more liabilities would reprice than assets and should increase in a falling interest rate environment. However, this measurement of interest rate risk sensitivity represents a static position as of a single day and is not necessarily indicative of the Company’s position at any other point in time, does not take into account the differences in sensitivity of yields and costs of specific assets and liabilities to changes in market rates, and it does not take into account the specific timing of when changes to a specific asset or liability will occur. More accurate measures of interest sensitivity are provided to the Company using earnings simulation models.

	Interest Sensitivity Periods
	Within	91 to 365	Over 1 to 5	Over
At June 30, 2006	90 Days	Days	Years	5 Years	Total
(Dollars in thousands)
Interest Earning Assets
Securities, at amortized cost	$13,623	$27,402	$142,539	$24,795	$208,359
Interest bearing deposits in other banks	—	1,055	—	—	1,055
Loans held-for-sale	8,785	—	—	—	8,785
Loans, net of unearned income	617,465	230,565	551,239	68,296	1,467,565
Total interest earning assets	$639,873	$259,022	$693,778	$93,091	$1,685,764
Interest-bearing Liabilities
NOW accounts	$21,757	$21,757	$130,543	$—-	$174,057
Money market accounts	25,873	25,873	155,237	—	206,983
Savings accounts	2,116	2,116	12,696	—	16,928
Time deposits	198,985	495,013	130,532	100	824,630
Securities sold under agreement to repurchase and federal funds purchased	124,252	—	—	—	124,252
Trust preferred capital notes	—	18,000	—	25,000	43,000
Total interest-bearing liabilities	$372,983	$562,759	$429,008	$25,100	$1,389,850
Cumulative maturity / interest sensitivity gap	$266,890	$(36,847)	$227,923	$295,914	$295,914
As% of total earnings assets	15.83%	-2.19%	13.52%	17.55%

In order to more closely measure interest sensitivity, the Company uses earnings simulation models on a quarterly basis. These models utilize the Company’s financial data and various management assumptions as to balance sheet growth, interest rates, operating expense, and other non-interest income sources to forecast a base level of earnings over a one-year period. This base level of earnings is then shocked assuming a 200 basis points higher and lower level of interest rates over the forecasted period. The most recent earnings simulation model was run based on data as of June 30, 2006, and consistent with the Company’s belief from the static gap analysis that its balance sheet structure was liability sensitive at that time, the model projected that forecasted earnings over a one-year period would decrease by 1.99% if interest rates were to be 200 basis points higher than expected, and forecasted earnings to decrease by 1.34% if interest rates were to be 200 basis points lower than expected. Management believes the modeled results are consistent with the short duration of its balance sheet and given the many variables that effect the actual timing of when assets and liabilities will reprice. The Company has set a limit on this measurement of interest sensitivity to a maximum decline in earnings of 20%. Since the earnings model uses numerous assumptions regarding the effect of changes in interest rates on the timing and extent of repricing characteristics, future cash flows and customer behavior, the model cannot precisely estimate net income and the effect on net income from sudden changes in interest rates. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.             Legal Proceedings – None

Item 1A.   Risk Factors

There have been no material changes to the risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2005.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

(a)          Sales of Unregistered Securities.- None

(b)         Use of Proceeds.- Not Applicable.

(c)          Issuer Purchases of Securities.- None

Item 3.             Defaults Upon Senior Securities - None

Item 4.             Submission of Matters to a Vote of Security Holders

On April 26, 2006, the annual meeting of shareholders of the Company was held for the purpose of electing eight (8) directors to serve until the next annual meeting and until their successors are duly elected and qualified.

The name of each director elected at the meeting, and the votes cast for such persons, who constitute the entire Board of Directors in office following the meeting, are set forth below.

Name	For	Withheld	Broker Non-votes
Leonard Adler	11,946,827	312,505	none
Michael Anzilotti	11,472,366	786,966	none
Peter A. Converse	11,582,476	676,856	none
W. Douglas Fisher	11,852,896	406,436	none
David M. Guernsey	11,886,681	372,651	none
Robert H. L’Hommedieu	11,125,442	1,133,890	none
Norris E. Mitchell	11,851,711	407,621	none
Arthur L. Walters	11,851,205	408,127	none

Additionally, on April 26, 2006, at the annual meeting of shareholders, shareholders approved an amendment to the Articles of Incorporation of the Company increasing the number of authorized shares of common stock to 50 million. Results of the vote were 11,647,211 for, 601,236 against and 10,885 broker non-votes.

Item 5.             Other Information. –

(a)          Required 8-K Disclosures. None

(b)         Changes in Procedures for Director Nominations by Securityholders. None

Item 6.             Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of Virginia Commerce Bancorp, Inc., as amended (1)
3.2	Bylaws of Virginia Commerce Bancorp, Inc. (1)
4.1	Junior Subordinated Indenture, dated as of November 15, 2002 between Virginia Commerce Bancorp, Inc. and The Bank of New York, as Trustee (2)
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

4.9	Guarantee Agreement dated as of December 20, 2005, between Virginia Commerce Bancorp, Inc. and Wilmington Trust Company, as Guarantee Trustee (2)
10.1	1998 Stock Option Plan (3)
10.2	2003 VCBI Employee Stock Purchase Plan (4)
11	Statement Regarding Computation of Per Share Earnings See Note 4 to the Consolidated Financial Statements included in this report
21	Subsidiaries of the Registrant:
Virginia Commerce Bank-Virginia
VCBI Capital Trust I-Delaware
VCBI Capital Trust II-Delaware
VCBI Capital Trust III-Delaware
Subsidiaries of Virginia Commerce Bank:
Northeast Land and Development Corporation-Virginia
Virginia Commerce Insurance Agency, L.L.C.-Virginia
31(a)	Certification of Peter A. Converse, Chief Executive Officer
31(b)	Certification of William K. Beauchesne, Treasurer and Chief Financial Officer
32(a)	Certification of Peter A. Converse, Chief Executive Officer
32(b)	Certification of William K. Beauchesne, Treasurer and Chief Financial Officer

(1)	Incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006
(2)	Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation SK. The Company agrees to provide a copy of these documents to the Commission upon request.

(3)	Incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999
(4)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-109079)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2006	BY	/s/ Peter A. Converse
Peter A. Converse, Chief Executive Officer

Date: August 8, 2006	BY	/s/ William K. Beauchesne
William K. Beauchesne, Treasurer and Chief Financial Officer