Form 10-Q
period 2006-09-30
VIRGINIA COMMERCE BANCORP INC
filed 2006-11-09
CIK 1099305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2006

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

Indicate by check mark whether the registrant is a shell company as defined in Rule12b-2 of the Securities Exchange Act.    Yes  ☐   No  ☒

As of November 8, 2006, the number of outstanding shares of registrant’s common stock, par value $1.00 per share was: 21,516,873

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VIRGINIA COMMERCE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except per share data)

	Unaudited	Audited
	September 30,	December 31,
	2006	2005
Assets
Cash and due from banks	$34,406	$32,607
Interest-bearing deposits with other banks	1,066	1,035
Securities (fair value: 2006, $204,583, 2005, $172,102)	205,598	173,053
Federal funds sold	46,200	—
Loans held-for-sale	11,501	12,548
Loans, net of allowance for loan losses of $17,100 in 2006 and $13,821 in 2005	1,544,821	1,270,255
Bank premises and equipment, net	8,920	7,534
Accrued interest receivable	9,072	6,550
Other assets	16,523	14,843
Total assets	$1,878,107	$1,518,425
Liabilities and Stockholders’ Equity
Deposits
Demand deposits	$225,196	$188,554
Savings and interest-bearing demand deposits	407,103	349,566
Time deposits	935,184	705,386
Total deposits	$1,567,483	$1,243,506
Securities sold under agreements to repurchase	125,280	111,794
Trust preferred capital notes	44,344	44,344
Accrued interest payable	5,449	3,003
Other liabilities	2,792	3,960
Commitments and contingent liabilities	—	—
Total liabilities	$1,745,348	$1,406,607
Stockholders’ Equity
Preferred stock, $1.00 par, 1,000,000 shares authorized and unissued	$—	$—
Common stock, $1.00 par, 50,000,000 shares authorized, issued and outstanding 2006, 21,514,938; 2005, 14,049,602	21,515	14,050
Surplus	30,904	36,066
Retained earnings	81,312	63,239
Accumulated other comprehensive loss, net	(972)	(1,537)
Total stockholders’ equity	$132,759	$111,818
Total liabilities and stockholders’ equity	$1,878,107	$1,518,425

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands of dollars, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Interest and dividend income:
Interest and fees on loans	$30,063	$20,822	$83,529	$56,453
Interest and dividends on investment securities:
Taxable	2,195	1,472	5,792	4,168
Tax-exempt	60	60	180	178
Dividends	81	40	208	152
Interest on deposits with other banks	13	7	39	20
Interest on federal funds sold	125	264	624	416
Total interest and dividend income	$32,537	$22,665	$90,372	$61,387
Interest expense:
Deposits	$12,684	$7,386	$33,234	$18,357
Securities sold under agreements to repurchase and federal funds purchased	1,313	413	3,378	961
Other borrowed funds	290	—	506	374
Trust preferred capital notes	799	320	2,303	870
Total interest expense	$15,086	$8,119	$39,421	$20,562

Net interest income:	$17,451	$14,546	$50,951	$40,825
Provision for loan losses	1,420	950	3,380	2,812
Net interest income after provision for loan losses	$16,031	$13,596	$47,571	$38,013

Non-interest income:
Service charges and other fees	$779	$617	$2,390	$1,540
Non-deposit investment services commissions	191	137	418	332
Fees and net gains on loans held-for-sale	777	1,051	2,199	2,512
Other	97	93	283	276
Total non-interest income	$1,844	$1,898	$5,290	$4,660

Non-interest expense:
Salaries and employee benefits	$4,847	$4,284	$14,578	$12,423
Occupancy expense	1,448	1,197	4,004	3,211
Data processing expense	491	397	1,433	1,121
Other operating expense	1,765	1,517	5,214	4,425
Total non-interest expense	$8,551	$7,395	$25,229	$21,180

Income before taxes on income	$9,324	$8,099	$27,632	$21,493
Provision for income taxes	3,239	2,796	9,555	7,405
Net Income	$6,085	$5,303	$18,077	$14,088

Earnings per common share, basic (1)	$0.28	$0.25	$0.84	$0.67
Earnings per common share, diluted (1)	$0.27	$0.23	$0.80	$0.63

(1) Adjusted to give effect to a three-for-two stock split in the form of a 50% stock dividend paid May 2006.

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2006 and 2005
(In Thousands of Dollars)
(Unaudited)

					Accumulated
					Other		Total
	Preferred	Common		Retained	Comprehensive	Comprehensive	Stockholders’
	Stock	Stock	Surplus	Earnings	Income (Loss)	Income	Equity
Balance, January 1, 2005	$—	$11,046	$37,220	$43,577	$(519)		$91,324
Comprehensive Income:
Net Income				14,088		$14,088	14,088
Other comprehensive income (loss), unrealized holding losses arising during the period (net of tax of $237)					(442)	(442)	(442)
Total comprehensive income						$13,644
Issuance of common stock:
Stock options/warrants exercised	—	186	1,180	—	—		1,366
25% stock split paid May 2005	—	2,797	(2,797)	—	—		—
Cash paid in lieu of fractional shares	—	—	—	(5)	—		(5)
Balance, September 30, 2005	$—	$14,029	$35,603	$57,660	$(961)		$106,331

Balance, January 1, 2006	$—	$14,050	$36,066	$63,239	$(1,537)		$111,818
Comprehensive Income:
Net Income				18,077		$18,077	18,077
Other comprehensive income, unrealized holding gains arising during the period (net of tax of $304)					565	565	565
Total comprehensive income						$18,642
Issuance of common stock:
Stock options exercised	—	313	1,709	—	—		2,022
Stock option expense	—	—	177	—	—		177
Employee Stock Purchase Plan	—	6	98	—	—		104
50% stock split paid May 2006	—	7,146	(7,146)	—	—		—
Cash paid in lieu of fractional shares	—	—	—	(4)	—		(4)
Balance, September 30, 2006	$—	$21,515	$30,904	$81,312	$(972)		$132,759

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$18,077	$14,088
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,039	924
Provision for loan losses	3,380	2,812
Stock based compensation expense	177	—
Deferred tax benefit	(1,242)	(983)
Accretion of security discounts, net	(309)	(136)
Origination of loans held-for-sale	(129,090)	(151,445)
Sales of loans	127,939	146,469
Proceeds from gain on sale of loans	2,199	2,512
Changes in other assets and other liabilities:
Increase in accrued interest receivable	(2,522)	(1,438)
Increase in other assets	(743)	(502)
Increase in other liabilities	1,278	854
Net Cash Provided By Operating Activities	$20,183	$13,155

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans	$(277,946)	$(264,331)
Purchase of securities available-for-sale	(59,168)	(20,056)
Purchase of securities held-to-maturity	(7,100)	(10,081)
Proceeds from principal payments on securities available-for-sale	1,411	2,303
Proceeds from principal payments on securities held-to-maturity	3,714	3,218
Proceeds from calls and maturities of securities available-for-sale	27,082	13,175
Proceeds from calls and maturities of securities held-to-maturity	2,694	5,000
Purchase of bank premises and equipment	(2,425)	(1,770)
Net Cash Used In Investing Activities	$(311,738)	$(272,542)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$323,977	$260,666
Net increase in repurchase agreements	13,486	33,178
Net proceeds from issuance of capital stock	2,126	1,366
Cash paid in lieu of fractional shares	(4)	(5)
Net Cash Provided By Financing Activities	$339,585	$295,205

Net Increase In Cash and Cash Equivalents	48,030	35,818

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	33,642	17,792
CASH AND CASH EQUIVALENTS – END OF PERIOD	$81,672	$53,610

Supplemental Schedule of Noncash Investing Activities:
Unrealized gain (loss) on available-for-sale securities	$869	$(679)
Tax benefits on stock options and warrants exercised	742	809

Supplemental Disclosure of Cash Flow Information:
Taxes Paid	$11,675	$7,372
Interest Paid	36,975	19,197

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.                    General

The accompanying unaudited consolidated financial statements of Virginia Commerce Bancorp, Inc. and its subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions as of September 30, 2006 and December 31, 2005, the results of operations for the three and nine months ended September 30, 2006 and 2005, and statements of cash flows and changes in stockholders’ equity for the nine months ended September 30, 2006 and 2005. These statements should be read in conjunction with the Company’s annual report on Form 10-K for the period ended December 31, 2005.

Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or any other period.

2.                    Investment Securities

Amortized cost and fair value of securities available-for-sale and held-to-maturity as of September 30, 2006 are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-Sale:
U.S. Government Agency obligations	$149,216	$272	$(1,876)	$147,612
Domestic corporate debt obligations	6,000	55	—	6,055
Obligations of states and political subdivisions	1,343	53	—	1,396
Restricted stock:
Federal Reserve Bank	1,442	—	—	1,442
Federal Home Loan Bank	3,034	—	—	3,034
Community Bankers’ Bank	55	—	—	55
	$ 161,090	$ 380	$ (1,876)	$ 159,594
Held-to-Maturity:
U.S. Government Agency obligations	$ 36,642	$ 10	$ (897)	$ 35,755
Obligations of states and political subdivisions	9,362	46	(174)	9,234
	$ 46,004	$ 56	$ (1,071)	$ 44,989

Amortized cost and fair value of securities available-for-sale and held-to-maturity as of December 31, 2005 are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-Sale:
U.S. Government Agency obligations	$119,076	$44	$(2,496)	$116,624
Domestic corporate debt obligations	6,000	43	—	6,043
Obligations of states and political subdivisions	1,307	45	—	1,352
Restricted stock:
Federal Reserve Bank	1,442	—	—	1,442
Federal Home Loan Bank	2,277	—	—	2,277
Community Bankers’ Bank	55	—	—	55
	$130,157	$132	$(2,496)	$127,793

Held-to-maturity:
U.S. Government Agency obligations	$35,798	$29	$(898)	$34,929
Obligations of state and political subdivisions	8,963	59	(144)	8,878
Domestic corporate debt obligations	499	3	—	502
	$45,260	$91	$(1,042)	$44,309

The amortized cost of securities pledged as collateral for repurchase agreements, certain public deposits, and other purposes were $131.9 million and $92.8 million at September 30, 2006, and December 31, 2005, respectively.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Provided below is a summary of securities which were in an unrealized loss position at September 30, 2006, and December 31, 2005. Of the total securities in an unrealized loss position at September 30, 2006, 97.6%, or 42 positions, were U.S. Government Agency obligations with maturities ranging from three months to fourteen years. As the Company has the ability and intent to hold these securities until maturity, or until such time as the value recovers, no declines are deemed to be other-than-temporary. In addition, there has been no deterioration in the ratings for any of the securities.

	Less Than 12 Months		12 Months of Longer		Total
At September 30, 2006 (Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government Agency obligations	$12,755	$(60)	$79,757	$(1,816)	$92,512	$(1,876)
	$12,755	$(60)	$79,757	$(1,816)	$92,512	$(1,876)
Held-to-maturity:
U.S. Government Agency obligations	$1,515	$(18)	$28,948	$(879)	$30,463	$(897)
Obligations of states/political subdivisions	3,349	(30)	3,442	(144)	6,791	(174)
	$4,864	$(48)	$32,390	$(1,023)	$37,254	$(1,071)

	Less Than 12 Months		12 Months or Longer		Total
At December 31, 2005 (Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government Agency obligations	$42,157	$(424)	$73,006	$(2,072)	$115,163	$(2,496)
	$42,157	$(424)	$73,006	$(2,072)	$115,163	$(2,496)
Held-to-maturity:
U.S. Government Agency obligations	$34,140	$(898)	$—	$—	$34,140	$(898)
Obligations of states/political subdivisions	2,691	(22)	3,462	(122)	6,153	(144)
	$36,831	$(920)	$3,462	$(122)	$40,293	$(1,042)

3.       Loans

Major classifications of loans, excluding loans held-for-sale, are summarized as follows:

(Dollars in thousands)	September 30, 2006	December 31, 2005
Commercial	$164,438	$122,243
Real estate-one-to-four family residential	168,058	160,355
Real estate-multi-family residential	52,952	58,567
Real estate-non-farm, non-residential	679,359	559,866
Real estate-construction	495,052	380,997
Consumer	6,844	7,386
Total Loans	$1,566,703	$1,289,414

Less unearned income	4,782	5,338
Less allowance for loan losses	17,100	13,821
Loans, net	$1,544,821	$1,270,255

4.       Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of potentially dilutive common stock. As of September 30, 2006, there were 156,400 anti-dilutive stock options outstanding. The weighted average number of shares for both periods presented, have been adjusted to give effect to a three-for-two stock split in the form of a 50% stock dividend in May 2006. Potential dilutive common stock had no effect on income available to common stockholders.

	Three Months Ended				Nine Months Ended
	September 30, 2006		September 30, 2005		September 30, 2006		September 30, 2005
		Per		Per		Per		Per
		Share		Share		Share		Share
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Basic earnings per share	21,506,029	$0.28	21,040,035	$0.25	21,377,098	$0.84	21,003,174	$0.67
Effect of dilutive securities:
Stock options	1,182,844		1,491,759		1,275,916		1,463,608
Diluted earnings per share	22,688,873	$0.27	22,531,794	$0.23	22,653,014	$0.80	22,466,782	$0.63

5. Stock Compensation Plan

At September 30, 2006, the Company has a stock-based compensation plan. Through 2005, the Company accounted for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. As such, no stock-based compensation expense was reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. On December 29, 2005, the Company accelerated the vesting of all outstanding options under the plan in order to avoid a total of approximately $2.3 million in expense in future periods following the adoption of FASB Statement No. 123 (R) effective January 1, 2006, using the modified prospective method and as such, results for prior periods have not been restated. The following table illustrates the effect on net income and earnings per share for the nine months ended September 30, 2005, had the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, been adopted in 2005.

Nine Months Ended
(Dollars in thousands except per share amounts)	September 30, 2005
Net income, as reported	$14,088
Deduct: total stock-based employee compensation expense determined based on fair value method of awards, net of tax	(541)
Pro forma net income	$13,547

Basic earnings per share:
As reported	$0.67
Pro forma	$0.65

Diluted earning per share:
As reported	$0.63
Pro Forma	$0.60

Included in salaries and employee benefits expense for the nine months ended September 30, 2006, is $177 thousand of stock-based compensation expense which is based on the estimated fair value of 156,400 options granted during the period, amortized on a straight-line basis over a five year requisite service period.  As of September 30, 2006, there was $1.0 million remaining of total unrecognized compensation expense related to the 156,400 non-vested stock option awards which will be recognized over the remaining requisite service period.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2006, and 2005, respectively: price volatility of 21.91% and 21.98%, risk-free interest rates ranging from 4.42% to 4.75% for 2006, and 4.22% in 2005, dividend rate of  .00% and .02% and expected lives of 7.5 years in 2006, and 10 years in 2005.

During 2006, the Company took into consideration guidance under SFAS 123R and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions.  The weighted average expected option term for

2006 reflects the application of the simplified method set out in SAB 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

Stock option plan activity for the nine months ended September 30, 2006, adjusted to give effect to the three-for-two split in the form of a 50% stock dividend in May 2006,  is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Value of Unexercised In- The-Money Options (in thousands)
Outstanding at January 1, 2006	2,115,297	$5.0395
Granted	156,400	20.5887
Exercised	(434,195)	2.9279
Forfeited	(4,565)	18.3941
Outstanding at September 30, 2006	1,832,937	$6.8334	5.22	$28,178
Exercisable at September 30, 2006	1,679,537	$5.5765	4.84	$27,920

The total value of in-the-money options exercised during the nine months ended September 30, 2006, was $8.1 million.

6. Capital Requirements

A comparison of the Company’s and its wholly-owned subsidiary’s, Virginia Commerce Bank (the “Bank”) capital ratios as of September  30, 2006 with the minimum regulatory guidelines is as follows:

	Actual	Minimum Guidelines	Minimum to be “Well-Capitalized”
Total Risk-Based Capital:
Company	11.52%	8.00%	—
Bank	11.29%	8.00%	10.00%

Tier 1 Risk-Based Capital:
Company	10.50%	4.00%	—
Bank	7.72%	4.00%	6.00%

Leverage Ratio:
Company	9.91%	4.00%	—
Bank	7.31%	4.00%	5.00%

7.  Other Borrowed Money and Lines of Credit

The Bank maintains a $281.5 million line of credit with the Federal Home Loan Bank of Atlanta.  The interest rate and term of each advance from the line is dependent upon the advance and commitment type.  Advances on the line are secured by all of the Bank’s qualifying first liens, second liens and home equity lines-of-credit on one-to-four unit single-family dwellings.  As of September 30, 2006, the book value of these qualifying loans totaled approximately $93.4 million and the amount of available credit using this collateral was $58.1 million. Advances on the line of credit, in excess of this amount, require pledging of additional assets including other types of loans and investment securities. As of September 30, 2006, the Bank had no advances outstanding. The Bank has additional short-term lines of credit totaling $72.0 million with nonaffiliated banks at September 30, 2006, on which no amount was outstanding at that date.

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

9. Segment Reporting

In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” the Company has two reportable segments, its community banking operations and its mortgage banking division. Community banking operations, the major segment, involves making loans and gathering deposits from individuals and businesses in the Bank’s market area, while the mortgage banking division originates and sells mortgage loans, serving released, on one-to-four family residential properties.  Revenues from mortgage lending consist of interest earned on mortgage loans held-for-sale, loan origination fees, and net gains on the sale of loans in the secondary market. The Bank provides the mortgage division with short term funds to originate loans and charges it interest on the funds based on what the Bank earns on overnight funds. Expenses include both fixed overhead and variable costs on originated loans such as loan officer commissions, document preparation and courier fees. The following table presents segment information for the nine months ended September 30, 2006, and 2005. Eliminations consist of overhead and interest charges by the Bank to the mortgage lending division.

	Nine Months Ended September 30, 2006
(In thousands)	Community Banking	Mortgage Lending	Eliminations	Total
Interest income	$90,051	$321	$—	$90,372
Non-interest income	3,091	2,199	—	5,290
Total operating income	$93,142	$2,520	$—	$95,662

Interest expense	$39,421	$240	$(240)	$39,421
Provision for loan losses	3,380	—	—	3,380
Non-interest expense	23,239	2,034	(44)	25,229
Total operating expense	$66,040	$2,274	$(284)	$68,030
Income before taxes on income	$27,102	$246	$284	$27,632
Provision for income taxes	9,469	86	—	9,555
Net Income	$17,633	$160	$284	$18,077

Total Assets	$1,866,514	$11,593	$—	$1,878,107

	Nine Months Ended September 30, 2005
(In thousands)	Community Banking	Mortgage Lending	Eliminations	Total
Interest income	$60,939	$448	$—	$61,387
Non-interest income	2,148	2,512	—	4,660
Total operating income	$63,087	$2,960	$—	$66,047

Interest expense	$20,562	$253	$(253)	$20,562
Provision for loan losses	2,812	—	—	2,812
Non-interest expense	18,954	2,262	(36)	21,180
Total operating expense	$42,328	$2,515	$(289)	$44,554
Income before taxes on income	$20,759	$445	$289	$21,493
Provision for income taxes	7,249	156	—	7,405
Net Income	$13,510	$289	$289	$14,088

Total Assets	$1,436,931	$12,127	$—	$1,449,058

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

General

The following presents management’s discussion and analysis of the consolidated financial condition and results of operations of Virginia Commerce Bancorp, Inc. and subsidiaries (the “Company”) as of the dates and for the periods indicated. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto, and other financial data appearing elsewhere in this report. The Company is the parent bank holding company for Virginia Commerce Bank (the “Bank”), a Virginia state-chartered bank that commenced operations in May 1988. The Bank pursues a traditional community banking strategy, offering a full range of business and consumer banking services through twenty branch offices, two residential mortgage offices and two investment services offices.

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

Critical Accounting Policies

During the quarter ended September 30, 2006, there were no changes in the Company’s critical accounting policies as reflected in the last report.

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

The Company’s 1998 Stock Option Plan (the “Plan”), which is shareholder-approved, permits the grant of share options to its directors and officers for up to 2.0 million shares of common stock. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant, generally vest based on 5 years of continuous service and have 10-year contractual terms. The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model that currently uses historical volatility of the Company’s stock based on a 7.5 year expected term, before exercise, for the options granted, and a risk-free interest rate based on the U.S. Treasury curve in effect at the time of the grant to estimate total stock-based compensation expense. This amount is then amortized on a straight-line basis over the requisite service period, currently 5 years, to salaries and benefits expense. Changes in the expected outstanding term for all awards based on historical exercise behavior could affect the estimated value of future grants. See Note 5 to the Consolidated Financial Statements for additional information regarding the Stock Option Plan and related expense.

Results of Operations

For the nine months ended September 30, 2006, the Bank experienced strong growth in assets, loans and deposits, opened its twentieth branch location, and increased earnings by $4.0 million, or 28.3%, over the same period in 2005. Total assets increased $359.7 million, or 23.7%, from $1.52 billion at December 31, 2005, to $1.88 billion at

September 30, 2006, as deposits grew $324.0 million, or 26.1%, from $1.24 billion at December 31, 2005, to $1.57 billion. On a diluted per share basis, earnings for the nine months ended September 30, 2006, were $0.80 compared to $0.63 for the same period in 2005, an increase of 27.0%. The year-over-year increase was due to a 24.8% increase in net interest income and a 13.5% increase in non-interest income, while non-interest expense increased to a lesser extent.

Loans, net of the allowance for loan losses, increased $274.6 million, or 21.6%, from $1.27 billion at December 31, 2005, to $1.54 billion at September 30, 2006, and represented 98.5% of total deposits at September 30, 2006, compared to 102.1% at December 31, 2005. The majority of the growth in loans occurred in construction and non-farm, non-residential real estate loans with construction loans increasing $114.1 million, or 29.9%, from $381.0 million at December 31, 2005, to $495.1 million at September 30, 2006, and non-farm, non-residential real estate loans increasing by $119.5 million, or 21.3%, from $559.9 million at December 31, 2005, to $679.4 million. Commercial loans also experienced strong growth, rising $42.2 million, or 34.5%.

Total deposit growth of $324.0 million included an increase in demand deposits of $36.7 million, or 19.4%, from $188.6 million at December 31, 2005, to $225.2 million at September 30, 2006, an increase in savings and interest-bearing demand deposits of $57.5 million, and an increase in time deposits of $229.8 million, or 32.6%, from $705.4 million at December 31, 2005, to $935.2 million; however, time deposit growth included a $25 million no-penalty certificate opened for a local title company on the last day of the quarter that was closed, as expected, three days later. Excluding this deposit, year-to-date deposit growth was 24.0%. The majority of the Bank’s deposits are attracted from individuals and businesses in the Northern Virginia and the Metropolitan Washington, D.C. area, and the interest rates the Bank pays are generally near the top of the local market. The growth in time deposits in 2006 has been supported by special advertised rates for maturities ranging from six to thirteen months in order to help fund strong loan demand. Strong regional competition for deposits has necessitated “paying up” for deposit growth and contributed to a lower net interest margin. To somewhat offset this effect, management continues efforts to grow demand deposit, money market and savings account balances. As a result of this ongoing focus on growing demand account balances, repurchase agreements, which represent sweep funds of significant commercial demand deposit customers of the Bank, have increased $13.5 million, or 12.1%, from $111.8 million at December 31, 2005, to $125.3 million.

For the nine months ended September 30, 2006, net income of $18.1 million reflected an increase of 28.3% compared to $14.1 million for the nine months ended September 30, 2005, as net interest income increased $10.1 million, or 24.8%, due to strong loan growth as the net interest margin declined from 4.30% in 2005, to 4.16%, non-interest income rose $630 thousand, or 13.5%, on higher deposit account service charges, and non-interest expense increased $4.0 million, or 19.1%. Provisions for loan losses increased $568 thousand, or 20.2%, from $2.8 million for the nine months ended September 30, 2005, to $3.4 million for the nine months ended September 30, 2006, due to the high levels of loan growth, an increase in non-performing assets and past due loans, and an increase in other identified potential problem loans, which are classified as substandard. Diluted earnings per share, adjusted giving effect to a three-for-two stock split in the form of a 50% stock dividend in May 2006, of $0.80 were up $0.17, or 27.0%, from $0.63 for the comparable period in 2005. The Company’s annualized return on average assets and return on average equity were 1.43% and 19.80% for the current nine month period compared to 1.44% and 19.11% for the nine months ended September 30, 2005.

For the three months ended September 30, 2006, net income of $6.1 million increased $782 thousand, or 14.7%, compared to $5.3 million for the same period in 2005 as net interest income rose $2.9 million, again on strong loan growth as the margin declined from 4.21% to 4.01%, non-interest income was down $54 thousand on lower fees and net gains on loans held-for-sale, non-interest expenses were up $1.2 million, or 15.6%, and provisions for loan losses were up $470 thousand. Diluted earnings per share increased $0.04, or 17.4%, from $0.23 for the three months ended September 30, 2005, to $0.27 for the three month period ended September 30, 2006. The return on average assets and return on average equity were 1.35% and 18.72% for the three months ended September 30, 2006, compared to 1.48% and 20.35% for the same period in 2005. Overall, the increases in net income for both the three and nine month periods ending September 30, 2006, were due to a 20.0% and 24.8% increase in net interest income which offset higher provisions for loan losses and non-interest expenses.

Stockholders’ equity increased $21.0 million, or 18.7%, from $111.8 million at December 31, 2005, to $132.8 million at September 30, 2006, on earnings of $18.1 million, $2.3 million in proceeds and tax benefits from the exercise of stock options by Company directors and officers, and an increase of $565 thousand in other comprehensive income, net of tax. In May 2006, the Company paid a three-for-two stock split in the form of a 50% stock dividend increasing the number of shares outstanding to 21.5 million.

Net Interest Income

Net interest income is the excess of interest earned on loans and investments over the interest paid on deposits and borrowings. The Company’s net interest income increased $10.1 million, or 24.8%, from $40.8 million for the nine months ended September 30, 2005, to $50.9 million for the nine month period ended September 30, 2006, and increased $2.9 million, or 20.0%, from $14.5 million for the three months ended September 30, 2005, to $17.4 million for the three months ended September 30, 2006. Increases for both periods were due to significant growth in earning assets as the net interest margin declined from 4.21% in the third quarter of 2005 to 4.01% for the current three-month period and from 4.30% for the nine months ended September 30, 2005, to 4.16% year-to-date.

The Company’s yields on earning assets and costs of interest-bearing liabilities have continued to increase along with market interest rates since mid 2004. For the nine months ended September 30, 2006, the yield on earning assets increased 91 basis points from 6.46% for the nine months ended September 30, 2005, to 7.37% for the nine months ended September 30, 2006, while the average rate paid on interest-bearing liabilities rose 120 basis points from 2.67% to 3.87%. For the three month period ended September 30, 2006, the yield on earning assets increased 92 basis points to 7.47% and the cost of interest-bearing liabilities climbed 125 basis points to 4.15%.  The declines in the net interest margin are the result of significantly higher short-term rates on money market and time deposit accounts, a continuing shift of funds from lower rate interest-bearing checking accounts, and increasingly strong competition for deposits in the local market. Management expects the margin to decline further in the fourth quarter as the Bank continues to fund a strong loan pipeline with high rate deposits in this current environment and further expects the margin to range from 3.75% to 4.00% through 2007, depending on the direction of market rates and FOMC actions.

The following tables show the average balance sheets for each of the three months and nine months ended September 30, 2006 and 2005.  In addition, the amounts of interest earned on earning assets, with related yields on a tax-equivalent basis, and interest expense on interest-bearing liabilities, with related rates, are shown.  Loans placed on a non-accrual status are included in the average balances. Net loan fees and late charges included in interest income on loans totaled $1.1 million and $934 thousand for the three month period ended September 30, 2006 and 2005, respectively, and totaled $4.0 million and $2.9 million for the nine month periods.

	Three months ended September 30,
	2006			2005
(Dollars in thousands)	Average Balance	Interest Income- Expense	Average Yields /Rates	Average Balance	Interest Income- Expense	Average Yields /Rates
Assets
Securities (1)	$207,479	$2,336	4.54%	$170,267	$1,572	3.75%
Loans, net of unearned income	1,510,936	30,063	7.79%	1,171,406	20,822	6.96%
Interest-bearing deposits in other banks	1,060	13	5.03%	1,023	7	2.72%
Federal funds sold	9,567	125	5.11%	31,284	264	3.30%
Total interest-earning assets	$1,729,042	$32,537	7.47%	$1,373,980	$22,665	6.55%
Other assets	55,203			45,196
Total Assets	$1,784,245			$1,419,176

Liabilities and Stockholders’ Equity
Interest-bearing deposits:
NOW accounts	$165,986	$684	1.64%	$208,031	$889	1.70%
Money market accounts	214,004	1,977	3.66%	111,724	539	1.91%
Savings accounts	22,753	109	1.90%	20,811	28	0.54%
Time deposits	851,280	9,914	4.62%	693,421	5,930	3.39%
Total interest-bearing deposits	$1,254,023	$12,684	4.01%	$1,033,987	$7,386	2.83%
Securities sold under agreements to repurchase and federal funds purchased	125,358	1,313	4.15%	59,612	413	2.75%
Other borrowed funds	20,652	290	5.49%	—	—	—
Trust preferred capital notes	43,000	799	7.28%	18,000	320	6.95%
Total interest-bearing liabilities	$1,443,033	$15,086	4.15%	$1,111,599	$8,119	2.90%
Demand deposits and other liabilities	212,235			204,188
Total liabilities	$1,655,268			$1,315,787
Stockholders’ equity	128,977			103,389
Total liabilities and stockholders’ equity	$1,784,245			$1,419,176
Interest rate spread			3.32%			3.65%
Net interest income and margin		$17,451	4.01%		$14,546	4.21%

(1) Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders’ equity.  Average yields on securities are stated on a tax equivalent basis, using a 35% rate

	Nine months ended September 30,
	2006			2005
(Dollars in thousands)	Average Balance	Interest Income- Expense	Average Yields /Rates	Average Balance	Interest Income- Expense	Average Yields /Rates
Assets
Securities (1)	$192,212	$6,180	4.29%	$165,408	$4,498	3.62%
Loans, net of unearned income	1,429,660	83,529	7.81%	1,088,057	56,453	6.84%
Interest-bearing deposits in other banks	1,049	39	4.99%	1,017	20	2.61%
Federal funds sold	17,421	624	4.72%	17,467	416	3.14%
Total interest-earning assets	$1,640,342	$90,372	7.37%	$1,271,949	$61,387	6.46%
Other assets	54,029			37,838
Total Assets	$1,694,371			$1,309,787

Liabilities and Stockholders’ Equity
Interest-bearing deposits:
NOW accounts	$181,869	$2,250	1.65%	$207,538	$2,550	1.64%
Money market accounts	183,062	4,610	3.37%	106,802	1,354	1.69%
Savings accounts	19,490	157	1.08%	20,465	83	0.54%
Time deposits	810,467	26,217	4.32%	604,342	14,370	3.18%
Total interest-bearing deposits	$1,194,888	$33,234	3.72%	$939,147	$18,357	2.61%
Securities sold under agreement to repurchase and federal funds purchased	112,087	3,378	4.03%	54,611	961	2.35%
Other borrowed funds	13,004	506	5.13%	16,857	374	2.93%
Trust preferred capital notes	43,000	2,303	7.06%	18,000	870	6.37%
Total interest-bearing liabilities	$1,362,979	$39,421	3.87%	$1,028,615	$20,562	2.67%
Demand deposits and other liabilities	209,324			182,582
Total liabilities	$1,572,303			$1,211,197

Stockholders’ equity	122,068			98,590
Total liabilities and stockholders’ equity	$1,694,371			$1,309,787
Interest rate spread			3.50%			3.79%
Net interest income and margin		$50,951	4.16%		$40,825	4.30%

(1) Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders’ equity.  Average yields on securities are stated on a tax equivalent basis, using a 35% rate.

Allowance for Loan Losses / Provision for Loan Loss Expense

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. For the nine months ended September 30, 2006, the Bank realized a net charge-off of $101 thousand compared to a net charge-off of $18 thousand for the same period in 2005, while the provision for loan loss expense for the nine months ended September 30, 2006, was $3.4 million compared to $2.8 million in 2005. As a result, the total allowance for loan losses increased by $3.3 million, or 23.7%, from $13.8 million at December 31, 2005, to $17.1 million at September 30, 2006. This increase was due to total loan portfolio growth, an increase in non-performing assets and past due loans, and an increase in other identified potential problem loans, which are classified as substandard.  See “Risk Elements and Non-performing Assets” for additional discussion relating to the increase in non-performing assets and potential problem loans.

Management feels that the allowance for loan losses is adequate at September 30, 2006. However, there can be no assurance that additional provisions for loan losses will not be required in the future, including as a result of possible changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, on a national basis or in the Company’s market area, or changes in the circumstances of particular borrowers.

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

The following schedule summarizes the changes in the allowance for loan losses:

	Nine Months	Nine Months	Twelve Months
	Ended	Ended	Ended
	September 30, 2006	September 30, 2005	December 31, 2005
	(In Thousands of Dollars)

Allowance, at beginning of period	$13,821	$10,402	$10,402
Provision charged against income	3,380	2,812	3,772
Recoveries:
Consumer loans	45	6	9
Commercial loans	—	—	—
Losses charged to reserve:
Consumer loans	(45)	(4)	(21)
Commercial loans	(101)	(20)	(341)
Net (charge-offs) recoveries	(101)	(18)	(353)
Allowance, at end of period	$17,100	$13,196	$13,821

Ratio of net charge-offs to average loans outstanding during period	.01%	.00%	.03%
Allowance for loan losses to total loans	1.09%	1.09%	1.07%

Risk Elements and Non-performing Assets

Non-performing assets consist of non-accrual loans, impaired loans, restructured loans, and other real estate owned (foreclosed real properties).  For the nine months ended September 30, 2006, total non-performing assets and loans that are ninety days or more past due and still accruing interest increased $5.8 million from $2.0 million at December 31, 2005, to $7.8 million at September 30, 2006, and increased $4.9 million from $2.9 million at September 30, 2005. These increases were mostly due to one loan for $4.8 million which was over 90 days past due as of September 30, 2006. This loan represents a completed condo conversion financing in which certain unit settlements scheduled prior to quarter end were delayed due to administrative closing requirements. As a result, the ratio of non-performing assets and loans past due ninety days and still accruing to total assets increased from 0.13% at December 31, 2005, to 0.42% at September 30, 2006. As of the filing of this report, the $4.8 million loan is current and performing in accordance with its terms.

Other identified potential problem loans, for which management has identified risk factors that may result in them not being repaid in accordance with their terms, although well-secured and currently performing, also require  higher levels of reserves. These loans have increased from $3.0 million at September 30, 2005, among 6 borrowers, to $4.6 million at December 31, 2005, still among 6 borrowers and to $11.8 million at September 30, 2006, among 13 borrowers. Of this $11.8 million, $6.2 million of loans downgraded during the third quarter are to a single borrower in commercial subcontracting experiencing cash flow problems which relate to expansion of production capacity in anticipation of revenue increases which have not yet materialized.  The borrower has implemented a plan to reduce overhead to current operating levels and which is intended to resolve this situation.

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

Total non-performing assets consist of the following:

	September 30, 2006	September 30, 2005	December 31, 2005
	(In Thousands of Dollars)

Non-accrual loans	$341	$15	$14
Impaired loans	2,639	2,787	1,980
Total non-performing assets	$2,980	$2,802	$1,994
Loans past due 90 days and still accruing	4,818	100	7
Total non-performing assets and loans past due 90 days and still accruing	$7,798	$2,902	$2,001

As a percentage of total loans	0.50%	0.24%	0.15%
As a percentage of total assets	0.42%	0.20%	0.13%

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

At September 30, 2006, the Company had $1.2 billion, or 78.3%, of total loans concentrated in commercial real estate. Commercial real estate for purposes of this discussion includes all construction loans, loans secured by multi-family residential properties and loans secured by non-farm, non-residential properties. At December 31, 2005, commercial real estate loans were $999.4 million, or 77.5%, of total loans. Total construction loans of $495.1 million at September 30, 2006, represented 31.6% of total loans, loans secured by multi-family residential properties of $52.9 million represented 3.4% of total loans, and loans secured by non-farm, non-residential properties of $679.4 million  represented 43.4%.

Construction loans at September 30, 2006, included $341.6 million in loans to commercial builders of single family residential property and $19.1 million to individuals on single family residential property, representing 21.8% and 1.2% of total loans, respectively, and together representing 23.0% of total loans. These loans are made to a number of unrelated entities and generally have a term of twelve to eighteen months.  In addition the Company had $134.4 million of construction loans on non-residential commercial property at September 30, 2006, representing 8.6% of total loans. These total construction loans of $495.1 million include $201.9 million in land acquisition and or development loans on residential property and $68.0 million in land acquisition and or development loans on commercial property, together totaling $269.9 million, or 17.2% of total loans, and are up $58.1 million, or 27.4%, from $211.8 million at December 31, 2005. Adverse developments in the Northern Virginia real estate market or economy including substantial increases in mortgage interest rates, slower housing sales, and increased commercial property vacancy rates could have an adverse impact on these groups of loans and the Bank’s income and financial position. At September 30, 2006, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio.  An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

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

Under guidance proposed by the federal banking regulators, banks which have concentrations in construction, land development or commercial real estate loans (other than loans for majority owner occupied properties) would be expected to maintain higher levels of risk management and, potentially, higher levels of capital. At this time, there can be no assurance as to whether the proposed guidance will be adopted, the form or requirements of any final guidance, or the manner in which the guidance will be implemented.  It is possible that we may be required to maintain higher levels of capital than we would otherwise be expected to maintain as a result of our levels of construction, development and commercial real estate loans, which may require us to obtain additional capital.

Non-Interest Income

Non-interest income increased $630 thousand, or 13.5%, from $4.7 million for the nine months ended September 30, 2005, to $5.3 million for the same period ended September 30, 2006, with an $850 thousand increase in service charges due to a new overdraft protection program that was implemented at the beginning of the fourth quarter 2005, and an $86 thousand increase in investment services commissions, while fees and net gains on mortgage loans held-

for-sale were down $313 thousand.  For the three months ended September 30, 2006, non-interest income was down $54 thousand with again higher levels of service charges and investment services commissions, however, offset by a $274 thousand decline in fees and net gains on mortgage loans held-for-sale. Management expects improvement in both fees and net gains on residential mortgage loans and in non-deposit investment service commissions with the hiring of three additional mortgage lenders and one investment services representative in the third quarter.

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

Non-Interest Expense

For the nine months ended September 30, 2006, non-interest expense increased $4.0 million, or 19.1%, compared to the same period in 2005, and increased $1.2 million, or 15.6%, from $7.4 million for the three months ended September 30, 2005, to $8.6 million for the three months ended September 30, 2006. The year-over-year increases were due to the opening of the Bank’s nineteenth and twentieth branch locations in January and August 2006, the hiring of additional loan and business development officers and other staffing and facilities expansion to support the significant levels of loan and deposit growth. However, net interest income growth and containment of expenses associated with the two new branches and overall expansion, resulted in the efficiency ratio improving from 44.9% in the third quarter of 2005 to 44.3% for the current three-month period. Management expects higher expenses in the fourth quarter due to seasonal items and late third quarter hires and expects even higher expenses in 2007 with as many as seven new branch locations to be opened.

Provision for Income Taxes

The Company’s income tax provisions are adjusted for non-deductible expenses and non-taxable interest after applying the U.S. federal income tax rate of 35%.  The provision for income taxes totaled $3.2 million and $2.8 million for the three months ended September 30, 2006 and 2005, respectively, and totaled $9.6 million and $7.4 million for the nine month periods. The effects of non-deductible expenses and non-taxable income on the Company’s income tax provisions are minimal.

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

The Company measures total liquidity through cash and cash equivalents, securities available-for-sale, mortgage loans held-for-sale, other loans and investment securities maturing within one year, less securities pledged as collateral for repurchase agreements, public deposits and other purposes, and less any outstanding federal funds purchased.  These liquidity sources increased $112.6 million, or 27.7%, from $405.9 million at December 31, 2005, to $518.5 million at September 30, 2006, as the amount of loans and investment securities maturing within one-year increased.

Additional sources of liquidity available to the Company include the capacity to borrow funds through established short-term lines of credit with various correspondent banks, and the Federal Home Loan Bank of Atlanta. Available funds from these liquidity sources were approximately $353.5 million and $289.5 million at September 30, 2006, and December 31, 2005, respectively. The Bank’s line of credit with the Federal Home Loan Bank of Atlanta, which requires the pledging of collateral in the form of certain loans and/or securities, is $281.5 million of the $353.5 million in lines-of-credit as of September 30, 2006.

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

Commitments to extend credit, which amounted to $532.8 million at September 30, 2006, and $436.8 million at December 31, 2005, represent legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At September 30, 2006, and December 31, 2005, the Company had $27.3 million and $29.6 million, respectively, in outstanding standby letters of credit.

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

The capital position of the Bank continues to meet regulatory requirements.  The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios.  Tier 1 capital consists of common and qualifying preferred stockholders’ equity less goodwill.  Total risk-based capital consists of Tier 1 capital, qualifying subordinated debt, and a portion of the allowance for loan losses.  Risk-based capital ratios are calculated with reference to risk-weighted assets.  The leverage ratio compares Tier 1 capital to total average assets for the most recent quarter end.  The Bank’s Tier 1 risk-based capital ratio was 7.72% at September 30, 2006, compared to 8.12% at December 31, 2005.  The total risk-based capital ratio was 11.29% at September 30, 2006, compared to 12.27% at December 31, 2005. These ratios are in excess of the mandated minimum requirement of 4.00% and 8.00%, respectively. The Bank’s leverage ratio was 7.31% at September 30, 2006, compared to 7.45% at December 31, 2005, and is also in excess of the mandated minimum requirement of 4.00%. Based on these ratios, the Bank is considered “well capitalized” under regulatory prompt corrective action guidelines. The Company’s Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage ratio was 10.50%, 11.52% and 9.91%, respectively, at September 30, 2006. The declines in these capital ratios for the nine months ended June 30, 2006, was due to the significant level of growth in assets.  Both the Company’s and Bank’s capital positions reflect proceeds of the issuance of $43 million in trust preferred securities.

The ability of the Company to continue to grow is dependent on its earnings and the ability to obtain additional funds for contribution to the Bank’s capital, through borrowing, the sale of additional common stock, or through the issuance of additional trust preferred securities or other qualifying securities. In the event that the Company is unable to obtain additional capital for the Bank on a timely basis, the growth of the Company and the Bank may be curtailed, and the Company and the Bank may be required to reduce their level of assets in order to maintain compliance with regulatory capital requirements. Under those circumstances net income and the rate of growth of net income may be adversely affected. The Company believes that its current capital and access to sources of additional capital is sufficient to meet anticipated growth over the next year, although there can be no assurance.  As discussed under “Concentrations of Credit Risk”, future regulatory guidance may require the Company and/or Bank to maintain higher levels of capital as a result of the commercial real estate concentration in the loan portfolio.

The Federal Reserve has revised the capital treatment of trust preferred securities in light of recent accounting pronouncements and interpretations regarding variable interest entities, which have been read to encompass the subsidiary trusts established to issue trust preferred securities, and to which the Company issued subordinated debentures. As a result, the capital treatment of trust preferred securities has been revised to provide that in the future, such securities can be counted as Tier 1 capital at the holding company level, together with certain other restricted core capital elements, up to 25% of total capital (net of goodwill), and any excess as Tier 2 capital up to 50% of Tier 1 capital.  At September 30, 2006, trust preferred securities represented 24.3% of the Company’s tier one capital and 22.2% of its total qualifying capital.  Should future trust preferred issuances to increase holding company capital levels not be available to the same extent as currently, the Company could be required to raise additional equity capital, through the sale of common stock or other means, sooner than it would otherwise do so.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (SFAS 155). SFAS 155 permits fair value measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The Statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation.  SFAS 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives.  Finally, SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the implementation of SFAS 155 to have a material impact on its financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (SFAS 156).  SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into certain servicing contracts. The Statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.  SFAS 156 permits an entity to choose between the amortization and fair value methods for subsequent measurements.  At initial adoption, the Statement permits a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the implementation of SFAS 156 to have a material impact on its financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. The Interpretation prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect FIN 48 to have a material impact on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements but may change current practice for some entities.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the implementation of SFAS 157 to have a material impact on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  The funded status of a benefit plan will be measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation.  For any other postretirement plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.  The Statement also requires additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employers’ fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect the implementation of SFAS 158 to have a material impact on its financial statements.

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. These interpretations were issued to address diversity in practice and the potential under current practice for the build up of improper amounts on the balance sheet.  SAB 108 expresses the SEC staff’s view that a registrant’s materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements.  SAB 108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended.  Such correction may be made the next time the registrant files the prior year financial statements.  Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in SAB 108 in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year.  Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment.  The disclosure should also include when and how each error arose and the fact that the errors had previously been considered immaterial.  The SEC staff encourages early application of the guidance in SAB 108 for interim periods of the first fiscal year ending after November 15, 2006. The Company does not expect application of SAB 108 to have a material impact on its financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the Company is exposed to market risk, or interest rate risk, as its net income is largely dependent on its net interest income. Market risk is managed by the Company’s Asset/Liability Management Committee that formulates and monitors the performance of the Company based on established levels of market risk as dictated by policy. In setting tolerance levels, or limits on market risk, the Committee considers the impact on earnings and capital, the level and general direction of interest rates, liquidity, local economic conditions and other factors. Interest rate risk, or interest sensitivity, can be defined as the amount of forecasted net interest income that may be gained or lost due to favorable or unfavorable movements in interest rates. Interest rate risk, or sensitivity, arises when the maturity or repricing of interest-earning assets differs from the maturing or repricing of interest-bearing liabilities and as a result of the difference between total interest-earning assets and interest-bearing liabilities. The Company seeks to manage interest rate sensitivity while enhancing net interest income by periodically adjusting this asset/liability position; however in general the Company has maintained a fairly balanced sensitivity to changes in interest rates.

One of the tools used by the Company to assess interest sensitivity on a monthly basis is the static gap analysis that measures the cumulative differences between the amounts of assets and liabilities maturing or repricing within various time periods. It is the Company’s goal to limit the one-year cumulative difference, or gap, in an attempt to limit changes in future net interest income from changes in market interest rates. The following table shows a static gap analysis reflecting the earlier of the maturity or repricing dates for various assets, including prepayment and amortization estimates, and liabilities as of September 30, 2006. At that point in time, the Company had a cumulative net liability sensitive one-year gap position of $167.0 million, or a negative 9.14% of total interest-bearing assets.

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

	Interest Sensitivity Periods
At September 30, 2006	Within	91 to 365	Over 1 to 5	Over
(Dollars in thousands)	90 Days	Days	Years	5 Years	Total
Interest Earning Assets
Securities, at amortized cost	$12,080	$35,110	$134,937	$24,967	$207,094
Interest bearing deposits in other banks	1,066	—	—	—	1,066
Loans held-for-sale	11,501	—	—	—	11,501
Loans, net of unearned income	669,452	247,943	561,423	83,103	1,561,921
Federal funds sold	46,200	—	—	—	46,200
Total interest earning assets	$740,299	$283,053	$696,360	$108,070	$1,827,782
Interest Bearing Liabilities
NOW accounts	$19,473	$19,473	$116,840	$—	$155,786
Money market accounts	67,777	67,777	81,333	—	216,887
Savings accounts	10,759	10,759	12,912	—	34,430
Time deposits	178,366	672,718	84,100	—	935,184
Securities sold under agreement to repurchase	125,280	—	—	—	125,280
Trust preferred capital notes	18,000	—	—	25,000	43,000
Total interest bearing liabilities	$419,655	$770,727	$295,185	$25,000	$1,510,567
Cumulative maturity / interest sensitivity gap	$320,644	$(167,030)	$234,145	$317,215	$317,215
As % of total earnings assets	17.54%	(9.14)%	12.81%	17.36%

In order to more closely measure interest sensitivity, the Company uses earnings simulation models on a quarterly basis. These models utilize the Company’s financial data and various management assumptions as to balance sheet growth, interest rates, operating expense, and other non-interest income sources to forecast a base level of earnings over a one-year period. This base level of earnings is then shocked assuming a 200 basis points higher and lower level of interest rates over the forecasted period. The most recent earnings simulation model was run based on data as of September 30, 2006, and consistent with the Company’s belief from the static gap analysis that its balance sheet structure was liability sensitive at that time, the model projected that forecasted earnings over a one-year period would decrease by 2.76% if interest rates were to be 200 basis points higher than expected, and forecasted earnings to increase by 3.14% if interest rates were to be 200 basis points lower than expected.  Management believes the modeled results are consistent with the short duration of its balance sheet and given the many variables that affect the actual timing of when assets and liabilities will reprice. The Company has set a limit on this measurement of interest sensitivity to a maximum decline in earnings of 20%. Since the earnings model uses numerous assumptions regarding the effect of changes in interest rates on the timing and extent of repricing characteristics, future cash flows and customer behavior, the model cannot precisely estimate net income and the effect on net income from sudden changes in interest rates. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and

Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

4.6	Guarantee Agreement dated as of December 19, 2002, between Virginia Commerce Bancorp, Inc. and The Bank of New York, as Guarantee Trustee (2)
4.7	Junior Subordinated Indenture, dated as of December 20, 2005 between Virginia Commerce Bancorp, Inc. and Wilmington Trust Company, as Trustee, (2)
4.8	Amended and Restated Declaration of Trust, dated as December 20, 2005, between Virginia

Exhibit No.	Description
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

(1)                        Incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

(2)                        Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation SK.  The Company agrees to provide a copy of these documents to the Commission upon request.

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

Date: November 8, 2006	BY	/s/ Peter A. Converse
Peter A. Converse, Chief Executive Officer

Date: November 8, 2006	BY	/s/ William K. Beauchesne
William K. Beauchesne, Treasurer and Chief Financial Officer