Form 10-K
period 2006-12-31
VIRGINIA COMMERCE BANCORP INC
filed 2007-03-14
CIK 1099305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

Commission file number: 000-28635

Virginia Commerce Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Virginia	54-1964895
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5350 Lee Highway, Arlington, Virginia	22207
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: 703.534.0700

Securities registered under Section 12(b) of the Act:  Common Stock, $1.00 par value

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Section 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant’s Common Stock is traded on the Nasdaq Global Select Market under the symbol VCBI. The aggregate market value of the approximately 15,064,857 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on June 30, 2006 was approximately $360.0 million, based on the closing sales price of $23.90 per share on that date. For purposes of this calculation, the term “affiliate” refers to all directors, executive officers and 10% shareholders of the registrant.

As of the close of business on March 1, 2007, 21,713,976 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders, to be held on April 25, 2007, are incorporated by reference in part III hereof.

Form 10-K Cross Reference Sheet

The following shows the location in this Annual Report on Form 10-K or the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2007, of the information required to be disclosed by the United States Securities and Exchange Commission Form 10-K. References to pages only are to pages in this report.

PART I	Item 1.	Business. See “Business” at pages 55 through 64.

	Item 1A.	Risk Factors. See “Risk Factors” at pages 21 through 24.

	Item 1B.	Unresolved Staff Comments. None.

	Item 2.	Properties. See “Properties” at page 64.

Item 3.

Legal Proceedings. From time to time the Company is a participant in various legal proceedings incidental to its business. In the opinion of management, the liabilities (if any) resulting from such legal proceedings will not have a material effect on the financial position of the Company.

	Item 4.	Submission of Matters to a Vote of Security Holders. No matter was submitted to a vote of the security holders of the Company during the fourth quarter of 2006.

PART II	Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. See “Market Price of Stock and Dividends” at page 64.

	Item 6.	Selected Financial Data. See “Five Year Financial Summary” at page 3.

	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation” at pages 4 through 20.

	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk. See “Asset/Liability Management and Quantitative and Qualitative Disclosures About Market Risk” at page 9.

	Item 8.	Financial Statements and Supplementary Data. See Consolidated Financial Statements at pages 26 through 54.

	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.

	Item 9A.	Controls and Procedures. See “Controls and Procedures” at page 24 and “Management Report on Internal Control Over Financial Reporting” at page 25.

	Item 9B.	Other Information. None

PART III	Item 10.

Directors, Executive Officers and Corporate Governance. The information required by Item 10 is incorporated by reference from the material under the captions “Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement. The Company has adopted a code of ethics that applies to its Chief Executive Officer and Chief Financial Officer. A copy of the code of ethics will be provided to any person, without charge, upon written request directed to Lynda Cornell, Assistant to the Chief Executive Officer, Virginia Commerce Bancorp, Inc., 5350 Lee Highway, Arlington, Virginia 22207.

Item 11.

Executive Compensation. The information required by Item 11 is incorporated by reference from the material under the caption “Executive Officer Compensation and Certain Transactions” in the Proxy Statement.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. The information required by Item 12 is incorporated by reference from the material under the caption “Voting Securities and Principal Holders Thereof” in the Proxy Statement, and included under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” at page 65 hereof.

Item 13.

Certain Relationships and Related Transactions and Director Independence. The information required by Item 13 is incorporated by reference from the material under the captions “Election of Directors” and “Transactions with Management and Related Parties” in the Proxy Statement.

Item 14.

Principal Accountant Fees and Services. The information required by Item 14 is incorporated by reference from the material under the caption “Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV	Item 15.	Exhibits and Financial Statement Schedules. See “Financial Statements and Exhibits” at page 67.

FIVE YEAR FINANCIAL SUMMARY

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share amounts)
Selected Year-End Balances
Total assets	$1,949,082	$1,518,425	$1,139,353	$881,694	$663,457
Total stockholders’ equity	139,851	111,818	91,324	55,092	41,850
Total loans (net)	1,629,827	1,270,255	925,782	654,851	516,900
Total deposits	1,605,941	1,243,506	970,968	773,511	566,996
Summary Results of Operations
Interest income	$125,292	$86,478	$57,998	$45,968	$38,998
Interest expense	56,487	29,811	16,331	13,893	14,128
Net interest income	$68,805	$56,667	$41,667	$32,075	$24,870
Provision for loan losses	4,406	3,772	2,989	1,575	1,678
Net interest income after provision for loan losses	$64,399	$52,895	$38,678	$30,500	$23,192
Non-interest income	7,323	6,676	5,759	7,746	5,593
Non-interest expense	34,289	29,466	22,807	20,820	17,217
Income before taxes	$37,433	$30,105	$21,630	$17,426	$11,568
Income tax expense	12,925	10,438	7,401	5,880	3,892
Net income	$24,508	$19,667	$14,229	$11,546	$7,676
Per Share Data (1)
Net income, basic	$1.14	$0.93	$0.72	$0.63	$0.46
Net income, diluted	$1.08	$0.87	$0.66	$0.57	$0.41
Book value	$6.49	$5.31	$4.41	$2.99	$2.39
Average number of shares outstanding:
Basic	21,455,239	21,016,032	19,818,932	18,250,208	16,686,362
Diluted	22,685,748	22,483,714	21,495,254	19,951,070	18,736,562
Growth and Significant Ratios
% Change in net income	24.61%	38.22%	23.24%	50.42%	64.54%
% Change in assets	28.36%	33.27%	29.22%	32.89%	35.53%
% Change in loans (net)	28.31%	37.21%	41.37%	26.69%	30.82%
% Change in deposits	29.15%	28.07%	25.53%	36.42%	39.34%
% Change in equity	25.07%	22.44%	65.77%	31.64%	59.61%
Equity to asset ratio	7.18%	7.36%	8.02%	6.25%	6.31%
Return on average assets	1.40%	1.45%	1.39%	1.47%	1.32%
Return on average equity	19.51%	19.44%	19.28%	23.71%	23.06%
Average equity to average assets	7.19%	7.47%	7.22%	6.21%	5.71%
Efficiency ratio (2)	45.04%	46.52%	48.01%	52.17%	56.52%

(1)                                  Adjusted for all years presented giving retroactive effect to a five-for-four stock split in the form of a 25% stock dividend in 2002, a two-for-one split in the form of a 100% stock dividend in 2003, five-for-four stock splits in the form of 25% stock dividends in 2004 and 2005, and a three-for-two stock split in the form of a 50% stock dividend in 2006.

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

Non-GAAP Presentations

This management’s discussion and analysis refers to the efficiency ratio, which is computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income. This is a non-GAAP financial measure that we believe provides investors with important information regarding our operational efficiency. Comparison of our efficiency ratio with those of other companies may not be possible because other companies may calculate the efficiency ratio differently. The Company, in referring to its net income, is referring to income under accounting principles generally accepted in the United States, or “GAAP.”

General

The following presents management’s discussion and analysis of the consolidated financial condition and results of operations of Virginia Commerce Bancorp, Inc. and subsidiaries (the “Company”) as of the dates and for the periods indicated. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto, and other financial data appearing elsewhere in this report. The Company is the parent bank holding company for Virginia Commerce Bank (the “Bank”), a Virginia state-chartered bank that commenced operations in May 1988. The Bank pursues a traditional community banking strategy, offering a full range of business and consumer banking services through twenty branch offices, two residential mortgage offices and one investment services office.

Headquartered in Arlington, Virginia, Virginia Commerce serves the Northern Virginia suburbs of Washington, D.C., including Arlington, Fairfax, Fauquier, Loudoun and Prince William Counties and the cities of Alexandria, Fairfax, Falls Church, Manassas and Manassas Park. Its service area also covers, to a lesser extent, Washington, D.C. and the nearby Maryland counties of Montgomery and Prince Georges. The Bank’s customer base includes small-to-medium sized businesses including firms that have contracts with the U.S. government, associations, retailers and industrial businesses, professionals and their firms, business executives, investors and consumers. Additionally, the Bank has strong market niches in commercial real estate and construction lending and operates its residential mortgage lending division as its only business segment. Over the past five years, the Company has experienced significant growth in total assets, loans, deposits and net income.

Critical Accounting Policies

During the year ended December 31, 2006, there were no changes in the Company’s critical accounting policies as reflected in the last report.

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

Our allowance for loan losses has three basic components:  the specific allowance, the formula allowance and the unallocated allowance.  Each of these components is determined based upon estimates that can and do change when the actual events occur.  The specific allowance is used to individually allocate an allowance for loans identified as impaired. Impairment testing includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral.  These factors are combined to estimate the probability and severity of inherent losses.  When impairment is identified, then a specific reserve is established based on the Company’s calculation of the loss embedded in the individual loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment. The formula allowance is used for estimating the loss on internally risk rated loans exclusive of those identified as impaired. The loans meeting the criteria for substandard, doubtful and loss, as well as impaired loans are segregated from performing loans within the portfolio.  Internally classified loans are then grouped by loan type (commercial, commercial real estate, commercial construction, residential real estate, residential construction or installment). Each loan type is assigned an allowance factor based on management’s estimate of the associated risk, complexity and size of the individual loans within the particular loan category.  Classified loans are assigned a higher allowance factor than non-rated loans due to management’s concerns regarding collectibility or management’s knowledge of particular elements surrounding the borrower.  Allowance factors grow with the worsening of the internal risk rating. The unallocated formula is used to estimate the loss of non-classified loans. These un-criticized loans are also segregated by loan type and allowance factors are assigned by management based on delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of management, national and local economic trends, concentrations of credit, quality of the loan review system and the effect of external factors (i.e. competition and regulatory requirements). The factors assigned differ by loan type.  The unallocated allowance captures losses whose impact on the portfolio has occurred but has yet to be recognized in either the formula or specific allowance. Allowance factors and the overall size of the allowance may change from period to period based on management’s assessment of the above described factors and the relative weights given to each factor.  For further information regarding the allowance for loan losses see Notes 1 and 4 to the Consolidated Financial Statements and the discussion under the caption “Asset Quality – Provision and Allowance for Loan Losses” at page 12.

The Company’s 1998 Stock Option Plan (the “Plan”), which is shareholder-approved, permits the grant of share options to its directors and officers for up to 1.7 million shares of common stock. At the 2007 Annual Meeting of Shareholders, the shareholders are being asked to approve an amendment to the Plan to extend its term and to increase the number of shares subject to the Plan by 500,000. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant, generally vest based on 5 years of continuous service and have 10-year contractual terms. The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model that currently uses historical volatility of the Company’s stock based on a 7.5 year expected term, before exercise, for the options granted, and a risk-free interest rate based on the U.S. Treasury curve in effect at the time of the grant to estimate total stock-based compensation expense. This amount is then amortized on a straight-line basis over the requisite service period, currently 5 years, to salaries and benefits expense. Expected term is calculated using the simplified method identified in Staff Accounting Bulletin No. 107.  Changes in the expected outstanding term for all awards based on historical exercise behavior could affect the estimated value of future grants. See Notes 1 and 12 to the Consolidated Financial Statements for additional information regarding the Stock Option Plan and related expense.

Financial Performance Overview

For the year ended December 31, 2006, total assets increased $430.7 million, or 28.4%, from $1.52 billion at December 31, 2005, to $1.95 billion, with loans, net of the allowance for loan losses, increasing $359.6 million, or 28.3%, from $1.27 billion at December 31, 2005, to $1.63 billion at December 31, 2006. This growth in loans and total assets was fueled by an increase in total deposits of $362.4 million, or 29.2%, from $1.24 billion at December 31, 2005, to $1.60 billion, and a $37.1 million increase in repurchase agreements and federal funds purchased. Net income for the year ended December 31, 2006 was up $4.8 million, or 24.6%, from $19.7 million in 2005, to $24.5 million with a $12.1 million increase in net interest income, the Company’s primary source of revenue.

In 2005, total assets increased $379.1 million, or 33.3%, from $1.14 billion at December 31, 2004, to $1.52 billion, with loans increasing $344.5 million, or 37.2%, from $925.8 million at December 31, 2004, to $1.27 billion. As in 2006, the majority of the growth in loans and total assets was funded by increases in deposits, with total deposits rising $272.5 million, or 28.1%, from $971.0 million at December 31, 2004, to $1.24 billion at the end of 2005. Additional funding was provided by a $58.6 million increase in repurchase agreements and federal funds purchased and $25.0 million in proceeds from the issuance of trust preferred capital notes. Net income in 2005 was up $5.4 million, or 38.2%, from $14.2 million in 2004 to $19.7 million with growth in net-interest income again being the primary factor.

As noted, the Company achieved significant growth in loans in 2006. Loans are the Company’s major asset and as a result the major contributor to interest income. The majority of loan growth occurred in real estate mortgage loans, which rose $161.5 million, or 20.7%, from $778.8 million at December 31, 2005, to $940.3 million at December 31, 2006. Real estate construction loans represented the second largest dollar increase rising $134.0 million, or 35.2%, from $381.0 million at December 31, 2005, to $515.0 million, while a greater emphasis by the Company on commercial lending, beginning in 2004, contributed to a record level increase in commercial loans with total commercial loans increasing $68.3 million, or 55.9%, from $122.2 million at December 31, 2005, to $190.5 million at December 31, 2006. In 2005, growth by category was similar to what was achieved in 2006, with real estate mortgage loans increasing $173.4 million, real estate construction loans representing the second largest increase at $140.5 million, and commercial loans rising $33.5 million.

While loans are the Company’s major asset, deposits are the Company’s major source of funding and as a result the major contributor to interest expense. In 2006, deposits increased by $362.4 million, or 29.2%, with non-interest-bearing demand deposits decreasing by $1.6 million to $186.9 million, savings and interest-bearing demand deposits increasing $109.9 million, or 31.5%, and time deposits growing $254.1 million, or 36.0%, from $705.4 million at December 31, 2005, to $959.5 million. For the year ended December 31, 2005, deposit growth included a $40.5 million increase in non-interest-bearing demand deposits, a $17.2 million increase in savings and interest-bearing demand deposits, and a $214.9 million increase in time deposits. In addition to the strong growth in deposits, repurchase agreements which represent funds of numerous demand deposit customers of the Bank and fed funds purchased increased $37.1 million, or 33.2%, from $111.8 million at December 31, 2005, to $148.9 million at December 31, 2006, and increased $58.6 million, or 110.1%, in 2005.

The Company’s investment securities portfolio represents its second largest asset and contributor to interest income and is generally maintained as a primary source of liquidity. Particularly over the past two years as loan growth outpaced deposits. In 2006, the portfolio increased by $61.1 million, or 35.3%, from $173.1 million at December 31, 2005, to $234.2 million at December 31, 2006, with growth concentrated in U.S. Government Agency obligations. In 2005 the portfolio increased $9.9 million, or 6.0%, from $163.2 million at December 31, 2004, to $173.1 million, with growth again concentrated in U.S. Government Agency obligations.

For the year ended December 31, 2006, the Company achieved record earnings of $24.5 million, an increase of 24.6% compared to earnings of $19.7 million for the prior fiscal year as net interest income increased $12.1 million, or 21.4%, from $56.7 million in 2005, to $68.8 million in 2006, non-interest income increased $647 thousand, or 9.7%, from $6.7 million in 2005, to $7.3 million, while provisions for loan losses were up $634 thousand, and  non-interest expense rose 16.4%, from $29.5 million in 2005, to $34.3 million. As a result, the Company’s efficiency ratio, as defined, improved from 46.5% for the year ended December 31, 2005, to 45.0% in 2006. In 2005, earnings of $19.7 million increased $5.5 million, or 38.2%, compared to earnings of $14.2 million in 2004 with net interest income increasing $15.0 million, or 36.0%, non-interest income rising $917 thousand, or 15.9%, provisions for loan losses increasing $783 thousand, while non-interest expense rose $6.7 million, or 29.2%. For the year ended

December 31, 2004, earnings of $14.2 million, represented an increase of 23.2% compared to earnings of $11.5 million in 2003. On a diluted per share basis earnings were $1.08, $0.87, and $0.66 in 2006, 2005, and 2004, respectively, while the Company’s return on average assets was 1.40% for 2006, as compared to 1.45% in 2005 and 1.39% in 2004. Return on average equity was 19.51% in 2006, 19.44% in 2005, and 19.28% in 2004.

Stockholders’ equity increased by $28.0 million in 2006, or 25.1%, from $111.8 million at December 31, 2005, to $139.8 million, with earnings of $24.5 million and $2.4 million in proceeds and tax benefits from the exercise of stock options by Company directors and officers and the purchase of stock by Company employees under an Employee Stock Purchase Plan. In 2005, stockholders’ equity increased $20.5 million, or 22.4%, from $91.3 million at December 31, 2004, to $111.8 million, with earnings of $19.7 million and $1.7 million in proceeds and tax benefits from the exercise of stock options and warrants by Company directors and officers and the purchase of stock by Company employees under an Employee Stock Purchase Plan. The total number of common shares outstanding increased in 2006 by 7,510,651, with 7,146,064 shares issued due to a three-for-two stock split in the form of a fifty percent stock dividend in May 2006, 351,122 shares issued as a result of the exercise of stock options and warrants by Company directors and officers and 13,265 shares issued to employees under the Company’s Employee Stock Purchase Plan.

Net Interest Income

Net interest income is the excess of interest earned on loans and investments over the interest paid on deposits and borrowings and is the Company’s primary revenue source. Net interest income is thereby affected by overall balance sheet growth, changes in interest rates and changes in the mix of investments, loans, deposits and borrowings. In 2006, net interest income increased $12.1 million, or 21.4%, from $56.7 million in 2005, to $68.8 million due to the significant growth in loans as the net interest margin fell from 4.30% in 2005 to 4.07%. In 2005, net interest income increased $15.0 million, or 36.0%, from $41.7 million in 2004, to $56.7 million due again to significant loan growth and an increase in the net interest margin from 4.23% in 2004 to 4.30%. In 2004, net interest income increased $9.6 million, or 29.9%, from $32.1 million in 2003, to $41.7 million.

On June 30, 2004, the Federal Reserve began increasing the fed funds target rate from a historically low level of 1.00%, by 325 basis points to 4.25% by the end of 2005.  As a result, the Company’s yield on interest-earning assets increased from 5.89% in 2004 to 6.57% in 2005, while the cost of interest-bearing liabilities also increased from 2.03% in 2004 to 2.79% in 2005. The result was a decline in the interest rate spread; however, the overall net interest margin increased from 4.23% in 2004 to 4.30% in 2005, as the level of average earning assets to average interest bearing liabilities rose from 122.6% in 2004 to 123.5% in 2005.

In 2006, the Federal Reserve continued increasing the target rate another 100 basis points to 5.25%, and the Company’s yield on interest earning assets rose from 6.57% in 2005 to 7.41% in 2006. However, as the yield curve eventually inverted with higher short-term than long-term rates, funds began shifting from lower rate to higher rate accounts, and as competition for deposits in the local market intensified, the cost of interest-bearing liabilities increased to a greater extent from 2.79% in 2005 to 4.00% in 2006. As a result, the net interest margin fell from 4.30% in 2005 to 4.07% in 2006.

While local deposit rates have come down recently, competition does remain strong. This factor and expectations of no significant change in the yield curve, at least in the first half of 2007, will continue to pressure the net interest margin lower. Tables 1, 2 and 3 provide further information with regard to yields, costs, the changes in net interest income and associated risk.

TABLE 1: AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

The following table shows the average balance sheets for each of the years ended December 31, 2006, 2005, and 2004. In addition, the amounts of interest earned on earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, are shown.  Loans placed on a non-accrual status are included in the average balances. Net loan fees and late charges included in interest income on loans totaled $5.4 million, $4.0 million and $2.8 million for 2006, 2005, and 2004, respectively.

	2006			2005			2004
(Dollars in thousands)	Average Balance	Interest Income- Expense	Average Yields /Rates	Average Balance	Interest Income- Expense	Average Yields /Rates	Average Balance	Interest Income- Expense	Average Yields /Rates
Assets
Securities (1)	$199,658	$8,746	4.42%	$168,733	$6,167	3.70%	$159,833	$5,853	3.71%
Loans, net of unearned income	1,470,264	115,405	7.85%	1,128,801	79,614	7.05%	798,195	51,814	6.49%
Interest-bearing deposits in other banks	1,055	55	5.21%	1,020	30	2.95%	447	10	2.23%
Federal funds sold	21,972	1,086	4.94%	19,599	667	3.40%	27,748	321	1.16%
Total interest-earning assets	$1,692,949	$125,292	7.41%	$1,318,153	$86,478	6.57%	$986,223	$57,998	5.89%
Other assets	54,029			35,800			36,455
Total assets	$1,746,978			$1,353,953			$1,022,678
Liabilities & Stockholders’ Equity
Interest-bearing deposits
NOW accounts	$174,853	$2,880	1.65%	$207,053	$3,422	1.65%	$209,617	$2,789	1.33%
Money market accounts	195,482	6,879	3.52%	110,623	1,988	1.80%	119,963	1,667	1.39%
Savings accounts	26,934	608	2.26%	20,497	112	0.55%	20,255	111	0.55%
Time deposits	843,661	37,785	4.48%	633,572	20,910	3.30%	395,718	10,533	2.66%
Total interest-bearing deposits	$1,240,930	$48,152	3.88%	$971,745	$26,432	2.72%	$745,553	$15,100	2.03%
Securities sold under agreement to repurchase and federal funds purchased	118,092	4,730	4.01%	63,342	1,710	2.70%	39,962	325	0.81%
Other borrowed funds	9,726	506	5.20%	13,759	423	3.07%	733	15	2.00%
Trust preferred capital notes	43,000	3,099	7.21%	18,822	1,246	6.62%	18,000	891	4.95%
Total interest-bearing liabilities	$1,411,748	$56,487	4.00%	$1,067,668	$29,811	2.79%	$804,248	$16,331	2.03%
Demand deposits and other liabilities	209,642			185,134			144,617
Total liabilities	$1,621,390			$1,252,802			$948,865
Stockholders’ equity	125,588			101,151			73,813
Total liabilities and stockholders’ equity	$1,746,978			$1,353,953			$1,022,678
Interest rate spread			3.41%			3.78%			3.86%
Net interest income and margin		$68,805	4.07%		$56,667	4.30%		$41,667	4.23%

(1) Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders’ equity. Average yields on tax-exempt securities are stated on a tax equivalent basis, using a 35% rate for 2006, 2005 and 2004.

TABLE 2: RATE-VOLUME VARIANCE ANALYSIS

Interest income and expense are affected by changes in interest rates, by changes in the volumes of earning assets and interest-bearing liabilities, and by changes in the mix of these assets and liabilities.  The following analysis shows the year-to-year changes in the components of net interest income.

	2006 compared to 2005			2005 compared to 2004
	Increase/(Decrease) Due to		Total Increase/	Increase/(Decrease) Due to		Total Increase/
(Dollars in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income
Loans	$26,802	$8,989	$35,791	$23,318	$4,482	$27,800
Securities	1,368	1,211	2,579	335	(21)	314
Interest bearing deposits in other banks	2	23	25	17	3	20
Federal funds sold	131	288	419	(277)	623	346
Total interest income	$28,303	$10,511	$38,814	$23,393	$5,087	$28,480
Interest Expense
Interest-bearing deposits:
NOW accounts	$(531)	$(11)	$(542)	$(42)	$675	$633
Money market accounts	2,986	1,905	4,891	(168)	489	321
Savings accounts	145	351	496	1	—	1
Time deposits	9,404	7,471	16,875	6,414	3,963	10,377
Total interest-bearing deposits	$12,004	$9,716	$21,720	$6,205	$5,127	$11,332
Securities sold under agreement to repurchase and federal funds purchased	2,193	827	3,020	631	754	1,385
Other borrowed funds	(204)	287	83	400	8	408
Trust preferred capital notes	1,760	93	1,853	55	300	355
Total interest expense	$15,753	$10,923	$26,676	$7,291	$6,189	$13,480
Change in Net Interest Income	$12,550	$(412)	$12,138	$16,102	$(1,102)	$15,000

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

One of the tools used by the Company to assess interest sensitivity on a monthly basis is the static gap analysis that measures the cumulative differences between the amounts of assets and liabilities maturing or repricing within various time periods. It is the Company’s goal to limit the one-year cumulative difference, or gap, in an attempt to limit changes in future net interest income from changes in market interest rates. A static gap analysis is shown in Table 3 below, and reflects the earlier of the maturity or repricing dates for various assets, including prepayment and amortization estimates, and liabilities as of December 31, 2006. At that point in time, the Company had a cumulative net liability sensitive one-year gap position of $235.2 million, or a negative 12.43% of total interest-earning assets.

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

TABLE 3:  STATIC GAP ANALYSIS

	Interest Sensitivity Periods
At December 31, 2006	Within	91 to 365	Over 1 to 5	Over 5
(Dollars in thousands)	90 Days	Days	Years	Years	Total
Interest-earning Assets
Securities, at amortized cost	$19,696	$33,705	$149,240	$32,615	$235,256
Interest bearing deposits in other banks	—	1,079	—	—	1,079
Loans held-for-sale	7,796	—	—	—	7,796
Loans, net of unearned income	692,704	283,375	583,156	88,693	1,647,928
Total interest-earning assets	$720,196	$318,159	$732,396	$121,308	$1,892,059
Interest-bearing Liabilities
NOW accounts	$20,288	$20,288	$121,730	—	$162,306
Money market accounts	73,020	73,020	87,624	—	233,664
Savings accounts	19,852	19,851	23,822	—	63,525
Time deposits	267,903	612,426	79,178	—	959,507
Securities sold under agreements to repurchase and federal funds purchased	148,871	—	—	—	148,871
Trust preferred capital notes	—	18,000	—	25,000	43,000
Total interest-bearing liabilities	$529,934	$743,585	$312,354	$25,000	$1,610,873
Cumulative maturity / interest sensitivity gap	$190,262	$(235,164)	$184,878	$281,186	$281,186
As % of total interest-earning assets	10.06%	(12.43)%	9.77%	14.86%

In order to more closely measure interest sensitivity, the Company uses earnings simulation models on a quarterly basis. These models utilize the Company’s financial data and various management assumptions as to balance sheet growth, interest rates, operating expenses and other non-interest income sources to forecast a base level of earnings over a one-year period. This base level of earnings is then shocked assuming a 200 basis points higher and lower level of interest rates over the forecasted period.  The most recent earnings simulation model was run based on data as December 31, 2006, and consistent with the Company’s belief from its static gap analysis that its balance sheet structure was liability sensitive at that time, the model projected that forecasted earnings over a one-year period would decrease by 4.19% if interest rates were to be 200 basis points higher than expected, and forecasted earnings would increase by 5.47% if interest rates were to be 200 basis points lower than expected.

Management believes the modeled results are consistent with the short duration of its balance sheet and given the many variables that affect the actual timing of when assets and liabilities will reprice. The Company has set a limit on this measurement of interest sensitivity to a maximum decline in earnings of 20%. Since the earnings model uses numerous assumptions regarding the effect of changes in interest rates on the timing and extent of repricing characteristics, future cash flows and customer behavior, the model cannot precisely estimate net income and the effect on net income from sudden changes in interest rates. Actual results will differ from the simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

Non-Interest Income

The Company’s non-interest income sources include service charges and other fees on deposit accounts, fees and net gains from loans originated and sold through its mortgage lending division, commissions from non-deposit investment sales and increases in the cash surrender value of Bank owned life insurance policies. Non-interest income increased $647 thousand in 2006, or 9.7%, from $6.7 million in 2005 to $7.3 million, and increased $917 thousand, or 15.9%, from $5.8 million in 2004, to $6.7 million in 2005. In 2004, non-interest income decreased $1.9 million, or 25.6%, from $7.7 million in 2003, to $5.8 million.

Fees and net gains on mortgage loans held-for-sale accounted for the majority of the decrease in non-interest income in 2004 as lower interest rates and a strong local housing market pushed production levels to new highs in 2003, while in 2004 refinancing activity slowed considerably, and consequently fees and net gains on mortgage loans held-for-sale declined. In 2005, fees and net gains were mostly unchanged, rising only $77 thousand year-over-year, while in 2006 they declined $248 thousand.

The Company’s mortgage lending division began operations in 1999 and in its first two years originated an average of $76.7 million in mortgages for sale. Over the next three years as mortgage rates began to fall, refinancing and home purchases increased significantly with refinancing activity hitting record levels in 2003. As a result, mortgages originated for sale increased to $180.7 million in 2001, $207.8 million in 2002 and to a record level of $287.8 million in 2003. In 2004, due to lower levels of refinancing activity, originations fell to $175.9 million, while in 2005 that number increased to $202.3 million; however; pricing became more competitive and as noted above, fees and net gains were mostly unchanged.  In 2006 originations fell back to $174.9 million. Adverse changes in the local real estate market, consumer confidence, and interest rates, as well as increased competition could adversely impact the level of loans originated for sale, and the resulting fees and earnings thereon. The Company continues to try to expand the level of loans originated for sale and the resulting fees and net gains thereon, with the hiring of additional commission based loan officers and expanding its base of correspondents to enhance product offerings.

Service charges and other fees, which include monthly deposit account maintenance charges, overdraft fees, ATM fees and charges, debit card income, safe deposit box rents, merchant discount fee income, and lock-box service fees, increased $673 thousand, or 26.4%, from $2.6 million in 2005, to $3.2 million in 2006. In 2005, service charges and other fees were up $804 thousand, or 46.0%, from $1.7 million to $2.6 million, while in 2004 they were up $140 thousand, or 8.7%. The increase in 2005 and 2006 included $284 thousand and $767 thousand, respectively, in higher overdraft fees associated with a new overdraft protection program implemented in September 2005 for the majority of the Bank’s retail checking account customers, while in 2005 fees from lock-box operations were up $348 thousand as a result of increased activity in one customer account related to donations for Hurricane Katrina, and were subsequently down $301 thousand in 2006. Management expects service charges and other fees to continue higher, however, the year-over-year increases may not be what was experienced in 2006.

In an effort to improve non-interest income sources, the Company added non-deposit investment services, through a third party arrangement, in 2002. This new service provided for $427 thousand in additional income in 2004, $456 thousand in 2005 and $621 thousand in 2006. Continued improvement is expected in 2007.

Other non-interest income increased $57 thousand in 2006 to $418 thousand, was mostly unchanged in 2005, and increased by $89 thousand, or 33.6%, to $354 thousand in 2004. The majority of this income source is related to the purchase of $6 million in Bank owned life insurance policies in May 2003 and another $6.2 million in November 2006. These polices, which are recorded on the Company’s balance sheet under other assets, accounted for $309 thousand of the $418 thousand in other income in 2006, and $259 thousand of the $361 thousand in other income in 2005. The Company does not anticipate additional purchases of this insurance in 2007. Income from Bank owned life insurance is non-taxable.

Non-Interest Expense

Non-interest expense increased $4.8 million, or 16.4%, from $29.5 million in 2005, to $34.3 million in 2006, increased $6.7 million, or 29.2%, from $22.8 million in 2004 to $29.5 million in 2005, and increased $2.0 million, or 9.5%, from $20.8 million in 2003 to $22.8 million in 2004. Salaries and benefits accounted for $2.6 million, or 53.7%, of the total increase in non-interest expense in 2006, $3.8 million, or 57.7%, in 2005, and $916 thousand, or 46.1% in 2004. Commissions and incentive compensation associated with the significant increases in total loans and loans originated for sale, together with increased compensation and benefits expense associated with additional employees added due to overall growth and branch expansion were the reasons for the increases. The Company anticipates that salaries and benefits expense will continue to be the largest single factor in increased non-interest expenses in future periods due to branch expansion and overall growth. In addition, the Company expensed $257 thousand for incentive stock options granted in 2006 and that amount is expected to grow as grants continue in future years.

Occupancy expenses, which include rents, depreciation, maintenance on buildings, leaseholds and equipment, increased $969 thousand, or 21.6%, from $4.5 million in 2005, to $5.4 million in 2006, and increased $1.2 million, or 38.2%, in 2005. In 2004, occupancy expense was up only $50 thousand, or 1.6%. The increases in 2005 and 2006 were due to the opening of seven new branch locations between August 2004 and August 2006 and expanded office facilities for lending units and other back office support departments, while in 2004, occupancy expense was mostly unchanged as two new branch locations were opened in the later part of the year while depreciation expenses associated with older branch locations were reduced. Occupancy is expected to significantly increase again in 2007 with at least five new branch locations to be opened including two in Loudoun County, Virginia, and one in Centreville, Dumfries and Fredericksburg, Virginia.

Data processing expense increased by $401 thousand, or 25.8%, in 2006, increased by $239 thousand, or 18.2%, in 2005, and was up $75 thousand, or 6.1%, in 2004. These increases are consistent with overall growth in the total number of loan and deposit accounts processed.

Other operating expenses, which include advertising and public relations expenses, bank franchise taxes, legal and professional fees, insurance, telecommunications, supplies and postage, increased by $863 thousand, or 14.1%, from $6.1 million in 2005, to $7.0 million in 2006, and increased $1.3 million, or 28.0%, from $4.8 million in 2004 to $6.1 million in 2005. In 2004, other operating expenses increased $946 thousand, or 24.7%. The increases over the years are generally due to branch expansion and overall growth, with year-over-year increases in advertising, public relations and bank franchise tax expenses. In 2004, $239 thousand of the increase was due to one-time professional fees associated with initial Sarbanes/Oxley Section 404 compliance efforts. The Company expects other operating expenses will continue to increase in future periods as it expands its branch network and with expectations for the payment of FDIC insurance premiums in 2007. As a result, it is anticipated that the Company’s efficiency ratio will increase slightly in 2007.

Commencing in 2007, the Bank will be required to pay, along with all other depository institutions insured by the FDIC, deposit insurance premiums.  The Bank does not currently pay deposit insurance premiums.  The premium is expected to be in the range of 5-7 basis points on the Bank’s assessable deposit base.  While the Bank may seek to adjust interest rates paid on deposits to reflect the payment of premiums, competitive pressures may limit its ability to do so.  Institutions which are older and larger than the Bank may have substantial premium credits which may temporarily offset all or part of those institutions premium payments, which may enable them to more aggressively price deposits.  If the Bank is unable to price the deposit premium into deposit rates, the payment of premiums is likely to have an adverse affect on earnings.

Income Taxes

The Company’s income tax provisions are adjusted for non-deductible expenses and non-taxable interest after applying the U.S. federal income tax rate of 35%. The provision for income taxes totaled $12.9 million, $10.4 million and $7.4 million, for the years ended December 31, 2006, 2005 and 2004, respectively. The effects of non-deductible expenses and non-taxable interest on the Company’s income tax provisions are minimal. For further information regarding the provisions for income taxes see Note 8 to the Consolidated Financial Statements.

Asset Quality - Provision and Allowance For Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio.  In 2006, net charge-offs totaled $126 thousand compared to $353 thousand and $44 thousand in 2005 and 2004, respectively.  The provision for loan loss expense in 2006 was $4.4 million compared to $3.8 million in 2005 and $3.0 million in 2004. As a result the total allowance for loan losses increased $4.3 million, or 31.0%, from $13.8 million at December 31, 2005, to $18.1 million at December 31, 2006, increased $3.4 million, or 32.9%, in 2005 and increased 39.5% in 2004. These increases in the total allowance for loan losses are consistent with a 28.3% increase in loans in 2006, 37.2% in 2005, and 41.4% in 2004, as well as a $1.9 million increase in the level of non-performing loans from $2.0 million at December 31, 2005, to $3.9 million at December 31, 2006, and from $1.2 million at December 31, 2004, to $2.0 million at December 31, 2005.

The allowance has also increased as a percent of total loans from 1.07% at December 31, 2005, to 1.10% as of December 31, 2006, due to the increase in non-performing loans and a $7.0 million increase in other identified potential problem loans from $4.6 million at December 31, 2005, to $11.6 million at December 31, 2006.  See “Risk Elements and Non-Performing Assets” later in this discussion for more information on non-performing loans and other identified potential problem loans.

Management feels that the allowance for loan losses is adequate at December 31, 2006. However, there can be no assurance that additional provisions for loan losses will not be required in the future, including as a result of possible changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, on a national basis or in the Company’s market area, or changes in the circumstances of particular borrowers.

The Company generates a quarterly analysis of the allowance for loan losses, with the objective of quantifying portfolio risk into a dollar figure of inherent losses, thereby translating the subjective risk value into an objective number. Emphasis is placed on semi-annual independent external loan reviews and monthly internal reviews.  The determination of the allowance for loan losses is based on applying and summing the results of eight qualitative factors and one quantitative factor to each category of loans along with any specific allowance for impaired and adversely classified loans within the particular category. Each factor is assigned a percentage weight and that total weight is applied to each loan category. The resulting sum from each loan category is then combined to arrive at a total allowance for all categories. Factors are different for each loan category. Qualitative factors include: levels and trends in delinquencies and non-accruals, trends in volumes and terms of loans, effects of any changes in lending policies, the experience, ability and depth of management, national and local economic trends and conditions, concentrations of credit, quality of the Company’s loan review system, and regulatory requirements. The total allowance required thus changes as the percentage weight assigned to each factor is increased or decreased due to its particular circumstance, as the various types and categories of loans change as a percentage of total loans and as specific allowances are required due to an increase in impaired loans and adversely classified loans. For further information regarding the allowance for loan losses see Notes 1 and 4 to the Consolidated Financial Statements.

TABLE 4: PROVISION AND ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)	2006	2005	2004	2003	2002
Allowance, beginning of period	$13,821	$10,402	$7,457	$5,924	$4,356
Charge-Offs
Real estate loans	$—	$—	$—	$—	$—
Commercial loans	112	341	—	30	87
Consumer loans	77	21	62	26	68
Total charge-offs	$189	$362	$62	$56	$155
Recoveries
Real estate loans	$—	$—	$—	$—	$—
Commercial loans	—	—	12	2	5
Consumer loans	63	9	6	12	40
Total recoveries	$63	$9	$18	$14	$45
Net charge-offs	$126	$353	$44	$42	$110
Provision for loan losses	4,406	3,772	2,989	1,575	1,678
Allowance, end of period	$18,101	$13,821	$10,402	$7,457	$5,924
Ratio of net charges-offs to average total loans outstanding during period	0.01%	0.03%	0.01%	0.01%	0.02%

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

(Dollars in thousands)	2006	2005	2004	2003	2002
Allocation of allowance for loan losses:
Real estate – mortgage	$8,654	$7,298	$5,584	$4,188	$3,159
Real estate – construction	4,939	3,599	2,328	1,789	1,239
Commercial	4,449	2,865	2,422	1,434	1,469
Consumer	59	59	68	46	57
Balance, December 31,	$18,101	$13,821	$10,402	$7,457	$5,924
Ratio of loans to total year-end loans:
Real estate – mortgage	57%	60%	65%	67%	70%
Real estate – construction	31%	30%	25%	23%	21%
Commercial	11%	9%	9%	9%	8%
Consumer	1%	1%	1%	1%	1%
	100%	100%	100%	100%	100%

See Notes 1 and 4 to the Consolidated Financial Statements for additional information regarding the provision and allowance for loan losses.

Risk Elements and Non-Performing Assets

Non-performing assets consist of non-accrual loans, impaired loans, restructured loans, and other real estate owned (foreclosed properties). The total non-performing assets and loans that are 90 days or more past due and still accruing interest increased by $1.9 million, or 95.9%, from $2.0 million at year-end 2005 to $3.9 million at year-end 2006, and increased by $791 thousand, or 65.4%, from $1.2 million at year-end 2004. As a result, the level of non-performing assets and past due loans to total assets increased from .13% at December 31, 2005 and 2004, to .20% at December 31, 2006, but remains significantly below peer.

The Company expects its ratio of non-performing assets to remain low relative to its peers, however, the ratio could increase due to an aggregate of $11.6 million in other identified potential problem loans as of December 31, 2006, for which management has identified risk factors that may result in them not being repaid in accordance with their terms although the loans are generally well secured and are currently performing. At December 31, 2005, other identified potential problem loans were $4.6 million and they were $1.7 million at December 31, 2004. Of the total increase of $7.0 million in 2006, $6.2 million is related to a single borrower in commercial subcontracting experiencing cash flow problems which relate to expansion of production capacity in anticipation of revenue increases which have not yet materialized.  A plan to reduce overhead to current operating levels and curtail debt though the sale of non-operating assets has been implemented in an effort to resolve this situation.  See Notes 1 and 4 to the Consolidated Financial Statements for additional information regarding the Company’s non-performing assets.

Loans are placed in non-accrual status when in the opinion of management the collection of additional interest is unlikely or a specific loan meets the criteria for non-accrual status established by regulatory authorities.  No interest is taken into income on non-accrual loans.  Impaired loans are also on non-accrual status. A loan remains on non-accrual status until the loan is current as to both principal and interest or the borrower demonstrates the ability to pay and remain current, or both.

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

TABLE 6: NON-PERFORMING ASSETS

	December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002
Non-accrual loans	$10	$14	$18	$46	$1,943
Impaired loans	3,910	1,980	1,192	416	444
Restructured loans	—	—	—	875	—
Total non-performing assets	$3,920	$1,994	$1,210	$1,337	$2,387
Loans past due 90 days and still accruing	—	7	—	84	—
Total non-performing assets and past due loans	$3,920	$2,001	$1,210	$1,421	$2,387
Allowance for loan losses to total loans	1.10%	1.07%	1.11%	1.13%	1.09%
Allowance for loan losses to non-performing loans	461.76%	693.1%	859.7%	557.7%	248.2%
Non-performing assets and past due loans to total loans	0.24%	0.15%	0.13%	0.21%	0.44%
Non-performing assets and past due loans to total assets	0.20%	0.13%	0.11%	0.16%	0.36%

Loan Portfolio

The Bank’s lending activities are its principal source of income. Real estate loans, including residential permanents and construction, and commercial permanents, represent the major portion of the Bank’s loan portfolio. Loans, net of unearned income and the allowance for loan losses, increased $359.6 million, or 28.3%, from $1.27 billion at December 31, 2005, to $1.63 billion at December 31, 2006, and increased $344.5 million, or 37.2%, from $925.8 million at December 31, 2004, to $1.27 billion at year-end 2005. The increase in loans in 2006 included an increase in real estate mortgage loans of $161.5 million, or 20.7%, an increase in real estate construction loans of $134.0 million, or 35.2%, and an increase in commercial loans of $68.3 million, or 55.9%. In 2005 growth in loans by category was similar with real estate mortgage loans increasing $173.4 million, or 28.6%, real estate construction loans increasing $140.5 million, or 58.4%, and commercial loans increasing $33.5 million, or 37.8%. The majority of the increase in real estate mortgage loans is concentrated in non-farm non-residential properties for which the Bank has had a primary focus for years, while the majority of the increases in real estate construction loans are attributable to commercial builders of single-family housing. At December 31, 2006, $347.5 million of total real estate construction loans were to these commercial builders of single-family housing, $18.3 million were to individuals on single-family properties and $149.2 million were related to commercial properties. At December 31, 2005, $257.6 million of real estate construction loans were to commercial builders of single-family housing, $21.4 million were to individuals on single-family properties and $101.9 million were related to commercial properties. The Bank expects that real estate construction loans will continue to grow, but not at the pace experienced in 2005 and 2006, although there can be no assurance. The Bank has also increased its focus on commercial lending over the past two years with the hiring of several loan officers devoted to developing that lending area.

As noted above, the majority of the Bank’s loan portfolio consists of construction and commercial real estate loans.  At December 31, 2006, the Bank had $347.5 million of construction loans to commercial builders of single family housing in the Northern Virginia market, representing 21.0% of total loans. These loans are made to a number of unrelated entities and generally have a term of twelve to eighteen months.  Adverse developments in the Northern Virginia real estate market or economy could have an adverse impact on this portfolio of loans and the Company’s income and financial position.  In addition, the Bank had $689.1 million, or 41.7% of the loan portfolio at December 31, 2006, secured by non-farm non-residential properties. These loans represent obligations of a diversified pool of borrowers across numerous businesses and industries in the Northern Virginia market and include some loans that, although secured by commercial real estate, are commercial purpose loans made based on the financial condition of the underlying business. At December 31, 2006, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio.  An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Bank seeks to manage its concentrations of loans through the establishment of limits on the level of its various loan types to total loans and to total capital. For further information regarding concentrations of loans see Note 17 to the Consolidated Financial Statements.

Under recent guidance by the federal banking regulators, banks which have concentrations in construction, land development or commercial real estate loans (other than loans for majority owner occupied properties) would be expected to maintain higher levels of risk management and, potentially, higher levels of capital. It is possible that we may be required to maintain higher levels of capital than we would otherwise be expected to maintain as a result of our levels of construction, development and commercial real estate loans, which may require us to obtain additional capital.

Tables 7 and 8 present information pertaining to the composition of the loan portfolio including unearned income, the allowance for loan losses, and the maturity and repricing characteristics of selected loans.

TABLE 7: SUMMARY OF TOTAL LOANS

	December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002
Real estate - mortgage	$940,270	$778,788	$605,420	$444,411	$362,024
Real estate - construction	515,040	380,997	240,469	153,400	111,333
Commercial	190,527	122,243	88,725	61,178	44,559
Consumer	6,997	7,386	5,879	6,061	6,941
Total loans	$1,652,834	$1,289,414	$940,493	$665,050	$524,857
Less unearned income	4,906	5,338	4,309	2,742	2,033
Less allowance for loan losses	18,101	13,821	10,402	7,457	5,924
Loans, net	$1,629,827	$1,270,255	$925,782	$654,851	$516,900

TABLE 8: MATURITY/REPRICING SCHEDULE OF TOTAL LOANS

At December 31, 2006 (Dollars in thousands)	Real estate- mortgage	Real estate- construction	Commercial	Consumer	Total
Variable:
Within 1 year	$190,203	$390,230	$105,926	$2,151	$688,510
1-to-5 years	305,617	37,832	4,093	—	347,542
After 5 years	23,248	1,643	—	—	24,891
Total	$519,068	$429,705	$110,019	$2,151	$1,060,943
Fixed Rate:
Within 1 year	$28,257	$34,041	$10,284	$1,393	$73,975
1-to-5 years	116,629	27,371	48,996	3,156	196,152
After 5 years	276,316	23,923	21,228	297	321,764
Total	$421,202	$85,335	$80,508	$4,846	$591,891
Total Loans	$940,270	$515,040	$190,527	$6,997	$1,652,834

Investment Securities

The securities portfolio serves as a primary source of liquidity, is used as needed to meet certain collateral requirements, helps in the management of interest rate risk, and provides additional interest income. The securities portfolio consists of two components, securities held-to-maturity and securities available-for-sale. Securities are classified as held-to-maturity based on management’s intent and the Company’s ability, at the time of purchase, to hold such securities to maturity.  These securities are carried at amortized cost. Securities which may be sold in response to changes in market interest rates, changes in the securities’ prepayment risk, increased loan demand, general liquidity needs, and other similar factors are classified as available-for-sale and are carried at estimated fair value.

Total securities increased $61.1 million, or 35.3%, from $173.1 million at December 31, 2005, to $234.2 million at December 31, 2006, and increased $9.9 million, or 6.0%, from $163.2 million at December 31, 2004, to $173.1 million at December 31, 2005. Securities of U.S. Government Agencies represent the majority of the portfolio and have continued to shorten in terms of average maturity over the past two years.  Table 9 provides information regarding the composition of the securities portfolio and Table 10 details the maturities and weighted average yields (on a tax equivalent basis) at the dates indicated. See Note 2 to the Consolidated Financial Statements for additional information regarding the securities portfolio.

At December 31, 2006, there were no single issuers, other than issuers who are U.S. Government Agencies, whose securities owned by the Company had an aggregate book value of more than 10% of total stockholder’s equity of the Company.

TABLE 9: SECURITIES PORTFOLIO

	December 31,
	2006		2005		2004
(Dollars in thousands)	Book Value	Percent of total	Book Value	Percent of total	Book Value	Percent of total
Available-for-sale:
U.S. Government Agency obligations	$174,074	74.33%	$116,624	67.39%	$100,093	61.32%
U.S. Treasuries	—	0.00%	—	0.00%	9,930	6.08%
Domestic corporate debt obligations	6,055	2.59%	6,043	3.49%	6,020	3.69%
Obligations of states/political subdivisions	3,659	1.56%	1,352	0.78%	1,338	0.82%
Federal Reserve Bank stock	1,442	0.62%	1,442	0.83%	1,442	0.88%
Federal Home Loan Bank stock	3,034	1.30%	2,277	1.32%	1,761	1.08%
Community Bankers’ Bank stock	55	0.02%	55	0.03%	55	0.03%
	$188,319	80.41%	$127,793	73.84%	$120,639	73.90%

Held-to-maturity:
U.S. Government Agency obligations	$35,520	15.17%	$35,798	20.69%	$33,667	20.63%
Obligations of states/political subdivisions	10,364	4.43%	8,963	5.18%	8,433	5.17%
Domestic corporate debt obligations	—	0.00%	499	0.29%	493	0.30%
	$45,884	19.59%	$45,260	26.16%	$42,593	26.10%
	$234,203	100.00%	$173,053	100.00%	$163,232	100.00%

TABLE 10: MATURITY OF SECURITIES

	2006		2005		2004
At December 31,		Weighted Average		Weighted Average		Weighted Average
(Dollars in thousands)	Book Value	Yield	Book Value	Yield	Book Value	Yield
Maturing within one year	$36,246	3.49%	$25,708	2.58%	$14,944	1.91%
Maturing after one through five years	132,512	4.75%	92,673	3.78%	74,664	2.88%
Maturing after five through ten years	40,328	4.95%	34,741	4.73%	48,501	4.41%
Maturing after ten years	25,117	5.62%	19,931	5.30%	25,123	4.85%
	$234,203	4.67%	$173,053	3.97%	$163,232	3.55%

Deposits

The Company’s principal source of funds is deposit accounts comprised of demand deposits, savings and money market accounts, and time deposits. The majority of the Bank’s deposits are attracted from individuals and businesses in the Northern Virginia and the metropolitan Washington D.C. area, and the interest rates the Bank pays are generally near the top of the local market.

Total deposits increased $362.4 million, or 29.1%, from $1.24 billion at December 31, 2005, to $1.61 billion at December 31, 2006, and increased $272.5 million, or 28.1%, from $971.0 million at December 31, 2004, to $1.24 billion at December 31, 2005. In 2006, growth by deposit category included a 0.9% decrease in demand deposits, a 31.4% increase in savings accounts and interest-

bearing demand deposits and a 36.3% increase in time deposits. In 2005, growth included a 27.3% increase in demand deposits, a 5.2% increase in savings accounts and interest-bearing demand deposits and a 43.8% increase in time deposits. The Company attributes its growth in deposits to a strong and affluent local economy, the payment of interest rates at or near the highest in its market, and a strong emphasis on customer service.

In early 2004, due to historically low interest rates, many depositors held funds in lower rate savings and interest-bearing demand deposits. As interest rates started to climb in the second half of 2004, large sums started transferring out into higher rate accounts including time deposits, and this trend continued into 2005 and 2006. The growth in time deposits in 2006 was also supported by special advertised rates for maturities ranging from six to thirteen months, while the growth in savings and money market accounts were the result of new product offerings that were also supported by special advertised rates, as strong regional competition for deposits necessitated “paying up” for deposit growth to help fund strong loan demand. This competitive factor, high short-term interest rates, and as noted, the shift of funds from lower rate interest-bearing checking accounts, resulted in the average rate paid on interest-bearing deposits increasing 69 basis points in 2005, from 2.03% in 2004, to 2.72%, and rising 116 basis points from 2.72% for the year ended December 31, 2005, to 3.88% in 2006. Management expects these funding challenges will continue into 2007.

Table 11 details maturities of time deposits with balances of $100,000 or more, which represent 51.1% of total time deposits as of December 31, 2006, compared to 47.9% at December 31, 2005. Total time deposits represent 59.7% of total deposits as of December 31, 2006, compared to 56.7% at December 31, 2005. See Note 6 to the Consolidated Financial Statements and Tables 1 and 3 to this Management’s Discussion and Analysis for additional information regarding the maturities of time deposits and average rates paid on all interest-bearing deposits.

TABLE 11: MATURITIES OF TIME DEPOSITS WITH BALANCES $100,000 OR MORE

	December 31,
(Dollars in thousands)	2006	2005	2004
3 months or less	$151,876	$61,115	$29,899
3-6 months	127,637	41,648	23,399
6-12 months	182,081	165,738	123,054
Over 12 months	29,123	69,679	76,829
Total	$490,717	$338,180	$253,181

Short-Term Borrowings

Short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the business day following the date sold. These transactions are provided to several of the Bank’s demand deposit customers and are considered a core funding source of the Bank. Short-term borrowings also include Federal funds purchased, which are unsecured overnight borrowings from other financial institutions and are generally used to accommodate short-term liquidity needs.  Table 12 provides information on the balances and interest rates on short-term borrowings for the years ended December 31, 2006, 2005 and 2004 (dollars in thousands):

TABLE 12: SHORT-TERM BORROWINGS

At December 31,	2006	2005	2004
Securities sold under agreement to repurchase	$108,370	$84,791	$53,207
Federal funds purchased	40,501	27,003	—
Total	$148,871	$111,794	$53,207
Weighted interest rate at year end	4.29%	3.71%	1.72%

Averages for the year ended December 31,
Outstanding	$118,092	$63,342	$39,962
Interest rate	4.01%	2.70%	0.81%

Maximum month-end outstanding	$148,871	$111,794	$53,207

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

The Company measures total liquidity through cash and cash equivalents, securities available-for-sale, mortgage loans held-for-sale, other loans and investment securities maturing within one year, less securities pledged as collateral for repurchase agreements, public deposits and other purposes, and less any outstanding federal funds purchased.  These liquidity sources increased $138.4 million, or 34.1%, from $405.9 million at December 31, 2005, to $544.3 million at December 31, 2005, and increased $85.1 million, or 18.2%, from $320.8 million at December 31, 2004, to $405.9 million at December 31, 2005. These increases were due to higher levels of loans maturing within one-year as growth in investment securities slowed. Additional sources of liquidity available to the Bank include the capacity to borrow funds through established short-term lines of credit with various correspondent banks and the Federal Home Loan Bank of Atlanta. See Note 14 to the Consolidated Financial Statements for further information regarding these additional liquidity sources.

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

Both the Company’s and the Bank’s capital levels continue to meet regulatory requirements.  The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios.  Tier 1 capital consists of common and qualifying preferred stockholders’ equity, less goodwill, and for the Company includes certain minority interests relating to bank subsidiary issued shares, and a limited amount of restricted core capital elements.  Restricted core capital elements include qualifying cumulative preferred stock interests, certain minority interests in subsidiaries and qualifying trust preferred securities.  Total risk-based capital consists of Tier 1 capital, qualifying subordinated debt, and a portion of the allowance for loan losses, and for the Company, a limited amount of excess restricted core capital elements.  Risk-based capital ratios are calculated with reference to risk-weighted assets.  The leverage ratio compares Tier 1 capital to total average assets.  The Bank’s Tier 1 risk-based capital ratio was 7.83% at December 31, 2006, compared to 8.12% at December 31, 2005, and its total risk-based capital ratio was 11.34% at December 31, 2006, compared to 12.27% at December 31, 2005. These ratios are in excess of the mandated minimum requirement of 4.00% and 8.00%, respectively. The Bank’s leverage ratio was 7.18% at December 31, 2006, compared to 7.45% at December 31, 2005. The Company’s Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage ratio was 10.53%, 11.57%, and 9.61%, respectively, at December 31, 2006, compared to 10.97%, 12.42%, and 10.09% at December 31, 2005. The declines in these capital ratios in 2006, was due to the significant level of growth in assets. Both the Company’s and Bank’s capital positions reflect proceeds of the issuance of $43 million in trust preferred securities and the contribution of an equivalent amount to the Bank as subordinated debt.

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

The Federal Reserve has revised the capital treatment of trust preferred securities in light of recent accounting pronouncements and interpretations regarding variable interest entities, which have been read to encompass the subsidiary trusts established to issue trust preferred securities, and to which the Company issued subordinated debentures. As a result, the capital treatment of trust preferred securities has been revised to provide that in the future, such securities can be counted as Tier 1 capital at the holding company level, together with other restricted core capital elements, up to 25% of total capital (net of goodwill), and any excess as Tier 2 capital up to 50% of Tier 1 capital.  At December 31, 2006, trust preferred securities represented 23.4% of the Company’s Tier 1 capital and 21.3% of its total risk-based capital. Should future trust preferred issuances to increase holding company capital levels not be available to the same extent as currently, the Company may be required to raise additional equity capital, through the sale of common stock or other means, sooner than it would otherwise do so. See Note 15 to the Consolidated Financial Statements for further information regarding trust preferred securities.

Contractual Obligations

The Company has entered into certain contractual obligations including long term debt, operating leases and obligations under service contracts. The following table summarizes the Company’s contractual cash obligations as of December 31, 2006.

Table 13: Contractual Obligations

	Payments Due-By Period
(Dollars in thousands)	Total	Within One Year	Two To Three Years	Three To Five Years	After Five Years
Securities sold under agreements to repurchase and federal funds purchased	$148,871	$148,871	$—	$—	$—
Trust preferred securities and related capital notes	43,000	—	—	—	43,000
Operating leases	24,175	2,493	5,548	4,620	11,514
Data processing services	418	418	—	—	—
Total contractual cash obligations	$216,464	$151,782	$5,548	$4,620	$54,514

The obligation for data processing services represents estimates of early termination charges.  Of the $43.0 million of trust preferred securities and related capital notes shown as due after 5 years, $18.0 million become subject to redemption, at par, at the Company’s option, in November and December 2007. The table does not reflect deposit liabilities entered into in the ordinary course of the Company’s banking business.  At December 31, 2006, the Company had approximately $646.4 million of demand and savings deposits, exclusive of interest, which have no stated maturity or payment date.  The Company also had approximately $959.5 million of time deposits, exclusive of interest, the maturity distribution of which is set forth in Note 6 to the Consolidated Financial Statements. For additional information about the Company’s deposit obligations, see “Net Interest Income” and “Deposits” above.  The trust preferred securities exclude $1.3 million of capital notes held by the trusts that relate to the common securities of the issuing trusts, all of which are owned by the Company.  See Note 15 to the Consolidated Financial Statements for additional information regarding the trust preferred capital notes.

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

Since the beginning of 2001, our asset level has increased rapidly, including a 28.36% increase in 2006.  Our diluted earnings per share have grown at a compound annual rate of 32.2% from 2001 to 2006. We may not be able to sustain our historical rate of growth, or grow at all. Various factors, such as economic conditions, regulatory considerations and competition, may impede our rate of growth and our branch expansion, or may make future growth or branching less profitable or more expensive. If we experience a significant decrease in our rate of growth as compared to our historic rate of growth, our income, or our rate of income growth, may decline, and we may not be able to maintain or reduce our expense levels and efficiency ratio, which will adversely affect our results of operations and financial condition.

Our concentrations of loans may create a greater risk of loan defaults and losses.

We have a substantial amount of loans secured by real estate in the Northern Virginia/Washington, D.C. metropolitan area, and substantially all of our loans are to borrowers in that area.  We also have a significant amount of real estate construction loans and land related loans for residential and commercial developments. At December 31, 2006, 88.1% of our total loans were secured by real estate, primarily commercial real estate. Of these loans, $515 million, or 31.2% of total loans, were construction and land loans.  An additional 11.5% of total loans were commercial and industrial loans which are not secured by real estate. These loans have a higher risk of default than other types of loans, such as single family residential mortgage loans. In addition, the repayments of these loans, often depends on the successful operation of a business or the sale or development of the underlying property, and as a result are more likely to be adversely affected by adverse conditions in the real estate market or the economy in general. These concentrations expose us to the risk that adverse developments in the real estate market, or in the general economic conditions in the Northern Virginia/Washington, D.C. metropolitan area, could increase the levels of non-performing loans and charge-offs, and reduce loan demand. In that event, we would likely experience lower earnings or losses. Additionally, if, for any reason, economic conditions in the area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area’s economy, our ability to develop our business relationships may be diminished, the quality and collectibility of our loans may be adversely affected, the value of collateral may decline and loan demand may be reduced.  Additionally, under guidance from the banking agencies, we may be required to maintain higher levels of capital than we would otherwise be expected to maintain, and to employ greater risk management efforts, as a result of our real estate concentrations.

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

Due to the rapid growth of the Bank, a large portion of the loans in our loan portfolio and of our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because a large portion of our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

Our financial condition and results of operations would be adversely affected if our allowance for loan losses is not sufficient to absorb actual losses or if we are required to increase our allowance for loan losses.

We have historically enjoyed a low level of non-performing assets and net charge-offs, both in absolute dollars, as a percentage of loans and as compared to other banking institutions.  As a result of this historical experience, we have incurred lower loan loss provision expense, which has positively impacted our earnings. However, experience in the banking industry indicates that a portion of our loans will become delinquent, that some of our loans may only be partially repaid or may never be repaid and we may experience other losses for reasons beyond our control. Further, despite our underwriting criteria and historical experience, we may be particularly susceptible to losses due to: (1) the geographic concentration of our loans, (2) the concentration of higher risk loans, such as commercial real estate, construction and commercial and industrial loans, and (3) the relative lack of seasoning of certain of our loans.  As a result, there can be no assurance that we will be able to maintain our low levels of non-performing assets and charge-offs. Although we believe that our allowance for loan losses is maintained at a level adequate to absorb any inherent losses in our loan portfolio, these estimates of loan losses are necessarily subjective and their accuracy depends on the outcome of future events. If we need to make significant and unanticipated increases in our loss allowance in the future, our results of operations and financial condition would be materially adversely affected at that time.

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

We intend to seek further growth in the level of our assets and deposits and the number of our branches. Our plans for 2007 include the opening of at least five new branches, both within our existing footprint and to expand our footprint in Northern Virginia.  We cannot be certain as to our ability to manage increased levels of assets and liabilities, and an expanded branch system, without increased expenses and higher levels of non-performing assets.  We may be required to make additional investments in equipment and personnel to manage higher asset levels and loan balances and a larger branch network, which may adversely impact earnings, shareholder returns and our efficiency ratio.  Increases in operating expenses or non-performing assets may have an adverse impact on the value of our common stock.

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

Although our common stock is listed on the Nasdaq Global Select Market, and a number of brokers offer to make a market in the common stock on a regular basis, trading volume to date has been relatively light, averaging approximately 80,135 shares per day over the year ended December 31, 2006. There can be no assurance that an active and liquid market for the common stock can be maintained.  Accordingly, shareholders may find it difficult to sell a significant number of shares at the prevailing market price.

The number of shares owned by our directors and executive officers could make it more difficult to obtain approval for some matters submitted to shareholder vote, including mergers and acquisitions.

Our directors and executive officers and their affiliates own approximately 28.3% of the outstanding common stock. By voting against a proposal submitted to shareholders, the directors and officers, as a group, may be able to make approval more difficult for proposals requiring the vote of shareholders, such as some mergers, share exchanges, asset sales, and amendments to the Articles of Incorporation.  The results of the vote may be contrary to the desires or interests of the public shareholders.

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

Additionally, changes in applicable law, if enacted, including those that would permit banks to pay interest on checking and demand deposit accounts established by businesses, could have a significant negative effect on net interest income, net income, net interest margin, return on assets and return on equity. At December 31, 2006, 11.6% of our deposits were non-interest bearing demand deposits.

The requirement that the Bank commence paying deposit insurance premiums in 2007 may also adversely affect our results of operations. We do not currently pay any deposit insurance premiums. Payment of deposit insurance premiums may have an adverse effect on our earnings. This change or other legislative or regulatory developments could have a significant negative effect on our net interest income, net income, net interest margin, return on assets and return on equity.

Substantial regulatory limitations on changes of control and anti-takeover provisions of Virginia law may make it more difficult for you to receive a change in control premium.

With certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring more than 10% (5% if the acquiror is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct the management or policies of our company without prior notice or application to and the approval of the Federal Reserve. There are comparable prior approval requirements for changes in control under Virginia law. Also, Virginia corporate law contains several provisions that may make it more difficult for a third party to acquire control of us without the approval of our Board of Directors, and may make it more difficult or expensive for a third party to acquire a majority of our outstanding common stock.

CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Virginia Commerce Bancorp, Inc. (the “Company”) is responsible for the preparation, integrity and fair presentation of the consolidated financial statements included in this Annual Report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgments and estimates concerning the effects of events and transactions that are accounted for or disclosed.

Management is also responsible for establishing and maintaining an effective internal control over financial reporting.  The Company’s internal control over financial reporting includes those policies and procedures that pertain to the Company’s ability to record, process, summarize and report reliable financial data. The internal control system contains monitoring mechanisms, and appropriate actions are taken to correct identified deficiencies. Management believes that internal controls over financial reporting, which are subject to scrutiny by management and the Company’s internal auditors, support the integrity and reliability of the financial statements. Management recognizes that there are inherent limitations in the effectiveness of any internal control system, including the possibility of human error and the circumvention or overriding of internal controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. In addition, because of changes in conditions and circumstances, the effectiveness of internal control over financial reporting may vary over time.

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2006. This assessment was conducted based on the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission “Internal Control - Integrated Framework”. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2006. Management’s assessment concluded that there were no material weaknesses within the Company’s internal control structure.

The 2006 end of year consolidated financial statements have been audited by the independent accounting firm of Yount, Hyde & Barbour, P.C. (“YHB”). Personnel from YHB were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and Committees thereof.  Management believes that all representations made to the independent auditors were valid and appropriate. The resulting report from YHB accompanies the financial statements. YHB has also issued an attestation report on management’s assessment of the effectiveness of internal controls over financial reporting. That report has also been made a part of this Annual Report.

The Board of Directors of the Company, acting through its Audit Committee (the “Committee”), is responsible for the oversight of the Company’s accounting policies, financial reporting and internal control. The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of management. The Audit Committee is responsible for the appointment and compensation of the independent auditors and approves decisions regarding the appointment or removal of members of the internal audit function. The Committee meets periodically with management, the independent auditors, and the internal auditors to insure that they are carrying out their responsibilities. The Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting, and auditing procedures of the Company in addition to reviewing the Company’s financial reports. The independent auditors and the internal auditors have full and unlimited access to the Audit Committee, with or without the presence of the management of the Company, to discuss the adequacy of internal control over financial reporting, and any other matters which they believe should be brought to the attention of the Audit Committee.

/s/ Peter A. Converse	/s/ William K. Beauchesne
Chief Executive Officer	Chief Financial Officer

To the Shareholders and Board of Directors

Virginia Commerce Bancorp, Inc.

Arlington, Virginia

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Virginia Commerce Bancorp, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years ended December 31, 2006, 2005 and 2004.  We also have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting appearing under Item 9A, that Virginia Commerce Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Virginia Commerce Bancorp, Inc. and subsidiaries’ management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Virginia Commerce Bancorp, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, management’s assessment that Virginia Commerce Bancorp, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Furthermore, in our opinion, Virginia Commerce Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Winchester, Virginia

March 7, 2007

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share data)

	December 31,
	2006	2005
Assets
Cash and due from banks	$34,989	$32,607
Interest-bearing deposits with other banks	1,079	1,035
Securities (fair value: 2006, $233,401; 2005, $172,102)	234,203	173,053
Loans held-for-sale	7,796	12,548
Loans, net of allowance for loan losses of $18,101 in 2006 and $13,821 in 2005	1,629,827	1,270,255
Bank premises and equipment, net	9,273	7,534
Accrued interest receivable	9,315	6,550
Other assets	22,600	14,843
Total assets	$1,949,082	$1,518,425
Liabilities and Stockholders’ Equity
Deposits
Demand deposits	$186,939	$188,554
Savings and interest-bearing demand deposits	459,495	349,566
Time deposits	959,507	705,386
Total deposits	$1,605,941	$1,243,506
Securities sold under agreement to repurchase and federal funds purchased	148,871	111,794
Trust preferred capital notes	44,344	44,344
Accrued interest payable	5,923	3,003
Other liabilities	4,152	3,960
Commitments and contingent liabilities	—	—
Total liabilities	$1,809,231	$1,406,607
Stockholders’ Equity
Preferred stock, $1.00 par, 1,000,000 shares authorized and unissued	$—	$—
Common stock, $1.00 par, 50,000,000 shares authorized, issued and outstanding 2006, 21,560,253; 2005, 14,049,602	21,560	14,050
Surplus	31,231	36,066
Retained earnings	87,744	63,239
Accumulated other comprehensive loss, net	(684)	(1,537)
Total stockholders’ equity	$139,851	$111,818
Total liabilities and stockholders’ equity	$1,949,082	$1,518,425

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share data)

	Year Ended December 31,
	2006	2005	2004
Interest and dividend income:
Interest and fees on loans	$115,405	$79,614	$51,814
Interest and dividends on investment securities:
Taxable	8,225	5,726	5,479
Tax-exempt	245	238	250
Dividends	276	203	124
Interest on deposits with other banks	55	30	10
Interest on federal funds sold	1,086	667	321
Total interest and dividend income	$125,292	$86,478	$57,998
Interest expense:
Deposits	$48,152	$26,432	$15,100
Securities sold under agreement to repurchase and federal funds purchased	4,730	1,710	325
Other borrowed funds	506	423	15
Trust preferred capital notes	3,099	1,246	891
Total interest expense	$56,487	$29,811	$16,331
Net interest income	$68,805	$56,667	$41,667
Provision for loan losses	4,406	3,772	2,989
Net interest income after provision for loan losses	$64,399	$52,895	$38,678
Non-interest income:
Service charges and other fees	$3,226	$2,553	$1,749
Non-deposit investment services commissions	621	456	427
Fees and net gains on loans held-for-sale	3,058	3,306	3,229
Other	418	361	354
Total non-interest income	$7,323	$6,676	$5,759
Non-interest expense:
Salaries and employee benefits	$19,911	$17,321	$13,478
Occupancy expense	5,448	4,479	3,240
Data processing	1,954	1,553	1,314
Other operating expense	6,976	6,113	4,775
Total non-interest expense	$34,289	$29,466	$22,807
Income before taxes on income	$37,433	$30,105	$21,630
Provision for income taxes	12,925	10,438	7,401
Net income	$24,508	$19,667	$14,229
Earnings per common share, basic	$1.14	$0.93	$0.72
Earnings per common share, diluted	$1.08	$0.87	$0.66

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2003	$—	$7,860	$17,891	$29,354	$(13)		$55,092
Comprehensive Income:
Net Income 2004				14,229		$14,229	14,229
Other comprehensive income (loss), unrealized holding losses arising during the period (net of tax of $274)					(506)	(506)	(506)
Total comprehensive income						$13,723
Five-for-four stock split in form of a 25% stock dividend	—	2,206	(2,206)	—	—		—
Cash paid in lieu of fractional shares	—	—	—	(5)	—		(5)
Follow-on offering, net	—	891	20,915	—	—		21,806
Stock options/warrants exercised	—	83	449	—	—		532
Employee stock purchase plan	—	6	170	—	—		176
Balance, December 31, 2004	$—	$11,046	$37,219	$43,578	$(519)		$91,324
Comprehensive Income:
Net Income 2005				19,667		$19,667	19,667
Other comprehensive income (loss), unrealized holding losses arising during the period (net of tax of $548)					(1,018)	(1,018)	(1,018)
Total comprehensive income						$18,649
Five-for-four stock split in form of a 25% stock dividend	—	2,797	(2,797)	—	—		—
Cash paid in lieu of fractional shares	—	—	—	(6)	—		(6)
Stock options/warrants exercised	—	195	1,272	—	—		1,467
Employee stock purchase plan	—	12	211	—	—		223
Stock option expense	—	—	161	—	—		161
Balance, December 31, 2005	$—	$14,050	$36,066	$63,239	$(1,537)		$111,818
Comprehensive Income:
Net Income 2006				24,508		$24,508	24,508
Other comprehensive income, unrealized holding gains arising during the period (net of tax of $459)					853	853	853
Total comprehensive income						$25,361
Three-for-two stock split in form of a 50% stock dividend	—	7,146	(7,146)	—	—		—
Cash paid in lieu of fractional shares	—	—	—	(3)	—		(3)
Stock options exercised	—	351	1,823	—	—		2,174
Employee stock purchase plan	—	13	231	—	—		244
Stock option expense	—	—	257	—	—		257
Balance, December 31, 2006	$—	$21,560	$31,231	$87,744	$(684)		$139,851

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities:
Interest received	$122,132	$83,840	$57,076
Other income received	7,324	6,676	5,759
Net change in loans held-for-sale	4,753	(2,886)	(6,149)
Interest paid	(53,567)	(28,363)	(15,800)
Cash paid to suppliers and employees	(39,195)	(29,165)	(21,540)
Income tax benefit of stock options/warrants exercised	(812)	(914)	(279)
Income taxes paid	(13,531)	(10,370)	(7,530)
Net cash provided by operating activities	$27,104	$18,818	$11,537
Cash Flows from Investing Activities:
Proceeds from maturities and principal payments on securities held-to-maturity	$7,541	$9,519	$6,569
Proceeds from maturities and principal payments on securities available-for-sale	32,456	24,152	53,075
Purchases of securities held-to-maturity	(8,100)	(12,151)	(2,586)
Purchases of securities available-for-sale	(91,341)	(32,715)	(71,636)
Net increase in loans made to customers	(363,978)	(348,246)	(273,920)
Purchase of bank premises and equipment	(3,182)	(2,110)	(1,589)
Net cash used in investing activities	$(426,604)	$(361,551)	$(290,087)
Cash Flows from Financing Activities:
Net increase in demand, NOW, money market and savings accounts	$108,314	$57,672	$20,541
Net increase in time deposits	254,120	214,866	176,916
Net increase in securities sold under agreement to repurchase and federal funds purchased	37,077	58,587	22,320
Proceeds from issuance of trust preferred capital notes	—	25,774	—
Proceeds from exercise of stock options and warrants	2,418	1,690	708
Proceeds from issuance of capital stock	—	—	21,806
Cash paid in lieu of fractional shares	(3)	(6)	(5)
Net cash provided by financing activities	$401,926	$358,583	$242,286
Increase (decrease) in cash and cash equivalents	$2,426	$15,850	$(36,264)
Cash and Cash Equivalents:
Beginning	33,642	17,792	54,056
Ending	$36,068	$33,642	$17,792

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Reconciliation of net income to net cash provided by	Year Ended December 31,
operating activities:	2006	2005	2004
Net income	$24,508	$19,667	$14,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,443	1,268	1,087
Provision for loan losses	4,406	3,772	2,989
Stock based compensation expense	257	161	—
Deferred tax benefit	(1,580)	(1,196)	(1,051)
Amortization of security premiums and accretion of discounts, net	(395)	(193)	(189)
Origination of loans held-for-sale	(174,856)	(202,344)	(175,873)
Sale of loans	176,551	197,187	167,363
Proceeds from gain on sale of loans	3,058	2,271	2,361
Increase in other assets	(6,636)	(1,009)	(296)
Increase in other liabilities	193	231	1,119
Increase in accrued interest receivable	(2,765)	(2,445)	(733)
Increase in accrued interest payable	2,920	1,448	531
Net cash provided by operating activities	$27,104	$18,818	$11,537
Supplemental Schedule of Noncash Investing Activities:
Unrealized gain (loss) on securities	$1,312	$(1,566)	$(780)

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note 1. Nature of Banking Activities and Significant Accounting Policies

Business

On December 22, 1999, Virginia Commerce Bancorp, Inc. (the “Company”) became the holding company for Virginia Commerce Bank (the “Bank”). The Company acquired the Bank through a share exchange in which the stockholders of the Bank received one share of the Company for each share of the Bank. The exchange was a tax-free transaction for federal income tax purposes. The merger was accounted for on the same basis as a pooling-of-interests.

The Company provides loan and deposit products to commercial and retail customers in the Washington Metropolitan Area, with the primary emphasis on Northern Virginia. The loan portfolio is generally collateralized by assets of the customers and is expected to be re-paid from cash flows or proceeds from the sale of selected assets of the borrowers.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the Bank, VCBI Capital Trust I, VCBI Capital Trust II, VCBI Capital Trust III and Northeast Land and Investment Company.  In consolidation, all significant intercompany accounts and transactions have been eliminated. FASB Interpretation No. 46 (R) requires that the Company no longer eliminate through consolidation the equity investments in VCBI Capital Trust I, II and III, by the parent company, Virginia Commerce Bancorp, Inc, which approximated $1.3 million at December 31, 2006. The subordinated debt of the trusts is reflected as a liability of the Company, and the common securities of the trusts as an other asset.

Risks and Uncertainties

In its normal course of business, the Company encounters two significant types of risk: economic and regulatory.  There are three main components of economic risk: interest rate risk, credit risk and market risk.  The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice more rapidly or on a different basis than its interest-earning assets.  Credit risk is the risk of default on the Company’s loan portfolio that results from the borrowers’ inability or unwillingness to make contractually required payments.  Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

The determination of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions.  Management believes that, as of December 31, 2006, the allowance for loan losses is adequate based on information currently available.  A worsening or protracted economic decline or substantial increase in interest rates, would increase the likelihood of losses due to credit and market risks and could create the need for substantial increases to the allowance for loan losses.  The Company is subject to the regulations of various regulatory agencies, which can change significantly from year to year.  In addition, the Company undergoes periodic examinations by regulatory agencies, which may subject it to further changes based on the regulators’ judgments about information available to them at the time of their examination.

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

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or market, determined in the aggregate.  Market value considers commitment agreements with investors and prevailing market prices.  All loans originated by the Company’s mortgage banking division are pre-sold and held-for-sale to outside investors, servicing released. Gains and losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold.

Loans

The Company grants mortgage, commercial and consumer loans to customers.  A substantial portion of the loan portfolio is represented by real estate loans.  The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions of the Company’s market area.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. These factors are combined to estimate the probability and severity of inherent losses.  When impairment is identified, then a specific reserve is established based on the Company’s calculation of the loss embedded in the individual loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment. The formula allowance is used for estimating the loss on internally risk rated loans exclusive of those identified as impaired. The loans meeting the criteria for substandard, doubtful and loss, as well as impaired loans, are segregated from performing loans within the portfolio.  Internally classified loans are then grouped by loan type (commercial, commercial real estate, commercial construction, residential real estate, residential construction or installment).  Each loan type is assigned an allowance factor based on management’s estimate of the associated risk, complexity and size of the individual loans within the particular loan category.  Classified loans are assigned a higher allowance factor than non-rated loans due to management’s concerns regarding their collectibility or management’s knowledge of particular elements surrounding the borrower.  Allowance factors grow with the worsening of the internal risk rating.  The unallocated formula is used to estimate the loss of non-classified loans. These un-criticized loans are also segregated by loan type and allowance factors are assigned by management based on delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of management, national and local economic trends, concentrations of credit, quality of the loan review system and the effect of external factors (i.e. competition and regulatory requirements). The factors assigned differ by loan type.  The unallocated allowance captures losses whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowance. Allowance factors and the overall size of the allowance may change from period to period based on management’s assessment of the above described factors and the relative weights given to each factor. See Note 4 for information regarding the allowance for loan losses.

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

Advertising Cost

The Company follows the policy of charging the production costs of advertising to expense as incurred. Total advertising expense was $596 thousand, $545 thousand and $283 thousand in 2006, 2005 and 2004, respectively.

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

Stock Compensation Plan

At December 31, 2006, the Company has a stock-based compensation plan which is accounted for in accordance with
FAS No. 123 (R). Prior to 2006, the Company accounted for the plan under the recognition and measurement principles of APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, no stock-based compensation expense was reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. On December 29, 2005, the Company accelerated the vesting of all outstanding options under the plan in order to avoid a total of approximately $2.3 million in expense in future periods following the adoption of FASB Statement No. 123 (R) effective January 1, 2006, using the modified prospective method and as such, results for prior periods have not been restated. The following table illustrates the effect on net income and earnings per share for the twelve months ended December 31, 2005 and 2004 had the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” been adopted in 2005.

(Dollars in thousands except per share amounts)	2005	2004
Net income, as reported	$19,667	$14,229
Deduct: total stock-based employee compensation expense determined based on fair value method of awards, net of tax	(3,124)	(593)
Pro forma net income	$16,543	$13,636

Basic earnings per share:
As reported	$0.93	$0.72
Pro forma	$0.79	$0.69

Diluted earning per share:
As reported	$0.87	$0.66
Pro forma	$0.73	$0.63

See Note 12 to the Consolidated Financial Statements for further information regarding the Company’s stock-based compensation plan.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (SFAS 155).  SFAS 155 permits fair value measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.  The Statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133.  It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation.  SFAS 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives.  SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the implementation of SFAS 155 to have a material impact on its consolidated financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (SFAS 156).  SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into certain servicing contracts.  The Statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.  SFAS 156 permits an entity to choose between the amortization and fair value methods for subsequent measurements.  At initial adoption, the Statement permits a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights.  SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company does not expect the implementation of SFAS 155 to have a material impact on its consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109.  The Interpretation prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return that are not certain to be realized.  FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect FIN 48 to have a material impact on its consolidated  financial statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158).  SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  The Company does not have a defined benefit plan or post retirement plan and therefore, the statement will not have an impact on the Company’s consolidated financial statements.

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

In September 2006, the Emerging Issues Task Force issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 (if, in substance, a postretirement benefit plan exits) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the effect that EITF No. 06-4 will have on its consolidated financial statements when implemented.

In September 2006, The Emerging Issues Task Force issued EITF 06-5, “Accounting for Purchases of Life Insurance- Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4.” This consensus concludes that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. A consensus also was reached that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). The consensuses are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that EITF No. 06-5 will have on its consolidated financial statements when implemented.

Stockholders’ Equity

A three-for-two stock split in the form of a 50% stock dividend was declared on May 12, 2006.  This transaction was recorded by increasing common stock by $7.1 million and decreasing surplus by $7.1 million.

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

Note 2.  Securities

Amortized cost and fair value of the securities available-for-sale and held-to-maturity as of December 31, 2006 and 2005, are as follows (dollars in thousands):

December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale:
U.S. Government Agency obligations	$175,234	$329	$(1,489)	$174,074
Domestic corporate debt obligations	6,000	55	—	6,055
Obligations of states and political subdivisions	3,607	60	(8)	3,659
Restricted stock:
Federal Reserve Bank	1,442	—	—	1,442
Federal Home Loan Bank	3,034	—	—	3,034
Community Bankers’ Bank	55	—	—	55
	$189,372	$444	$(1,497)	$188,319
Held-to-maturity:
U.S. Government Agency obligations	$35,520	$21	$(705)	$34,836
Obligations of state and political subdivisions	10,364	56	(174)	10,246
	$45,884	$77	$(879)	$45,082

December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale:
U.S. Government Agency obligations	$119,076	$44	$(2,496)	$116,624
Domestic corporate debt obligations	6,000	43	—	6,043
Obligations of states and political subdivisions	1,307	45	—	1,352
Restricted stock:
Federal Reserve Bank	1,442	—	—	1,442
Federal Home Loan Bank	2,277	—	—	2,277
Community Bankers’ Bank	55	—	—	55
	$130,157	$132	$(2,496)	$127,793
Held-to-maturity:
U.S. Government Agency obligations	$35,798	$29	$(898)	$34,929
Obligations of state and political subdivisions	8,963	59	(144)	8,878
Domestic corporate debt obligations	499	3	—	502
	$45,260	$91	$(1,042)	$44,309

The amortized cost and fair value of the securities, including restricted stock, as of December 31, 2006 by contractual maturity, are shown below (dollars in thousands):

December 31, 2006	Amortized Cost	Fair Value
Available-for-sale:
Due within one year	$36,541	$36,246
Due after one year through five years	116,182	115,605
Due after five years through ten years	16,495	16,363
Due after ten years	15,623	15,574
Restricted stock	4,531	4,531
	$189,372	$188,319
Held-to-maturity:
Due after one year through five years	$16,907	$16,526
Due after five years through ten years	23,965	23,572
Due after ten years	5,012	4,984
	$45,884	$45,082

The amortized cost of securities pledged as collateral for repurchase agreements, certain public deposits, and other purposes were $159.2 million and $92.8 million at December 31, 2006 and 2005, respectively.

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

Provided below is a summary of securities which were in an unrealized loss position at December 31, 2006, and 2005. Of the total securities in an unrealized loss position at December 31, 2006, 93.7%, or sixty-two positions, were U.S. Government Agency securities with maturities ranging from one month to thirteen years. As the Company has the ability and intent to hold these securities until maturity, or until such time as the value recovers, no declines are deemed to be other-than-temporary.  In addition, there has been no deterioration in the ratings for any of the securities.

	Less Than 12 Months		12 Months or Longer		Total
At December 31, 2006 (Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government Agency obligations	$24,762	$(50)	$81,174	$(1,439)	$105,936	$(1,489)
Obligations of states/political subdivisions	2,245	(8)	—	—	2,245	(8)
	$27,007	$(58)	$81,174	$(1,439)	$108,181	$(1,497)
Held-to-maturity:
U.S. Government Agency obligations	$1,521	$(8)	$28,248	$(697)	$29,769	$(705)
Obligations of states/political subdivisions	2,128	(38)	4,802	(136)	6,930	(174)
	$3,649	$(46)	$33,050	$(833)	$36,699	$(879)

	Less Than 12 Months		12 Months or Longer		Total
At December 31, 2005 (Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government Agency obligations	$42,157	$(424)	$73,006	$(2,072)	$115,163	$(2,496)
	$42,157	$(424)	$73,006	$(2,072)	$115,163	$(2,496)
Held-to-maturity:
U.S. Government Agency obligations	$34,140	$(898)	$—	$—	$34,140	$(898)
Obligations of states/political subdivisions	2,691	(22)	3,462	(122)	6,153	(144)
	$36,831	$(920)	$3,462	$(122)	$40,293	$(1,042)

Note 3. Loans

Major classifications of loans, excluding loans held-for-sale, are summarized as follows (dollars in thousands):

	2006	2005
Commercial	$190,527	$122,243
Real estate - 1-4 family residential	193,247	160,355
Real estate - multifamily residential	57,913	58,567
Real estate - nonfarm, nonresidential	689,110	559,866
Real estate - construction	515,040	380,997
Consumer	6,997	7,386
Total Loans	$1,652,834	$1,289,414
Less unearned income	4,906	5,338
Less allowance for loan losses	18,101	13,821
Loans, net	$1,629,827	$1,270,255

As of December 31, 2006 and 2005, there were $665 thousand and $591 thousand, respectively, in checking account overdrafts that were reclassified on the balance sheet as loans.

Note 4.  Allowance for Loan Losses

An analysis of the allowance for loan losses for the years ended December 31, 2006, 2005 and 2004 is shown below (dollars in thousands):

	2006	2005	2004
Allowance, at beginning of period	$13,821	$10,402	$7,457
Provision charged against income	4,406	3,772	2,989
Recoveries added to reserve	63	9	18
Losses charged to reserve	(189)	(362)	(62)
Allowance, at end of period	$18,101	$13,821	$10,402

Information about impaired loans as of and for the years ended December 31, 2006, 2005 and 2004, is as follows (dollars in thousands):

	2006	2005	2004
Impaired loans for which an allowance has been provided	$3,910	$1,980	$1,177
Impaired loans for which no allowance has been provided	—	—	15
Total impaired loans	$3,910	$1,980	$1,192
Allowance provided for impaired loans, included in the allowance for loan losses	507	245	400
Average balance in impaired loans	$4,017	$2,035	$1,782
Interest income recognized	—	—	—

Non-accrual loans excluded from impaired loan disclosure under FASB 114 amounted to $10 thousand, $14 thousand, and $18 thousand at December 31, 2006, 2005 and 2004, respectively.  If interest on these loans had been accrued as interest income, such income would have approximated $1 thousand, $3 thousand and $1 thousand for the years ended December 31, 2006, 2005 and 2004, respectively. There were no loans past due 90 days or more, and still accruing interest at December 31, 2006. Loans past due 90 days or more, and still accruing interest totaled $7 thousand at December 31, 2005.

Note 5. Bank Premises and Equipment, Net

Premises and equipment are stated at cost less accumulated depreciation at December 31, 2006 and 2005, as follows (dollars in thousands):

	2006	2005
Land	$1,839	$1,839
Buildings	2,292	2,275
Furniture, fixtures and equipment	10,593	8,713
Leasehold improvements	3,824	2,799
Construction in progress	500	242
Total Cost	$19,048	$15,868
Less accumulated depreciation and amortization	9,775	8,334
Net premises and equipment	$9,273	$7,534

Depreciation and amortization expense on premises and equipment amounted to $1.4 million, $1.3 million and $1.1 million in 2006, 2005 and 2004, respectively.

Note 6. Time Deposits

The aggregate amount of time deposits with a minimum denomination of $100 thousand each, was approximately $490.7 million and $338.2 million at December 31, 2006 and 2005, respectively. Scheduled maturities of all time deposits at December 31, 2006, are as follows (dollars in thousands):

2007	$880,329
2008	41,684
2009	21,108
2010	6,195
2011	10,191
$959,507

Note 7. Securities Sold Under Agreements To Repurchase

Securities sold under agreements to repurchase, which are classified as secured borrowings, represent funds of numerous demand deposit customers, and mature one day from the transaction date.  Securities sold under agreements to repurchase are reflected at the amount of cash received and are collateralized by securities in the Company’s investment securities portfolio.

Note 8. Income Taxes

Net deferred tax assets consist of the following components at December 31, 2006 and 2005 (dollars in thousands):

	2006	2005
Deferred tax assets:
Allowance for loan losses	$6,336	$4,778
Non-accrual loans	2	6
Securities available-for-sale	368	828
Bank premises and equipment	365	347
Non-qualified incentive stock options	6	—
	$7,077	$5,959
Deferred tax liabilities:
Federal Home Loan Bank stock	2	2
Deferred loan fees	—	2
	2	4
Net deferred tax assets	$7,075	$5,955

The provision for income tax and its components for the years ending December 31, 2006, 2005, and 2004 are as follows (dollars in thousands):

December 31,	2006	2005	2004
Current tax expense	$14,505	$11,634	$8,452
Deferred tax benefit	(1,580)	(1,196)	(1,051)
	$12,925	$10,438	$7,401

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income from continuing operations for the years ended December 31, 2006, 2005 and 2004, due to the following (dollars in thousands):

December 31,	2006	2005	2004
Computed “expected” tax expense at 35%	$13,101	$10,536	$7,571
Increase (decrease) in income taxes resulting from:
Nondeductible expense	53	75	16
Nontaxable income	(229)	(173)	(186)
	$12,925	$10,438	$7,401

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

	2006		2005		2004
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	21,455,239	$1.14	21,016,032	$0.93	19,818,932	$0.72
Effect of dilutive securities:
Stock options	1,230,509		1,467,683		1,590,118
Warrants	—		—		86,202
Diluted earnings per share	22,685,748	$1.08	22,483,715	$0.87	21,495,252	$0.66

Stock options for 156,400 shares of common stock were not included in computing diluted earnings per share in 2006, because their effects were anti-dilutive.  There were no anti-dilutive shares in 2004 and 2005.

Note 10. Commitments and Contingencies

The Company leases office space for seventeen of its branch locations, its operations, mortgage lending, and construction lending departments and has entered into leases for 5 additional branch locations to be opened between 2007 and 2008. These non-cancellable agreements, which expire through December 2017, in some instances require payment of certain operating charges. Generally, all leases contain renewal options of one to two additional five-year terms.  The total minimum lease commitment, adjusted for the effect of annual fixed increases or the Consumer Price Index, at December 31, 2006, is $24.2 million, due as follows (dollars in thousands):

Due in the year ending December 31,	2007	$2,493
	2008	2,868
	2009	2,680
	2010	2,647
	2011	1,973
	Thereafter	11,514

The total lease expense was $2.5 million, $1.9 million and $1.3 million in 2006, 2005 and 2004, respectively. In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities that are not presented in the accompanying financial statements.  The Company does not anticipate any material losses as a result of the commitments and contingent liabilities.

Note 11. Loans to Officers and Directors

Officers, directors and/or their related business interests are loan customers in the ordinary course of business.  In management’s opinion, these loans are made on substantially the same terms as those prevailing at the time for comparable loans with other persons and do not involve more than normal risk of collectibility or present other unfavorable features.  The aggregate amount outstanding on such loans at December 31, 2006 and 2005, was $28.2 million and $17.7 million, respectively. During 2006, new loans and advances amounted to $13.2 million and repayments of $2.7 million were made.

Note 12. Stock Option Plan

The Company’s current plan, adopted May 29, 1998, and amended in May 2001, is a qualified Incentive Stock Option Plan, that is shareholder approved, and provides for the granting of options to purchase up to 1,684,185 shares of common stock at a price to be determined by the Board of Directors at the date of grant, but in any event no less than 100% of the fair market value. Options outstanding prior to May 29, 1998, were granted under the Company’s plan adopted in 1988 which was replaced by the current plan. Options are awarded to employees and the Board of Directors of the Company at the discretion of the Board of Directors, and expire ten years from the grant date. Options granted under the current plan, through December 31, 2002, vested over three years, while options granted since December 31, 2002, vested over five years.

Included in salaries and employee benefits expense for the twelve months ended December 31, 2006, is $217 thousand of stock-based compensation expense which is based on the estimated fair value of 156,400 options granted during the period, amortized on a straight-line basis over a five year requisite service period.  As of December 31, 2006, there was $987 thousand remaining of total unrecognized compensation expense related to the 156,357 non-vested stock option awards which will be recognized over the remaining requisite service period. There was no stock-based compensation cost recognized in 2004 and $161 thousand in 2005.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model and using the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s stock and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. During 2006, the Company took into consideration guidance under SFAS 123(R) and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions.  The weighted average expected option term for 2006 reflects the application of the simplified method set out in SAB 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. For 2004 and 2005, expected term was based on the grants expiration date.

	2006	2005	2004
Expected volatility	21.91%	21.98%	29.61%
Expected dividends	.00%	.02%	.03%
Expected term (in years)	7.5	10.0	10.0
Risk-free rate	4.42% to 4.75%	4.22%	4.37%

A summary of option activity under the Plan as of December 31, 2006, and changes during the year then ended is presented below:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2005	1,994,547	$5.04
Granted	156,357	$20.59
Exercised	351,122	$2.89
Forfeited	4,522	$18.39
Outstanding at December 31, 2006	1,795,260	$6.93	5.0 years	$23,249
Exercisable at December 31, 2006	1,641,860	$5.65	4.6 years	$23,364

The weighted-average grant date fair value of options granted during the years 2006, 2005 and 2004 was $7.70, $6.67 and $6.47, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004, was $8.8 million, $4.8 million and $2.2 million, respectively.

A further summary about the options outstanding and exercisable at December 31, 2006 is provided in the following table:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Of Options	Remaining Contractual Life	Weighted Average Exercise Price
$1.00 to $2.31	144,753	0.1 years	$0.83
$2.32 to $2.79	656,293	3.0 years	1.75
$2.80 to $5.46	0	0 years	0
$5.47 to $7.82	399,026	5.6 years	4.44
$7.83 to $23.74	441,788	7.7 years	14.11
$1.00 to $23.74	1,641,860	4.6 years	$5.65

All options granted, available under the current Plan, and exercisable have been adjusted for giving retroactive effect to a three-for-two stock split in the form of 50% stock dividend in 2006. In January 2007, a total of 116,400 options were granted to fifty-nine officers and six outside directors of the Company at an exercise price of $19.35 per share and with a five year vesting period.

In September 2003, the Company adopted an Employee Stock Purchase Plan. Under the plan a total of 327,238 shares of common stock, as adjusted for stock dividends and splits, were reserved for issuance to eligible employees at a price equal to at least 85% of the fair market value of the shares of common stock on the date of grant. Grants each year expire at the end of that fiscal year if not exercised by the employee. On September 24, 2003, eligible employees were granted the right to purchase 19,026 shares at a price of $23.18, as adjusted, which was equal to 100% of the fair market value of the shares at that time. Of the total grant, 8,433 were purchased. On January 10, 2004, rights to purchase 27,035 shares of common stock were granted at a price of $21.38, as adjusted, which was equal to 85% of the fair market value of the shares at that time. Of the total grant, 6,058 were purchased. On January 18, 2005, rights to purchase 28,551 shares of common stock were granted at a price of $19.72, as adjusted, which was equal to 85% of the fair market value of the shares at that time. Of the total grant, 11,096 were purchased. On January 11, 2006, rights to purchase 36,278 shares of common stock were granted at a price of $17.24, as adjusted, which was equal to 85% of the fair market value of the shares at that time. Of the total grant, 13,265 shares were purchased.

Included in salaries and employee benefits expense for the twelve months ended December 31, 2006, is $40 thousand of stock-based compensation expense related to the 15% discount on the 13,265 shares purchased by Company employees in 2006. There was no stock-based compensation cost recognized in 2004 and 2005 for shares purchased under the plan. On January 16, 2007, rights to purchase 50,704 shares of common stock were granted at a price of $16.45, which was equal to 85% of the fair market value of the shares at that time.

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

In addition to the warrants, the outside Directors, have been awarded a total of 240,058, 90,621, 37,890, 64,350, 40,779, 26,250 and 18,000 options under the Company’s Incentive Option Plan in 2000, 2001, 2002, 2003, 2004, 2005 and 2006 respectively, as adjusted for all stock splits and or stock dividends through 2006. In January 2007, each of the outside Directors were awarded an additional 2,000 options. All director options are included in the tables under Note 12.

Note 14. Other Borrowed Money and Lines of Credit

The Bank maintains a $292.1 million line of credit with the Federal Home Loan Bank of Atlanta. The interest rate and term of each advance from the line is dependent upon the advance and commitment type. Advances on the line are secured by all of the Bank’s qualifying first liens and home equity lines-of-credit, on one-to-four unit single-family dwellings. As of December 31, 2006, the book value of these qualifying loans totaled approximately $97.1 million and the amount of available credit using this collateral was $58.8 million. Advances on the line of credit in excess of this amount require pledging of additional assets, including other types of loans and investment securities. As of December 31, 2006 and 2005, the Bank had no advances outstanding. The Bank has additional short-term lines of credit totaling $115 million with nonaffiliated banks at December 31, 2006, on which $40.5 million was outstanding at that date.

Note 15. Trust Preferred Capital Notes

On November 13, 2002, the Company completed a private placement issuance of $3.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust I) which issued $100 thousand in common equity to the Company. The securities bear a floating rate of interest, adjusted semi-annually, of 340 basis points over six month Libor, currently 8.78%, with a maximum rate of 12.0% until November 15, 2007. The securities are callable at par beginning November 15, 2007. On December 19, 2002, the Company completed a private placement issuance of $15.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust II) which issued $470 thousand in common equity to the Company. These securities bear a floating rate of interest, adjusted semi-annually, of 330 basis points over six month Libor, currently 8.67%, with a maximum rate of 11.9% until December 30, 2007. These securities are callable at par beginning December 30, 2007. On December 20, 2005, the Company completed a private placement of $25.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust III) which issued $774 thousand in common equity to the Company. These securities bear a fixed rate of interest of 6.19% until February 23, 2011, at which time they convert to a floating rate, adjusted quarterly, of 142 basis points over three month Libor. These securities are callable at par beginning February 23, 2011.

The principal asset of each trust is a similar amount of the Company’s junior subordinated debt securities with an approximately 30 year term from issuance and like interest rates to the trust preferred securities. The obligations of the Company with respect to the trust preferred securities constitute a full and unconditional guarantee by the Company of each Trust’s obligations with respect to the trust preferred securities to the extent set forth in the related guarantees. Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, resulting in a deferral of distribution payments on the related trust preferred securities.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

A summary of the contract or notional amount of the Company’s exposure to off-balance-sheet risk as of December 31, 2006 and 2005, is as follows:

(Dollars in thousands)	2006	2005
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$50,336	$55,097
Standby letters of credit and financial guarantees written	$29,378	$29,564
Unfunded lines of credit	$450,049	$381,715

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include cash, marketable securities, accounts receivable, inventory, property and equipment, residential real estate, and income-producing commercial properties.

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

The Company originates mortgage loans for sale to secondary market investors subject to contractually specified and limited recourse provisions. In 2006, the Company originated $174.9 million and sold $176.6 million to investors, compared to $202.3 million originated and $197.2 million sold in 2005. Most contracts with investors contain certain recourse language that may vary from 90 days up to one year. In general, the company may be required to repurchase a previously sold mortgage loan or indemnify the investor if there is major non-compliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. Repurchase may also be required if necessary governmental loan guarantees are canceled or never issued, or if an investor is forced to buy back a loan after it has been re-sold as part of a loan pool. In addition, the Company may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term. The potential default period is approximately twelve months after sale of the loan to the investor. Mortgages subject to recourse are collateralized by single-family residential properties, have loan-to-value ratios of 80% or less, or have private mortgage insurance or are insured or guaranteed by an agency of the United States government.

At December 31, 2006, the Bank had rate lock commitments to originate and sell mortgage loans amounting to $11.4 million and loans held-for-sale of $7.8 million. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligation.

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

At December 31, 2006 and 2005, there were $1.26 billion and $999.4 million, or 76.4% and 77.5%, respectively of total loans concentrated in commercial real estate. Commercial real estate for purposes of this note includes all construction loans, loans secured by 5+ family residential properties and loans secured by non-farm, non-residential properties. At December 31, 2006 and 2005, construction loans represented 31.2% and 29.5% of total loans, loans secured by 5+ family residential properties represented 3.5% and 4.5%, and loans secured by non-farm, non-residential properties represented 41.7% and 43.4%, respectively. Construction loans at December 31, 2006 and 2005 included $347.5 million and $257.6 million in loans to commercial builders of single family housing in the Northern Virginia market, representing 21.0% and 20.0% of total loans, respectively.

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

Note 18. Fund Restrictions and Reserve Balance

The transfer of funds from the Bank to the Company in the form of loans, advances, and cash dividends are restricted by Federal and State regulatory authorities. As of December 31, 2006, the aggregate amount of unrestricted funds that could be transferred in the form of a cash dividend totaled approximately $60.0 million, or 42.9%, of the consolidated net assets of the Company.

As members of the Federal Reserve System, the Company is required to maintain certain average reserve balances. For the final weekly reporting period in the years ended December 31, 2006 and 2005, the aggregate amounts of daily average required balances were approximately $2.9 million and $3.2 million, respectively.

Note 19. Employee Benefits

The Company has a 401(k) defined contribution plan covering substantially all full-time employees and provides that an employee becomes eligible to participate at the date he or she has reached the age of 21 and has completed three months of service, whichever occurs last. Under the plan, a participant may contribute up to 15% of his or her covered compensation for the year, subject to certain limitations. The Company may also make, but is not required to make, a discretionary contribution for each participant out of its current or accumulated net profits. The amount of contribution, if any, is determined on an annual basis by the Board of Directors. Contributions made by the Company totaled $347 thousand, $294 thousand and $234 thousand for the years ended December 31, 2006, 2005 and 2004, respectively.

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

At December 31, 2006 and 2005, the fair value of loan commitments and stand-by letters of credit were deemed immaterial.

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	2006		2005
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and short-term investments	$36,068	$36,068	$33,642	$33,642
Securities	234,203	233,401	173,053	172,102
Loans held-for-sale	7,796	7,796	12,548	12,548
Loans	1,629,827	1,674,244	1,270,255	1,296,219
Accrued interest receivable	9,315	9,315	6,550	6,550
Total Financial assets	$1,917,209	$1,960,824	$1,496,048	$1,521,061

	2006		2005
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial liabilities:
Deposits	$1,605,941	$1,593,494	$1,243,506	$1,213,934
Securities sold under agreements to repurchase and federal funds purchased	148,871	148,030	111,794	111,788
Trust preferred capital notes	44,344	48,020	44,344	49,502
Accrued interest payable	5,923	5,923	3,003	3,003
Total Financial liabilities	$1,805,079	$1,795,467	$1,402,647	$1,378,227

In the normal course of business, the Company is subject to market risk which includes interest rate risk (the risk that general interest rate levels will change). As a result, the fair values of the Company’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize this risk.

Note 21. Capital Requirements

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total Capital, Tier 1 Capital and Tier 1 Leverage Capital. Total Capital and Tier 1 Capital ratios are in reference to risk-weighted assets (as defined), and the Tier 1 Leverage Capital ratio is in reference to average assets. Management believes, as of December 31, 2006 and 2005, that the Company and Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2006, the Bank is categorized as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since December 31, 2006, that management believes changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table.

	Actual Capital		Minimum Capital Requirement*		Minimum To Be Well- Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2006:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital:
Company	$201,636	11.57%	$139,425	8.00%	$ N/A	N/A
Bank	197,432	11.34%	139,308	8.00%	174,136	10.00%
Tier 1 Capital:
Company	$183,535	10.53%	$69,712	4.00%	$ N/A	N/A
Bank	136,331	7.83%	69,654	4.00%	104,481	6.00%
Tier 1 Leverage Capital:
Company	$183,535	9.61%	$76,393	4.00%	$ N/A	N/A
Bank	136,331	7.18%	75,950	4.00%	94,938	5.00%

As of December 31, 2005:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital:
Company	$170,176	12.42%	$109,607	8.00%	$ N/A	N/A
Bank	167,975	12.27%	109,482	8.00%	136,853	10.00%
Tier 1 Capital:
Company	$150,355	10.97%	$54,803	4.00%	$ N/A	N/A
Bank	111,154	8.12%	54,741	4.00%	82,112	6.00%
Tier 1 Leverage Capital
Company	$150,355	10.09%	$59,583	4.00%	$ N/A	N/A
Bank	111,154	7.45%	59,689	4.00%	75,126	5.00%

* The minimum capital requirement for the Company is a guideline.

Note 22. Condensed Financial Statements of Parent Company

Balance Sheets (in thousands)	December 31, 2006	December 31, 2005
Assets:
Cash and due from banks	$4,311	$1,984
Investment in Subsidiaries	136,990	110,961
Subordinated Debt of Subsidiary	43,000	43,000
Other Assets	111	302
Total Assets	$184,412	$156,247

Liabilities and Stockholders’ Equity:
Trust preferred capital notes	$44,344	$44,344
Other Liabilities	217	85
Total Liabilities	$44,561	$44,429
Stockholders’ Equity	139,851	111,818
Total Liabilities and Stockholders’ Equity	$184,412	$156,247

	Year Ended December 31,
Statements Of Income (in thousands)	2006	2005	2004
Income,
Interest on subordinated debt	$3,097	$1,036	$888
Expenses:
Interest on trust preferred capital notes	$3,099	$1,246	$892
Other operating expense	888	714	419
Total Expenses	3,987	1,960	1,311
Loss before income tax (benefit) and equity in undistributed earnings of subsidiary	$(890)	$(924)	$(423)
Income tax (benefit)	(221)	(267)	(148)
	(669)	(657)	(275)
Equity in undistributed net income of Virginia Commerce Bank	25,177	20,324	14,504
Net Income	$24,508	$19,667	$14,229

	Year Ended December 31,
Statements Of Cash Flows (in thousands)	2006	2005	2004
Cash Flows from Operating Activities:
Net Income	$24,508	$19,667	$14,229
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed net income of Virginia Commerce Bank	(25,177)	(20,324)	(14,504)
Stock option expense	257	161	—
Decrease in other assets	191	50	79
Increase in other liabilities	133	60	24
Net cash used in operating activities	$(88)	$(386)	$(172)
Cash Flows from Investing Activities:
Purchase additional stock in subsidiary	—	(774)	(22,000)
Purchase of debt securities	—	(25,000)	—
Net cash used in investing activities	$—	$(25,774)	$(22,000)
Cash Flows from Financing Activities:
Net increase in junior subordinated capital notes	—	25,774	—
Common stock issued	2,418	1,690	22,514
Cash paid in lieu of fractional shares	(3)	(6)	(5)
Net cash provided by financing activities	$2,415	$27,458	$22,509
Change in cash and cash equivalents	$2,327	$1,298	$337
Beginning	1,984	686	349
Ending	$4,311	$1,984	$686

Note 23. Quarterly Financial Information (Unaudited)

Selected financial information for the quarterly periods of 2006 and 2005 is presented below (dollars in thousands except per share data):

	2006 Quarters
	First	Second	Third	Fourth
Interest income	$27,241	$30,594	$32,537	$34,920
Interest expense	11,089	13,246	15,086	17,066
Net interest income	$16,152	$17,348	$17,451	$17,854
Provision for loan losses	1,005	955	1,420	1,026
Net interest income after provision for loan losses	$15,147	$16,393	$16,031	$16,828
Non-interest income	1,711	1,735	1,844	2,033
Non-interest expense	8,194	8,484	8,551	9,060
Income before taxes	$8,664	$9,644	$9,324	$9,801
Income tax expense	2,950	3,366	3,239	3,370
Net income	$5,714	$6,278	$6,085	$6,431
Net income per common share:
Basic	$0.27	$0.29	$0.28	$0.30
Diluted	$0.25	$0.28	$0.27	$0.28

	2005 Quarters
	First	Second	Third	Fourth
Interest income	$18,300	$20,422	$22,665	$25,091
Interest expense	5,587	6,856	8,119	9,249
Net interest income	$12,713	$13,566	$14,546	$15,842
Provision for loan losses	831	1,031	950	960
Net interest income after provision for loan losses	$11,882	$12,535	$13,596	$14,882
Non-interest income	1,219	1,543	1,898	2,016
Non-interest expense	6,514	7,271	7,395	8,286
Income before taxes	$6,587	$6,807	$8,099	$8,612
Income tax expense	2,266	2,343	2,796	3,033
Net income	$4,321	$4,464	$5,303	$5,579
Net income per common share:
Basic	$0.21	$0.21	$0.24	$0.27
Diluted	$0.19	$0.20	$0.23	$0.25

Note 24: Segment Reporting

In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” the Company has two reportable segments, its community banking operations and its mortgage banking division. Community banking operations, the major segment, involves making loans and gathering deposits from individuals and businesses in the Bank’s market area, while the mortgage banking division originates and sells mortgage loans servicing released, on one-to-four family residential properties. Revenues from mortgage lending consist of interest earned on mortgage loans held-for-sale, loan origination fees, and net gains on the sale of loans in the secondary market. The Bank provides the mortgage division with short term funds to originate loans and charges it interest on the funds based on what the Bank earns on overnight funds. Expenses include both fixed overhead and variable costs on originated loans such as loan officer commissions, document preparation and courier fees. The following table presents segment information for the years ended December 31, 2006, 2005 and 2004. Eliminations consist of overhead and interest charges by the Bank to the mortgage lending division.

	2006
(In thousands)	Community Banking	Mortgage Lending	Eliminations	Total
Interest income	$124,837	$455	$—	$125,292
Non-interest income	4,265	3,058	—	7,323
Total operating income	$129,102	$3,513	$—	$132,615

Interest expense	$56,487	$357	$(357)	$56,487
Provision for loan losses	4,406	—	—	4,406
Non-interest expense	31,480	2,867	(58)	34,289
Total operating expense	$92,373	$3,224	$(415)	$95,182
Income before taxes on income	$36,729	$289	$415	$37,433
Provision for income taxes	12,824	101	—	12,925
Net Income	$23,905	$188	$415	$24,508

Total Assets	$1,941,197	$7,885	$—	$1,949,082

	2005
(In thousands)	Community Banking	Mortgage Lending	Eliminations	Total
Interest income	$85,879	$599	$—	$86,478
Non-interest income	3,370	3,306	—	6,676
Total operating income	$89,249	$3,905	$—	$93,154

Interest expense	$29,811	$348	$(348)	$29,811
Provision for loan losses	3,772	—	—	3,772
Non-interest expense	26,538	2,977	(49)	29,466
Total operating expense	$60,121	$3,325	$(397)	$63,049
Income before taxes on income	$29,128	$580	$397	$30,105
Provision for income taxes	10,234	204	—	10,438
Net Income	$18,894	$376	$397	$19,667

Total Assets	$1,505,751	$12,674	$—	$1,518,425

	2004
(In thousands)	Community Banking	Mortgage Lending	Eliminations	Total
Interest income	$57,591	$407	$—	$57,998
Non-interest income	2,530	3,229	—	5,759
Total operating income	$60,121	$3,636	$—	$63,757

Interest expense	$16,331	$85	$(85)	$16,331
Provision for loan losses	2,989	—	—	2,989
Non-interest expense	20,326	2,529	(48)	22,807
Total operating expense	$39,646	$2,614	$(133)	$42,127
Income before taxes on income	$20,475	$1,022	$133	$21,630
Provision for income taxes	7,043	358	—	7,401
Net Income	$13,432	$664	$133	$14,229

Total Assets	$1,129,587	$9,766	$—	$1,139,353

BUSINESS

General

Virginia Commerce Bancorp, Inc. (the “Company”) was organized under Virginia law on November 5, 1999 to become the holding company for Virginia Commerce Bank (the “Bank”). The Company acquired all of the outstanding shares of the Bank on December 22, 1999, upon the effectiveness of the Agreement and Plan of Share Exchange dated September 22, 1999 between the Company and the Bank. As a result of the Agreement and Plan of Share Exchange, each share of the Bank’s common stock was automatically exchanged for and converted into one share of the Company’s common stock.

The Bank was organized as a national banking association and commenced operations on May 16, 1988. On June 1, 1995, the Bank converted from a national banking association to a Virginia chartered bank which is a member of the Federal Reserve System. The Company’s and the Bank’s executive offices and main branch are located at 5350 Lee Highway, Arlington, Virginia. The Bank currently has twenty additional full service branch offices throughout Northern Virginia, an investment services office in Vienna, Virginia, and residential mortgage lending offices in Vienna and Warrenton, Virginia. Additionally, the Bank has entered into lease agreements for five additional branch office locations to be opened in 2007.

The Company engages in a general commercial banking business through the Bank, its sole direct operating subsidiary. The Bank’s customer base includes small-to-medium-sized businesses, including firms that have contracts with the U.S. government, associations, retailers and industrial businesses, professionals and business executives and consumers. The economic base of the Bank’s service area includes Arlington, Fairfax, Fauquier, Loudoun and Prince William Counties and the City of Alexandria in Northern Virginia, and the metropolitan Washington, D.C. area generally. Northern Virginia has experienced significant population and economic growth during the past decade. The Bank participated in this growth through its commercial and retail banking activities.

The Bank’s primary service area consists of the Northern Virginia suburbs of Washington D.C., including Arlington Fairfax, Fauquier, Loudoun and Prince William Counties and the cities of Alexandria, Fairfax, Falls Church, Manassas and Manassas Park. This area’s banking business is dominated by a small number of large commercial banks with extensive branch networks. Most are branches of national, state-wide or regional banks. The Bank’s primary service area is also served by a large number of other financial institutions, including savings banks, credit unions and non-bank financial institutions such as securities brokerage firms, insurance companies and mutual funds. The Bank’s primary service area is oriented toward independently owned small-to-medium-sized businesses, light industry and firms specializing in government contracting. An increasing number of new community banking organizations have been opened in the Bank’s market area, potentially representing an increased competitive threat to the Bank.

The banking business in Virginia generally, and in the Bank’s primary service area specifically, is highly competitive with respect to both loans and deposits, and is dominated by a relatively small number of major banks with many offices operating over a wide geographic area. Among the advantages such major banks have over the Bank are their ability to finance wide-ranging advertising campaigns and to allocate their investment assets to regions of highest yield and demand. Such banks offer certain services such as international banking, which are not offered directly by the Bank (but are offered indirectly through correspondent institutions) and, by virtue of their greater total capitalization, such banks have substantially higher lending limits than the Bank. The Bank competes for deposits and lendable funds with other commercial banks, savings banks, credit unions and other governmental and corporate entities which raise operating capital through the issuance of debt and equity securities. The Bank also competes for available investment dollars with non-bank financial institutions, such as brokerage firms, insurance companies and mutual funds. With respect to loans, the Bank competes with other commercial banks, savings banks, consumer finance companies, mortgage companies, credit unions and other lending institutions. Additionally, as a result of enactment of federal and Virginia interstate banking legislation, additional competitors which are not currently operating in Virginia may enter the Bank’s markets and compete directly with the Bank. Recent legislation expanding the array of firms that can own banks may also result in increased competition for the Company and the Bank.

The majority of the Bank’s deposits are attracted from individuals and business in the metropolitan Washington D.C. area, and as such, no material portion of the Bank’s deposits have been obtained from any single person, single entity, or area outside the metropolitan Washington D.C. area. The loss of any one or more of the Bank’s depositors would not have a materially adverse effect on the business of the Bank. Although the Bank’s loans are concentrated in its Northern Virginia market area, and a significant portion are secured by real property in that market, the Bank’s loans are not concentrated within a single industry or group of related industries. See Note 17 to the Consolidated Financial Statements for more information on concentrations of credit risk.

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

On December 31, 2006, the Company had 275 full-time equivalent employees, including seven executive officers. None of the Company’s employees presently is represented by a union or covered under a collective bargaining agreement. Management of the Company believes that its employee relations are satisfactory. Other than its President, the Company does not have any employees that are not also employees of the Bank.

Banking is dependent upon interest rate differentials. In general, the difference between the interest rate paid by the Bank on its deposits and its other borrowings and the interest rate earned by the Bank on loans, securities and other interest-earning assets comprises the major source of the Bank’s earnings, while increasing fees and net gains on mortgage loans originated for sale have made a significant contribution to the Bank’s non-interest earnings. Thus, the earnings and growth of the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also of the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policy, such as seeking to curb inflation and combat recession, by its open-market activities in United States government securities, by adjusting the required level of reserves for financial institutions subject to reserve requirements and through adjustments to the discount rate applicable to borrowings by banks which are members of the Federal Reserve System. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates. The nature and timing of any future changes in such policies and their impact on the Bank cannot be predicted. In addition, adverse economic conditions could make a higher provision for loan losses a prudent course and could cause higher loan loss charge-offs, thus adversely affecting the Bank’s net income.

From time to time, new legislation or regulations are adopted which increase the cost of doing business, limit or expand permissible activities, or otherwise affect the competitive balance between banks and other financial institutions. Bills have been introduced in each of the last several Congresses which would permit banks to pay interest on checking and demand deposit accounts established by businesses, a practice which is currently prohibited by regulation. If the legislation effectively permitting the payment of interest on business demand deposits is enacted, of which there can be no assurance, it is likely that we may be required to pay interest on some portion of our demand deposits in order to compete against other banks. As a significant portion of our deposits are demand deposits established by businesses, payment of interest on these deposits could have a significant negative impact on our net income, net interest income, interest margin, return on assets and equity, and other indices of financial performance. We expect that other banks would be faced with similar negative impacts. We also expect that the primary focus of competition would continue to be based on other factors, such as quality of service. Additionally, commencing in 2007, we will be required to pay deposit insurance premiums for the first time since 1996. It is likely that the payment of deposit insurance premiums, will adversely affect our earnings, if we cannot, for competitive reasons, price the premium into deposit rates.

Banks or bank holding companies which are undercapitalized and either have not timely approved a capital plan or have failed to implement the plan become subject to extraordinary powers pursuant to which the bank regulatory agencies may close the bank, restrict its growth, force its sale, restrict interest rates paid on deposits, and dismiss directors or senior executive officers. Each agency has prescribed standards relating to internal controls and systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, and other operational and managerial standards. The agencies have also adopted standards relating to asset quality, earnings, valuation and compensation. Banks or bank holding companies which do not meet such standards may be subject to restrictions and consequences comparable to those which apply to undercapitalized banks and bank holding companies. Bank regulatory authority to appoint a conservator or receiver for a bank is broad, including grounds such as substantial dissipation of assets or earnings due to violations of law or regulation or due to any unsafe or unsound practices, an unsafe or unsound condition, and certain violations of law or regulation likely to weaken the institution’s condition.

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

When considering loan requests, the primary factors taken into consideration are the purpose, the cash flow and financial condition of the borrower, primary and secondary repayment sources, the value of the underlying collateral, if applicable, and the character and integrity of the borrower. These factors are evaluated in a number of ways including an analysis of financial statements, credit history, trade references and visits to the borrower’s place of business. The Bank has adopted a comprehensive loan policy manual to provide its loan officers with underwriting, term, collateral, loan-to-value and pricing guidelines.

The Bank’s goal is to build and maintain a commercial loan portfolio consisting of term loans, lines of credit, commercial real estate and construction loans provided primarily to locally-based borrowers. Additionally, installment loans and personal lines of credit, as well as residential mortgages, are made available to consumer customers. Commercial loans are generally considered to have a higher degree of risk of default or loss than other types of loans, such as residential real estate loans, because repayment may be affected by general economic conditions, interest rates, the quality of management of the business, and other factors which may cause a borrower to be unable to repay its obligations. General economic conditions can directly or indirectly affect the quality of a small and mid-sized business loan portfolio. The Bank manages the loan portfolio to avoid high concentrations of similar industry loan types and/or property types in relation to total qualifying capital. Commercial construction loans will make up 50-100% of total qualifying capital, residential construction loans 125-250%, non-farm non-residential real estate loans 400-600%, residential mortgages and home equity loans 100-200%, commercial loans 100-200% and consumer installment and personal loans 50-100%. Overall, real estate loans will not exceed 1,150% of total capital. There can however, be no assurance that the Bank will be able to achieve or maintain this distribution of loans. At December 31, 2006 the loan portfolio’s actual composition compared to total qualifying capital consisted of approximately 76% commercial construction loans, 185% residential construction loans, 378% non-farm non-residential real estate loans, 98% residential mortgages and home equity loans, 97% commercial loans and 4% consumer installment and personal loans. Total real estate loans were 737% of total qualifying capital.

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

We constantly strive to mitigate risks in the event of unforeseen threats to the loan portfolio as a result of an economic downturn or other negative influences. Plans for mitigating inherent risks in managing loan assets include carefully enforcing loan policies and procedures, evaluating each borrower’s industry and business plan during the underwriting process, identifying and monitoring primary and alternative sources for repayment, obtaining collateral that is margined to minimize loss in the event of liquidation, ongoing tests of borrower credit worthiness and cash flow, ongoing collateral evaluations and site inspections and monitoring of economic and market trends

Loan business is generated primarily through referrals and direct-calling efforts. Referrals of loan business comes from directors, shareholders, current customers and professionals such as lawyers, accountants and financial intermediaries.

At December 31, 2006, the Banks statutory lending limit to any single borrower was $29.6 million subject to certain exceptions provided under applicable law. As of December 31, 2006, the Bank’s maximum credit exposure to its largest borrower was $19.2 million.

Commercial Loans: Commercial loans are written for any legitimate business purpose including the financing of plant and equipment, interim working capital pending collection of accounts receivable, permanent working capital for growth and the acquisition and construction of real estate projects. There is a focus in the Bank’s loan portfolio on commercial real estate investment which represents a predominant activity in the Bank’s market area. The Bank’s commercial loan portfolio reflects a diverse group of borrowers with no significant concentration in any borrower, or group of borrowers.

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

Commercial real estate loans will generally represent borrower occupied transactions with a principal reliance on the borrowing businesses’ ability to repay or investor transactions focused on tenant quality, occupancy and expense controls, as well as prudent guidelines for assessing real estate values. Risks inherent in managing a commercial real estate portfolio relate to either sudden or gradual drops in property values as a result of a general or local economic downturn. A decline in real estate values can cause loan to value margins to increase and diminish the Bank’s equity cushion on both an individual and portfolio basis. The Bank attempts to mitigate commercial real estate lending risks by carefully underwriting each loan of this type to address the perceived risks in the individual transaction. Generally, the Bank requires a loan-to-value ratio of 80% of the lesser of cost or appraisal for owner occupied transactions and 75% for investor transactions. A borrower’s ability to repay is carefully analyzed and policy calls for a minimum ongoing cash flow to debt service requirement of 1.10 to 1 although most loans exceed this minimum. An approved list of commercial real estate appraisers selected on the basis of a reputation for quality and accuracy has been established. Each appraisal is scrutinized in an effort to insure compliance with established appraisal guidelines and conformity with current comparable market values. The Bank generally requires personal guarantees on all loans to closely-held entities as a matter of policy. Borrowers are required to provide, at a minimum, annual corporate, partnership and personal financial statements to comply with Bank policy. Interest rate risk to the Bank is mitigated by using either floating interest rates or by fixing rates for an intermediate period of time, generally less than five years. While loan amortizations may be approved for up to 360 months, loans generally have a call provision (maturity date) of 10 years or less.

Commercial term loans are used to provide funds for equipment and general corporate needs. This loan category is designed to support borrowers who have a proven ability to service debt over a term generally not to exceed 84 months. The Bank typically requires a first lien position on the collateral financed and other business assets and guarantees from owners having at least a 20% interest in the business. Interest rates on commercial term loans generally float or are fixed for a term not to exceed five years. Management carefully monitors industry and collateral concentrations to avoid loan exposures to a large group of similar industries and/or similar collateral. Commercial loans are evaluated for historical and projected cash flow, balance sheet strength and primary and secondary repayment sources. Commercial term loan documents include certain financial and performance covenants and require borrowers to forward regular financial information on both the business and on personal guarantors at least annually. In certain cases, this information is required more frequently, depending on the degree to which lenders desire information to monitor a borrower’s financial condition and compliance with loan covenants. Key person life insurance is required as appropriate and as necessary to mitigate the risk associated with the loss of a primary owner or manager.

Commercial lines of credit are used to finance a business borrower’s short-term or seasonal credit needs and advances are often based on a percentage of eligible receivables and inventory. In addition to the risks inherent in term loan facilities, line of credit borrowers typically require additional monitoring to protect the lender against diminishing collateral values. Commercial lines of credit are generally revolving in nature and payable on demand. The Bank generally requires at least an annual rest period (for seasonal borrowers) and regular financial information (monthly or quarterly financial statements, monthly accounts receivable agings, borrowing base certificates, etc.) for borrowers with rapid growth and permanent working capital financing needs. Advances against collateral are generally margined, limiting advances on eligible receivables to 75-80% of current accounts. Lines of credit and term loans to the same borrowers are generally cross-defaulted and cross-collateralized. Industry and collateral concentration disciplines are the same as those used in managing the commercial term loan portfolio. Interest rate charges on this group of loans generally float at a factor at or above the prime lending rate. Generally, personal guarantees are also required on these loans.

Consumer Loans. Loans are considered for any worthwhile personal purpose on a case-by-case basis, such as financing of tuition, household expenditures, home and automobile financing. Consumer credit facilities are underwritten to focus on the borrower’s credit record, length and stability of employment, income to service debt and quality of collateral. Residential real estate loans held in portfolio are limited to advances of 90% of loan to appraised value. Maximum debt to income ratio established by loan policy is 40% and maximum unsecured revolving debt will not exceed 10% of net worth. Installment loan terms range out to 72 months and are priced at fixed interest rate. Home equity loans amortize over 5-15 years and are fixed rate while home equity lines are revolving with 10-year maturities and have floating rates tied to the prime rate.

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

Loan Administration. As part of its internal loan administration process, the Bank’s Directors Loan Committee, comprised of directors, reviews all loans 30-days delinquent, loans on the watch list, loans rated special mention, substandard, or doubtful and other loans of concern at least quarterly. The Committee also reviews new loan production, credit concentrations, loan loss reserves, declined loans, documentation exceptions, loan policy exceptions, new products and pricing. The Committee commissions periodic documentation and internal control reviews by outside vendors to complement internal audit and credit administration oversight.

Regulation, Supervision, and Governmental Policy

The Company. The Company is a bank holding company registered under Bank Holding Company Act of 1956, as amended, (the “BHCA”) and is subject to supervision by the Federal Reserve Board. As a bank holding company, the Company is required to file with the Federal Reserve Board an annual report and such other additional information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board may also make examinations of the Company and each of its subsidiaries.

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

Effective on March 11, 2000, the Gramm Leach Bliley Act of 1999 (the “GLB Act”) allows a bank holding company or other company to certify status as a financial holding company, which allows such company to engage in activities that are financial in nature, that are incidental to such activities, or are complementary to such activities. The GLB Act enumerates certain activities that are deemed financial in nature, such as underwriting insurance or acting as an insurance principal, agent or broker, underwriting, dealing in or making markets in securities, and engaging in merchant banking under certain restrictions. It also authorizes the Federal Reserve Board to determine by regulation what other activities are financial in nature, or incidental or complementary thereto.

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

Limitations of Acquisitions of Common Stock. The federal Change in Bank Control Act prohibits a person or group from acquiring “control” of a bank holding company unless the Federal Reserve has been given 60 days’ prior written notice of such proposed acquisition and within that time period the Federal Reserve Board has not issued a notice disapproving the proposed acquisition or extending for up to another 30 days the period during which such a disapproval may be issued. An acquisition may be made prior to expiration of the disapproval period if the Federal

Reserve issues written notice of its intent not to disapprove the action.  Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act or which would represent the single largest interest in the voting stock would, under the circumstances set forth in the presumption, constitute the acquisition of control.

In addition, with limited exceptions, any “company” would be required to obtain the approval of the Federal Reserve under the BHCA before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of the outstanding Common Stock of, or such lesser number of shares as constitute control over, the Company.  Such approval would be contingent upon, among other things, the acquirer registering as a bank holding company, divesting all impermissible holdings and ceasing any activities not permissible for a bank holding company.

The Federal Reserve has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of an institution’s capital.  These guidelines are substantially similar to those which are applicable to the Bank, discussed below.

The Bank.  The Bank, as a Virginia chartered commercial bank which is a member of the Federal Reserve System (a “state member bank”) and whose accounts are insured by the Bank Insurance Fund of the FDIC up to the maximum legal limits of the FDIC, is subject to regulation, supervision and regular examination by the State Corporation Commission/Bureau of Financial Institutions and the Federal Reserve Board.  The regulations of these various agencies govern most aspects of the Bank’s business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices.  The laws and regulations governing the Bank generally have been promulgated to protect depositors and the deposit insurance funds, and not for the purpose of protecting stockholders.

Competition among commercial banks, savings banks, and credit unions has increased following enactment of legislation which greatly expanded the ability of banks and bank holding companies to engage in interstate banking or acquisition activities.  As a result of federal and state legislation, banks in the Washington D.C./Maryland/Virginia area can, subject to limited restrictions, acquire or merge with a bank in another of the jurisdictions, and can branch de novo in any of the jurisdictions. The GLB Act allows a wider array of companies to own banks, which could result in companies with resources substantially in excess of the Company’s entering into competition with the Company and the Bank.

Branching and Interstate Banking.  The federal banking agencies are authorized to approve interstate bank merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks has opted out of the interstate bank merger provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”) by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks.  Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions.  Such interstate bank mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration limitations described in the Riegle-Neal Act.

The Riegle-Neal Act authorizes the federal banking agencies to approve interstate branching de novo by national and state banks in states which specifically allow for such branching.  The District of Columbia, Maryland and Virginia have all enacted laws which permit interstate acquisitions of banks and bank branches and permit out-of-state banks to establish de novo branches.

USA Patriot Act.  Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the “USA Patriot Act” or the “Patriot Act,” financial institutions are subject to prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to detect, and prevent, the use of the United States financial system for money laundering and terrorist financing activities.  The Patriot Act requires financial institutions, including banks, to establish anti-money laundering programs, including employee training and independent audit requirements, meet minimum standards specified by the act, follow minimum standards for customer identification and maintenance of customer identification records, and regularly compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers.  The costs or other effects of the compliance burdens imposed by the Patriot Act or future anti-terrorist, homeland security or anti-money laundering legislation or regulations cannot be predicted with certainty.

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

State member banks are expected to meet a minimum ratio of total qualifying capital (the sum of core capital (Tier 1) and supplementary capital (Tier 2)) to risk weighted assets of 8%.  At least half of this amount (4%) should be in the form of core capital. Tier 1 Capital generally consists of the sum of common stockholders’ equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 Capital), less goodwill, without adjustment for changes in the market value of securities classified as “available-for-sale” in accordance with FAS 115.  Tier 2 Capital consists of the following: hybrid capital instruments; perpetual preferred stock which is not otherwise eligible to be included as Tier 1 Capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses.  Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash and certain U.S. government and agency securities, to 100% for the bulk of assets which are typically held by a bank holding company, including commercial real estate loans, commercial business loans and consumer loans.  Residential first mortgage loans on one-to-four family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past-due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans.  Off-balance sheet items also are adjusted to take into account certain risk characteristics.

In addition to the risk-based capital requirements, the Federal Reserve Board has established a minimum 3.0% Leverage Capital Ratio (Tier 1 Capital to total adjusted assets) requirement for the most highly-rated banks, with an additional cushion of at least 100 to 200 basis points for all other banks, which effectively increases the minimum Leverage Capital Ratio for such other banks to 4.0% - 5.0% or more.  The highest-rated banks are those that are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, those which are considered a strong banking organization.  A bank having less than the minimum Leverage Capital Ratio requirement shall, within 60 days of the date as of which it fails to comply with such requirement, submit a reasonable plan describing the means and timing by which the bank shall achieve its minimum Leverage Capital Ratio requirement.  A bank which fails to file such plan is deemed to be operating in an unsafe and unsound manner, and could subject a bank to a cease-and-desist order.  Any insured depository institution with a Leverage Capital Ratio that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the Federal Deposit Insurance Act (the “FDIA”) and is subject to potential termination of deposit insurance.  However, such an institution will not be subject to an enforcement proceeding solely on account of its capital ratios, if it has entered into and is in compliance with a written agreement to increase its Leverage Capital Ratio and to take such other action as may be necessary for the institution to be operated in a safe and sound manner.  The capital regulations also provide, among other things, for the issuance of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital or to restore its capital to the minimum capital requirement within a specified time period.  Such directive is enforceable in the same manner as a final cease-and-desist order. At December 31, 2006, the Bank’s Tier 1 risk based capital ratio was 7.83%, its Total risk based capital ratio was 11.34% and its Leverage Capital ratio was 7.18%.  At December 31, 2006, the Company’s Tier 1 Capital was 10.53%, its Total Capital was 11.57% and its Leverage Capital ratio was 9.61%.

Prompt Corrective Action.  Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates.  The federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the FDIA.  Under the regulations, a bank shall be deemed to be: (i) “well capitalized” if it has a Total Risk Based Capital Ratio of 10.0% or more, a Tier 1 Risk Based Capital Ratio of 6.0% or more, a Leverage Capital Ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a Total Risk Based Capital Ratio of 8.0% or more, a Tier 1 Risk Based Capital Ratio of 4.0% or more and a Tier 1 Leverage Capital Ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized;” (iii) “undercapitalized” if it has a Total Risk Based Capital Ratio that is less than 8.0%, a Tier 1 Risk based Capital Ratio that is less than 4.0% or a Leverage Capital Ratio that is less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has a Total Risk Based Capital Ratio that is less than 6.0%, a Tier 1 Risk Based Capital Ratio that is less than 3.0% or a Leverage Capital Ratio that is less than 3.0%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate federal banking agency within 45 days of the date the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized.  A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the applicable agency. An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution.  Such guaranty shall be limited to the lesser of (i) an amount equal to 5.0% of the institution’s total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary at such time to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized.  Such a guaranty shall expire after the federal banking agency notifies the institution that it has remained adequately capitalized for each of four consecutive calendar quarters.  An institution which fails to submit a written capital restoration plan within the requisite period, including any required performance guaranty, or fails in any material respect to implement a capital restoration plan, shall be subject to the restrictions in Section 38 of the FDIA which are applicable to significantly undercapitalized institutions.  At December 31, 2006, the Company and Bank were considered to be a “well capitalized” institution for purposes of Section 38 of the FDIA.

A “critically undercapitalized institution” is to be placed in conservatorship or receivership within 90 days unless the FDIC formally determines that forbearance from such action would better protect the deposit insurance fund. Unless the FDIC or other appropriate federal banking regulatory agency makes specific further findings and certifies that the institution is viable and is not expected to fail, an institution that remains critically undercapitalized on average during the fourth calendar quarter after the date it becomes critically undercapitalized must be placed in receivership. The general rule is that the FDIC will be appointed as receiver within 90 days after a bank becomes critically undercapitalized unless extremely good cause is shown and an extension is agreed to by the federal regulators.  In general, good cause is defined as capital which has been raised and is imminently available for infusion into the bank except for certain technical requirements which may delay the infusion for a period of time beyond the 90 day time period.

Immediately  upon becoming undercapitalized, an institution shall become subject to the provisions of Section 38 of the FDIA, which (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals.  The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include: requiring the institution to raise additional capital; restricting transactions with affiliates; requiring divestiture of the institution or the sale of the institution to a willing purchaser; and any other supervisory action that the agency deems appropriate.  These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

Additionally, under Section 11(c)(5) of the FDIA, a conservator or receiver may be appointed for an institution where:  (i) an institution’s obligations exceed its assets;  (ii) there is substantial dissipation of the institution’s assets or earnings as a result of any violation of law or any unsafe or unsound practice;  (iii) the institution is in an unsafe or unsound condition;  (iv) there is a willful violation of a cease-and-desist order;  (v) the institution is unable to pay its obligations in the ordinary course of business;  (vi) losses or threatened losses deplete all or substantially all of an institution’s capital, and there is no reasonable prospect of becoming “adequately capitalized” without assistance;  (vii) there is any violation of law or unsafe or unsound practice or condition that is likely to cause insolvency or substantial dissipation of assets or earnings, weaken the institution’s condition, or otherwise seriously prejudice the interests of depositors or the insurance fund;  (viii) an institution ceases to be insured;  (ix) the institution is undercapitalized and has no reasonable prospect that it will become adequately capitalized, fails to become adequately capitalized when required to do so, or fails to submit or materially implement a capital restoration plan; or (x) the institution is critically undercapitalized or otherwise has substantially insufficient capital.

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

Deposit Insurance Premiums.  . Pursuant to deposit insurance reform legislation, in December 2006, the FDIC adopted a new risk based assessment system for determining deposit insurance premiums.  Under the new requirements, four risk categories (I-IV), each subject to different premium rates, are established, based upon an institution’s status as well capitalized, adequately capitalized or undercapitalized, and the institution’s supervisory rating.  Under the new rules, all insured depository institutions will pay deposit insurance premiums, currently ranging between 5 and 7 basis points on an institution’s assessment base for institutions in risk category I (well capitalized institutions perceived as posing the least risk to the insurance fund), and 10, 28 and 43 basis points for institutions in risk categories II, III, and IV.  The level of rates are subject to periodic adjustment by the FDIC.

PROPERTIES

The Bank offers its services from its main office, located at 5350 Lee Highway in Arlington, Virginia, and twenty additional banking offices, two mortgage lending offices, one investment services office and its bank operations center.  The main office consists of two connected red brick buildings, contains an aggregate of approximately 18,000 square feet of space on three levels.  The Bank utilizes one of the buildings, containing approximately 10,000 square feet, as the executive offices and a branch facility.  In August 1995, the Bank sold the connected building which it had previously leased out.  The Bank operates a branch located at 2930 Wilson Boulevard, Arlington, Virginia.  That property, which consists of a stand alone brick building containing approximately 2,400 square feet on a parcel of approximately 18,087 square feet, was purchased by the Bank in April 1997. The Bank also operates a branch location at 5140 Duke Street, Alexandria, Virginia.  That property, which consists of a two story brick building containing approximately 4,800 square feet on a parcel of approximately 16,800 square feet, was also purchased by the Bank in April 1997.

The Bank leases twenty-two office locations: the Alexandria Office, located at 1414 Prince Street, Alexandria, Virginia, consists of 2,500 square feet; the McLean Office, located at 1356 Chain Bridge Road, McLean, Virginia, consists of 1,625 square feet; the Williamsburg Boulevard Office, located at 6500 Williamsburg Road, Arlington, Virginia, consists of 1,781 square feet; the Annandale Office, located at 4230 John Marr Drive, Annandale, Virginia, consists of 2,400 square feet; the Fairfax Office, located at 10777 Main Street, Fairfax Virginia, consists of 2,038 square feet; the Vienna Office, located at 374 Maple Avenue, Vienna, Virginia, consists of 5,831 square feet; the King Street Office, located at 506 King Street, Alexandria Virginia, consists of 1,484 square feet; the Chantilly Office, located at 13881 G Metrotech Drive, Chantilly Virginia, consists of 1,950 square feet; the Lake Ridge office, located at 2030 Old Bridge Road, Lake Ridge, Virginia consists of 2,492 square feet; the Reston Office, located at 11820 Spectrum Center, Reston Virginia consists of 3,700 square feet; the Mount Vernon office, located at 7901 Richmond Highway, Alexandria, Virginia, consists of 2,831 square feet; the Walney Road office, located at 4221Walney Road, Chantilly, Virginia, consists of 2,661 square feet; the Del Ray office, located at 2401 Mount Vernon Avenue, Alexandria, Virginia, consists of 1,750 square feet; the Tysons Corner office, located at 8251 Greensboro Drive, McLean, Virginia, consists of 1,801 square feet; the Battlefield office, located at 10830 Balls Ford Road, Manassas, Virginia, consists of 7,409 square feet; the Newington office, located at 7830 Backlick Road, Springfield, Virginia, consists of 2,778 square feet; the Signal Hill office, located at 9161 Liberia Avenue, Manassas, Virginia, consists of 3,613 square feet; the Fairfax Lending office, located at 4221 Walney Road, Chantilly, Virginia, consists of 17,273 square feet; the Warrenton Mortgage Lending office, located at 54 East Lee Street, Warrenton, Virginia, consists of 300 square feet; the Leesburg Lending office, located at 210 Wirt Street, S.W., Leesburg, Virginia, consists of 630 square feet; the Fredericksburg Lending office, located at 2217 Prince Anne Street, Fredericksburg, Virginia, consists of 742 square feet; and the Bank’s operations center, located at 14201 Sullyfield Circle, Chantilly, Virginia consists of 25,001 square feet.  Generally the leases contain renewal option clauses for one or two additional five-year terms, and in some instances require payment of certain operating charges. In addition, the Bank has entered into lease agreements for five additional offices to be opened between 2007 and 2008. The total rental expense under the leases was $2.5 million in 2006.  The total minimum rental commitment under the leases, including the five additional offices to be opened between 2007 and 2008, as of December 31, 2006 is as follows: $2.5 million for 2007; $2.9 million for 2008, $2.7 million for 2009, $2.6 million for 2010, $2.0 million for 2011 and $11.5 million for 2012 and beyond.

MARKET PRICE OF STOCK AND DIVIDENDS

The Company’s stock is traded on the Nasdaq Global Select Market under the symbol “VCBI”.  Set forth below is the range of high and low sales prices (adjusted for stock dividends and splits) known to the Company for each full quarterly period within the two most recent fiscal years.

MARKET PRICE OF STOCK

	2006		2005
Quarter	High	Low	High	Low
First	$24.51	$19.69	$15.47	$13.94
Second	26.25	23.21	16.67	13.87
Third	24.46	21.54	18.67	16.13
Fourth	22.23	19.26	19.90	17.10

The Company has not paid cash dividends since 1995, electing to retain earnings for funding the growth of the Company and its business. The Company currently anticipates continuing the policy of retaining earnings to fund growth. The ability of the Company to pay dividends, should it elect to do so, depends largely upon the ability of the Bank to declare and pay dividends to the Company, as the principal source of the Company’s revenue is dividends paid by the Bank. Future dividends will depend primarily upon the Bank’s earnings, financial condition, and need for funds, as well as governmental policies and regulations applicable to the Company and the Bank, which limit the amount that may be paid as dividends without prior approval.

At December 31, 2006, the Company had 586 stockholders of record, and an aggregate of approximately 2,987 beneficial owners.  Information regarding stock dividends and splits in 2006, 2005, and 2004 is as follows:

1.               A three-for-two stock split in the form of a 25% stock dividend was declared on March 16, 2006, for stockholders of record on April 28, and was paid on May 12, 2006.

2.               A five-for-four stock split in the form of a 25% stock dividend was declared on March 23, 2005, for stockholders of record on April 15, 2005, and was paid on May 9, 2005.

3.               A five-for-four stock split in the form of a 25% stock dividend was declared on June 3, 2004, for stockholders of record on June 15, 2004, and was paid on July 15, 2004.

Securities Authorized for Issuance Under Equity Compensation Plans.  The following table sets forth information regarding outstanding options and other rights to purchase common stock granted under the Company’s compensation plans as of December 31, 2006:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,795,260	$6.93	404,984	(2)
Equity compensation plans not approved by security holders	0	0	0
Total	1,795,260	$6.93	404,984

(1)                  Consists of the Company’s 1989 and 1998 Stock Option Plans and the 2003 Employee Stock Purchase Plan. For additional information, see Notes 12 and 13 to the Consolidated Financial Statements.

(2)                  Shares include 116,598 available for issuance under the 1998 Stock Option Plan and 288,386 under the 2003 Employee Stock Purchase Plan.

Issuer Repurchases of Common Stock. No shares of the Company’s common stock were repurchased by or on behalf of the Company during the fourth quarter of 2006.

STOCK PERFORMANCE COMPARISON

The following table compares the cumulative total return on a hypothetical investment of $100 in Virginia Commerce Bancorp’s common stock at the closing price on December 31, 2001 through December 31, 2006, with the hypothetical cumulative total return on the Nasdaq Stock Market Index (Total U.S.) and the Nasdaq Bank Index for the comparable period.

	December 31,
	2001	2002	2003	2004	2005	2006
Virginia Commerce Bancorp, Inc.	$100.00	$140.77	$378.69	$421.43	$541.11	$554.69
Nasdaq Stock Market Index - (Total U.S.)	$100.00	$68.47	$102.72	$111.54	$113.07	$123.84
Nasdaq Bank Index	$100.00	$104.52	$135.80	$150.73	$144.20	$160.07

Annual Meeting of Stockholders

The annual meeting of stockholders of Virginia Commerce Bancorp, Inc. (the “Company”) will be held at 4:00 pm on Wednesday, April 25, 2007 at “The Tower Club”, 8000 Tower Crescent Drive, Suite 1700, Vienna, Virginia.

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

FINANCIAL STATEMENTS AND EXHIBITS

The following financial statements are included in this report:

Consolidated Balance Sheets at December 31, 2005 and 2006

Consolidated Statements of Income for the years ended December 31, 2004, 2005 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2005 and 2006

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2004, 2005 and 2006

Notes to the Consolidated Financial Statements

Report on Independent Registered Public Accounting Firm

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

4.6	Guarantee Agreement dated as of December 19, 2002, between Virginia Commerce Bancorp, Inc. and The Bank of New York, as Guarantee Trustee (2)

Exhibit No.	Description
4.7	Junior Subordinated Indenture, dated as of December 20, 2005 between Virginia Commerce Bancorp, Inc. and Wilmington Trust Company, as Trustee, (2)
4.8

Amended and Restated Declaration of Trust, dated as December 20, 2005, between Virginia Commerce Bancorp, Inc. and Wilmington Trust Company, as Delaware Trustee and Institutional Trustee, and Peter A. Converse, William K. Beauchesne and Marcia J. Hopkins as Administrative Trustees (2)

4.9	Guarantee Agreement dated as of December 20, 2005, between Virginia Commerce Bancorp, Inc. and Wilmington Trust Company, as Guarantee Trustee (2)
10.1	1998 Stock Option Plan (1)
10.2	2003 Employee Stock Purchase Plan (3)
10.3	2007 Virginia Commerce Bank Executive and Director Deferred Compensation Plan
11	Statement Regarding Computation of Per Share Earnings See Note 9 to the Consolidated Financial Statements
21	Subsidiaries of the Registrant
23	Consent of Yount, Hyde & Barbour, PC, Independent Registered Public Accounting Firm
31.1	Certification of Peter A. Converse, Chief Executive Officer
31.2	Certification of William K. Beauchesne, Treasurer and Chief Financial Officer
32.1	Certification of Peter A. Converse, Chief Executive Officer
32.2	Certification of William K. Beauchesne, Treasurer and Chief Financial Officer

(1)   Incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999.

(2)   Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation S-K. Virginia Commerce Bancorp, Inc. agrees to provide a copy of these documents to the Commission upon request.

(3) Incorporated by reference to exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-109079).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRGINIA COMMERCE BANCORP, INC.

By:	/s/ Peter A. Converse
Peter A. Converse, Chief Executive Officer

Dated:  March 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Leonard Adler	Director	March 14, 2007
Leonard Adler

/s/ Michael G. Anzilotti	Director, President	March 14, 2007
Michael G. Anzilotti

/s/ Peter A. Converse	Director, Chief Executive Officer	March 14, 2007
Peter A. Converse	(Principal Executive Officer)

/s/ W. Douglas Fisher	Chairman of the Board of Directors	March 14, 2007
W. Douglas Fisher

/s/ David M. Guernsey	Vice Chairman of the Board of Directors	March 14, 2007
David M. Guernsey

/s/ Robert H. L’Hommedieu	Director	March 14, 2007
Robert H. L’Hommedieu

/s/ Norris E. Mitchell	Director	March 14, 2007
Norris E. Mitchell

/s/ Arthur L. Walters	Vice Chairman of the Board of Directors	March 14, 2007
Arthur L. Walters

/s/ William K. Beauchesne	Treasurer and Chief Financial Officer	March 14, 2007
William K. Beauchesne	(Principal Financial and Accounting Officer)