Form 10-Q
period 2007-03-31
VIRGINIA COMMERCE BANCORP INC
filed 2007-05-10
CIK 1099305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2007

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

Indicate by check whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒.  No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule12b-2 of the Securities Exchange Act.    Yes ☐.  No ☒.

As of May 9, 2007, the number of outstanding shares of registrant’s common stock, par value $1.00 per share was: 23,901,043

PART I.   FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share data)

	Unaudited	Audited
	March 31,	December 31,
	2007	2006
Assets
Cash and due from banks	$23,640	$34,989
Interest-bearing deposits with other banks	1,094	1,079
Securities (fair value: 2007, $258,116; 2006, $233,401)	258,779	234,203
Federal funds sold	37,159	—
Loans held-for-sale	8,202	7,796
Loans, net of allowance for loan losses of $18,443 in 2007 and $18,101 in 2006	1,689,670	1,629,827
Bank premises and equipment, net	10,113	9,273
Accrued interest receivable	9,825	9,315
Other assets	23,062	22,600
Total assets	$2,061,544	$1,949,082
Liabilities and Stockholders’ Equity
Deposits
Demand deposits	$192,116	$186,939
Savings and interest-bearing demand deposits	486,068	459,495
Time deposits	1,032,591	959,507
Total deposits	$1,710,775	$1,605,941
Securities sold under agreement to repurchase and federal funds purchased	147,631	148,871
Trust preferred capital notes	44,344	44,344
Accrued interest payable	6,601	5,923
Other liabilities	5,421	4,152
Commitments and contingent liabilities	—	—
Total liabilities	$1,914,772	$1,809,231
Stockholders’ Equity
Preferred stock, $1.00 par, 1,000,000 shares authorized and unissued	$—	$—
Common stock, $1.00 par, 50,000,000 shares authorized, issued and outstanding 2007, 21,716,392; 2006, 21,560,253	21,716	21,560
Surplus	31,364	31,231
Retained earnings	94,218	87,744
Accumulated other comprehensive loss, net	(526)	(684)
Total stockholders’ equity	$146,772	$139,851
Total liabilities and stockholders’ equity	$2,061,544	$1,949,082

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands of dollars except per share data)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Interest and dividend income:
Interest and fees on loans	$32,800	$25,368
Interest and dividends on investment securities:
Taxable	2,676	1,585
Tax-exempt	90	60
Dividends	66	63
Interest on deposits with other banks	18	13
Interest on federal funds sold	457	152
Total interest and dividend income	$36,107	$27,241
Interest expense:
Deposits	$16,190	$9,171
Securities sold under agreement to repurchase and federal funds purchased	1,251	956
Other borrowed funds	—	216
Trust preferred capital notes	777	746
Total interest expense	$18,218	$11,089
Net interest income:	$17,889	$16,152
Provision for loan losses	360	1,005
Net interest income after provision for loan losses	$17,529	$15,147
Non-interest income:
Service charges and other fees	$840	$815
Non-deposit investment services commissions	184	91
Fees and net gains on loans held-for-sale	661	717
Other	177	88
Total non-interest income	$1,862	$1,711
Non-interest expense:
Salaries and employee benefits	$5,536	$4,820
Occupancy expense	1,616	1,267
Data processing	567	477
Other operating expense	1,770	1,630
Total non-interest expense	$9,489	$8,194
Income before taxes on income	$9,902	$8,664
Provision for income taxes	3,428	2,950
Net Income	$6,474	$5,714
Earnings per common share, basic (1)	$0.27	$0.25
Earnings per common share, diluted (1)	$0.26	$0.23

Notes to consolidated financial statements are an integral part of these statements.

(1)             Adjusted to give effect to a three-for-two split in the form of a 50% stock dividend in May 2006 and a 10% stock dividend paid on May 1, 2007.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2007 and 2006

(In Thousands of Dollars)

 (Unaudited)

					Accumulated
					Other		Total
	Preferred	Common		Retained	Comprehensive	Comprehensive	Stockholders’
	Stock	Stock	Surplus	Earnings	Income (Loss)	Income	Equity
Balance, January 1, 2006	$—	$14,050	$36,065	$63,240	$(1,537)		$111,818
Comprehensive Income:
Net Income				5,714		$5,714	5,714
Other comprehensive income (loss), unrealized holding losses arising during the period (net of tax of $50)					(93)	(93)	(93)
Total comprehensive income						$5,621
Stock options exercised	—	221	1,156	—	—		1,377
Stock based compensation expense	—	—	58	—	—		58
Employee Stock Purchase Plan	—	1	36	—	—		37
Balance, March 31, 2006	$—	$14,272	$37,315	$68,954	$(1,630)		$118,911

Balance, January 1, 2007	$—	$21,560	$31,231	$87,744	$(684)		$139,851
Comprehensive Income:
Net Income				6,474		$6,474	6,474
Other comprehensive income, unrealized holding gains arising during the period (net of tax of $85)					158	158	158
Total comprehensive income						$6,632
Stock options exercised	—	155	16	—	—		171
Stock based compensation expense	—	—	101	—	—		101
Employee Stock Purchase Plan	—	1	16	—	—		17
Balance, March 31, 2007	$—	$21,716	$31,364	$94,218	$(526)		$146,772

              Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$6,474	$5,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	441	331
Provision for loan losses	360	1,005
Stock based compensation expense	101	58
Deferred tax benefit	(316)	(434)
Accretion of security discounts, net	(87)	(69)
Origination of loans held-for-sale	(41,769)	(40,092)
Sales of loans	40,953	44,194
Proceeds from gain on sale of loans	409	380
Changes in other assets and other liabilities:
(Increase) decrease in accrued interest receivable	(510)	51
(Increase) in other assets	(232)	(160)
Increase in other liabilities	1,947	1,291
Net Cash Provided by Operating Activities	$7,771	$12,269

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans	(60,202)	(99,360)
Purchase of securities available-for-sale	(38,876)	(2,557)
Proceeds from principal payments on securities available-for-sale	614	591
Proceeds from principal payments on securities held-to-maturity	1,217	1,115
Proceeds from calls and maturities of securities available-for-sale	12,800	3,800
Proceeds from calls and maturities of securities held-to-maturity	—	500
Purchase of bank premises and equipment	(1,281)	(613)
Net Cash Used In Investing Activities	$(85,728)	$(96,524)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$104,834	$148,477
Net (decrease) increase in repurchase agreements and federal funds purchased	(1,240)	3,146
Net proceeds from issuance of capital stock	188	1,414
Net Cash Provided by Financing Activities	$103,782	$153,037

Net Increase In Cash and Cash Equivalents	25,825	68,782

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	36,068	33,642
CASH AND CASH EQUIVALENTS — END OF PERIOD	$61,893	$102,424

Supplemental Schedule of Noncash Investing Activities:
Unrealized gain (loss) on available-for-sale securities	$243	$(143)
Tax benefits on stock options and warrants exercised	5	616

Supplemental Disclosure of Cash Flow Information:
Taxes Paid	$1,687	$1,531
Interest Paid	17,540	10,056

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                    General

The accompanying unaudited consolidated financial statements of Virginia Commerce Bancorp, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions as of March 31, 2007 and December 31, 2006, the results of operations for the three months ended March 31, 2007 and 2006, and statements of cash flows and stockholders’ equity for the three months ended March 31, 2007 and 2006. These statements should be read in conjunction with the Company’s annual report on Form 10-K for the period ended December 31, 2006.

Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or any other period.

2.                    Investment Securities

Amortized cost and fair value of securities available-for-sale and held-to-maturity as of March 31, 2007 are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-Sale:
U.S. Government Agency obligations	$193,856	$407	$(1,194)	$193,069
Domestic corporate debt obligations	6,000	40	—	6,040
Obligations of states and political subdivisions	10,049	56	(118)	9,987
Restricted stock:
Federal Reserve Bank	1,442	—	—	1,442
Federal Home Loan Bank	3,506	—	—	3,506
Community Bankers’ Bank	55	—	—	55
	$214,908	$503	$(1,312)	$214,099

Held-to-Maturity:
U.S. Government Agency obligations	$34,313	$26	$(575)	$33,764
Obligations of states and political subdivisions	10,367	48	(162)	10,253
	$44,680	$74	$(737)	$44,017

VIRGINIA COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

Amortized cost and fair value of securities available-for-sale and held-to-maturity as of December 31, 2006 are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available—for-sale:
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

The amortized cost of securities pledged as collateral for repurchase agreements, certain public deposits, and other purposes were $182.6 million and $159.2 million at March 31, 2007, and December 31, 2006, respectively.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Provided below is a summary of securities which were in an unrealized loss position at March 31, 2007, and December 31, 2006. Of the total securities in an unrealized loss position at March 31, 2007, 89.4%, or forty-two positions, were U.S. Government Agency obligations with maturities ranging from two months to twelve years. As the Company has the ability and intent to hold these securities until maturity, or until such time as the value recovers, no declines are deemed to be other-than-temporary.  In addition, there has been no deterioration in the ratings for any of the securities.

At March 31, 2007	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government Agency obligations	$27,957	$(56)	$76,337	$(1,138)	$104,294	$(1,194)
Obligations of states/political subdivisions	8,067	(118)	—	—	8,067	(118)
	$36,024	$(174)	$76,337	$(1,138)	$112,361	$(1,312)
Held-to-maturity:
U.S. Government Agency obligations	$—	$—	$28,929	$(575)	$28,929	$(575)
Obligations of states/political subdivisions	$2,780	$(42)	5,029	(120)	7,809	(162)
	$2,780	$(42)	$33,958	$(695)	$36,738	$(737)

VIRGINIA COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

At December 31, 2006	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government Agency obligations	$24,762	$(50)	$81,174	$(1,439)	$105,936	$(1,489)
Obligations of states/political subdivisions	2,245	(8)	—	—	2,245	(8)
	$27,007	$(58)	$81,174	$(1,439)	$108,181	$(1,497)
Held-to-maturity:
U.S. Government Agency obligations	$1,521	$(8)	$28,248	$(697)	$29,769	$(705)
Obligations of states/political subdivisions	2,128	(38)	4,802	(136)	6,930	(174)
	$3,649	$(46)	$33,050	$(833)	$36,699	$(879)

3.   Loans

Major classifications of loans, excluding loans held-for-sale, are summarized as follows:

(Dollars in thousands)	March 31, 2007	December 31, 2006

Commercial	$194,552	$190,527
Real estate-1-4 family residential	198,283	193,247
Real estate-multifamily residential	58,234	57,913
Real estate-nonfarm, non-residential	699,362	689,110
Real estate-construction	556,692	515,040
Consumer	6,235	6,997
Total Loans	$1,713,358	$1,652,834
Less unearned income	5,245	4,906
Less allowance for loan losses	18,443	18,101
Loans, net	$1,689,670	$1,629,827

4.   Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on  the weighted average number of shares of diluted potential common stock. As of March 31, 2007, there were 272,800 anti-dilutive stock options outstanding. The weighted average number of shares for both periods presented, have been adjusted to give effect to a three-for-two stock split in the form of a 50% stock dividend paid May 12, 2006, and a 10% stock dividend paid on May 1, 2007. Potential dilutive common stock had no effect on income available to common stockholders.

	March 31, 2007		March 31, 2006
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic earnings per share	23,885,904	$0.27	23,446,721	$0.25
Effect of dilutive securities:
Stock options	1,065,880		1,470,055
Diluted earnings per share	24,951,784	$0.26	24,916,776	$0.23

VIRGINIA COMMERCE BANCORP, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

5.   Stock Compensation Plan

At March 31, 2007, the Company had a stock-based compensation plan. Through 2005, the Company accounted for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. As such, no stock-based compensation expense was reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. On December 29, 2005, the Company accelerated the vesting of all outstanding options under the plan in order to avoid a total of approximately $2.3 million in expense in future periods following the adoption of FASB Statement No. 123 (R) effective January 1, 2006, using the modified prospective method and as such, results for prior periods have not been restated.

Included in salaries and employee benefits expense for the three months ended March 31, 2006 and 2007, is $58 thousand and $101 thousand, respectively, of stock-based compensation expense which is based on the estimated fair value of 172,040 options granted in 2006 and 128,040 granted in 2007, as adjusted, amortized on a straight-line basis over a five year requisite service period. As of March 31, 2007, there was $1.7 million remaining of total unrecognized compensation expense related to the 172,040 and 128,040 stock option awards which will be recognized over the remaining requisite service periods.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2007, and 2006:

	2007	2006
Expected volatility	23.59%	21.91%
Expected dividends	.00%	.00%
Expected term (in years)	7.5	7.5
Risk-free rate	4.76% to 4.82%	4.42% to 4.75%

In 2006, the Company took into consideration guidance under SFAS 123R and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions.  The weighted average expected option term reflects the application of the simplified method set out in SAB 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

Stock option plan activity for the three months ended  March 31,2007, adjusted to give effect to the 10% stock dividend paid on May 1, 2007, is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2007	1,974,786	$6.30
Granted	128,040	17.67
Exercised	(170,605)	0.97
Forfeited	—	—
Outstanding at March 31, 2007	1,932,221	$7.52	5.50	$23,520
Exercisable at March 31, 2007	1,667,978	$5.83	4.89	$23,116

The total intrinsic value of options exercised during the first three months ended March 31, 2007, was $2.9 million.

VIRGINIA COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

6.   Capital Requirements

A comparison of the Company’s and its wholly-owned subsidiary’s, Virginia Commerce Bank (the “Bank”) capital ratios as of March 31, 2007 with the minimum regulatory guidelines is as follows:

	Actual	Minimum Guidelines	Minimum to be “Well-Capitalized”
Total Risk-Based Capital:
Company	11.43%	8.00%	—
Bank	11.21%	8.00%	10.00%

Tier 1 Risk-Based Capital:
Company	10.42%	4.00%	—
Bank	7.84%	4.00%	6.00%

Leverage Ratio:
Company	9.48%	4.00%	—
Bank	7.15%	4.00%	5.00%

7.   Other Borrowed Money and Lines of Credit

The Bank maintains a $309.0 million line of credit with the Federal Home Loan Bank of Atlanta.  The interest rate and term of each advance from the line is dependent upon the advance and commitment type.  Advances on the line are secured by all of the Bank’s qualifying first liens, second liens and home equity lines-of-credit on one-to-four unit single-family dwellings.  As of March 31, 2007, the book value of these qualifying loans totaled approximately $102.1 million and the amount of available credit using this collateral was $63.4 million. Advances on the line of credit, in excess of this amount, require pledging of additional assets including other types of loans and investment securities. As of March 31, 2007, the Bank had no advances outstanding.  The Bank has additional short-term lines of credit totaling $115.0 million with nonaffiliated banks at March 31, 2007, on which no amount was outstanding at that date.

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

9:   Segment Reporting

In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” the Company has two reportable segments, its community banking operations and its mortgage banking division. Community banking operations, the major segment, involves making loans and gathering deposits from individuals and businesses in the Bank’s market area, while the mortgage banking division originates and sells mortgage loans, servicing released, on one-to-four family residential properties.  Revenues from mortgage lending consist of interest earned on mortgage loans held-for-sale, loan origination fees, and net gains on the sale of loans in the secondary market. The Bank provides the mortgage division with short term funds to originate loans and charges it interest on the funds based on what the Bank earns on overnight funds. Expenses include both fixed overhead and variable costs on originated loans such as loan officer commissions, document preparation and courier fees. The following table presents segment information for the three months ended March  31, 2007 and 2006. Eliminations consist of overhead and interest charges by the Bank to the mortgage lending division.

	Three Months Ended March 31, 2007
(In thousands)	Community Banking	Mortgage Lending	Eliminations	Total
Interest income	$35,998	$109	$—	$36,107
Non-interest income	1,201	661	—	1,862
Total operating income	$37,199	$770	$—	$37,969

Interest expense	$18,218	$90	$(90)	$18,218
Provision for loan losses	360	—	—	360
Non-interest expense	8,834	669	(14)	9,489
Total operating expense	$27,412	$759	(104)	$28,067
Income before taxes on income	$9,787	$11	$104	$9,902
Provision for income taxes	3,424	4	—	3,428
Net Income	$6,363	$7	$104	$6,474

Total Assets	$2,053,145	$8,399	$—	$2,061,544

VIRGINIA COMMERCE BANCORP, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

	Three Months Ended March 31, 2006
(In thousands)	Community Banking	Mortgage Lending	Eliminations	Total
Interest income	$27,130	$111	$—	$27,241
Non-interest income	994	717	—	1,711
Total operating income	$28,124	$828	$—	$28,952

Interest expense	$11,089	$71	$(71)	$11,089
Provision for loan losses	1,005	—	—	1,005
Non-interest expense	7,606	603	(15)	8,194
Total operating expense	$19,700	$674	$(86)	$20,288
Income before taxes on income	$8,424	$154	$86	$8,664
Provision for income taxes	2,897	53	—	2,950
Net Income	$5,527	$101	$86	$5,714

Total Assets	$1,670,272	$8,160	$—	$1,678,432

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

Non-GAAP Presentations

This management’s discussion and analysis refers to the efficiency ratio, which is computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income. This is a non-GAAP financial measure which we believe provides investors with important information regarding our operational efficiency. Comparison of our efficiency ratio with those of other companies may not be possible because other companies may calculate the efficiency ratio differently. The Company, in referring to its net income, is referring to income under accounting principles generally accepted in the United States, or “GAAP”.

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

Critical Accounting Policies

During the quarter ended March 31, 2007 there were no changes in the Company’s critical accounting policies as reflected in the last report.

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

The Company’s 1998 Stock Option Plan (the “Plan”), which is shareholder-approved, permits the grant of share options to its directors and officers for up to 2.35 million shares of common stock, as adjusted for the 10% stock dividend paid on May 1, 2007. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant, generally vest based on 5 years of continuous service and have 10-year contractual terms. The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model that currently uses historical volatility of the Company’s stock based on a 7.5 year expected term, before exercise, for the options granted, and a risk-free interest rate based on the U.S. Treasury curve in effect at the time of the grant to estimate total stock-based compensation expense. Expected term is calculated using the simplified method identified in Staff Accounting Bulletin No. 107. This amount is then amortized on a straight-line basis over the requisite service period, currently 5 years, to salaries and benefits expense. Changes in the expected outstanding term for all awards based on historical exercise behavior could effect the estimated value of future grants. See Note 5 to the Consolidated Financial Statements for additional information regarding the Stock Option Plan and related expense.

Results of Operations

For the three months ended March 31, 2007, the Bank experienced strong growth in assets, loans and deposits, and increased earnings by $760 thousand, or 13.3%, over the first quarter of 2006. Total assets increased $112.5 million, or 5.8%, from $1.95 billion at December 31, 2006, to $2.06 billion at March 31, 2007, as total deposits grew $104.8 million, or 6.5%, from $1.60 billion to $1.71 billion.  On a diluted per share basis, first quarter 2007 earnings were $0.26 compared to $0.23 for the first quarter of 2006, as adjusted for a three-for-two stock split in the form of a 50% stock dividend paid in May 2006, and a 10% stock dividend paid on May 1, 2007.  The year-over-year increase in net income was primarily due to a 10.8% increase in net interest income, an 8.8% increase in non-interest income, and a 64.2% decline in loan loss provisions on improved asset quality.

Loans, net of allowance for loan losses, increased $59.8 million, or 3.7%, and represented 98.8% of total deposits at March 31, 2007, versus 101.5% at December 31, 2006. The majority of loan growth occurred in construction loans which increased $41.7 million, or 8.1%, from $515.0 million at December 31, 2006, to $556.7 million at March 31, 2007.  Non-farm non-residential real estate loans represented the second largest dollar increase rising $10.3 million, or 1.5%, from $689.1 million at December 31, 2006, to $699.4 million at March 31, 2007. All other loan categories experienced some growth with the exception of consumer loans and overall net loan growth was impacted by an unusually higher level of repayments. Growth in loans for the first three months of 2006 of $98.4 million was also concentrated in construction and non-farm non-residential real estate loans which together increased $75.7 million.

Total deposit growth of $104.8 million included an increase in demand deposits of $5.2 million, or 2.8%, from $186.9 million at December 31, 2006, to $192.1 million at March 31, 2007, an increase in interest-bearing demand deposits of $26.6 million, or 5.8%, and an increase in time deposits of $73.0 million, or 7.6%, from $959.5 million at December 31, 2006, to $1.03 billion. The majority of the Bank’s deposits are attracted from individuals and businesses in the Northern Virginia and the Metropolitan Washington, D.C. area, and the interest rates the Bank pays are generally near the top of the local market. Growth in this first quarter of 2007 was supported by continued promotions for savings, money market and time deposits in local newspapers.

Repurchase agreements, the majority of which represent funds of significant demand deposit customers, and federal funds purchased decreased $1.3 million from $148.9 million at December 31, 2006, to $147.6 million as $40.5 million in federal funds purchased at December 31, 2006, were replaced with a $14.2 million increase in demand deposit customer repurchase agreements, and a $25.0 million structured repurchase agreement with a correspondent bank.

As noted, for the three months ended March 31, 2007, net income increased $760 thousand, or 13.3%, from $5.7 million for the three months ended March 31, 2006, to $6.5 million as net interest income increased $1.7 million, or 10.8%, non-interest income increased $151 thousand, or 8.8%, and provisions for loan losses were down $645 thousand, or 64.2% on improved asset quality and a lower level of loan growth compared to the first three months of 2006. Diluted earnings per share of $0.26 were up $0.03, or 13.0%, compared to $0.23 for the same period in 2006, as adjusted to give effect to a three-for-two stock split in the form of a 50% stock dividend in May 2006 and a 10% stock dividend paid on May 1, 2007. Overall, the increases in net interest and non-interest income, and the lower level of loan loss provisions more than offset a 15.8% increase in non-interest expense year-over-year.

Stockholders’ equity increased $6.9 million, or 5.0%, from $139.9 million at December 31, 2006, to $146.8 million at March 31, 2007, on earnings of $6.5 million, $188 thousand in proceeds from the exercise of stock options by Company officers and employees and an increase of $158 thousand in other comprehensive income, net of tax.

Net Interest Income

Net interest income is the excess of interest earned on loans and investments over the interest paid on deposits and borrowings and is the Company’s primary revenue source. Net interest income is thereby affected by overall balance sheet growth, changes in interest rates and changes in the mix of investments, loans, deposits and borrowings. Net interest income increased $1.7 million, or 10.8%, from $16.2 million for the three months ended March 31, 2006, to $17.9 million for the current three month period due to overall balance sheet growth as the Company’s net interest margin declined from 4.27% in the first quarter of 2006 to 3.74% for the current three-month period and was down ten basis points from 3.84% in the fourth quarter of 2006.

The declines in the net interest margin continue to be the result of significantly higher short-term rates on savings, money market and time deposit accounts, a shift of funds in 2006 from lower rate interest-bearing checking accounts, and ongoing strong competition for deposits in the local market. These factors resulted in an 89 basis point increase in the cost of funds year-over-year, compared to a 32 basis point increase in the yield on interest-earning assets.

Management expects net interest margin pressure to continue in 2007 due to high short-term interest rates and competitive pressures on deposit and loan rates in the Company’s market area. However, the rate of compression continues to decelerate and is expected to bottom out in the second half of the year.  As a result, we expect the margin for the remainder of 2007 to be in the range of 3.60%-3.75%.

The following table shows the average balance sheets for each of the three months ended March 31, 2007 and 2006.  In addition, the amounts of interest earned on interest-earning assets, with related yields on a tax-equivalent basis, and interest expense on interest-bearing liabilities, with related rates, are shown.  Loans placed on a non-accrual status are included in the average balances. Net loan fees and late charges included in interest income on loans totaled $1.34 million and $1.36 million for 2007 and 2006, respectively.

	Three Months Ended March 31,
	2007			2006
(Dollars in thousands)	Average Balance	Interest Income- Expense	Average Yields /Rates	Average Balance	Interest Income- Expense	Average Yields /Rates
Assets
Securities(1)	$241,140	$2,832	4.74%	$174,031	$1,708	3.97%
Loans, net of unearned income	1,668,656	32,800	7.98%	1,344,409	25,368	7.55%
Interest-bearing deposits in other banks	1,336	18	5.59%	1,039	13	5.03%
Federal funds sold	35,134	457	5.20%	13,597	152	4.46%
Total interest-earning assets	$1,946,266	$36,107	7.53%	$1,533,076	$27,241	7.21%
Other assets	61,494			52,036
Total Assets	$2,007,760			$1,585,112

Liabilities and Stockholders’ Equity
Interest-bearing deposits:
NOW accounts	$156,997	$648	1.67%	$196,084	$811	1.68%
Money market accounts	236,868	2,289	3.92%	140,403	1,005	2.90%
Savings accounts	77,992	807	4.20%	18,593	25	0.54%
Time deposits	1,016,081	12,446	4.97%	747,684	7,330	3.98%
Total interest-bearing deposits	$1,487,938	$16,190	4.41%	$1,102,764	$9,171	3.37%
Securities sold under agreement to repurchase and federal funds purchased	130,452	1,251	3.89%	100,466	956	3.86%
Other borrowed funds	—	—	—	18,333	216	4.72%
Trust preferred capital notes	43,000	777	7.23%	43,000	746	6.94%
Total interest-bearing liabilities	$1,661,390	$18,218	4.45%	$1,264,563	$11,089	3.56%
Demand deposits and other liabilities	203,465			205,402
Total liabilities	$1,864,855			$1,469,965
Stockholders’ equity	142,905			115,147
Total liabilities and stockholders’ equity	$2,007,760			$1,585,112
Interest rate spread			3.08%			3.65%
Net interest income and margin		$17,889	3.74%		$16,152	4.27%

(1) Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders’ equity.  Average yields on securities are stated on a tax equivalent basis, using a 35% rate.

Allowance for Loan Losses / Provision for Loan Loss Expense

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. For the three months ended March 31, 2007, provisions for loan losses were $360 thousand compared to $1.0 million in the same period in 2006. This was due to a $54 thousand decrease in non-performing loans from December 31, 2006 to March 31, 2007, lower net loan growth of $59.8 million for the first quarter of 2007 as compared to growth of $98.4 million for the prior year quarter, and a significant decrease in other identified potential problem loans, which, although well-secured and currently performing, but requiring higher reserve levels, fell from $11.6 million at December 31, 2006, to $4.3 million at March 31, 2007. As a result, the allowance for loan losses to total loans dropped from 1.10% at December 31, 2006, to 1.08% as of March 31, 2007. See “Risk Elements and Non-performing Assets” for additional discussion relating to the increase in non-performing assets and potential problem loans.

Management feels that the allowance for loan losses is adequate at March 31, 2007. However, there can be no assurance that additional provisions for loan losses will not be required in the future, including as a result of possible changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, on a national basis or in the Company’s market area, or changes in the circumstances of particular borrowers.

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

The following schedule summarizes the changes in the allowance for loan losses:

	Three Months	Three Months	Twelve Months
	Ended	Ended	Ended
	March 31, 2007	March 31, 2006	December 31, 2006
	(In Thousands of Dollars)

Allowance, at beginning of period	$18,101	$13,821	$13,821
Provision charged against income	360	1,005	4,406
Recoveries:
Consumer loans	7	3	63
Losses charged to reserve:
Commercial loans	—	—	(112)
Consumer loans	(25)	(16)	(77)
Net recoveries (charge-offs)	(18)	(13)	(126)
Allowance, at end of period	$18,443	$14,813	$18,101

Ratio of net charge-offs to average total loans outstanding during period	0.001%	0.001%	0.01%
Allowance for loan losses to total loans	1.08%	1.07%	1.10%

Risk Elements and Non-performing Assets

Non-performing assets consist of non-accrual loans, impaired loans, restructured loans, and other real estate owned (foreclosed properties).  For the three months ended March 31, 2007, the total non-performing assets and loans that are 90 days or more past due and still accruing interest decreased by $54 thousand, or 1.4%, from just over $3.9 million at December 31, 2006, to just under that amount at March 31, 2007. As a result, the ratio of non-performing assets and loans past due 90 days and still accruing to total assets decreased from 0.20% at December 31, 2006, to 0.19% at March 31, 2007, and is unchanged from 0.19% at March 31, 2006. The Company expects its ratio of non-performing assets to remain low relative to its peers; however, it could increase due to an aggregate of $4.3 million in other identified potential problem loans as of March 31, 2007, for which management has identified risk factors that may result in them not being repaid in accordance with their terms although the loans are generally well secured and are currently performing. At December 31, 2006, other identified potential problem loans were $11.6 million.

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

Total non-performing assets consist of the following:

	March 31, 2007	March 31, 2006	December 31, 2006
	(In Thousands of Dollars)

Non-accrual loans	$9	$13	$10
Impaired loans	3,857	2,342	3,910
Total non-performing loans	$3,866	$2,355	$3,920
Loans past due 90 days and still accruing	—	890	—
Total non-performing assets and loans past due 90 days and still accruing	$3,866	$3,245	$3,920

As a percentage of total loans	0.23%	0.23%	0.24%
As a percentage of total assets	0.19%	0.19%	0.20%

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

At March 31, 2007, the Company had $1.31 billion, or 76.7%, of total loans concentrated in commercial real estate. Commercial real estate for purposes of this discussion includes all construction loans, loans secured by multi-family residential properties and loans secured by non-farm, non-residential properties. At December 31, 2006, commercial real estate loans were $1.26 billion, or 76.4%, of total loans. Total construction loans of $556.7 million at March 31,

2007, represented 32.5% of total loans, loans secured by multi-family residential properties of $58.2 million represented 3.4% of total loans, and loans secured by non-farm, non-residential properties of $699.4 million represented 40.8%.

Construction loans at March 31, 2007, included $356.0 million in loans to commercial builders of single family residential property and $19.0 million to individuals on single family residential property, representing 20.8% and 1.1% of total loans, respectively, and together representing 21.9% of total loans. These loans are made to a number of unrelated entities and generally have a term of twelve to eighteen months.  In addition the Company had $181.7 million of construction loans on non-residential commercial property at March 31, 2007, representing 10.6% of total loans. These total construction loans of $556.7 million include $218.0 million in land acquisition and or development loans on residential property and $103.3 million in land acquisition and or development loans on commercial property, together totaling $321.3 million, or 18.8% of total loans. Adverse developments in the Northern Virginia real estate market or economy, including substantial increases in mortgage interest rates, slower housing sales, and increased commercial property vacancy rates, could have an adverse impact on these groups of loans and the Bank’s income and financial position. At March 31, 2007, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio.  An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

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

Under guidance adopted by the federal banking regulators, banks which have concentrations in construction, land development or commercial real estate loans (other than loans for majority owner occupied properties) would be expected to maintain higher levels of risk management and, potentially, higher levels of capital.  It is possible that we may be required to maintain higher levels of capital than we would otherwise be expected to maintain as a result of our levels of construction, development and commercial real estate loans, which may require us to obtain additional capital.

Non-Interest Income

Non-interest income for the first quarter rose $151 thousand, or 8.8%, from $1.7 million in 2006, to $1.8 million with increases in all categories except for a $56 thousand decrease in fees and net gains on mortgage loans held-for-sale. Compared to the three months ended December 31, 2006, non-interest income was lower by $171 thousand with fees and net gains on mortgage loans held-for-sale down $198 thousand due mainly to seasonal factors. For the three months ended March 31, 2007, originations of loans held-for-sale were $41.8 million as compared to $40.1 million for the same period in 2006. Management expects increasing levels of non-interest income, including fees and net gains from mortgage lending activities, over the rest of 2007.

Loans classified as held-for-sale represent loans on one-to-four family residential real estate, originated on a pre-sold and servicing released basis to various investors, and carried on the balance sheet at the lower of cost or market. Adverse changes in the local real estate market, consumer confidence, and interest rates could adversely impact the level of loans originated and sold, and the resulting fees and earnings thereon. In terms of the quality of our residential mortgage originations, the Bank is primarily a prime lender. Only $2.5 million, or 1.4%, of our total production in 2006 was subprime and carried no risk of repurchase due to early payment default or foreclosure, as the loans were sold to one of our primary investors under a surety program. Approximately 15-20% of our mortgage loans were Alt A and were all sold in the secondary market with no foreclosures to date or significant delinquency problems.

Non-Interest Expense

For the three months ended March 31, 2007, non-interest expense increased $1.3 million, or 15.8%, compared to the same period in 2006. Salaries and benefits were up $716 thousand, or 14.9%, from $4.8 million in 2006 to $5.5 million for the three months ended March 31, 2007, occupancy expense was up $349 thousand, or 27.6%, and other operating expenses increased $140 thousand, or 8.6%. The year-over-year increases were due to the opening of the Bank’s twentieth branch location in August 2007, the hiring of additional loan and business development officers, other staffing and facilities expansion to support loan and deposit growth and some expenses associated with new branches to be opened in the second quarter of 2007. As a result of these increases in expenses, the efficiency ratio rose from 45.9% in the first quarter of 2006 to 48.0% in the current period. Management expects higher levels in all non-interest expense categories in the second quarter with two new branch locations to be opened and further increases throughout the year with at least three more new branches in the second half of the year and resumption of FDIC insurance premiums. However, it is expected that the efficiency ratio will continue to remain in the mid-to-high forties.

Provision for Income Taxes

The Company’s income tax provisions are adjusted for non-deductible expenses and non-taxable interest after applying the U.S. federal income tax rate of 35%.  The provision for income taxes totaled $3.4 million and $3.0 million for the three months ended March 31, 2007 and 2006, respectively. The effects of non-deductible expenses and non-taxable interest on the Company’s income tax provisions are minimal.

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

The Company measures total liquidity through cash and cash equivalents, securities available-for-sale, mortgage loans held-for-sale, other loans and investment securities maturing within one year, less securities pledged as collateral for repurchase agreements, public deposits and other purposes, and less any outstanding federal funds purchased.  These liquidity sources increased $64.7 million, or 11.9%, from $544.3 million at December 31, 2006, to $609.0 million at March 31, 2007, due to a $37.2 million increase in Fed funds sold and an increase in the amount of loans and investment securities maturing within one-year.

Additional sources of liquidity available to the Company include the capacity to borrow funds through established short-term lines of credit with various correspondent banks, and the Federal Home Loan Bank of Atlanta. Available funds from these liquidity sources were approximately $424.0 million and $366.6 million at March 31, 2007, and December 31, 2006, respectively. The Bank’s available line of credit with the Federal Home Loan Bank of Atlanta, which requires the pledging of collateral in the form of certain loans and or securities, is $309.0 million of the $424.0 million as of March 31, 2007.

Off-Balance Sheet Arrangements

The Company enters into certain off-balance sheet arrangements in the normal course of business to meet the financing needs of its customers.  These off-balance sheet arrangements include commitments to extend credit, standby letters of credit and financial guarantees which would impact the Company’s liquidity and capital resources to the extent customer’s accept and or use these commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  With the exception of these off-balance sheet arrangements, and the Company’s obligations in connection with its trust preferred capital notes, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors.

Commitments to extend credit, which amounted to $516.1 million at March 31, 2007, and $500.4 million at December 31, 2006, represent legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At March 31, 2007, and December 31, 2006, the Company had $33.6 million and $29.4 million, respectively, in outstanding standby letters of credit.

Contractual Obligations

Since December 31, 2006, there have been no significant changes in the Company’s contractual obligations other than additional leases entered into for new branch locations.

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

Both the Company’s and the Bank’s capital levels continue to meet regulatory requirements.  The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios.  Tier 1 capital consists of common and qualifying preferred stockholders’ equity less goodwill.  Total risk-based capital consists of Tier 1 capital, qualifying subordinated debt, and a portion of the allowance for loan losses.  Risk-based capital ratios are calculated with reference to risk-weighted assets.  The leverage ratio compares Tier 1 capital to total average assets for the most recent quarter end.  The Bank’s Tier 1 risk-based capital ratio was 7.84% at March 31, 2007, compared to 7.83% at December 31, 2006, and its total risk-based capital ratio was 11.21% at March 31, 2007, compared to 11.34% at December 31, 2006. These ratios are in excess of the mandated minimum requirement of 4.00% and 8.00%, respectively. The Bank’s leverage ratio was 7.15% at March 31, 2007, compared to 7.18% at December 31, 2006, and is also in excess of the mandated minimum requirement of 4.00%. Based on these ratios, the Bank is considered “well capitalized” under regulatory prompt corrective action guidelines. The Company’s Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage ratio was 10.42%, 11.43% and 9.48%, respectively, at March 31, 2007. Both the Company’s and Bank’s capital positions reflect proceeds of the issuance of $43 million in trust preferred securities.

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

The Federal Reserve has revised the capital treatment of trust preferred securities in light of recent accounting pronouncements and interpretations regarding variable interest entities, which have been read to encompass the subsidiary trusts established to issue trust preferred securities, and to which the Company issued subordinated debentures. As a result, the capital treatment of trust preferred securities has been revised to provide that in the future, such securities can be counted as Tier 1 capital at the holding company level, together with other restricted core capital elements, up to 25% of total capital (net of goodwill), and any excess as Tier 2 capital up to 50% of Tier 1 capital.  At March 31, 2007, trust preferred securities represented 22.6% of the Company’s Tier 1 capital and

20.6% of its total qualifying capital.  Should future trust preferred issuances to increase holding company capital levels not be available to the same extent as currently, the Company may be required to raise additional equity capital, through the sale of common stock or other means, sooner than it would otherwise do so.

Recent Accounting Pronouncements

 In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements but may change current practice for some entities.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years.  The Company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

In February 2007, The FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157, “Fair Value Measurements”. The Company is in the process of evaluating the impact this statement may have on its consolidated financial statements and did not elect early adoption.

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

One of the tools used by the Company to assess interest sensitivity on a monthly basis is the static gap analysis that measures the cumulative differences between the amounts of assets and liabilities maturing or repricing within various time periods. It is the Company’s goal to manage the one-year cumulative difference, or gap,  in an attempt to limit changes in future net interest income from changes in market interest rates. The following table shows a static gap analysis reflecting the earlier of the maturity or repricing dates for various assets, including prepayment and amortization estimates, and liabilities as of March 31, 2007. At that point in time, the Company had a cumulative net liability sensitive one-year gap position of $248.0 million, or a negative 12.31% of total interest-bearing assets.

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

At March 31, 2007	Interest Sensitivity Periods
	Within	91 to 365	Over 1 to 5	Over
(Dollars in thousands)	90 Days	Days	Years	5 Years	Total
Interest Earning Assets
Securities, at amortized cost	$20,518	$60,321	$138,115	$40,634	$259,588
Interest bearing deposits in other banks	—	1,094	—	—	1,094
Loans held-for-sale	8,202	—	—	—	8,202
Loans, net of unearned income	752,926	232,447	624,344	98,396	1,708,113
Fed funds sold	37,159	—	—	—	37,159
Total interest earning assets	$818,805	$293,862	$762,459	$139,030	$2,014,156
Interest-bearing Liabilities
NOW accounts	$19,796	$19,797	$118,777	$—-	$158,370
Money market accounts	73,603	73,604	88,324	—	235,531
Savings accounts	28,802	28,802	34,563	—	92,167
Time deposits	387,330	563,268	81,497	496	1,032,591
Securities sold under agreement to repurchase and federal funds purchased	147,631	—	—	—	147,631
Trust preferred capital notes	18,000	—	—	25,000	43,000
Total interest-bearing liabilities	$675,162	$684,471	$323,161	$25,496	$1,709,290
Cumulative maturity / interest sensitivity gap	$143,643	$(247,966)	$191,332	$304,866	$304,866
As % of total earnings assets	7.13%	-12.31%	9.50%	15.14%

In order to more closely measure interest sensitivity, the Company uses earnings simulation models on a quarterly basis. These models utilize the Company’s financial data and various management assumptions as to balance sheet growth, interest rates, operating expenses and other non-interest income sources to forecast a base level of earnings over a one-year period. This base level of earnings is then shocked assuming a 200 basis points higher and lower level of interest rates over the forecasted period. The most recent earnings simulation model was run based on data as of March 31, 2007, and consistent with the Company’s belief from the static gap analysis that its balance sheet structure was liability sensitive at that time, the model projected that forecasted earnings over a one-year period would decrease by 7.11% if interest rates were to be 200 basis points higher than expected, and forecasted earnings would increase by 7.86% if interest rates were to be 200 basis points lower than expected. Management believes the modeled results are consistent with the short duration of its balance sheet and given the many variables that effect the actual timing of when assets and liabilities will reprice. The Company has set a limit on this measurement of interest sensitivity to a maximum decline in earnings of 20%. Since the earnings model uses numerous assumptions regarding the effect of changes in interest rates on the timing and extent of repricing characteristics, future cash flows and customer behavior, the model cannot precisely estimate net income and the effect on net income from sudden changes in interest rates. Actual results will differ from simulated results noted above due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings — None

Item 1A. Risk Factors

There have been no material changes to the risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Sales of Unregistered Securities.- None

(b)    Use of Proceeds.- Not Applicable.

(c)     Issuer Purchases of Securities.- None

Item 3. Defaults Upon Senior Securities.- None

Item 4. Submission of Matters to a Vote of Security Holders.- None

Item 5. Other Information. —

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

4.9	Guarantee Agreement dated as of December 20, 2005, between Virginia Commerce Bancorp, Inc. and Wilmington Trust Company, as Guarantee Trustee (2)
10.1	Amended and Restated 1998 Stock Option Plan(3)
10.2	2003 VCBI Employee Stock Purchase Plan (4)
11	Statement Regarding Computation of Per Share Earnings See Note 4 to the Consolidated Financial Statements included in this report
21	Subsidiaries of the Registrant:
Virginia Commerce Bank-Virginia
VCBI Capital Trust I-Delaware
VCBI Capital Trust II-Delaware
VCBI Capital Trust III-Delaware
Subsidiaries of Virginia Commerce Bank:
Northeast Land and Development Corporation-Virginia
Virginia Commerce Insurance Agency, L.L.C.-Virginia
31.1	Certification of Peter A. Converse, Chief Executive Officer
31.2	Certification of William K. Beauchesne, Treasurer and Chief Financial Officer
32.1	Certification of Peter A. Converse Chief Executive Officer
32.2	Certification of William K. Beauchesne, Treasurer and Chief Financial Officer

(1)                        Incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999.

(2)                        Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation SK.  The Company agrees to provide a copy of these documents to the Commission upon request.

(3)                        Incorporated by reference to exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-142447)

(4)                        Incorporated by reference to exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-109079)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2007	BY	/s/ Peter A. Converse
Peter A. Converse, Chief Executive Officer

Date: May 10, 2007	BY	/s/ William K. Beauchesne
William K. Beauchesne, Treasurer and Chief Financial Officer