Form 10-Q
period 2007-06-30
VIRGINIA COMMERCE BANCORP INC
filed 2007-08-08
CIK 1099305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2007

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

As of August 7, 2007, the number of outstanding shares of registrant’s common stock, par value $1.00 per share was: 23,914,992

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share data)

	Unaudited	Audited
	June 30,	December 31,
	2007	2006
Assets
Cash and due from banks	$33,650	$34,989
Interest-bearing deposits with other banks	1,109	1,079
Securities (fair value: 2007, $263,784, 2006, $233,401)	265,169	234,203
Federal funds sold	16,000	—
Loans held-for-sale	12,964	7,796
Loans, net of allowance for loan losses of $18,737 in 2007 and $18,101 in 2006	1,737,852	1,629,827
Bank premises and equipment, net	10,903	9,273
Accrued interest receivable	10,890	9,315
Other assets	25,010	22,600
Total assets	$2,113,547	$1,949,082
Liabilities and Stockholders’ Equity
Deposits
Demand deposits	$205,848	$186,939
Savings and interest-bearing demand deposits	504,413	459,495
Time deposits	1,035,195	959,507
Total deposits	$1,745,456	$1,605,941
Securities sold under agreement to repurchase and federal funds purchased	163,041	148,871
Trust preferred capital notes	44,344	44,344
Accrued interest payable	5,945	5,923
Other liabilities	2,149	4,152
Total liabilities	$1,960,935	$1,809,231
Stockholders’ Equity
Preferred stock, $1.00 par, 1,000,000 shares authorized and un-issued	$—	$—
Common stock, $1.00 par, 50,000,000 shares authorized, issued and outstanding 2007, 23,914,992; 2006, 21,560,253	23,915	21,560
Surplus	72,772	31,231
Retained earnings	57,805	87,744
Accumulated other comprehensive income (loss), net	(1,880)	(684)
Total stockholders’ equity	$152,612	$139,851
Total liabilities and stockholders’ equity	$2,113,547	$1,949,082

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands of dollars, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Interest and dividend income:
Interest and fees on loans	$34,515	$28,098	$67,315	$53,466
Interest and dividends on investment securities:
Taxable	2,920	2,012	5,596	3,597
Tax-exempt	163	60	253	120
Dividends	74	64	140	127
Interest on deposits with other banks	17	13	35	26
Interest on federal funds sold	90	347	547	499
Total interest and dividend income	$37,779	$30,594	$73,886	$57,835
Interest expense:
Deposits	$16,756	$11,379	$32,946	$20,550
Securities sold under agreement to repurchase and federal funds purchased	1,585	1,109	2,836	2,065
Other borrowed funds	—	—	—	216
Trust preferred capital notes	782	758	1,559	1,504
Total interest expense	$19,123	$13,246	$37,341	$24,335
Net interest income:	$18,656	$17,348	$36,545	$33,500
Provision for loan losses	300	955	660	1,960
Net interest income after provision for loan losses	$18,356	$16,393	$35,885	$31,540
Non-interest income:
Service charges and other fees	$820	$796	$1,660	$1,611
Non-deposit investment services commissions	193	136	377	227
Fees and net gains on loans held-for-sale	769	705	1,430	1,422
Other	193	98	370	186
Total non-interest income	$1,975	$1,735	$3,837	$3,446
Non-interest expense:
Salaries and employee benefits	$5,785	$4,911	$11,321	$9,731
Occupancy expense	1,628	1,289	3,244	2,556
Data processing expense	430	465	997	942
Other operating expense	2,054	1,819	3,824	3,449
Total non-interest expense	$9,897	$8,484	$19,386	$16,678
Income before income taxes	$10,434	$9,644	$20,336	$18,308
Provision for income taxes	3,555	3,366	6,983	6,316
Net Income	$6,879	$6,278	$13,353	$11,992

Earnings per common share, basic(1)	$0.29	$0.26	$0.56	$0.51
Earnings per common share, diluted(1)	$0.28	$0.25	$0.54	$0.48

(1)             Adjusted to give effect to a 10% stock dividend paid May 2007.

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2007 and 2006

(In Thousands of Dollars)

 (Unaudited)

					Accumulated
					Other		Total
	Preferred	Common		Retained	Comprehensive	Comprehensive	Stockholders’
	Stock	Stock	Surplus	Earnings	Income (Loss)	Income	Equity
Balance, January 1, 2006	$—	$14,050	$36,066	$63,239	$(1,537)		$111,818
Comprehensive Income:
Net Income				11,992		$11,992	11,992
Other comprehensive income (loss), unrealized holding losses arising during the period (net of tax of $420)					(781)	(781)	(781)
Total comprehensive income						$11,211
Stock options exercised	—	300	1,529	—	—		1,829
Stock option expense	—	—	132	—	—		132
Employee Stock Purchase Plan	—	5	82	—	—		87
50% stock split paid May 2006	—	7,146	(7,146)	—	—		—
Cash paid in lieu of fractional shares	—	—	—	(4)	—		(4)
Balance, June 30, 2006	$—	$21,501	$30,663	$75,227	$(2,318)		$125,073

Balance, January 1, 2007	$—	$21,560	$31,231	$87,744	$(684)		$139,851
Comprehensive Income:
Net Income				13,353		$13,353	13,353
Other comprehensive income (loss), unrealized holding losses arising during the period (net of tax of $645)					(1,196)	(1,196)	(1,196)
Total comprehensive income						$12,157
Stock options exercised	—	181	198	—	—		379
Stock option expense	—	—	205	—	—		205
Employee Stock Purchase Plan	—	2	30	—	—		32
10% stock dividend paid May 2007	—	2,172	41,108	(43,280)	—		—
Cash paid in lieu of fractional shares	—	—	—	(12)	—		(12)
Balance, June 30, 2007	$—	$23,915	$72,772	$57,805	$(1,880)		$152,612

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$13,353	$11,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	908	676
Provision for loan losses	660	1,960
Stock based compensation expense	205	132
Deferred tax benefit	(526)	(751)
Accretion of security discounts, net	(172)	(218)
Origination of loans held-for-sale	(98,189)	(83,551)
Sale of loans	93,847	88,737
Proceeds from gain on sale of loans	(826)	(1,422)
Changes in other assets and other liabilities:
Increase in accrued interest receivable	(1,575)	(940)
Increase in other assets	(1,241)	(777)
Decrease in other liabilities	(1,982)	(359)
Net Cash Provided by Operating Activities	$4,462	$15,479

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans	$(108,685)	$(183,571)
Purchase of securities available-for-sale	(53,869)	(52,368)
Purchase of securities held-to-maturity	(1,500)	(5,705)
Proceeds from principal payments on securities available-for-sale	1,416	1,025
Proceeds from principal payments on securities held-to-maturity	2,520	2,349
Proceeds from calls and maturities of securities available-for-sale	18,800	20,282
Proceeds from calls and maturities of securities held-to-maturity	—	1,694
Purchase of bank premises and equipment	(2,537)	(1,463)
Net Cash Used In Investing Activities	$(143,855)	$(217,757)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$139,515	$184,887
Net increase in repurchase agreements	14,170	12,458
Net proceeds from issuance of capital stock	411	1,916
Cash paid in lieu of fractional shares	(12)	(4)
Net Cash Provided By Financing Activities	$154,084	$199,257

Net Increase (Decrease) In Cash and Cash Equivalents	14,691	(3,021)

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	36,068	33,642
CASH AND CASH EQUIVALENTS — END OF PERIOD	$50,759	$30,621

Supplemental Schedule of Noncash Investing Activities:
Unrealized (loss) on available-for-sale securities	$(1,841)	$(1,201)
Tax benefits on stock options and warrants exercised	69	694

Supplemental Disclosure of Cash Flow Information:
Taxes Paid	$9,026	$6,979
Interest Paid	37,319	23,267

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                    General

The accompanying unaudited consolidated financial statements of Virginia Commerce Bancorp, Inc. and its subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions as of June 30, 2007 and December 31, 2006, the results of operations for the three and six months ended June 30, 2007 and 2006, and statements of cash flows and stockholders’ equity for the six months ended June 30, 2007 and 2006.  These statements should be read in conjunction with the Company’s annual report on Form 10-K for the period ended December 31, 2006.

Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or any other period.

2.                    Investment Securities

Amortized cost and fair value of securities available-for-sale and held-to-maturity as of June 30, 2007 are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-Sale:
U.S. Government Agency obligations	$192,968	$15	$(2,322)	$190,661
Domestic corporate debt obligations	9,500	25	—	9,525
Obligations of states and political subdivisions	15,703	20	(630)	15,093
Restricted stock:
Federal Reserve Bank	1,442	—	—	1,442
Federal Home Loan Bank	3,506	—	—	3,506
Community Bankers’ Bank	55	—	—	55
	$223,174	$60	$(2,952)	$220,282
Held-to-Maturity:
U.S. Government Agency obligations	$33,018	$—	$(964)	$32,054
Obligations of states and political subdivisions	11,869	21	(442)	11,448
	$44,887	$21	$(1,406)	$43,502

Amortized cost and fair value of securities available-for-sale and held-to-maturity as of December 31, 2006 are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale:
U.S. Government Agency obligations	$175,234	$329	$(1,489)	$174,074
Domestic corporate debt obligations	6,000	55	—	6,055
Obligations of states and political subdivisions	3,607	60	(8)	3,659
Restricted stock:
Federal Reserve Bank	1,442	—	—	1,442
Federal Home Loan Bank	3,034	—	—	3,034
Community Bankers’ Bank	55	—	—	55
	$189,372	$444	$(1,497)	$188,319
Held-to-maturity:
U.S. Government Agency obligations	$35,520	$21	$(705)	$34,836
Obligations of state and political subdivisions	10,364	56	(174)	10,246
	$45,884	$77	$(879)	$45,082

The amortized cost of securities pledged as collateral for repurchase agreements, certain public deposits, and other purposes were $189.5 million and $159.2 million at June 30, 2007, and December 31, 2006, respectively.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Provided below is a summary of securities which were in an unrealized loss position at June 30, 2007, and December 31, 2006. Of the total securities in an unrealized loss position at June 30, 2007, 92.4%, or 53 positions, were U.S. Government Agency obligations with maturities ranging from three months to fourteen years. As the Company has the ability and intent to hold these securities until maturity, or until such time as the value recovers, no declines are deemed to be other-than-temporary.  In addition, there has been no deterioration in the ratings for any of the securities.

At June 30, 2007	Less Than 12 Months		12 Months of Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government Agency obligations	$99,985	$(888)	$69,740	$(1,434)	$169,725	$(2,322)
Obligations of states/political subdivisions	13,089	(630)	—	—	13,089	(630)
	$113,074	$(1,518)	$69,740	$(1,434)	$182,814	$(2,952)
Held-to-maturity:
U.S. Government Agency obligations	$4,466	$(61)	$27,587	$(903)	$32,053	$(964)
Obligations of states/political subdivisions	5,117	(251)	4,959	(191)	10,076	(442)
	$9,583	$(312)	$32,546	$(1,094)	$42,129	$(1,406)

At December 31, 2006	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government Agency obligations	$24,762	$(50)	$81,174	$(1,439)	$105,936	$(1,489)
Obligations of states/political subdivisions	2,245	(8)	—	—	2,245	(8)
	$27,007	$(58)	$81,174	$(1,439)	$108,181	$(1,497)
Held-to-maturity:
U.S. Government Agency obligations	$1,521	$(8)	$28,248	$(697)	$29,769	$(705)
Obligations of states/political subdivisions	2,128	(38)	4,802	(136)	6,930	(174)
	$3,649	$(46)	$33,050	$(833)	$36,699	$(879)

3.  Loans

Major classifications of loans, excluding loans held-for-sale, are summarized as follows:

	June 30, 2007	December 31, 2006
	(In Thousand of Dollars)
Commercial	$194,327	$190,527
Real estate-one-to-four family residential	218,113	193,247
Real estate-multi-family residential	50,174	57,913
Real estate-non-farm, non-residential	762,014	689,110
Real estate-construction	530,139	515,040
Consumer	7,088	6,997
Total Loans	$1,761,855	$1,652,834
Less unearned income	5,266	4,906
Less allowance for loan losses	18,737	18,101
Loans, net	$1,737,852	$1,629,827

4.  Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of potentially dilutive common stock.  As of June 30, 2007 there were 389,700 anti-dilutive stock options outstanding.  The weighted average number of shares for both periods presented, have been adjusted to give effect to a 10% stock dividend paid in May 2007. Potentially dilutive common stock had no effect on income available to common stockholders.

	Three Months Ended				Six Months Ended
	June 30, 2007		June 30, 2006		June 30, 2007		June 30, 2006
		Per		Per		Per		Per
		Share		Share		Share		Share
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Basic earnings per share	23,904,123	$0.29	23,606,427	$0.26	23,894,732	$0.56	23,497,800	$0.51
Effect of dilutive securities:
Stock options	1,037,420		1,439,337		1,051,650		1,454,696
Diluted earnings per share	24,941,543	$0.28	25,045,764	$0.25	24,946,381	$0.54	24,952,496	$0.48

5. Stock Compensation Plan

At June 30, 2007, the Company had a stock-based compensation plan. Through 2005, the Company accounted for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. As such, no stock-based compensation expense was reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. On December 29, 2005, the Company accelerated the vesting of all outstanding options under the plan in order to avoid a total of approximately $2.3 million in expense in future periods following the adoption of FASB Statement No. 123 (R) effective January 1, 2006, using the modified prospective method and as such, results for prior periods have not been restated.

Included in salaries and employee benefits expense for the six months ended June 30, 2007 and 2006, is $205 thousand and $132 thousand, respectively, of stock-based compensation expense which is based on the estimated fair value of 250,910 options granted in 2006 and 138,970 granted in 2007, as adjusted, amortized on a straight-line basis over a five year requisite service period. As of June 30, 2007, there was $1.7 million remaining of total unrecognized compensation expense related to outstanding stock option awards to purchase 250,910 and 138,790 shares, which will be recognized over the remaining requisite service periods.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2007 and 2006:

	2007	2006
Expected volatility	23.59%	21.91%
Expected dividends	.00%	.00%
Expected term (in years)	7.5	7.5
Risk-free rate	4.76% to 4.83%	4.42% to 4.75%

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

Stock option plan activity for the six months ended June 30, 2007, adjusted to give effect to the 10% stock dividend in May 2007, is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2007	1,974,786	$6.30
Granted	138,707	17.75
Exercised	(197,114)	1.57
Forfeited	—	—
Outstanding at June 30, 2007	1,916,379	$7.61	5.29	$18,244
Exercisable at June 30, 2007	1,641,387	$5.83	4.65	$18,203

The total intrinsic value of options exercised during the six months ended June 30, 2007, was $3.2 million.

6. Capital Requirements

A comparison of the Company’s and its wholly-owned subsidiary’s, Virginia Commerce Bank (the “Bank”) capital ratios as of June 30, 2007 with the minimum regulatory guidelines is as follows:

	Actual	Minimum Guidelines	Minimum to be “Well-Capitalized”
Total Risk-Based Capital:
Company	11.27%	8.00%	—
Bank	11.05%	8.00%	10.00%

Tier 1 Risk-Based Capital:
Company	10.29%	4.00%	—
Bank	7.83%	4.00%	6.00%

Leverage Ratio:
Company	9.57%	4.00%	—
Bank	7.29%	4.00%	5.00%

7.  Other Borrowed Money and Lines of Credit

The Bank maintains a $316.8 million line of credit with the Federal Home Loan Bank of Atlanta.  The interest rate and term of each advance from the line is dependent upon the advance and commitment type.  Advances on the line are secured by all of the Bank’s qualifying first liens, second liens and home equity lines-of-credit on one-to-four unit single-family dwellings.  As of June 30, 2007, the book value of these qualifying loans totaled approximately $107.7 million and the amount of available credit using this collateral was $67.6 million. Advances on the line of credit in excess of this amount require pledging of additional assets, including other types of loans and investment securities. As of June 30, 2007, the Bank had no advances outstanding. The Bank has additional short-term lines of credit totaling $115.0 million with nonaffiliated banks at June 30, 2007, on which no amount was outstanding at that date.

8. Trust Preferred Securities

On November 13, 2002, the Company completed a private placement issuance of $3.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust I) which issued $100 thousand in common equity to the Company. The securities bear a floating rate of interest, adjusted semi-annually, of 340 basis points over six month Libor, currently 8.76%, with a maximum rate of 12.0% until November 15, 2007. The securities are callable at par beginning November 15, 2007.  On December 19, 2002, the Company completed a private placement issuance of $15.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust II) which issued $470 thousand in common equity to the Company. These securities bear a floating rate of interest, adjusted semi-annually, of 330 basis points over six month Libor, currently 8.68%, with a maximum rate of 11.9% until December 30, 2007. These securities are callable at par beginning December 30, 2007. On December 20, 2005, the Company completed a private placement of $25.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust III) which issued $774 thousand in common equity to the Company. These securities bear a fixed rate of interest of 6.19% until February 23, 2011, at which time they convert to a floating rate, adjusted quarterly, of 142 basis points over three month Libor. These securities are callable at par beginning February 23, 2011.

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

9. Segment Reporting

In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” the Company has two reportable segments, its community banking operations and its mortgage banking division. Community banking operations, the major segment, involves making loans and gathering deposits from individuals and businesses in the Bank’s market area, while the mortgage banking division originates and sells mortgage loans, servicing released, on one-to-four family residential properties.  Revenues from mortgage lending consist of interest earned on mortgage loans held-for-sale, loan origination fees, and net gains on the sale of loans in the secondary market. The Bank provides the mortgage division with short-term funds to originate loans and charges it interest on the funds based on what the Bank earns on overnight funds. Expenses include both fixed overhead and variable costs on originated loans such as loan officer commissions, document preparation and courier fees. The following table presents segment information for the six months ended June 30, 2007, and 2006. Eliminations consist of overhead and interest charges by the Bank to the mortgage lending division.

	Six Months Ended June 30, 2007
(In thousands)	Community Banking	Mortgage Lending	Eliminations	Total
Interest income	$73,652	$234	—	$73,886
Non-interest income	2,407	1,430	—	3,837
Total operating income	$76,059	$1,664	$—	$77,723

Interest expense	$37,341	$205	$(205)	$37,341
Provision for loan losses	660	—	—	660
Non-interest expense	17,818	1,539	29	19,386
Total operating expense	$55,819	$1,744	$(176)	$57,387
Income before taxes on income	$20,240	$(80)	$176	$20,336
Provision for income taxes	7,011	(28)	—	6,983
Net Income	$13,229	$(52)	$176	$13,353

Total Assets	$2,100,375	$13,172	—	$2,113,547

	Six Months Ended June 30, 2006
(In thousands)	Community Banking	Mortgage Lending	Eliminations	Total
Interest income	$57,615	$220	$—	$57,835
Non-interest income	2,024	1,422	—	3,446
Total operating income	$59,639	$1,642	$—	$61,281

Interest expense	$24,335	$151	$(151)	$24,335
Provision for loan losses	1,960	—	—	1,960
Non-interest expense	15,458	1,249	(29)	16,678
Total operating expense	$41,753	$1,400	$(180)	$42,973
Income before taxes on income	$17,886	$242	$180	$18,308
Provision for income taxes	6,232	84	—	6,316
Net Income	$11,654	$158	$180	$11,992

Total Assets	$1,719,787	$8,879	$—	$1,728,666

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

General

The following presents management’s discussion and analysis of the consolidated financial condition and results of operations of Virginia Commerce Bancorp, Inc. and subsidiaries (the “Company”) as of the dates and for the periods indicated. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto, and other financial data appearing elsewhere in this report. The Company is the parent bank holding company for Virginia Commerce Bank (the “Bank”), a Virginia state-chartered bank that commenced operations in May 1988. The Bank pursues a traditional community banking strategy, offering a full range of business and consumer banking services through twenty-two branch offices, two residential mortgage offices and two investment service offices.

Headquartered in Arlington, Virginia, Virginia Commerce serves the Northern Virginia suburbs of Washington, D.C., including Arlington, Fairfax, Fauquier, Loudoun, Prince William and Spotsylvania Counties and the cities of Alexandria, Fairfax, Falls Church, Fredricksburg, Manassas and Manassas Park. Its service area also covers, to a lesser extent, Washington, D.C. and the nearby Maryland counties of Montgomery and Prince Georges. The Bank’s customer base includes small-to-medium size businesses including firms that have contracts with the U.S. government, associations, retailers and industrial businesses, professionals and their firms, business executives, investors and consumers. Additionally, the Bank has strong market niches in commercial real estate and construction lending, and operates its residential mortgage lending division as its only other business segment.

Critical Accounting Policies

During the quarter ended June 30, 2007 there were no changes in the Company’s critical accounting policies as reflected in the last report.

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

The Company’s 1998 Stock Option Plan, as amended (the “Plan”), which is shareholder-approved, permits the grant of share options to its directors and officers for up to 2.4 million shares of common stock, as adjusted for the 10% stock dividend paid on May 1, 2007. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant, generally vest based on 5 years of continuous service and have 10-year contractual terms. The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model that currently uses historical volatility of the Company’s stock based on a 7.5 year expected term, before exercise, for the options granted, and a risk-free interest rate based on the U.S. Treasury curve in effect at the time of the grant to estimate total stock-based compensation expense. Expected term is calculated using the simplified method identified in Staff Accounting Bulletin No. 107. This amount is then amortized on a straight-line basis over the requisite service period, currently 5 years, to salaries and benefits expense. Changes in the expected outstanding term for all awards based on historical exercise behavior could affect the estimated value of future grants. See Note 5 to the Consolidated Financial Statements for additional information regarding the Stock Option Plan and related expense.

Results of Operations

For the six months ended June 30, 2007, the Bank experienced strong growth in assets, loans and deposits, opened its twenty-first branch location, and increased earnings by $1.4 million, or 11.3%, over the same period in 2006. Total assets increased $164.5 million, or 8.4%, from $1.95 billion at December 31, 2006, to $2.11 billion at June 30, 2007, as deposits grew $139.5 million, or 8.7%, from $1.60 billion at December 31, 2006, to $1.74 billion. On a diluted per share basis, earnings for the six months ended June 30, 2007, were $0.54 compared to $0.48 for the same period in 2006, an increase of 12.5%. The year-over-year increase in net income was due to a 9.1% increase in net interest income, an 11.3% increase in non-interest income, and a 66.3% decline in loan loss provisions.

Loans, net of the allowance for loan losses, increased $108.0 million, or 6.6%, from $1.63 billion at December 31, 2006, to $1.74 billion at June 30, 2007, and represented 99.6% of total deposits at June 30, 2007, compared to 101.5% at December 31, 2006. The majority of the growth in loans occurred in one-to-four family residential real estate loans and non-farm, non-residential real estate loans with one-to-four family residential loans increasing $24.9 million, or 12.9%, from $193.2 million at December 31, 2006, to $218.1 million at June 30, 2007, and non-farm, non-residential real estate loans increasing by $72.9 million, or 10.6%, from $689.1 million at December 31, 2006, to $762.0 million. Construction loans increased $15.1 million or 2.9%. Loan growth in 2007 has been impacted by an unusually higher level of run-off with total run-off of $188.3 million compared to $117.4 million in 2006.

Total deposit growth of $139.5 million included an increase in demand deposits of $18.9 million, or 10.1%, from $186.9 million at December 31, 2006, to $205.8 million at June 30, 2007, an increase in savings and interest-bearing demand deposits of $44.9 million, or 9.8%, and an increase in time deposits of $75.7 million, from $959.5 million at December 31, 2006, to $1.03 billion. The majority of the Bank’s deposits are attracted from individuals and businesses in the Northern Virginia and the Metropolitan Washington, D.C. area, and the interest rates the Bank pays are generally near the top of the local market. Growth in deposits has been supported by continued promotions for new savings and money market products as well as special advertised rates on time deposits in local newspapers.

Repurchase agreements, the majority of which represent funds of significant demand deposit customers of the Bank, increased $14.2 million, or 9.5%, from $148.9 million at December 31, 2006, to $163.0 million at June 30, 2007.

As noted, for the six months ended June 30, 2007, net income increased $1.4 million, or 11.3%, from $12.0 million for the six months ended June 30, 2006, to $13.4 million, as net interest income increased $3.0 million, or 9.1%, non-interest income increased $391 thousand, or 11.3%, and provisions for loan losses were down $1.3 million, or 66.3%, on improved asset quality and a lower level of loan growth compared to the same period in 2006. Diluted earnings per share, adjusted giving effect to a 10% stock dividend in May 2007, of $0.54 were up $0.06, or 12.5%, from $0.48 for the comparable period in 2006. The Company’s annualized return on average assets and return on average equity were 1.32% and 18.40% for the current six month period compared to 1.47% and 20.4% for the six months ended June 30, 2006.

For the three months ended June 30, 2007, net income of $6.9 million increased $601 thousand, or 9.6%, compared to $6.3 million for the same period in 2006 as net interest income rose $1.3 million, or 7.5%, non-interest income increased $240 thousand, or 13.8%, and provisions for loan losses were down $655 thousand, or 68.6%. Diluted earnings per share increased $0.03, or 12.0%, from $0.25 for the three months ended June 30, 2006, to $0.28 for the three month period ended June 30, 2007. The return on average assets and return on average equity were 1.34% and 18.41% for the three months ended June 30, 2007, compared to 1.47% and 20.64% for the same period in 2006.

Overall, the increases in net interest income and non-interest income, and the lower level of loan loss provisions for both the three and six month periods ended June 30, 2007, more than offset a 16.7% and a 16.2% increase in non-interest expense for the three and six month periods.

Stockholders’ equity increased $12.8 million, or 9.1%, from $139.9 million at December 31, 2006, to $152.6 million at June 30, 2007, on earnings of $13.4 million, $411 thousand in proceeds from the exercise of stock options by Company officers and employees, and a decrease of $1.2 million in other comprehensive income, net of tax. In May, 2007, the Company paid a 10% stock dividend increasing the number of shares outstanding to 23.9 million.

Net Interest Income

Net interest income is the excess of interest earned on loans and investments over the interest paid on deposits and borrowings, and is the Company’s primary revenue source. Net interest income is thereby affected by balance sheet growth, changes in interest rates and changes in the mix of investments, loans, deposits and borrowings. Net interest income increased $3.0 million, or 9.1%, from $33.5 million for the six months ended June 30, 2006, to $36.5 million for the six month period ended June 30, 2007, and increased $1.3 million, or 7.5%, from $17.3 million for the three months ended June 30, 2006, to $18.6 million for the three months ended June 30, 2007. Increases for both periods were due to overall balance sheet growth as the net interest margin declined from 4.19% in the second quarter of 2006 to 3.75% for the current six-month period and from 4.23% for the three months ended June 30, 2006, to 3.75% for the three months ended June 30, 2007.

The year-over-year declines in the net interest margin continue to be the result of significantly higher short-term rates on savings, money market and time deposit accounts, a shift of funds in 2006 from lower rate interest-bearing checking accounts to the higher rate accounts, and ongoing strong competition for deposits in the local market. These factors resulted in a 76 basis point increase in the cost of interest-bearing liabilities year-over-year, compared to a 26 basis point increase in the yield on interest-earning assets. For the three month period ended June 30, 2007, the cost of interest-bearing liabilities rose 64 basis points over the comparable period in 2006, while the yield on interest- earnings assets increased by only 20 basis points. Management expects net interest margin pressure to continue in the second half of 2007 due to continued high short-term interest rates and competitive pressures on deposit and loan rates in the Company’s market area.  However, the rate of compression continues to decelerate and is expected to bottom out in the second half of the year.  As a result, we expect the margin for the remainder of 2007 to remain in the 3.60% to 3.75% range.

The following tables show the average balance sheets for each of the three months and six months ended June 30, 2007 and 2006.  In addition, the amounts of interest earned on earning assets, with related yields on a tax-equivalent basis, and interest expense on interest-bearing liabilities, with related rates, are shown.  Loans placed on a non-accrual status are included in the average balances. Net loan fees and late charges included in interest income on loans totaled $1.5 million for both the three months ended June 30, 2007, and 2006, and totaled $2.8 million and $2.9 million for the six month periods.

	Three months ended June 30,
	2007			2006
(Dollars in thousands)	Average Balance	Interest Income- Expense	Average Yields /Rates	Average Balance	Interest Income- Expense	Average Yields /Rates
Assets
Securities(1)	$260,680	$3,157	4.92%	$200,856	$2,136	4.29%
Loans, net of unearned income	1,733,803	34,515	7.99%	1,431,803	28,098	7.76%
Interest-bearing deposits in other banks	1,213	17	5.64%	1,052	13	4.95%
Federal funds sold	6,879	90	5.18%	29,144	347	4.71%
Total interest-earning assets	$2,002,575	$37,779	7.58%	$1,662,855	$30,594	7.38%
Other assets	61,465			49,328
Total Assets	$2,064,040			$1,712,183

Liabilities and Stockholders’ Equity
Interest-bearing deposits:
NOW accounts	$159,701	$673	1.69%	$183,869	$755	1.65%
Money market accounts	227,913	2,258	3.97%	193,969	1,628	3.37%
Savings accounts	106,170	1,172	4.43%	17,080	23	0.54%
Time deposits	1,011,207	12,653	5.02%	831,299	8,973	4.33%
Total interest-bearing deposits	$1,504,991	$16,756	4.47%	$1,226,217	$11,379	3.72%
Securities sold under agreement to repurchase and federal funds purchased	160,953	1,585	3.95%	110,164	1,109	4.04%
Trust preferred capital notes	43,000	782	7.20%	43,000	758	6.97%
Total interest-bearing liabilities	$1,708,944	$19,123	4.49%	$1,379,381	$13,246	3.85%
Demand deposits and other liabilities	205,237			210,822
Total liabilities	$1,914,181			$1,590,203
Stockholders’ equity	149,859			121,980
Total liabilities and stockholders’ equity	$2,064,040			$1,712,183
Interest rate spread			3.09%			3.53%
Net interest income and margin		$18,656	3.75%		$17,348	4.19%

(1)             Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders’ equity.  Average yields on securities are stated on a tax equivalent basis, using a 35% rate.

	Six months ended June 30,
	2007			2006
(Dollars in thousands)	Average Balance	Interest Income- Expense	Average Yields /Rates	Average Balance	Interest Income- Expense	Average Yields /Rates
Assets
Securities(1)	$251,088	$5,989	4.83%	$187,514	$3,844	4.14%
Loans, net of unearned income	1,701,409	67,315	7.98%	1,388,348	53,466	7.77%
Interest-bearing deposits in other banks	1,269	35	5.64%	1,052	26	4.95%
Federal funds sold	20,928	547	5.20%	21,413	499	4.63%
Total interest-earning assets	$1,974,694	$73,886	7.56%	$1,598,327	$57,835	7.30%
Other assets	60,525			46,618
Total Assets	$2,035,219			$1,644,945

Liabilities and Stockholders’ Equity
Interest-bearing deposits:
NOW accounts	$158,356	$1,321	1.68%	$189,943	$1,566	1.66%
Money market accounts	232,366	4,547	3.95%	167,334	2,633	3.17%
Savings accounts	92,159	1,979	4.33%	17,832	48	0.54%
Time deposits	1,013,631	25,099	4.99%	789,723	16,303	4.16%
Total interest-bearing deposits	$1,496,512	$32,946	4.44%	$1,164,832	$20,550	3.56%
Securities sold under agreement to repurchase and federal funds purchased	145,786	2,836	3.92%	105,342	2,065	3.95%
Other borrowed funds	—	—	—	9,116	216	4.72%
Trust preferred capital notes	43,000	1,559	7.21%	43,000	1,504	6.96%
Total interest-bearing liabilities	$1,685,298	$37,341	4.47%	$1,322,290	$24,335	3.71%
Demand deposits and other liabilities	203,564			204,110
Total liabilities	$1,888,862			$1,526,400
Stockholders’ equity	146,357			118,545
Total liabilities and stockholders’ equity	$2,035,219			$1,644,945
Interest rate spread			3.09%			3.59%
Net interest income and margin		$36,545	3.75%		$33,500	4.23%

(1)             Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders’ equity.  Average yields on securities are stated on a tax equivalent basis, using a 35% rate.

Allowance for Loan Losses / Provision for Loan Loss Expense

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. For the six months ended June 30, 2007, provisions for loan losses were $660 thousand compared to $2.0 million in the same period in 2006. This was due to lower net loan growth of $108.0 million in 2007 as compared to growth of $181.6 million in 2006, and a significant decrease in other identified potential problem loans, which, although well-secured and currently performing, but requiring higher reserve levels, fell from $11.6 million at December 31, 2006, to $3.6 million at June 30, 2007. As a result, the allowance for loan losses to total loans dropped from 1.10% at December 31, 2006, to 1.06% as of June 30, 2007. See “Risk Elements and Non-performing Assets” for additional discussion relating to the increase in non-performing assets and potential problem loans.

Management feels that the allowance for loan losses is adequate at June 30, 2007. However, there can be no assurance that additional provisions for loan losses will not be required in the future, including as a result of possible changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, on a national basis or in the Company’s market area, or changes in the circumstances of particular borrowers.

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

The following schedule summarizes the changes in the allowance for loan losses:

	Six Months	Six Months	Twelve Months
	Ended	Ended	Ended
	June 30, 2007	June 30, 2006	December 31, 2006
	(In Thousands of Dollars)

Allowance, at beginning of period	$18,101	$13,821	$13,821
Provision charged against income	660	1,960	4,406
Recoveries:
Consumer loans	16	41	63
Losses charged to reserve:
Commercial loans	—	(92)	(112)
Consumer loans	(40)	(29)	(77)
Net charge-offs	(24)	(80)	(126)
Allowance, at end of period	$18,737	$15,701	$18,101

Ratio of net charge-offs to average total loans outstanding during period	.001%	.01%	.01%
Allowance for loan losses to total loans	1.06%	1.07%	1.10%

Risk Elements and Non-performing Assets

Non-performing assets consist of non-accrual loans, impaired loans, restructured loans, and other real estate owned (foreclosed real properties).  For the six months ended June 30, 2007, the total non-performing assets and loans that are ninety days or more past due and still accruing interest decreased $224 thousand, or 6.1%, from just over $3.9 million at December 31, 2006, to just under $3.7 million at June 30, 2007, and increased $1.1 million from $2.6 million at June 30, 2006. As a result, the ratio of non-performing assets and loans past due ninety days and still accruing to total loans decreased from 0.24% at December 31, 2006, to 0.21% at June 30, 2007, and increased from 0.18% at June 30, 2006. The Company expects its ratio of non-performing assets to total loans to remain low relative to its peers; however, it could increase due to an aggregate of $3.6 million in other identified potential problem as of June 30, 2007, for which management has identified risk factors that may result in them not being repaid in accordance with their terms although the loans are generally well-secured and are currently performing. At December 31, 2006, this same category of other identified potential problem loans was $11.6 million.

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

Total non-performing assets consist of the following:

	June 30, 2007	June 30, 2006	December 31, 2006
	(In Thousands of Dollars)

Non-accrual loans	$3	$562	$10
Impaired loans	3,249	1,910	3,910
Total non-performing assets	$3,252	$2,472	$3,920
Loans past due 90 days and still accruing	461	136
Total non-performing assets and loans past due 90 days and still accruing	$3,713	$2,608	$3,920

As a percentage of total loans	0.21%	0.18%	0.24%
As a percentage of total assets	0.17%	0.15%	0.20%

Concentrations of Credit Risk

The Bank does a general banking business, serving the commercial and personal banking needs of its customers. The Bank’s market area consists of the Northern Virginia suburbs of Washington, D.C., including Arlington, Fairfax, Fauquier, Loudoun, Prince William and Spotsylvania counties and  the cities of Alexandria, Fairfax, Falls Church, Fredricksburg, Manassas and Manassas Park, and to some extent the Maryland suburbs and the city of Washington, D.C.  Substantially all of the Company’s loans are made within its market area.

The ultimate collectibility of the Bank’s loan portfolio and the ability to realize the value of any underlying collateral, if needed, are influenced by the economic conditions of the market area. The Company’s operating results are therefore closely related to the economic conditions and trends in the Metropolitan Washington, D.C. area.

At June 30, 2007, the Company had $1.34 billion, or 76.2%, of total loans concentrated in commercial real estate. Commercial real estate for purposes of this discussion includes all construction loans, loans secured by multi-family residential properties and loans secured by non-farm, non-residential properties. At December 31, 2006, commercial real estate loans were $1.26 billion, or 76.4%, of total loans. Total construction loans of $530.1 million at June 30,

2007, represented 30.0% of total loans, loans secured by multi-family residential properties of $50.2 million represented 2.8% of total loans, and loans secured by non-farm, non-residential properties of $762.0 million  represented 43.3%.

Construction loans at June 30, 2007, included $335.7 million in loans to commercial builders of single family residential property and $17.1 million to individuals on single family residential property, representing 19.0% and .98% of total loans, respectively, and together representing 20.0% of total loans. These loans are made to a number of unrelated entities and generally have a term of twelve to eighteen months.  In addition the Company had $177.3 million of construction loans on non-residential commercial property at June 30, 2007, representing 10.1% of total loans. These total construction loans of $530.1 million include $222.7 million in land acquisition and or development loans on residential property and $87.1 million in land acquisition and or development loans on commercial property, together totaling $309.8 million, or 17.6% of total loans. Adverse developments in the Northern Virginia real estate market or economy including substantial increases in mortgage interest rates, slower housing sales, and increased commercial property vacancy rates could have an adverse impact on these groups of loans and the Bank’s income and financial position. At June 30, 2007, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio.  An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

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

Non-Interest Income

Non-interest income increased $391 thousand, or 11.3%, from $3.4 million for the six months ended June 30, 2006, to $3.8 million for the same period ended June 30, 2007, with increase in all categories including a $150 thousand increase in investment services commissions, and a $180 thousand increase in income from bank-owned life insurance, which is included in other income. For the three months ended June 30, 2007, non-interest income was up $240 thousand, or 13.8%, from $1.7 million in 2006, to $1.9 million in the current period. Increases were again in all categories with the majority again in investment services commissions and bank-owned life insurance income.  Fees and net gains on loans held-for-sale from mortgage lending activities were mostly unchanged for both the three and six month periods.

Loans classified as held-for-sale represent loans on one-to-four family residential real estate, originated on a pre-sold and servicing released basis to various investors, and carried on the balance sheet at the lower of cost or market.  Adverse changes in the local real estate market, consumer confidence, and interest rates could adversely impact the level of loans originated and sold, and the resulting fees and earnings thereon.  In terms of the quality of our residential mortgage originations, the Bank is primarily a prime lender. Only $2.5 million, or 1.4%, of total production in 2006 was subprime and carried no risk of repurchase due to early payment default or foreclosure, as the loans were sold to one of the Bank’s primary investors under a surety program. Approximately 15-20% of our mortgage loans were Alt A and were all sold in the secondary market with no foreclosures to date or significant delinquency problems.

Non-Interest Expense

For the six months ended June 30, 2007, non-interest expense increased $2.7 million, or 16.2%, compared to the same period in 2006, and increased $1.4 million, or 16.7%, from $8.5 million for the three months ended June 30, 2006, to $9.9 million for the three months ended June 30, 2007.  The year-over-year increases were due to the opening of the Bank’s twentieth and twenty-first branch locations in August 2006 and May 2007, the hiring of additional loan and business development officers, other staffing and facilities expansion to support the loan and deposit growth, and the resumption of FDIC insurance premiums in the second quarter of 2007. As a result of these increases in expenses, the efficiency ratio rose from 45.1% for the six months ended June 30, 2006, to 47.9% for the six months ended June 30, 2007. Management expects higher levels in all non-interest expense categories for the remainder of 2007 with the opening of three additional branch locations. However, it is expected that the efficiency ratio will continue to remain in the high forties in the foreseeable future.

Provision for Income Taxes

The Company’s income tax provisions are adjusted for non-deductible expenses and non-taxable interest after applying the U.S. federal income tax rate of 35%.  The provision for income taxes totaled $3.6 million and $3.4 million for the three months ended June 30, 2007 and 2006, respectively, and totaled $6.9 million and $6.3 million for the six month periods. The effects of non-deductible expenses and non-taxable income on the Company’s income tax provisions are minimal.

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

The Company measures total liquidity through cash and cash equivalents, securities available-for-sale, mortgage loans held-for-sale, other loans and investment securities maturing within one year, less securities pledged as collateral for repurchase agreements, public deposits and other purposes, and less any outstanding federal funds purchased.  These liquidity sources increased $70.9 million, or 13.0%, from $544.3 million at December 31, 2006, to $615.2 million at June 30, 2007, due to an increase in fed funds sold and available-for-sale securities.

Additional sources of liquidity available to the Company include the capacity to borrow funds through established short-term lines of credit with various correspondent banks, and the Federal Home Loan Bank of Atlanta. Available funds from these liquidity sources were approximately $431.8 million and $366.6 million at June 30, 2007, and December 31, 2006, respectively. The Bank’s line of credit with the Federal Home Loan Bank of Atlanta, which requires the pledging of collateral in the form of certain loans and/or securities, is $316.8 million of the $431.8 million as of June 30, 2007.

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

Commitments to extend credit which amounted to $610.6 million at June 30, 2007, and $500.4 million at December 31, 2006, represent legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At June 30, 2007, and December 31, 2006, the Company had $47.3 million and $29.4 million, respectively, in outstanding standby letters of credit.

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

Both the Company’s and the Bank’s capital levels continue to meet regulatory requirements.  The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios.  Tier 1 capital consists of common and qualifying preferred stockholders’ equity less goodwill.  Total risk-based capital consists of Tier 1 capital, qualifying subordinated debt, and a portion of the allowance for loan losses.  Risk-based capital ratios are calculated with reference to risk-weighted assets.  The leverage ratio compares Tier 1 capital to total average assets for the most recent quarter end.  The Bank’s Tier 1 risk-based capital ratio was 7.83% at June 30, 2007, compared to 7.83% at December 31, 2006, and its total risk-based capital ratio was 11.05% at June 30, 2007, compared to 11.34% at December 31, 2006. These ratios are in excess of the mandated minimum requirement of 4.00% and 8.00%, respectively. The Bank’s leverage ratio was 7.29% at June 30, 2007, compared to 7.18% at December 31, 2006, and is also in excess of the mandated minimum requirement of 4.00%. Based on these ratios, the Bank is considered “well capitalized” under regulatory prompt corrective action guidelines. The Company’s Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage ratio was 10.29%, 11.27% and 9.57%, respectively, at June 30, 2007. Both the Company’s and Bank’s capital positions reflect proceeds of the issuance of $43 million in trust preferred securities. The Company expects that it will redeem $18 million of the trust preferred securities in the fourth quarter of 2007, as those issues become redeemable at the Company’s option for the first time.  The Company has not made a final decision as to whether it will issue new, lower cost trust preferred securities in replacement.

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

Guidance by the federal banking regulators provides that banks which have concentrations in construction, land development or commercial real estate loans (other than loans for majority owner occupied properties) would be expected to maintain higher levels of risk management and, potentially, higher levels of capital. It is possible that we may be required to maintain higher levels of capital than we would otherwise be expected to maintain as a result of our levels of construction, development and commercial real estate loans, which may require us to obtain additional capital.

The Federal Reserve has revised the capital treatment of trust preferred securities in light of recent accounting pronouncements and interpretations regarding variable interest entities, which have been read to encompass the subsidiary trusts established to issue trust preferred securities, and to which the Company issued subordinated debentures. As a result, the capital treatment of trust preferred securities has been revised to provide that in the future, such securities can be counted as Tier 1 capital at the holding company level, together with other restricted core capital elements, up to 25% of total capital (net of goodwill), and any excess as Tier 2 capital up to 50% of Tier 1 capital.  At June 30, 2007, trust preferred securities represented 21.8% of the Company’s Tier 1 capital and 19.9% of its total qualifying capital.  Should future trust preferred issuances to increase holding company capital levels not be available to the same extent as currently, the Company may be required to raise additional equity capital, through the sale of common stock or other means, sooner than it would otherwise do so.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements but may change current practice for some entities.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years.  The Company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159).  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is in the process of evaluating the impact SFAS 159 may have on its consolidated financial statements.

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

One of the tools used by the Company to assess interest sensitivity on a monthly basis is the static gap analysis that measures the cumulative differences between the amounts of assets and liabilities maturing or repricing within various time periods. It is the Company’s goal to manage the one-year cumulative difference, or gap, in an attempt to limit changes in future net interest income from changes in market interest rates. The following table shows a static gap analysis reflecting the earlier of the maturity or repricing dates for various assets, including prepayment and amortization estimates, and liabilities as of June 30, 2007. At that point in time, the Company had a cumulative net liability sensitive one-year gap position of $287.3 million, or a negative 13.98% of total interest-bearing assets.

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

At June 30, 2007	Interest Sensitivity Periods
	Within	91 to 365	Over 1 to 5	Over
(Dollars in thousands)	90 Days	Days	Years	5 Years	Total
Interest Earning Assets
Securities, at amortized cost	$20,796	$71,799	$122,030	$53,436	$268,061
Interest bearing deposits in other banks	1,109	—	—	—	1,109
Loans held-for-sale	12,964	—	—	—	12,964
Loans, net of unearned income	749,904	238,646	661,233	106,806	1,756,589
Federal funds sold	16,000	—	—	—	16,000
Total interest earning assets	$800,773	$310,445	$783,263	$160,242	$2,054,723
Interest-bearing Liabilities
NOW accounts	$18,833	$18,832	$112,996	$—	$150,661
Money market accounts	73,132	73,132	87,758	—	234,022
Savings accounts	37,416	37,416	44,898	—	119,730
Time deposits	433,164	536,194	65,329	508	1,035,195
Securities sold under agreement to repurchase and federal funds purchased	163,041	—	—	—	163,041
Trust preferred capital notes	—	18,000	—	25,000	43,000
Total interest-bearing liabilities	$725,586	$683,574	$310,981	$25,508	$1,745,649
Cumulative maturity / interest sensitivity gap	$75,187	$(297,942)	$174,340	$309,074	$309,074
As % of total earnings assets	3.66%	-14.50%	8.48%	15.04%

In order to more closely measure interest sensitivity, the Company uses earnings simulation models on a quarterly basis. These models utilize the Company’s financial data and various management assumptions as to balance sheet growth, interest rates, operating expense, and other non-interest income sources to forecast a base level of earnings over a one-year period. This base level of earnings is then shocked assuming a 200 basis points higher and lower level of interest rates over the forecasted period. The most recent earnings simulation model was run based on data as of June 30, 2007, and consistent with the Company’s belief from the static gap analysis that its balance sheet structure was liability sensitive at that time, the model projected that forecasted earnings over a one-year period would decrease by 11.6% if interest rates were to be 200 basis points higher than expected, and forecasted earnings to increase by 12.2% if interest rates were to be 200 basis points lower than expected.  Management believes the modeled results are consistent with the short duration of its balance sheet and given the many variables that effect the actual timing of when assets and liabilities will reprice. The Company has set a limit on this measurement of interest sensitivity to a maximum decline in earnings of 20%. Since the earnings model uses numerous assumptions regarding the effect of changes in interest rates on the timing and extent of repricing characteristics, future cash flows and customer behavior, the model cannot precisely estimate net income and the effect on net income from sudden changes in interest rates. Actual results will differ from simulated results noted above due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule

13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(b)   Use of Proceeds.- Not Applicable.

(c)   Issuer Purchases of Securities.- None

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders

On April 25, 2007, the annual meeting of shareholders of the Company was held for the purpose of electing eight (8) directors to serve until the next annual meeting and until their successors are duly elected and qualified.

The name of each director elected at the meeting, and the votes cast for such persons, who constitute the entire Board of Directors in office following the meeting, are set forth below.

Name	For	Withheld	Broker Non-votes
Leonard Adler	17,252,908	498,813	none
Michael Anzilotti	16,295,709	1,456,012	none
Peter A. Converse	16,417,876	1,333,845	none
W. Douglas Fisher	17,099,418	652,303	none
David M. Guernsey	17,082,593	669,128	none
Robert H. L’Hommedieu	15,910,947	1,840,774	none
Norris E. Mitchell	17,099,168	652,553	none
Arthur L. Walters	17,049,269	702,452	none

Additionally, on April 25, 2007, at the annual meeting of shareholders, shareholders approved an amendment to the Company’s 1998 Stock Option Plan extending the term of the plan until April 24, 2017, and to increase the number of shares of common stock reserved for issuance under the plan, and the number of shares of common stock for which options may be granted, by 500,000 to and aggregate of 2,346,672, as adjusted for the 10% stock dividend paid in May 2007.  Results of the vote were 10,331,291 for, 2,834,010 against and 4,473,515 broker non-votes.

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

4.6	Guarantee Agreement dated as of December 19, 2002, between Virginia Commerce Bancorp, Inc. and The Bank of New York, as Guarantee Trustee (3)
4.7	Junior Subordinated Indenture, dated as of December 20, 2005 between Virginia Commerce Bancorp, Inc. and Wilmington Trust Company, as Trustee, (3)
4.8

Amended and Restated Declaration of Trust, dated as December 20, 2005, between Virginia Commerce Bancorp, Inc. and Wilmington Trust Company, as Delaware Trustee and Institutional Trustee, and Peter A. Converse, William K. Beauchesne and Marcia J. Hopkins as Administrative Trustees (3)

4.9	Guarantee Agreement dated as of December 20, 2005, between Virginia Commerce Bancorp, Inc. and Wilmington Trust Company, as Guarantee Trustee (3)
10.1	Amended and Restated 1998 Stock Option Plan (4)
10.2	2003 VCBI Employee Stock Purchase Plan (5)
11	Statement Regarding Computation of Per Share Earnings See Note 4 to the Consolidated Financial Statements included in this report
21	Subsidiaries of the Registrant:
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

(1)             Incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007

(2)             Incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K filed on July 27, 2007.

(3)             Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation SK.  The Company agrees to provide a copy of these documents to the Commission upon request.

(4)             Incorporated by reference to exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-142447)

(5)             Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-109079)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2007	BY	/s/ Peter A. Converse
Peter A. Converse, Chief Executive Officer

Date: August 8, 2007	BY	/s/ William K. Beauchesne
William K. Beauchesne, Treasurer and Chief Financial Officer