Form 10-Q
period 2007-09-30
VIRGINIA COMMERCE BANCORP INC
filed 2007-11-08
CIK 1099305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2007

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

As of November 8, 2007, the number of outstanding shares of registrant’s common stock, par value $1.00 per share was: 24,007,899

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share data)

	Unaudited	Audited
	September 30,	December 31,
	2007	2006
Assets
Cash and due from banks	$30,432	$34,989
Interest-bearing deposits with other banks	1,125	1,079
Securities (fair value: 2007, $327,248, 2006, $233,401)	327,838	234,203
Loans held-for-sale	4,291	7,796
Loans, net of allowance for loan losses of $19,594 in 2007 and $18,101 in 2006	1,816,333	1,629,827
Bank premises and equipment, net	11,894	9,273
Accrued interest receivable	11,793	9,315
Other assets	24,603	22,600
Total assets	$2,228,309	$1,949,082
Liabilities and Stockholders’ Equity
Deposits
Demand deposits	$198,871	$186,939
Savings and interest-bearing demand deposits	529,558	459,495
Time deposits	1,077,293	959,507
Total deposits	$1,805,722	$1,605,941
Securities sold under agreement to repurchase and Federal funds purchased	180,551	148,871
Other borrowed funds	25,000	—
Trust preferred capital notes	44,344	44,344
Accrued interest payable	8,226	5,923
Other liabilities	2,901	4,152
Commitments and contingent liabilities	—	—
Total liabilities	$2,066,744	$1,809,231
Stockholders’ Equity
Preferred stock, $1.00 par, 1,000,000 shares authorized and unissued	$—	$—
Common stock, $1.00 par, 50,000,000 shares authorized, issued and outstanding 2007, 23,919,498; 2006, 21,560,253	23,919	21,560
Surplus	72,938	31,231
Retained earnings	64,633	87,744
Accumulated other comprehensive income (loss), net	75	(684)
Total stockholders’ equity	$161,565	$139,851
Total liabilities and stockholders’ equity	$2,228,309	$1,949,082

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands of dollars, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Interest and dividend income:
Interest and fees on loans	$35,441	$30,063	$102,756	$83,529
Interest and dividends on investment securities:
Taxable	3,309	2,195	8,905	5,792
Tax-exempt	228	60	481	180
Dividends	77	81	217	208
Interest on deposits with other banks	17	13	52	39
Interest on federal funds sold	405	125	952	624
Total interest and dividend income	$39,477	$32,537	$113,363	$90,372
Interest expense:
Deposits	$18,230	$12,684	$51,176	$33,234
Securities sold under agreements to repurchase and federal funds purchased	1,563	1,313	4,399	3,378
Other borrowed funds	22	290	22	506
Trust preferred capital notes	787	799	2,346	2,303
Total interest expense	$20,602	$15,086	$57,943	$39,421

Net interest income:	$18,875	$17,451	$55,420	$50,951
Provision for loan losses	910	1,420	1,570	3,380
Net interest income after provision for loan losses	$17,965	$16,031	$53,850	$47,571

Non-interest income:
Service charges and other fees	$823	$779	$2,483	$2,390
Non-deposit investment services commissions	226	191	603	418
Fees and net gains on loans held-for-sale	751	777	2,181	2,199
Gain on sale of OREO	638	—	638	—
Loss on sale of securities	(387)	—	(387)	—
Other	175	97	545	283
Total non-interest income	$2,226	$1,844	$6,063	$5,290

Non-interest expense:
Salaries and employee benefits	$5,452	$4,847	$16,773	$14,578
Occupancy expense	1,802	1,448	5,046	4,004
Data processing expense	471	491	1,468	1,433
Other operating expense	2,175	1,765	5,999	5,214
Total non-interest expense	$9,900	$8,551	$29,286	$25,229

Income before taxes on income	$10,291	$9,324	$30,627	$27,632
Provision for income taxes	3,463	3,239	10,446	9,555
Net Income	$6,828	$6,085	$20,181	$18,077

Earnings per common share, basic (1)	$0.28	$0.25	$0.84	$0.76
Earnings per common share, diluted (1)	$0.27	$0.25	$0.81	$0.73

(1) Adjusted to give effect to a 10% stock dividend paid May 2007.

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2007 and 2006

(In thousands of dollars)

(Unaudited)

					Accumulated
					Other		Total
	Preferred	Common		Retained	Comprehensive	Comprehensive	Stockholders’
	Stock	Stock	Surplus	Earnings	Income (Loss)	Income	Equity
Balance, January 1, 2006	$—	$14,050	$36,066	$63,239	$(1,537)		$111,818
Comprehensive Income:
Net Income				18,077		$18,077	18,077
Other comprehensive income, unrealized holding gains arising during the period (net of tax of $304)					565	565	565
Total comprehensive income						$18,642
Stock options exercised	—	313	1,709	—	—		2,022
Stock option expense	—	—	177	—	—		177
Employee Stock Purchase Plan	—	6	98	—	—		104
50% stock split paid May 2006	—	7,146	(7,146)	—	—		—
Cash paid in lieu of fractional shares	—	—	—	(4)	—		(4)
Balance, September 30, 2006	$—	$21,515	$30,904	$81,312	$(972)		$132,759

Balance, January 1, 2007	$—	$21,560	$31,231	$87,744	$(684)		$139,851
Comprehensive Income:
Net Income				20,181		$20,181	20,181
Other comprehensive income, unrealized holding gains arising during the period (net of tax of $274)						507
Reclassification adjustment (net of tax of $135)						252
Other comprehensive income (net of tax of $409)					759	$759	759
Total comprehensive income						$20,940
Stock options exercised	—	185	257	—	—		442
Stock option expense	—	—	312	—	—		312
Employee Stock Purchase Plan	—	2	30	—	—		32
10% stock dividend paid May 2007	—	2,172	41,108	(43,280)	—		—
Cash paid in lieu of fractional shares	—	—	—	(12)	—		(12)
Balance, September 30, 2007	$—	$23,919	$72,938	$64,633	$75		$161,565

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$20,181	$18,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,425	1,039
Provision for loan losses	1,570	3,380
Stock based compensation expense	312	177
Deferred tax benefit	(1,002)	(1,242)
Accretion of security discounts, net	(265)	(309)
Origination of loans held-for-sale	(133,829)	(129,090)
Sales of loans	136,278	127,939
Proceeds from gain on sale of loans	1,056	2,199
Gain on sale of OREO	638	—
Loss on sale of investment securities	387	—
Changes in other assets and other liabilities:
Increase in accrued interest receivable	(2,478)	(2,522)
Increase in other assets	(1,410)	(743)
Increase in other liabilities	1,050	1,278
Net Cash Provided By Operating Activities	$23,913	$20,183

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans	$(188,714)	$(277,946)
Purchase of securities available-for-sale	(161,221)	(59,168)
Purchase of securities held-to-maturity	(4,440)	(7,100)
Proceeds from principal payments on securities available-for-sale	2,436	1,411
Proceeds from principal payments on securities held-to-maturity	3,692	3,714
Proceeds from sales on securities available-for-sale	34,613	—
Proceeds from calls and maturities of securities available-for-sale	32,333	27,082
Proceeds from calls and maturities of securities held-to-maturity	—	2,694
Purchase of bank premises and equipment	(4,046)	(2,425)
Net Cash Used In Investing Activities	$(285,347)	$(311,738)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$199,781	$323,977
Net increase in repurchase agreements and Federal funds purchased	31,680	13,486
Net increase in other borrowed funds	25,000	—
Net proceeds from issuance of capital stock	474	2,126
Cash paid in lieu of fractional shares	(12)	(4)
Net Cash Provided By Financing Activities	$256,923	$339,585

Net (Decrease) Increase In Cash and Cash Equivalents	(4,511)	48,030

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	$36,068	$33,642
CASH AND CASH EQUIVALENTS – END OF PERIOD	$31,557	$81,672

Supplemental Schedule of Noncash Investing Activities:
Unrealized gain on available-for-sale securities	$1,168	$869
Tax benefits on stock options and warrants exercised	72	742

Supplemental Disclosure of Cash Flow Information:
Taxes Paid	$10,621	$11,675
Interest Paid	55,640	36,975

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                    General

The accompanying unaudited consolidated financial statements of Virginia Commerce Bancorp, Inc. and its subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions as of September 30, 2007 and December 31, 2006, the results of operations for the three and nine months ended September 30, 2007 and 2006, and statements of cash flows and changes in stockholders’ equity for the nine months ended September 30, 2007 and 2006. These statements should be read in conjunction with the Company’s annual report on Form 10-K for the period ended December 31, 2006.

Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or any other period.

2.                    Investment Securities

Amortized cost and fair value of securities available-for-sale and held-to-maturity as of September 30, 2007 are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-Sale:
U.S. Government Agency obligations	$241,601	$1,139	$(479)	$242,261
Domestic corporate debt obligations	10,261	—	(39)	10,222
Obligations of states and political subdivisions	23,068	41	(546)	22,563
Restricted stock:
Federal Reserve Bank	1,442	—	—	1,442
Federal Home Loan Bank	4,631	—	—	4,631
Community Bankers’ Bank	55	—	—	55
	$281,058	$1,180	$(1,064)	$281,174

Held-to-Maturity:
U.S. Government Agency obligations	$34,793	$33	$(436)	$34,390
Obligations of states and political subdivisions	11,871	38	(225)	11,684
	$46,664	$71	$(661)	$46,074

Amortized cost and fair value of securities available-for-sale and held-to-maturity as of December 31, 2006 are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-Sale:
U.S. Government Agency obligations	$175,234	$329	$(1,489)	$174,074
Domestic corporate debt obligations	6,000	55	—	6,055
Obligations of states and political subdivisions	3,607	60	(8)	3,659
Restricted stock:
Federal Reserve Bank	1,442	—	—	1,442
Federal Home Loan Bank	3,034	—	—	3,034
Community Bankers’ Bank	55	—	—	55
	$189,372	$444	$(1,497)	$188,319

Held-to-maturity:
U.S. Government Agency obligations	$35,520	$21	$(705)	$34,836
Obligations of state and political subdivisions	10,364	56	(174)	10,246
	$45,884	$77	$(879)	$45,082

The amortized cost of securities pledged as collateral for repurchase agreements, certain public deposits, and other purposes were $195.1 million and $159.2 million at September 30, 2007, and December 31, 2006, respectively.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Provided below is a summary of securities which were in an unrealized loss position at September 30, 2007, and December 31, 2006. Of the total securities in an unrealized loss position at September 30, 2007, 70.7%, or 23 positions, were U.S. Government Agency obligations with maturities ranging from three months to twenty-five years. As the Company has the ability and intent to hold these securities until maturity, or until such time as the value recovers, no declines are deemed to be other-than-temporary. In addition, there has been no deterioration in the ratings for any of the securities.

At September 30, 2007	Less Than 12 Months		12 Months of Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government Agency obligations	$29,607	$(135)	$21,183	$(344)	$50,790	$(479)
Domestic corporate debt obligations	3,461	(39)	—	—	3,461	(39)
Obligations of states/political subdivisions	21,186	(546)	—	—	21,186	(546)
	$54,254	$(720)	$21,183	$(344)	$75,437	$(1,064)
Held-to-maturity:
U.S. Government Agency obligations	$2,221	$(1)	$27,104	$(435)	$29,325	$(436)
Obligations of states/political subdivisions	3,522	(131)	5,057	(94)	8,579	(225)
	$5,743	$(132)	$32,161	$(529)	$37,904	$(661)

At December 31, 2006	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government Agency obligations Obligations of states/political	$24,762	$(50)	$81,174	$(1,439)	$105,936	$(1,489)
subdivisions	2,245	(8)	—	—	2,245	(8)
	$27,007	$(58)	$81,174	$(1,439)	$108,181	$(1,497)
Held-to-maturity:
U.S. Government Agency obligations	$1,521	$(8)	$28,248	$(697)	$29,769	$(705)
Obligations of states/political subdivisions	2,128	(38)	4,802	(136)	6,930	(174)
	$3,649	$(46)	$33,050	$(833)	$36,699	$(879)

3.  Loans

Major classifications of loans, excluding loans held-for-sale, are summarized as follows:

	September 30, 2007	December 31, 2006
	(dollars in thousands)

Commercial	$220,771	$190,527
Real estate-one-to-four family residential	233,977	193,247
Real estate-multi-family residential	53,989	57,913
Real estate-non-farm, non-residential	812,217	689,110
Real estate-construction	512,139	515,040
Farmland	915	—
Consumer	7,227	6,997
Total Loans	$1,841,235	$1,652,834
Less unearned income	5,308	4,906
Less allowance for loan losses	19,594	18,101
Loans, net	$1,816,333	$1,629,827

4.  Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of potentially dilutive common stock. As of September 30, 2007 and 2006, there were 320,830 and 156,400 anti-dilutive stock options outstanding, respectively. The weighted average number of shares for both periods presented, have been adjusted to give effect to a 10% stock dividend paid in May 2007. Potentially dilutive common stock had no effect on income available to common stockholders.

	Three Months Ended				Nine Months Ended
	September 30, 2007		September 30, 2006		September 30, 2007		September 30, 2006
		Per		Per		Per		Per
		Share		Share		Share		Share
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Basic earnings per share	23,916,837	$0.28	23,656,632	$0.25	23,902,100	$0.84	23,514,808	$0.76
Effect of dilutive securities:
Stock options	941,038		1,301,128		1,014,779		1,403,508
Diluted earnings per share	24,857,875	$0.27	24,957,760	$0.25	24,916,879	$0.81	24,918,315	$0.73

5. Stock Compensation Plan

At September 30, 2007, the Company had a stock-based compensation plan. Included in salaries and employee benefits expense for the nine months ended September 30, 2007 and 2006 is $312 thousand and $177 thousand, respectively, of stock-based compensation expense which is based on the estimated fair value of 250,910 options granted in 2006 and 148,707 granted in 2007, as adjusted, amortized on a straight-line basis over a five year requisite service period. As of September 30, 2007, there was $1.8 million remaining of total unrecognized compensation expense related to outstanding stock option awards to purchase 250,910 and 148,707 shares, which will be recognized over the remaining requisite service periods.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2007 and 2006:

	2007	2006
Expected volatility	23.59%	21.91%
Expected dividends	.00%	.00%
Expected term (in years)	7.5	7.5
Risk-free rate	4.39 to 4.93%	4.42 to 4.75%

In 2006, the Company took into consideration guidance under SFAS 123R and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The weighted average expected option term reflects the application of the simplified method set out in SAB 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. Stock option plan activity for the nine months ended September 30, 2007, adjusted to give effect to the 10% stock dividend in May 2007, is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($ 000)
Outstanding at January 1, 2007	1,974,786	$6.30
Granted	148,707	17.54
Exercised	(201,620)	1.83
Forfeited	(4,125)	18.84
Outstanding at September 30, 2007	1,917,748	$7.61	4.97	$14,130
Exercisable at September 30, 2007	1,639,081	$5.83	4.32	$14,018

The total value of in-the-money options exercised during the nine months ended September 30, 2007, was $3.2 million.

6. Capital Requirements

A comparison of the Company’s and its wholly-owned subsidiary’s, Virginia Commerce Bank (the “Bank”) capital ratios as of September 30, 2007 with the minimum regulatory guidelines is as follows:

	Actual	Minimum Guidelines	Minimum to be “Well-Capitalized”
Total Risk-Based Capital:
Company	11.44%	8.00%	—
Bank	11.23%	8.00%	10.00%
Tier 1 Risk-Based Capital:
Company	10.44%	4.00%	—
Bank	8.03%	4.00%	6.00%
Leverage Ratio:
Company	9.41%	4.00%	—
Bank	7.26%	4.00%	5.00%

7. Other Borrowed Money and Lines of Credit

The Bank maintains a $334.0 million line of credit with the Federal Home Loan Bank of Atlanta. The interest rate and term of each advance from the line is dependent upon the advance and commitment type. Advances on the line are secured by all of the Bank’s qualifying first liens, second liens and home equity lines-of-credit on one-to-four unit single-family dwellings. As of September 30, 2007, the book value of these qualifying loans totaled approximately $125.7 million and the amount of available credit using this collateral was $92.2 million. Advances on the line of credit, in excess of this amount, require pledging of additional assets, including other types of loans and investment securities. As of September 30, 2007, the Bank had $25.0 million in advances outstanding. The Bank has additional short-term lines of credit totaling $115.0 million with nonaffiliated banks at September 30, 2007, on which $32.0 million was outstanding at that date.

8. Trust Preferred Securities

On November 13, 2002, the Company completed a private placement issuance of $3.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust I) which issued $100 thousand in common equity to the Company. The securities bear a floating rate of interest, adjusted semi-annually, of 340 basis points over six month Libor, currently 8.76%, with a maximum rate of 12.0% until November 15, 2007. The securities are callable at par beginning November 15, 2007. The Company has given notice of its intent to redeem the issue on that date. On December 19, 2002, the Company completed a private placement issuance of $15.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust II) which issued $470 thousand in common equity to the Company. These securities bear a floating rate of interest, adjusted semi-annually, of 330 basis points over six month Libor, currently 8.68%, with a maximum rate of 11.9% until December 30, 2007. These securities are callable at par beginning December 30, 2007, and every six months thereafter. Due to current credit market conditions and pricing,  the Company does not intend to redeem the issue at this time. On December 20, 2005, the Company completed a private placement of $25.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust III) which issued $774 thousand in common equity to the Company. These securities bear a fixed rate of interest of 6.19% until February 23, 2011, at which time they convert to a floating rate, adjusted quarterly, of 142 basis points over three month Libor. These securities are callable at par beginning February 23, 2011.

The principal asset of each trust is a similar amount of the Company’s junior subordinated debt securities, with an 30 year term from issuance and like interest rates to the trust preferred securities. The obligations of the Company with respect to the trust preferred securities constitute a full and unconditional guarantee by the Company of each trust’s obligations with respect to the trust preferred securities to the extent set forth in the related guarantees. Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, resulting in a deferral of distribution payments on the related trust preferred securities, and, among other limitations, limitations on the Company’s ability to pay dividends and reacquire its common stock .

The Trust Preferred Securities may be included in Tier 1 capital for regulatory capital adequacy purposes up to 25.0% of Tier 1 capital after its inclusion. The portion of the trust preferred securities not qualifying as Tier 1 capital may be included as part of total qualifying capital in Tier 2 capital.

9. Segment Reporting

In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” the Company has two reportable segments, its community banking operations and its mortgage banking division. Community banking operations, the major segment, involves making loans and gathering deposits from individuals and businesses in the Bank’s market area, while the mortgage banking division originates and sells mortgage loans, serving released, on one-to-four family residential properties. Revenues from mortgage lending consist of interest earned on mortgage loans held-for-sale, loan origination fees, and net gains on the sale of loans in the secondary market. The Bank provides the mortgage division with short term funds to originate loans and charges it interest on the funds based on what the Bank earns on overnight funds. Expenses include both fixed overhead and variable costs on originated loans such as loan officer commissions, document preparation and courier fees. The following table presents segment information for the nine months ended September 30, 2007, and 2006. Eliminations consist of overhead and interest charges by the Bank to the mortgage lending division.

	Nine Months Ended September 30, 2007
(dollars in thousands)	Community Banking	Mortgage Lending	Eliminations	Total
Interest income	$112,999	$364	$—	$113,363
Non-interest income	3,882	2,181	—	6,063
Total operating income	$116,881	$2,545	$—	$119,426

Interest expense	$57,943	$302	$(302)	$57,943
Provision for loan losses	1,570	—	—	1,570
Non-interest expense	27,037	2,293	(44)	29,286
Total operating expense	$86,550	$2,595	$(346)	$88,799
Income before taxes on income	$30,331	$(50)	$346	$30,627
Provision for income taxes	10,463	(17)	—	10,446
Net Income	$19,868	$(33)	$346	$20,181

Total Assets	$2,223,826	$4,483	$—	$2,228,309

	Nine Months Ended September 30, 2006
(dollars in thousands)	Community Banking	Mortgage Lending	Eliminations	Total
Interest income	$90,051	$321	$—	$90,372
Non-interest income	3,091	2,199	—	5,290
Total operating income	$93,142	$2,520	$—	$95,662

Interest expense	$39,421	$240	$(240)	$39,421
Provision for loan losses	3,380	—	—	3,380
Non-interest expense	23,239	2,034	(44)	25,229
Total operating expense	$66,040	$2,274	$(284)	$68,030
Income before taxes on income	$27,102	$246	$284	$27,632
Provision for income taxes	9,469	86	—	9,555
Net Income	$17,633	$160	$284	$18,077

Total Assets	$1,866,514	$11,593	$—	$1,878,107

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

The following presents management’s discussion and analysis of the consolidated financial condition and results of operations of Virginia Commerce Bancorp, Inc. and subsidiaries (the “Company”) as of the dates and for the periods indicated. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto, and other financial data appearing elsewhere in this report. The Company is the parent bank holding company for Virginia Commerce Bank (the “Bank”), a Virginia state-chartered bank that commenced operations in May 1988. The Bank pursues a traditional community banking strategy, offering a full range of business and consumer banking services through twenty-three branch offices, two residential mortgage offices and two investment services offices.

Headquartered in Arlington, Virginia, Virginia Commerce serves the Northern Virginia suburbs of Washington, D.C., including Arlington, Fairfax, Fauquier, Loudoun, Prince William, Spotsylvania and Stafford Counties and the cities of Alexandria, Fairfax, Falls Church, Fredricksburg, Manassas and Manassas Park. Its service area also covers, to a lesser extent, Washington, D.C. and the nearby Maryland counties of Montgomery and Prince Georges. The Bank’s customer base includes small-to-medium size businesses including firms that have contracts with the U.S. government, associations, retailers and industrial businesses, professionals and their firms, business executives, investors and consumers. Additionally, the Bank has strong market niches in commercial real estate and construction lending, and operates its residential mortgage lending division as its only other business segment.

Critical Accounting Policies

During the quarter ended September 30, 2007, there were no changes in the Company’s critical accounting policies as reflected in the last report.

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

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

The Company’s 1998 Stock Option Plan, as amended (the “Plan”), which is shareholder-approved, permits the grant of share options to its directors and officers for up to 2.3 million shares of common stock, as adjusted for the 10% stock dividend paid on May 1, 2007. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant, generally vest based on 5 years of continuous service and have 10-year contractual terms. The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model that currently uses historical volatility of the Company’s stock based on a 7.5 year expected term, before exercise, for the options granted, and a risk-free interest rate based on the U.S. Treasury curve in effect at the time of the grant to estimate total stock-based compensation expense. Expected term is calculated using the simplified method identified in Staff Accounting Bulletin No. 107. This amount is then amortized on a straight-line basis over the requisite service period, currently 5 years, to salaries and benefits expense. Changes in the expected outstanding term for all awards based on historical exercise behavior could affect the estimated value of future grants. See Note 5 to the Consolidated Financial Statements for additional information regarding the Stock Option Plan and related expense.

Results of Operations

For the nine months ended September 30, 2007, the Bank experienced strong growth in assets, loans and deposits, opened three new branch locations raising the total number to twenty-three, and increased earnings by $2.1 million, or 11.6%, over the same period in 2006. Total assets increased $279.2 million, or 14.3%, from $1.95 billion at December 31, 2006, to $2.23 billion at September 30, 2007, as deposits grew $199.8 million, or 12.4%, from $1.60 billion at December 31, 2006, to $1.80 billion. On a diluted per share basis, earnings for the nine months ended September 30, 2007, were $0.81 compared to $0.73 for the same period in 2006, an increase of 11.0%. The year-over-year increase was due to an 8.8% increase in net interest income, a 14.6% increase in non-interest income, and a 53.6% decline in loan loss provisions due to declines in nonperforming loans and loans 90+ days past due and  slower loan growth. The increase in non-interest income was affected by two one-time items resulting in an aggregate increase of $251 thousand. The first item, a pre-tax loss of $387 thousand, resulted from a partial restructuring of the investment securities portfolio, and the second item, a pre-tax gain of $638 thousand, reflects the gain on sale of a foreclosed property which had secured a nonperforming loan.

Loans, net of the allowance for loan losses, increased $186.5 million, or 11.4%, from $1.63 billion at December 31, 2006, to $1.81 billion at September 30, 2007, and represented 100.6% of total deposits at September 30, 2007, compared to 101.5% at December 31, 2006. The majority of the growth in loans occurred in non-farm, non-residential real estate loans, which rose $123.1 million, or 17.9%, from $689.1 million at December 31, 2006, to $812.2 million at September 30, 2007, while loans secured by one-to-four family residential real estate represented the second largest increase, rising $40.7 million, or 21.1%. Commercial loans also experienced strong growth, increasing $30.2 million, or 15.9%, while real estate-construction loans declined over the nine month period by $2.9 million. Loan growth in 2007 has been impacted by a higher level of run-off, principally in construction loans, with total run-off year-to-date of $277.5 million compared to $118.3 million in for the nine months ended September 30, 2006.

Total deposit growth of $199.8 million included an increase in demand deposits of $11.9 million, or 6.4%, from $186.9 million at December 31, 2006, to $198.9 million at September 30, 2007, an increase in savings and interest-bearing demand deposits of $70.1 million, and an increase in time deposits of $117.8 million, or 12.3%, from $959.5 million at December 31, 2006, to $1.08 billion. The majority of the Bank’s deposits are attracted from individuals and businesses in the Northern Virginia and the Metropolitan Washington, D.C. area, and the interest rates the Bank pays are generally near the top of the local market. Growth in deposits has been supported by continued promotions for new savings and money market products as well as special advertised rates on time deposits in local newspapers.

Repurchase agreements and Federal funds purchased increased $31.7 million, or 21.3%, from $148.9 million at December 31, 2006, to $180.6 million at September 30, 2007. Of the total increase, Federal funds purchased are up $32.0 million, while repurchase agreements, the majority of which represent funds of significant demand deposit customers of the Bank, declined $320 thousand.

Other borrowed funds represent a $25 million advance from the Federal Home Loan Bank of Atlanta. The advance, which is secured by qualifying one-to-four family residential first and second liens in the Bank’s portfolio, has an initial rate of 3.21%, which resets quarterly at three-month Libor less 200 basis points, and then converts to a fixed rate of 4.25% in March 2008, for a remaining term of 4.5 years, unless called.

As noted, for the nine months ended September 30, 2007, net income increased $2.1 million, or 11.6%, from $18.1 million for the nine months ended September 30, 2006, to $20.2 million, as net interest income increased $4.5 million, or 8.8%, non-interest income increased $773 thousand, or 14.6%, and provisions for loan losses were down $1.8 million, or 53.6%. Diluted earnings per share, adjusted giving effect to a 10% stock dividend in May 2007, of $0.81 were up $0.08, or 11.0%, from $0.73 for the comparable period in 2006. The Company’s annualized return on average assets and return on average equity were 1.30% and 17.99% for the current nine month period compared to 1.43% and 19.80% for the nine months ended September 30, 2006.

For the three months ended September 30, 2007, net income of $6.8 million increased $743 thousand, or 12.2%, compared to $6.1 million for the same period in 2006 as net interest income rose $1.4 million, or 8.2%, non-interest income was up $382 thousand, or 20.7%, and provisions for loan losses were down $510 thousand, or 35.9%, again due to declines in nonperforming loans and loans 90+ days past due, slower loan growth and a shift in loan mix to loan types requiring smaller reserve allocations. Also, as noted above, the increase in non-interest income was affected by two one-time items resulting in an aggregate increase of $251 thousand. The first item, a pre-tax loss of $387 thousand, resulted from a partial restructuring of the investment securities portfolio, and the second item, a pre-tax gain of $638 thousand, reflects the gain on sale of a foreclosed property which had secured a nonperforming loan, both were recognized in the third quarter. Diluted earnings per share increased $0.02, or 8.0%, from $0.25 for the three months ended September 30, 2006, to $0.27 for the three month period ended September 30, 2007. The return on average assets and return on average equity were 1.25% and 17.25% for the three months ended September 30, 2007, compared to 1.35% and 18.72% for the same period in 2006.

Stockholders’ equity increased $21.7 million, or 15.5%, from $139.9 million at December 31, 2006, to $161.6 million at September 30, 2007, on earnings of $20.2 million, a $759 thousand increase in other comprehensive income, and $786 thousand in proceeds and tax benefits related to the exercise of stock options by directors and officers, and employees and stock option expense credits. In May 2007, the Company paid a 10% stock dividend increasing the number of shares outstanding to 23.9 million.

Net Interest Income

Net interest income is the excess of interest earned on loans and investments over the interest paid on deposits and borrowings, and is the Company’s primary revenue source. Net interest income is thereby affected by balance sheet growth, changes in interest rates and changes in the mix of investments, loans, deposits and borrowings. Net interest income increased $4.5 million, or 8.8%, from $50.9 million for the nine months ended September 30, 2006, to $55.4 million for the nine month period ended September 30, 2007, and increased $1.4 million, or 8.2%, from $17.5 million for the three months ended September 30, 2006, to $18.9 million for the three months ended September 30, 2007. Increases for both periods were due to overall balance sheet growth as the net interest margin declined from 4.16% for the nine months ended September 30, 2006, to 3.69% for the current nine-month period and from 4.01% for the three months ended September 30, 2006, to 3.58% for the three months ended September 30, 2007.

The year-over-year declines in the net interest margin continue to be primarily the result of significantly higher short-term rates on savings, money market and time deposit accounts, a shift of funds in 2006 from lower rate interest-bearing checking accounts to the higher rate accounts, and ongoing strong competition for deposits in the local market. These factors resulted in a 62 basis point increase in the cost of interest-bearing liabilities year-over-year, compared to a 16 basis point increase in the yield on interest-earning assets. For the three month period ended September 30, 2007, the cost of interest-bearing liabilities rose 39 basis points over the comparable period in 2006, while the yield on interest-earning assets declined by one basis point.

Despite the Federal Open Market Committee’s recent reductions in the Fed funds target rate, management expects the margin to decline somewhat further in the fourth quarter of 2007 as approximately 32% of the Company’s loan portfolio immediately repriced downward with the prime rate dropping 50 basis points, while approximately 20% of deposit liabilities were able to be repriced down 25 to 50 basis points. However, over the near-term, as the Bank’s $1.1 billion in time deposits, which have an average term of 6.7 months as of September 30, 2007, mature or are replaced at lower market rates, the margin is expected to improve. As a result, management anticipates the margin to range from 3.50% to 3.70% for the foreseeable future.

The following tables show the average balance sheets for each of the three months and nine months ended September 30, 2007 and 2006. In addition, the amounts of interest earned on earning assets, with related yields on a tax-equivalent basis, and interest expense on interest-bearing liabilities, with related rates, are shown. Loans placed on a non-accrual status are included in the average balances. Net loan fees and late charges included in interest income on loans totaled $1.4 million and $1.1 million for the three month period ended September 30, 2007 and 2006, respectively, and totaled $4.2 million and $4.0 million for the nine month periods.

	Three months ended September 30,
	2007			2006
(Dollars in thousands)	Average Balance	Interest Income- Expense	Average Yields /Rates	Average Balance	Interest Income- Expense	Average Yields /Rates
Assets
Securities (1)	$289,115	$3,614	5.09%	$207,479	$2,336	4.54%
Loans, net of unearned income	1,783,272	35,441	7.90%	1,510,936	30,063	7.79%
Interest-bearing deposits in other banks	1,230	17	5.48%	1,060	13	5.03%
Federal funds sold	31,502	405	5.03%	9,567	125	5.11%
Total interest-earning assets	$2,105,119	$39,477	7.46%	$1,729,042	$32,537	7.47%
Other assets	67,157			55,203
Total Assets	$2,172,276			$1,784,245

Liabilities and Stockholders’ Equity
Interest-bearing deposits:
NOW accounts	$154,587	$669	1.72%	$165,986	$684	1.64%
Money market accounts	219,190	2,207	4.00%	214,004	1,977	3.66%
Savings accounts	136,230	1,533	4.47%	22,753	109	1.90%
Time deposits	1,080,603	13,821	5.07%	851,280	9,914	4.62%
Total interest-bearing deposits	$1,590,610	$18,230	4.55%	$1,254,023	$12,684	4.01%
Securities sold under agreements to repurchase and federal funds purchased	162,312	1,563	3.82%	125,358	1,313	4.15%
Other borrowed funds	2,717	22	3.21%	20,652	290	5.49%
Trust preferred capital notes	43,000	787	7.16%	43,000	799	7.28%
Total interest-bearing liabilities	$1,798,639	$20,602	4.54%	$1,443,033	$15,086	4.15%
Demand deposits and other liabilities	216,654			212,235
Total liabilities	$2,015,293			$1,655,268
Stockholders’ equity	156,983			128,977

Total liabilities and stockholders’ equity	$2,172,276			$1,784,245
Interest rate spread			2.92%			3.32%
Net interest income and margin		$18,875	3.58%		$17,451	4.01%

(1) Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders’ equity. Average yields on securities are stated on a tax equivalent basis, using a 35% rate.

	Nine months ended September 30,
	2007			2006
(Dollars in thousands)	Average Balance	Interest Income- Expense	Average Yields /Rates	Average Balance	Interest Income- Expense	Average Yields /Rates
Assets
Securities (1)	$263,790	$9,603	4.86%	$192,212	$6,180	4.29%
Loans, net of unearned income	1,728,996	102,756	7.95%	1,429,660	83,529	7.81%
Interest-bearing deposits in other banks	1,252	52	5.59%	1,049	39	4.99%
Federal funds sold	24,492	952	5.12%	17,421	624	4.72%
Total interest-earning assets	$2,018,530	$113,363	7.53%	$1,640,342	$90,372	7.37%
Other assets	63,736			54,029
Total Assets	$2,082,266			$1,694,371

Liabilities and Stockholders’ Equity
Interest-bearing deposits:
NOW accounts	$157,086	$1,990	1.69%	$181,869	$2,250	1.65%
Money market accounts	227,926	6,755	3.96%	183,062	4,610	3.37%
Savings accounts	107,011	3,512	4.39%	19,490	157	1.08%
Time deposits	1,036,200	38,919	5.02%	810,467	26,217	4.32%
Total interest-bearing deposits	$1,528,223	$51,176	4.48%	$1,194,888	$33,234	3.72%
Securities sold under agreement to repurchase and federal funds purchased	151,355	4,399	3.89%	112,087	3,378	4.03%
Other borrowed funds	916	22	3.21%	13,004	506	5.13%
Trust preferred capital notes	43,000	2,346	7.19%	43,000	2,303	7.06%
Total interest-bearing liabilities	$1,723,494	$57,943	4.49%	$1,362,979	$39,421	3.87%
Demand deposits and other liabilities	208,770			209,324
Total liabilities	$1,932,264			$1,572,303
Stockholders’ equity	150,002			122,068
Total liabilities and stockholders’ equity	$2,082,266			$1,694,371

Interest rate spread			3.04%			3.50%
Net interest income and margin		$55,420	3.69%		$50,951	4.16%

(1) Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders’ equity. Average yields on securities are stated on a tax equivalent basis, using a 35% rate.

Allowance for Loan Losses / Provision for Loan Loss Expense

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. For the nine months ended September 30, 2007, provisions for loan losses were $1.6 million compared to $3.4 million in the same period in 2006. This was due to lower net loan growth of $186.5 million in 2007 as compared to growth of $274.6 million in 2006, a decline in non-performing loans and loans 90+ days past due from $3.9 million at December 31, 2006, to $1.9 million and a significant decrease in other identified potential problem loans, which, although well-secured and currently performing, but requiring higher reserve levels, fell from $11.6 million at December 31, 2006, to $4.0 million at September 30, 2007. As a result, the allowance for loan losses to total loans dropped from 1.10% at December 31, 2006, to 1.06% as of September 30, 2007. See “Risk Elements and Non-performing Assets” for additional discussion relating to the increase in non-performing assets and potential problem loans.

Management feels that the allowance for loan losses is adequate at September 30, 2007. However, there can be no assurance that additional provisions for loan losses will not be required in the future, including as a result of possible changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, on a national basis or in the Company’s market area, or changes in the circumstances of particular borrowers.

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

The following schedule summarizes the changes in the allowance for loan losses:

	Nine Months	Nine Months	Twelve Months
	Ended	Ended	Ended
	September 30, 2007	September 30, 2006	December 31, 2006
	(In Thousands of Dollars)

Allowance, at beginning of period	$18,101	$13,821	$13,821
Provision charged against income	1,570	3,380	4,406
Recoveries:
Consumer loans	22	45	63
Losses charged to reserve:
Consumer loans	—	(45)	(77)
Commercial loans	(99)	(101)	(112)
Net (charge-offs) recoveries	(77)	(101)	(126)
Allowance, at end of period	$19,594	$17,100	$18,101

Ratio of net charge-offs to average loans outstanding during period	.004%	.01%	.01%
Allowance for loan losses to total loans	1.06%	1.09%	1.10%

Risk Elements and Non-performing Assets

Non-performing assets consist of non-accrual loans, impaired loans, restructured loans, and other real estate owned (foreclosed real properties). For the nine months ended September 30, 2007, total non-performing assets and loans 90+ days past due decreased $2.0 million from $3.9 million at December 31, 2006, to $1.9 million at September 30, 2007, and decreased $5.9 million from $7.8 million at September 30, 2006. As a result, the ratio of non-performing assets and loans 90+ days past due to total loans decreased from 0.24% at December 31, 2006, to 0.10% at September 30, 2007, and decreased from 0.50% at September 30, 2006. The Company expects its ratio of non-performing assets to total loans to remain low relative to its peers; however, it could increase due to an aggregate of $4.0 million in other identified potential problem loans as of September 30, 2007, for which management has identified risk factors that may result in them not being repaid in accordance with their terms although the loans are generally well-secured and are currently performing. At December 31, 2006, this same category of other identified potential problem loans was $11.6 million.

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

Foreclosed real properties include properties that have been substantively repossessed or acquired in complete or partial satisfaction of debt. Such properties, which are held for resale, are carried at the lower of cost or fair value, including a reduction for the estimated selling expenses, or principal balance of the related loan. In July 2007, the Company foreclosed on a $1.8 million non-performing loan and subsequently sold the collateral property in September 2007 for a pre-tax gain of $638 thousand. As of September 30, 2007, the Company held no foreclosed properties.

Total non-performing assets consist of the following:

	September 30, 2007	September 30, 2006	December 31, 2006
	(dollars in thousands)

Non-accrual loans	$270	$341	$10
Impaired loans	1,589	2,639	3,910
Total non-performing assets	$1,859	$2,980	$3,920
Loans past due 90 days and still Accruing	—	4,818	—
Total non-performing assets and loans past due 90 days and still accruing	$1,859	$7,798	$3,920

As a percentage of total loans	0.10%	0.50%	0.24%
As a percentage of total assets	0.08%	0.42%	0.20%

Concentrations of Credit Risk

The Bank does a general banking business, serving the commercial and personal banking needs of its customers. The Bank’s market area consists of the Northern Virginia suburbs of Washington, D.C., including Arlington, Fairfax, Fauquier, Loudoun, Prince William, Stafford and Spotsylvania counties and the cities of Alexandria, Fairfax, Falls Church, Fredricksburg, Manassas and Manassas Park, and to some extent the Maryland suburbs and the city of Washington, D.C. Substantially all of the Company’s loans are made within its market area.

The ultimate collectibility of the Bank’s loan portfolio and the ability to realize the value of any underlying collateral, if needed, are influenced by the economic conditions of the market area. The Company’s operating results are therefore closely related to the economic conditions and trends in the Metropolitan Washington, D.C. area.

At September 30, 2007, the Company had $1.38 billion, or 74.9%, of total loans concentrated in commercial real estate. Commercial real estate for purposes of this discussion includes all construction loans, loans secured by multi-family residential properties and loans secured by non-farm, non-residential properties. At December 31, 2006, commercial real estate loans were $1.26 billion, or 76.4%, of total loans. Total construction loans of $512.1 million at September 30, 2007, represented 27.8% of total loans, loans secured by multi-family residential properties of $54.0 million represented 2.9% of total loans, and loans secured by non-farm, non-residential properties of $812.2 million represented 44.1%.

Construction loans at September 30, 2007, included $311.5 million in loans to commercial builders of single family residential property and $23.4 million to individuals on single family residential property, representing 16.9% and 1.3% of total loans, respectively, and together representing 18.2% of total loans, down from 22.1% at December 31, 2006. These loans are made to a number of unrelated entities and generally have a term of twelve to eighteen months. In addition the Company had $177.2 million of construction loans on non-residential commercial property at September 30, 2007, representing 9.6% of total loans, up from 9.0% at December 31, 2006. These total construction loans of $512.1 million include $214.4 million in land acquisition and or development loans on residential property and $88.9 million in land acquisition and or development loans on commercial property, together totaling $303.3 million, or 16.5% of total loans, and are down from 16.9% at December 31, 2006. Adverse developments in the Northern Virginia real estate market or economy including substantial increases in mortgage interest rates, slower housing sales, and increased commercial property vacancy rates could have an adverse impact on these groups of loans and the Bank’s income and financial position. At September 30, 2007, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

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

Non-Interest Income

Non-interest income increased $773 thousand, or 14.6%, from $5.3 million for the nine months ended September 30, 2006, to $6.1 million for the same period ended September 30, 2007, with increases in all categories, except a slight decline in fees and net gains on mortgage loans held-for-sale. Increases included a $185 thousand increase in investment services commissions, a $270 thousand increase in income from bank-owned life insurance, which is included in other income, and two one-time items, a gain on the sale of other real estate owned of $638 thousand and a loss on the sale of investment securities of $387 thousand. For the three months ended September 30, 2007, non-interest income was up $382 thousand, or 20.7%. Increases were again in all categories, except for another small decline in mortgage lending related fees and net gains; however, the two one-time items noted above combined for the majority of the increase. Management expects fourth quarter non-interest income could be less with lower fees and net gains from mortgage lending activities, as more originations are held in portfolio rather than sold, due to a reduction in available loan products in the secondary market (fee income on portfolio loans is required to be recognized over the loan term, rather than recognized immediately as income).

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

Non-Interest Expense

For the nine months ended September 30, 2007, non-interest expense increased $4.1 million, or 16.1%, compared to the same period in 2006, and increased $1.3 million, or 15.8%, from $8.6 million for the three months ended September 30, 2006, to $9.9 million for the three months ended September 30, 2007. The year-over-year increases were due to the opening of four new branch locations since August 2006, the hiring of additional loan and business development officers, other staffing and facilities expansion to support loan and deposit growth, and the resumption of FDIC insurance premiums in the second quarter of 2007. As a result of these increases in expenses, the efficiency ratio rose from 44.3% in the third quarter of 2006 to 46.9% in the current period and to 47.6% on a year-to-date basis. Management expects higher levels in all non-interest expense categories in the fourth quarter with one more new branch location to be opened in early November. However, it is expected the efficiency ratio will remain in the high forties.

Provision for Income Taxes

The Company’s income tax provisions are adjusted for non-deductible expenses and non-taxable interest after applying the U.S. federal income tax rate of 35%. The provision for income taxes totaled $3.5 million and $3.2 million for the three months ended September 30, 2007 and 2006, respectively, and totaled $10.4 million and $9.6 million for the nine month periods. The effects of non-deductible expenses and non-taxable income on the Company’s income tax provisions are minimal.

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

The Company measures total liquidity through cash and cash equivalents, securities available-for-sale, mortgage loans held-for-sale, other loans and investment securities maturing within one year, less securities pledged as collateral for repurchase agreements, public deposits and other purposes, and less any outstanding federal funds purchased. These liquidity sources increased $46.6 million, or 8.6%, from $544.3 million at December 31, 2006, to $590.9 million at September 30, 2007, due primarily to a $76 million increase in unpledged available-for-sale securities.

Additional sources of liquidity available to the Company include the capacity to borrow funds through established short-term lines of credit with various correspondent banks, and the Federal Home Loan Bank of Atlanta. Available funds from these liquidity sources were approximately $392.0 million and $366.6 million at September 30, 2007, and December 31, 2006, respectively. The Bank’s line of credit with the Federal Home Loan Bank of Atlanta, which requires the pledging of collateral in the form of certain loans and/or securities, is $309.0 million of the $392.0 million in available lines-of-credit as of September 30, 2007.

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

Commitments to extend credit, which amounted to $572.5 million at September 30, 2007, and $500.4 million at December 31, 2006, represent legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At September 30, 2007, and December 31, 2006, the Company had $51.8 million and $29.4 million, respectively, in outstanding standby letters of credit.

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

Both the Company’s and the Bank’s capital levels continue to meet regulatory requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios. Tier 1 capital consists of common and qualifying preferred stockholders’ equity less goodwill. Total risk-based capital consists of Tier 1 capital, qualifying subordinated debt, and a portion of the allowance for loan losses. Risk-based capital ratios are calculated with reference to risk-weighted assets. The leverage ratio compares Tier 1 capital to total average assets for the most recent quarter end. The Bank’s Tier 1 risk-based capital ratio was 8.03% at September 30, 2007, compared to 7.83% at December 31, 2006, and its total risk-based capital ratio was 11.23% at September 30, 2007, compared to 11.34% at December 31, 2006. These ratios are in excess of the mandated minimum requirement of 4.00% and 8.00%, respectively. The Bank’s leverage ratio was 7.26% at September 30, 2007, compared to 7.18% at December 31, 2006, and is also in excess of the mandated minimum requirement of 4.00%. Based on these ratios, the Bank is considered “well capitalized” under regulatory prompt corrective action guidelines. The Company’s Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage ratio was 10.44%, 11.44% and 9.41%, respectively, at September 30, 2007. Both the Company’s and Bank’s capital positions reflect proceeds of the issuance of $43 million in trust preferred securities. The Company has given notice of its intention to redeem $3 million of the trust preferred securities in the fourth quarter of 2007, as they become redeemable at the Company’s option for the first time. The Company has elected not to redeem the additional $15 million of trust preferred securities which became redeemable at the Company's option in the fourth quarter, due to current credit market conditions and pricing, and not to issue additional trust preferred securities at this time.  The Company will be able to redeem the additional $15 million of trust preferred securities which are now subject to redemption on any semi-annual distribution payment date.

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

The Federal Reserve has revised the capital treatment of trust preferred securities in light of recent accounting pronouncements and interpretations regarding variable interest entities, which have been read to encompass the subsidiary trusts established to issue trust preferred securities, and to which the Company issued subordinated debentures. As a result, the capital treatment of trust preferred securities has been revised to provide that in the future, such securities can be counted as Tier 1 capital at the holding company level, together with other restricted core capital elements, up to 25% of total capital (net of goodwill), and any excess as Tier 2 capital up to 50% of Tier 1 capital. At September 30, 2007, trust preferred securities represented 21.0% of the Company’s Tier 1 capital and 19.2% of its total qualifying capital. Should future trust preferred issuances to increase holding company capital levels not be available to the same extent as currently, the Company may be required to raise additional equity capital, through the sale of common stock or other means, sooner than it would otherwise do so.

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

One of the tools used by the Company to assess interest sensitivity on a monthly basis is the static gap analysis that measures the cumulative differences between the amounts of assets and liabilities maturing or repricing within various time periods. It is the Company’s goal to limit the one-year cumulative difference, or gap, in an attempt to limit changes in future net interest income from changes in market interest rates. The following table shows a static gap analysis reflecting the earlier of the maturity or repricing dates for various assets, including prepayment and amortization estimates, and liabilities as of September 30, 2007. At that point in time, the Company had a cumulative net liability sensitive one-year gap position of $368.6 million, or a negative 17.0% of total interest-bearing assets.

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

At September 30, 2007

	Interest Sensitivity Periods
	Within	91 to 365	Over 1 to 5	Over
(Dollars in thousands)	90 Days	Days	Years	5 Years	Total
Interest Earning Assets
Securities, at amortized cost	$43,469	$79,832	$137,389	$67,032	$327,722
Interest bearing deposits in other banks	1,247	—	—	—	1,247
Loans held-for-sale	4,291	—	—	—	4,291
Loans, net of unearned income	735,718	274,877	699,888	125,444	1,835,927
Total interest earning assets	$784,725	$354,709	$837,277	$192,476	$2,169,187
Interest Bearing Liabilities
NOW accounts	$39,102	$—	$117,304	$—	$156,406
Money market accounts	134,664	—	80,798	—	215,462
Savings accounts	98,556	—	59,134	—	157,690
Time deposits	242,572	769,541	65,179	—	1,077,292
Securities sold under agreement to repurchase	180,551	—	—	—	180,551
Other borrowed funds	25,000	—	—	—	25,000
Trust preferred capital notes	18,000	—	25,000	—	43,000
Total interest bearing liabilities	$738,445	$769,541	$347,415	$—	$1,855,401
Cumulative maturity / interest sensitivity gap	$46,280	$(368,553)	$121,310	$313,786	$313,786
As % of total earnings assets	2.13%	-16.99%	5.59%	14.47%

In order to more closely measure interest sensitivity, the Company uses earnings simulation models on a quarterly basis. These models utilize the Company’s financial data and various management assumptions as to balance sheet growth, interest rates, operating expense, and other non-interest income sources to forecast a base level of earnings over a one-year period. This base level of earnings is then shocked assuming a 200 basis points higher and lower level of interest rates over the forecasted period. The most recent earnings simulation model was run based on data as of September 30, 2007, and consistent with the Company’s belief from the static gap analysis that its balance sheet structure was liability sensitive at that time, the model projected that forecasted earnings over a one-year period would decrease by 9.3% if interest rates were to be 200 basis points higher than expected, and forecasted earnings to increase by 10.4% if interest rates were to be 200 basis points lower than expected. Management believes the modeled results are consistent with the short duration of its balance sheet and given the many variables that effect the actual timing of when assets and liabilities will reprice. The Company has set a limit on this measurement of interest sensitivity to a maximum decline in earnings of 20%. Since the earnings model uses numerous assumptions regarding the effect of changes in interest rates on the timing and extent of repricing characteristics, future cash flows and customer behavior, the model cannot precisely estimate net income and the effect on net income from sudden changes in interest rates. Actual results will differ from simulated results noted above due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

4.6	Guarantee Agreement dated as of December 19, 2002, between Virginia Commerce Bancorp, Inc. and The Bank of New York, as Guarantee Trustee (3)
4.7	Junior Subordinated Indenture, dated as of December 20, 2005 between Virginia Commerce

Exhibit No.	Description
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

(1)        Incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

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

Date: November 8, 2007	BY	/s/ Peter A. Converse
Peter A. Converse, Chief Executive Officer

Date: November 8, 2007	BY	/s/ William K. Beauchesne
William K. Beauchesne, Treasurer and Chief Financial Officer