Form 10-K
period 2007-12-31
VIRGINIA COMMERCE BANCORP INC
filed 2008-03-13
CIK 1099305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

Commission file number: 000-28635

Virginia Commerce Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1964895 (I.R.S. Employer Identification No.)

5350 Lee Highway, Arlington, Virginia (Address of principal executive offices)	22207 (Zip Code)

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
Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

The registrant’s Common Stock is traded on the Nasdaq Global Select Market under the symbol VCBI. The aggregate market value of the approximately 17,155,250 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on June 30, 2007 was approximately $290.1 million, based on the closing sales price of $16.91 per share on that date. For purposes of this calculation, the term “affiliate” refers to all directors, executive officers and 10% shareholders of the registrant.

As of the close of business on March 1, 2008, 24,118,323 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders, to be held on April 30, 2008, are incorporated by reference in part III hereof.

Form 10-K Cross Reference Sheet

The following shows the location in this Annual Report on Form 10-K or the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2008, of the information required to be disclosed by the United States Securities and Exchange Commission Form 10-K. References to pages only are to pages in this report.

PART I

Item 1.

Business. See “Business” at pages 56 through 65.

Item 1A.	Risk Factors. See “Risk Factors” at pages 21 through 24.

Item 1B.	Unresolved Staff Comments. None.

Item 2.

Properties. See “Properties” at page 65.

Item 3.

Legal Proceedings. From time to time the Company is a participant in various legal proceedings incidental to its business. In the opinion of management, the liabilities (if any) resulting from such legal proceedings will not have a material effect on the financial position of the Company.

Item 4.

Submission of Matters to a Vote of Security Holders. No matter was submitted to a vote of the security holders of the Company during the fourth quarter of 2007.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. See “Market Price of Stock and Dividends” at page 66.

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

Item 8.

Financial Statements and Supplementary Data. See Consolidated Financial Statements at pages 26 through 55.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.

Item 9A.	Controls and Procedures. See “Disclosure Controls and Procedures” at page 24 and “Management Report on Internal Control Over Financial Reporting” at page 25.

Item 9B.	Other Information. None

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

There have been no material changes in the procedures previously disclosed by which shareholders may recommend nominees to the Company’s Board of Directors

Item 11.

Executive Compensation. The information required by Item 11 is incorporated by reference from the material under the captions “Executive Officer Compensation and Certain Transactions” and “Election of Directors – Director Compensation” and “- Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. The information required by Item 12 is incorporated by reference from the material under the caption “Voting Securities and Principal Holders Thereof” in the Proxy Statement, and included under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” at page 66 hereof.

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

PART IV

Item 15.

Exhibits, Financial Statement Schedules. See “Financial Statements and Exhibits” at page 68.

FIVE YEAR FINANCIAL SUMMARY

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share amounts)
Selected Year-End Balances
Total assets	$2,339,697	$1,949,082	$1,518,425	$1,139,353	$881,694
Total stockholders’ equity	169,143	139,851	111,818	91,324	55,092
Total loans (net)	1,924,741	1,629,827	1,270,255	925,782	654,851
Total deposits	1,869,165	1,605,941	1,243,506	970,968	773,511

Summary Results of Operations
Interest income	$154,138	$125,292	$86,478	$57,998	$45,968
Interest expense	78,981	56,487	29,811	16,331	13,893
Net interest income	$75,157	$68,805	$56,667	$41,667	$32,075
Provision for loan losses	4,340	4,406	3,772	2,989	1,575
Net interest income after provision for loan losses	$70,817	$64,399	$52,895	$38,678	$30,500
Non-interest income	7,883	7,323	6,676	5,759	7,746
Non-interest expense	39,694	34,289	29,466	22,807	20,820
Income before taxes	$39,006	$37,433	$30,105	$21,630	$17,426
Income tax expense	13,219	12,925	10,438	7,401	5,880
Net income	$25,787	$24,508	$19,667	$14,229	$11,546

Per Share Data (1)
Net income, basic	$1.08	$1.04	$0.85	$0.65	$0.57
Net income, diluted	$1.04	$0.98	$0.79	$0.60	$0.52
Book value	$7.04	$5.90	$4.83	$4.01	$2.72
Average number of shares outstanding:
Basic	23,930,220	23,600,762	23,117,635	21,800,825	20,075,228
Diluted	24,890,186	24,954,322	24,732,085	23,644,779	21,946,177

Growth and Significant Ratios
% Change in net income	5.22%	24.61%	38.22%	23.24%	50.42%
% Change in assets	20.04%	28.36%	33.27%	29.22%	32.89%
% Change in loans (net)	18.09%	28.31%	37.21%	41.37%	26.69%
% Change in deposits	16.39%	29.15%	28.07%	25.53%	36.42%
% Change in equity	20.95%	25.07%	22.44%	65.77%	31.64%
Equity to asset ratio	7.23%	7.18%	7.36%	8.02%	6.25%
Return on average assets	1.21%	1.40%	1.45%	1.39%	1.47%
Return on average equity	16.75%	19.51%	19.44%	19.28%	23.71%
Average equity to average assets	7.22%	7.19%	7.47%	7.22%	6.21%
Efficiency ratio (2)	47.80%	45.04%	46.52%	48.01%	52.17%

(1)                      Adjusted for all years presented giving retroactive effect to a two-for-one split in the form of a 100% stock dividend in 2003, five-for-four stock splits in the form of 25% stock dividends in 2004 and 2005,  a three-for-two stock split in the form of a 50% stock dividend in 2006, and a 10% stock dividend in 2007.

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

General

The following presents management’s discussion and analysis of the consolidated financial condition and results of operations of Virginia Commerce Bancorp, Inc. and subsidiaries (the “Company”) as of the dates and for the periods indicated. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto, and other financial data appearing elsewhere in this report. The Company is the parent bank holding company for Virginia Commerce Bank (the “Bank”), a Virginia state-chartered bank that commenced operations in May 1988. The Bank pursues a traditional community banking strategy, offering a full range of business and consumer banking services through twenty-five branch offices, two residential mortgage offices and one investment services office.

Headquartered in Arlington, Virginia, Virginia Commerce serves the Northern Virginia suburbs of Washington, D.C., including Arlington, Fairfax, Fauquier, Loudoun, Prince William, Spotsylvania and Stafford Counties and the cities of Alexandria, Fairfax, Falls Church, Fredericksburg, Manassas and Manassas Park. Its service area also covers, to a lesser extent, Washington, D.C. and the nearby Maryland counties of Montgomery and Prince Georges. The Bank’s customer base includes small-to-medium sized businesses including firms that have contracts with the U.S. government, associations, retailers and industrial businesses, professionals and their firms, business executives, investors and consumers. Additionally, the Bank has strong market niches in commercial real estate and construction lending and operates its residential mortgage lending division as its only business segment. Over the past five years, the Company has experienced significant growth in total assets, loans, deposits and net income.

Critical Accounting Policies

During the year ended December 31, 2007, there were no changes in the Company’s critical accounting policies as reflected in the Company’s most recent annual or quarterly report.

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

Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. The estimates used in management’s assessment of the adequacy of the allowance for loan losses require that management make assumptions about matters that are uncertain at the time of estimation. Differences in these assumptions and differences between the estimated and actual losses could have a material effect.

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

Our allowance for loan losses has three basic components:  the specific allowance, the formula allowance and the unallocated allowance.  Each of these components is determined based upon estimates that can and do change when the actual events occur.  The specific allowance is used to individually allocate an allowance for impaired loans.  Impairment testing includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral.  These factors are combined to estimate the probability and severity of inherent losses based on the Company’s calculation of the loss embedded in the individual loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. The formula allowance is used to provide additional reserves within a loan category for impaired loans where a specific reserve was not allocated.  Impaired loans which meet the criteria for substandard, doubtful and loss are segregated from performing loans within the portfolio.  Internally classified loans are then grouped by loan type (commercial, commercial real estate, commercial construction, residential real estate, residential construction or installment). Each loan type is assigned an allowance factor based on management’s estimate of the associated risk, complexity and size of the individual loans within the particular loan category.  Classified loans are assigned a higher allowance factor than non-rated loans due to management’s concerns regarding collectibility or management’s knowledge of particular elements surrounding the borrower.  Allowance factors grow with the worsening of the internal risk rating. The unallocated formula is used to estimate the loss of non-classified loans. These un-criticized loans are also segregated by loan type and allowance factors are assigned by management based on delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of management, national and local economic trends, concentrations of credit, quality of the loan review system and the effect of external factors (i.e. competition and regulatory requirements). The factors assigned differ by loan type.  The unallocated allowance recognizes potential losses whose impact on the portfolio has yet to be recognized in either the formula or specific allowance. Allowance factors and the overall size of the allowance may change from period to period based on management’s assessment of the above described factors and the relative weights given to each factor.  For further information regarding the allowance for loan losses see Notes 1 and 4 to the Consolidated Financial Statements and the discussion under the caption “Asset Quality – Provision and Allowance for Loan Losses” at page 12.

The Company’s 1998 Stock Option Plan (the “Plan”), which is shareholder-approved, permits the grant of share options to its directors and officers for up to 2.4 million shares of common stock, as adjusted for the ten percent stock dividend paid on May 1, 2007.  Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant, generally vest based on 5 years of continuous service and have 10-year contractual terms. The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model that currently uses historical volatility of the Company’s stock based on a 7.5 year expected term, before exercise, for the options granted, and a risk-free interest rate based on the U.S. Treasury curve in effect at the time of the grant to estimate total stock-based compensation expense. This amount is then amortized on a straight-line basis over the requisite service period, currently 5 years, to salaries and benefits expense. For 2007, expected term was calculated using the simplified method identified in Staff Accounting Bulletin No. 107.  In 2008, changes in the expected outstanding term for all awards based on historical exercise behavior could affect the estimated value of future grants. See Notes 1 and 12 to the Consolidated Financial Statements for additional information regarding the Stock Option Plan and related expense.

Financial Performance Overview

For the year ended December 31, 2007, total assets increased $390.6 million, or 20.0%, from $1.95 billion at December 31, 2006, to $2.34 billion, with loans, net of the allowance for loan losses, increasing $294.9 million, or 18.1%, from $1.63 billion at December 31, 2006, to $1.92 billion at December 31, 2007. This growth in loans and total assets was funded by an increase in total deposits of $263.2 million, or 16.4%, from $1.61 billion at December 31, 2006, to $1.87 billion, a $73.6 million increase in repurchase agreements and federal funds purchased and $25 million in other borrowed funds. Net income for the year ended December 31, 2007, was up $1.3 million, or 5.2%, from $24.5 million in 2006, to $25.8 million with a $6.4 million increase in net interest income, the Company’s primary source of revenue.

In 2006, total assets increased $430.7 million, or 28.4%, from $1.52 billion at December 31, 2005, to $1.95 billion, with loans increasing $359.6 million, or 28.3%, from $1.27 billion at December 31, 2005, to $1.63 billion. As in 2007, the majority of the growth in loans and total assets was funded by increases in deposits, with total deposits rising $362.4 million, or 29.2%, from $1.24 billion at December 31, 2005, to $1.60 billion at the end of 2006. Additional funding was provided by a $37.1 million increase in repurchase agreements and federal funds purchased. Net income in 2006 was up $4.8 million, or 24.6%, from $19.7 million in 2005, to $24.5 million with growth in net-interest income again being the primary factor.

As noted, the Company achieved significant growth in loans in 2007. Loans are the Company’s major asset and as a result the major contributor to interest income. The majority of loan growth occurred in real estate mortgage loans, which rose $218.6 million, or 23.2%, from $940.3 million at December 31, 2006, to $1.16 billion at December 31, 2007. Commercial loans represented the second largest increase rising $48.2 million, or 25.3%, from $190.5 million at December 31, 2006, to $238.7 million, while construction loans increased $29.3 million, or 5.7%, from $515.0 million at the end of 2006, to $544.3 million. In 2006, real estate mortgage loans rose $161.5 million, real estate construction loans represented the second largest increase at $134.0 million, and commercial loans rose $68.3 million.

While loans are the Company’s major asset, deposits are the Company’s major source of funding and as a result the major contributor to interest expense. In 2007, deposits increased by $263.2 million, or 16.4%, with non-interest-bearing demand deposits increasing by $26.9 million, or 14.4%, to $213.8 million, savings and interest-bearing demand deposits increasing $57.7 million, or 12.6%, and time deposits growing $178.7 million, or 18.6%, from $959.5 million at December 31, 2006, to $1.14 billion. For the year ended December 31, 2006, deposit growth included a decline in non-interest-bearing demand deposits by $1.6 million, a $109.9 million increase in savings and interest-bearing demand deposits, and a $254.1 million increase in time deposits. In addition to the strong growth in deposits, repurchase agreements, the majority of which represent sweep funds of significant commercial demand deposit customers, and Federal funds purchased increased $73.6 million, or 49.5%, from $148.9 million at December 31, 2006, to $222.5 million at December 31, 2007, and increased $37.1 million, or 33.2%, in 2006.

The Company’s investment securities portfolio represents its second largest asset and contributor to interest income and is generally maintained as a primary source of liquidity. In 2007, the portfolio increased by $92.0 million, or 39.3%, from $234.2 million at December 31, 2006, to $326.2 million at December 31, 2007, with growth concentrated in U.S. Government Agency obligations and obligations of states and political subdivisions. In 2006 the portfolio increased $61.1 million, or 35.3%, from $173.1 million at December 31, 2005, to $234.2 million, with growth concentrated in U.S. Government Agency obligations.

For the year ended December 31, 2007, the Company achieved record earnings of $25.8 million, an increase of 5.2% compared to earnings of $24.5 million for the prior fiscal year as net interest income increased $6.4 million, or 9.2%, from $68.8 million in 2006, to $75.2 million in 2007, non-interest income increased $560 thousand, or 7.6%, from $7.3 million in 2006, to $7.9 million, while provisions for loan losses were down $66 thousand, and  non-interest expense rose 15.8%, from $34.3 million in 2006, to $39.7 million. As a result, the Company’s efficiency ratio, as defined, rose from 45.0% for the year ended December 31, 2006, to 47.8% in 2007. In 2006, earnings of $24.5 million increased $4.8 million, or 24.6%, compared to earnings of $19.7 million in 2005, with net interest income increasing $12.1 million, or 21.4%, non-interest income rising $647 thousand, or 9.7%, provisions for loan losses increasing $634 thousand, while non-interest expense rose $4.8 million, or 16.4%. For the year ended December 31, 2005, earnings of $19.7 million represented an increase of 38.2% compared to earnings of $14.2 million in 2004. On a diluted per share basis earnings were $1.04, $0.98, and $0.79 in 2007, 2006, and 2005, respectively, while the Company’s return on average assets was 1.21% for 2007, as compared to 1.40% in 2006 and 1.45% in 2005. Return on average equity was 16.75% in 2007, 19.51% in 2006, and 19.44% in 2005.

Stockholders’ equity increased by $29.2 million in 2007, or 20.9%, from $139.9 million at December 31, 2006, to $169.1 million, with earnings of $25.8 million, a $1.9 million increase in other comprehensive income related to the investment securities portfolio, $1.2 million in proceeds and tax benefits related to the exercise of stock options by Company directors and officers and the purchase of stock by Company employees under an Employee Stock Purchase Plan, and $427 thousand in stock option expense credits.  In 2006, stockholders’ equity increased $28.0 million, or 25.1%, from $111.8 million at December 31, 2005, to $139.8 million, with earnings of $24.5 million, an $853 thousand increase in other comprehensive income related to the investment securities portfolio, $2.4 million in proceeds and tax benefits related to the exercise of stock options by Company directors and officers and the purchase of stock by Company employees under an Employee Stock Purchase Plan, and $257 thousand in stock option expense credits. The total number of common shares outstanding increased in 2007 by 2,462,597, with 2,171,604 shares issued due to a ten percent stock dividend in May 2007, 288,976 shares issued as a result of the exercise of stock options by Company directors and officers and 2,017 shares issued to employees under the Company’s Employee Stock Purchase Plan.

Net Interest Income

Net interest income is the excess of interest earned on loans and investments over the interest paid on deposits and borrowings and is the Company’s primary revenue source. Net interest income is thereby affected by overall balance sheet growth, changes in interest rates and changes in the mix of investments, loans, deposits and borrowings. In 2007, net interest income increased $6.4 million, or 9.2%, from $68.8 million in 2006, to $75.2 million due to the significant growth in loans as the net interest margin fell from 4.07% in 2006, to 3.65%. In 2006, net interest income increased $12.1 million, or 21.4%, from $56.7 million in 2005, to $68.8 million due again to significant loan growth as the net interest margin fell from 4.30% in 2005, to 4.07%. In 2005, net interest income increased $15.0 million, or 36.0%, from $41.7 million in 2004, to $56.7 million.

On June 30, 2004, the Federal Open Market Committee (FOMC) began increasing the fed funds target rate from a historically low level of 1.00%, by 325 basis points to 4.25% by the end of 2005.  As a result, the Company’s yield on interest-earning assets increased from 5.89% in 2004 to 6.57% in 2005, while the cost of interest-bearing liabilities also increased from 2.03% in 2004 to 2.79% in 2005. The result was a decline in the interest rate spread; however, the overall net interest margin increased from 4.23% in 2004 to 4.30% in 2005, as the level of average earning assets to average interest-bearing liabilities rose from 122.6% in 2004 to 123.5% in 2005.

In 2006, the FOMC continued increasing the target rate another 100 basis points to 5.25%, and the Company’s yield on interest-earning assets rose from 6.57% in 2005 to 7.41% in 2006. However, as the yield curve eventually inverted with higher short-term than long-term rates, funds began shifting from lower rate to higher rate accounts, and as competition for deposits in the local market intensified, the cost of interest-bearing liabilities increased to a greater extent, from 2.79% in 2005 to 4.00% in 2006. As a result, the net interest margin fell from 4.30% in 2005 to 4.07% in 2006.

In 2007, as short term interest rates remained high for most of the year, and strong competition for deposits in the local market continued, the cost of interest-bearing liabilities rose from 4.00% in 2006 to 4.46%, while the yield on interest-earning assets rose by only five basis points from 7.41% in 2006 to 7.46%. While local deposit rates have come down recently, as the FOMC began easing in September 2007, and treasury rates have fallen significantly, competition does remain strong. This factor and expectations of further easing by the FOMC, which drives down the prime rate and immediately reprices twenty-eight percent of the Company’s loan portfolio, will continue to pressure the net interest margin lower, at least in the first half of 2008. Management anticipates the margin to range from 3.30% to 3.55% for the foreseeable future.  Tables 1, 2 and 3 provide further information with regard to yields, costs, the changes in net interest income and associated risk.

TABLE 1: AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

The following table shows the average balance sheets for each of the years ended December 31, 2007, 2006, and 2005. In addition, the amounts of interest earned on interest-earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, are shown.  Loans placed on a non-accrual status are included in the average balances. Net loan fees and late charges included in interest income on loans totaled $5.5 million, $5.4 million and $4.0 million for 2007, 2006, and 2005, respectively.

	2007			2006			2005
(Dollars in thousands)	Average Balance	Interest Income-Expense	Average Yields /Rates	Average Balance	Interest Income-Expense	Average Yields /Rates	Average Balance	Interest Income-Expense	Average Yields /Rates

Assets
Securities (1)	$280,852	$13,948	5.04%	$199,658	$8,746	4.42%	$168,733	$6,167	3.70%
Loans, net of unearned income	1,766,501	138,919	7.87%	1,470,264	115,405	7.85%	1,128,801	79,614	7.05%
Interest-bearing deposits in other banks	2,802	140	5.01%	1,055	55	5.21%	1,020	30	2.95%
Federal funds sold	22,372	1,131	4.98%	21,972	1,086	4.94%	19,599	667	3.40%
Total interest-earning assets	$2,072,527	$154,138	7.46%	$1,692,949	$125,292	7.41%	$1,318,153	$86,478	6.57%
Other assets	61,415			54,029			35,800
Total assets	$2,133,942			$1,746,978			$1,353,953

Liabilities & Stockholders’ Equity
Interest-bearing deposits
NOW accounts	$155,047	$2,499	1.61%	$174,853	$2,880	1.65%	$207,053	$3,422	1.65%
Money market accounts	224,524	8,806	3.92%	195,482	6,879	3.52%	110,623	1,988	1.80%
Savings accounts	120,061	5,148	4.29%	26,934	608	2.26%	20,497	112	0.55%
Time deposits	1,054,962	52,945	5.02%	843,661	37,785	4.48%	633,572	20,910	3.30%
Total interest-bearing deposits	$1,554,594	$69,398	4.46%	$1,240,930	$48,152	3.88%	$971,745	$26,432	2.72%
Securities sold under agreement to repurchase and federal funds purchased	165,499	6,259	3.78%	118,092	4,730	4.01%	63,342	1,710	2.70%
Other borrowed funds	6,986	225	3.18%	9,726	506	5.20%	13,759	423	3.07%
Trust preferred capital notes	42,614	3,099	7.17%	43,000	3,099	7.21%	18,822	1,246	6.62%
Total interest-bearing liabilities	$1,769,693	$78,981	4.46%	$1,411,748	$56,487	4.00%	$1,067,668	$29,811	2.79%
Demand deposits and other liabilities	210,262			209,642			185,134
Total liabilities	$1,979,955			$1,621,390			$1,252,802
Stockholders’ equity	153,987			125,588			101,151
Total liabilities and stockholders’ equity	$2,133,942			$1,746,978			$1,353,953
Interest rate spread			3.00%			3.41%			3.78%
Net interest income and margin		$75,157	3.65%		$68,805	4.07%		$56,667	4.30%

(1) Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders’ equity. Average yields on tax-exempt securities are stated on a tax equivalent basis, using a 35% rate for 2007, 2006 and 2005.

TABLE 2: RATE-VOLUME VARIANCE ANALYSIS

Interest income and expense are affected by changes in interest rates, by changes in the volumes of earning assets and interest-bearing liabilities, and by changes in the mix of these assets and liabilities.  The following analysis shows the year-to-year changes in the components of net interest income.

	2007 compared to 2006			2006 compared to 2005
	Increase/(Decrease) Due to		Total Increase/	Increase/(Decrease) Due to		Total Increase/
(Dollars in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest Income
Loans	$23,184	$330	$23,514	$26,802	$8,989	$35,791
Securities	3,953	1,249	5,202	1,368	1,211	2,579
Interest bearing deposits in other banks	87	(2)	85	2	23	25
Federal funds sold	35	10	45	131	288	419
Total interest income	$27,259	$1,587	$28,846	$28,303	$10,511	$38,814

Interest Expense
Interest-bearing deposits:
NOW accounts	$(319)	$(62)	$(381)	$(531)	$(11)	$(542)
Money market accounts	1,139	788	1,927	2,986	1,905	4,891
Savings accounts	3,993	547	4,540	145	351	496
Time deposits	10,605	4,555	15,160	9,404	7,471	16,875
Total interest-bearing deposits	$15,418	$5,828	$21,246	$12,004	$9,716	$21,720
Securities sold under agreement to repurchase and federal funds purchased	1,793	(264)	1,529	2,193	827	3,020
Other borrowed funds	(88)	(193)	(281)	(204)	287	83
Trust preferred capital notes	(28)	28	—	1,760	93	1,853
Total interest expense	$17,095	$5,399	$22,494	$15,753	$10,923	$26,676
Change in Net Interest Income	$10,164	$(3,812)	$6,352	$12,550	$(412)	$12,138

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

One of the tools used by the Company to assess interest sensitivity on a monthly basis is the static gap analysis that measures the cumulative differences between the amounts of assets and liabilities maturing or repricing within various time periods. It is the Company’s goal to limit the one-year cumulative difference, or gap, in an attempt to limit changes in future net interest income from changes in market interest rates. A static gap analysis is shown in Table 3 below, and reflects the earlier of the maturity or repricing dates for various assets, including prepayment and amortization estimates, and liabilities as of December 31, 2007. At that point in time, the Company had a cumulative net liability sensitive one-year gap position of $313.7 million, or a negative 13.8% of total interest-earning assets.

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

TABLE 3:  STATIC GAP ANALYSIS

	Interest Sensitivity Periods
At December 31, 2007	Within	91 to 365	Over 1 to 5	Over 5
(Dollars in thousands)	90 Days	Days	Years	Years	Total

Interest-earning Assets
Securities, at amortized cost	$57,243	$102,296	$107,163	$57,674	$324,376
Interest bearing deposits in other banks	—	1,140	—	—	1,140
Loans held-for-sale	4,339	—	—	—	4,339
Loans, net of unearned income	770,010	312,194	721,423	143,374	1,947,001
Total interest-earning assets	$831,592	$415,630	$828,586	$201,048	$2,276,856

Interest-bearing Liabilities
NOW accounts	$39,236	—	$117,710	—	$156,946
Money market accounts	98,148	—	98,148	—	196,296
Savings accounts	81,961	—	81,962	—	163,923
Time deposits	453,262	625,752	59,166	—	1,138,180
Securities sold under agreements to repurchase and federal funds purchased	222,534	—	—	—	222,534
Other borrowed funds	25,000	—	—	—	25,000
Trust preferred capital notes	—	15,000	25,000	—	40,000
Total interest-bearing liabilities	$920,141	$640,752	$381,986	$—	$1,942,879

Cumulative maturity / interest sensitivity gap	$(88,549)	$(313,671)	$132,929	$333,977	$333,977
As % of total interest-earning assets	(3.9)%	(13.8)%	5.8%	14.7%

In order to more closely measure interest sensitivity, the Company uses earnings simulation models on a quarterly basis. These models utilize the Company’s financial data and various management assumptions as to balance sheet growth, interest rates, operating expenses and other non-interest income sources to forecast a base level of earnings over a one-year period. This base level of earnings is then shocked assuming a 200 basis points higher and lower level of interest rates over the forecasted period.  The most recent earnings simulation model was run based on data as December 31, 2007, and consistent with the Company’s belief from its static gap analysis that its balance sheet structure was liability sensitive at that time, the model projected that forecasted earnings over a one-year period would decrease by 11.2% if interest rates were to be 200 basis points higher than expected, and forecasted earnings would increase by 8.6% if interest rates were to be 200 basis points lower than expected.

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

Non-Interest Income

The Company’s non-interest income sources include service charges and other fees on deposit accounts, fees and net gains from loans originated and sold through its mortgage lending division, commissions from non-deposit investment sales and increases in the cash surrender value of Bank owned life insurance policies. Non-interest income increased $560 thousand in 2007, or 7.6%, from $7.3 million in 2006 to $7.9 million, and increased $647 thousand, or 9.7%, from $6.7 million in 2005, to $7.3 million in 2006. In 2005, non-interest income increased $917 thousand, or 15.9%, from $5.8 million in 2004, to $6.7 million. Increases have occurred in all categories over the three year period with the exception of fees and net gains on mortgage loans held-for-sale which were up slightly in 2005, but down $248 thousand and $352 thousand in 2006 and 2007, respectively.

The Company’s mortgage lending division began operations in 1999 and reached a record level of $287.8 million in originations in 2003. In 2004, due to lower levels of refinancing activity, originations fell to $175.9 million, while in 2005, that number increased to $202.3 million; however; pricing became more competitive and as noted above, fees and net gains for 2005 were up slightly. In 2006, originations of mortgage loans for sale fell back to $174.9 million and in 2007 fell to $158.0 million as the Bank began to hold more of its originations in portfolio rather than selling them, due to a reduction in demand and available loan products in the secondary market. The Company continues to try to expand the level of loans originated for sale and the resulting fees and net gains thereon, with the hiring of additional commission based loan officers and expanding its base of correspondents to enhance product offerings. Adverse changes in the local real estate market, consumer confidence, and interest rates, as well as increased competition could adversely impact the level of loans originated for sale, and the resulting fees and earnings thereon.

Service charges and other fees, which include monthly deposit account maintenance charges, overdraft fees, ATM fees and charges, debit card income, safe deposit box rents, merchant discount fee income, and lock-box service fees, increased $162 thousand, or 5.0%, from $3.2 million in 2006, to $3.4 million in 2007. In 2006, service charges and other fees were up $673 thousand, or 26.4%, from $2.6 million to $3.2 million, while in 2005 they were up $804 thousand, or 46.0%. The increase in 2005 and 2006 included $284 thousand and $767 thousand, respectively, in higher overdraft fees associated with a new overdraft protection program implemented in September 2005 for the majority of the Bank’s retail checking account customers, while in 2005 fees from lock-box operations were up $348 thousand as a result of increased activity in one customer account related to donations for Hurricane Katrina, and were subsequently down $301 thousand in 2006. Management expects service charges and other fees to continue higher, however, the year-over-year increases may be closer to what was experienced in 2007.

In an effort to improve non-interest income sources, the Company added non-deposit investment services, through a third party arrangement, in 2002. This new service provided for $456 thousand in additional income in 2005, $621 thousand in 2006 and $770 thousand in 2007. Slight improvement is expected in 2008.

Other non-interest income increased $350 thousand in 2007 to $768 thousand, increased $57 thousand in 2006, and was mostly unchanged in 2005. The majority of this income source is related to the purchase of $6 million in Bank owned life insurance policies in May 2003 and another $6.2 million in November 2006, which provided for most of the $350 thousand increase in 2007. These polices, which are recorded on the Company’s balance sheets under other assets, accounted for $608 thousand of the $768 thousand in other income in 2007, and $309 thousand of the $418 thousand in other income in 2006. The Company does not anticipate additional purchases of this insurance in 2008. Income from Bank owned life insurance is non-taxable.

In 2007, non-interest income results also include a gain on the sale of OREO of $638 thousand, and a loss of $387 thousand on the sale of securities related to a partial restructuring of the securities portfolio, both in the third quarter.

Non-Interest Expense

Non-interest expense increased $5.4 million, or 15.8%, from $34.3 million in 2006, to $39.7 million in 2007, increased $4.8 million, or 16.4%, from $29.5 million in 2005 to $34.3 million in 2006, and increased $6.7 million, or 29.2%, from $22.8 million in 2004 to $29.5 million in 2005. Salaries and benefits accounted for $2.6 million, or 48.6%, of the total increase in non-interest expense in 2007, $2.6 million, or 53.7%, in 2006, and $3.8 million, or 57.7% in 2005. Commissions and incentive compensation associated with the significant increases in total loans and the hiring of additional loan officers, together with increased compensation and benefits expense associated with additional employees added due to overall growth and branch expansion were the reasons for the increases. The Company anticipates that salaries and benefits expense will continue to be the largest single factor in increased non-interest expenses in future periods due to branch expansion and overall growth. In addition, the Company expensed $257 thousand in 2006, and $427 thousand in 2007 for incentive stock options granted in 2006 and 2007, and that amount is expected to grow as grants continue in future years.

Occupancy expenses, which include rents, depreciation, maintenance on buildings, leaseholds and equipment, increased $1.6 million, or 29.1%, from $5.4 million in 2006, to $7.0 million in 2007, and increased $969 thousand, or 21.6%, in 2006. In 2005, occupancy expense was up $1.2 million, or 38.2%. These year-over-year increases were due to the opening of eleven new branch locations between August 2004 and November 2007 and expanded office facilities for lending units and other back office support departments. Occupancy expense is expected to increase again in 2008 with three new branch locations to be opened in the first half of the year.

Data processing expense decreased by $14 thousand in 2007, increased by $401 thousand, or 25.8%, in 2006, and increased $239 thousand, or 18.2%, in 2005. These increases in 2005 and 2006 are consistent with overall growth in the total number of loan and deposit accounts processed, while the decline in expense in 2007 was due to the signing of a new contract, with the same processor, that resulted in substantially lower per item costs.

Other operating expenses, which include advertising and public relations expenses, bank franchise taxes, legal and professional fees, insurance, telecommunications, supplies and postage, increased by $1.2 million, or 17.4%, from $7.0 million in 2006, to $8.2 million in 2007, and increased $863 thousand, or 14.1%, from $6.1 million in 2005, to $7.0 million in 2006. In 2005, other operating expenses increased $1.3 million, or 28.0%. The increases over the years are generally due to branch expansion and overall growth, with year-over-year increases in advertising, public relations and bank franchise tax expenses, while in the second quarter of 2007 the Bank, along with all other depository institutions insured by the FDIC, began to pay deposit insurance premiums for the first time since the mid 1990’s. The Company expects other operating expenses will continue to increase in future periods due to overall growth and as it continues expanding its branch network.

Income Taxes

The Company’s income tax provisions are adjusted for non-deductible expenses and non-taxable interest after applying the U.S. federal income tax rate of 35%. The provision for income taxes totaled $13.2 million, $12.9 million and $10.4 million, for the years ended December 31, 2007, 2006 and 2005, respectively. The effects of non-deductible expenses and non-taxable interest on the Company’s income tax provisions are minimal. For further information regarding the provisions for income taxes see Note 8 to the Consolidated Financial Statements.

Asset Quality - Provision and Allowance For Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio.  In 2007, net charge-offs totaled $181 thousand compared to $126 thousand and $353 thousand in 2006 and 2005, respectively.  The provision for loan loss expense in 2007 was $4.3 million compared to $4.4 million in 2006, and $3.8 million in 2005. As a result, the total allowance for loan losses increased $4.2 million, or 23.0%, from $18.1 million at December 31, 2006, to $22.3 million at December 31, 2007, increased $4.3 million, or 31.0%, in 2006, and increased 32.9% in 2005. These increases in the total allowance for loan losses over the past three years are consistent with an 18.1% increase in loans in 2007, 28.3% in 2006, and 37.2% in 2005, as well as increases in the level of non-performing and past due loans from $1.2 million at December 31, 2004, to $2.0 million at December 31, 2005, to $3.9 million at December 31, 2006, and to $4.4 million at December 31, 2007.

The allowance has also increased as a percent of total loans from 1.07% at December 31, 2005, to 1.10% as of December 31, 2006, and to 1.14% as of December 31, 2007, due to increases in other identified potential problem loans, which are classified as impaired loans, and although well-secured and currently performing, but requiring higher reserve levels, rose from $4.6 million at December 31, 2005, to $11.6 million at December 31, 2006, and to $15.4 million at December 31, 2007.   See “Risk Elements and Non-Performing Assets” later in this discussion for more information on non-performing loans and past due loans and other impaired loans.

Management feels that the allowance for loan losses is adequate at December 31, 2007. However, there can be no assurance that additional provisions for loan losses will not be required in the future, including as a result of possible changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, on a national basis or in the Company’s market area, or changes in the circumstances of particular borrowers.

The Company generates a quarterly analysis of the allowance for loan losses, with the objective of quantifying portfolio risk into a dollar figure of inherent losses, thereby translating the subjective risk value into an objective number. Emphasis is placed on semi-annual independent external loan reviews and monthly internal reviews.  The determination of the allowance for loan losses is based on applying and summing the results of eight qualitative factors and one quantitative factor to each category of loans along with any specific or additional allowance for impaired loans within the particular category. Each factor is assigned a percentage weight and that total weight is applied to each loan category. The resulting sum from each loan category is then combined to arrive at a total allowance for all categories. Factors are different for each loan category. Qualitative factors include: levels and trends in delinquencies and non-accruals, trends in volumes and terms of loans, effects of any changes in lending policies, the experience, ability and depth of management, national and local economic trends and conditions, concentrations of credit, quality of the Company’s loan review system, and regulatory requirements. The total allowance required thus changes as the percentage weight assigned to each factor is increased or decreased due to its particular circumstance, as the various types and categories of loans change as a percentage of total loans and as specific and additional allowances are required due to an increase in impaired loans. For further information regarding the allowance for loan losses see Notes 1 and 4 to the Consolidated Financial Statements.

TABLE 4: PROVISION AND ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)	2007	2006	2005	2004	2003

Allowance, beginning of period	$18,101	$13,821	$10,402	$7,457	$5,924

Charge-Offs
Real estate loans	$—	$—	$—	$—	$—
Commercial loans	—	112	341	—	30
Consumer loans	212	77	21	62	26
Total charge-offs	$212	$189	$362	$62	$56

Recoveries
Real estate loans	$—	$—	$—	$—	$—
Commercial loans	—	—	—	12	2
Consumer loans	31	63	9	6	12
Total recoveries	$31	$63	$9	$18	$14
Net charge-offs	$181	$126	$353	$44	$42

Provision for loan losses	4,340	4,406	3,772	2,989	1,575
Allowance, end of period	$22,260	$18,101	$13,821	$10,402	$7,457
Ratio of net charges-offs to average total loans outstanding during period	0.01%	0.01%	0.03%	0.01%	0.01%

TABLE 5: ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses includes specific and additional allowances for impaired loans and a general allowance applicable to all loan categories; however, management has allocated the allowance to provide an indication of the relative risk characteristics of the loan portfolio. The allocation is an estimate and should not be interpreted as an indication that charge-offs will occur in these amounts, or that the allocation indicates future trends.  The allocation of the allowance at December 31 for the years indicated and the ratio of related outstanding loan balances to total loans are as follows:

(Dollars in thousands)	2007	2006	2005	2004	2003

Allocation of allowance for loan losses:
Real estate – mortgage	$9,226	$8,654	$7,298	$5,584	$4,188
Real estate – construction	6,612	4,939	3,599	2,328	1,789
Commercial	6,304	4,449	2,865	2,422	1,434
Consumer	118	59	59	68	46
Balance, December 31,	$22,260	$18,101	$13,821	$10,402	$7,457

Ratio of loans to total year-end loans:
Real estate – mortgage	59%	57%	60%	65%	67%
Real estate – construction	28%	31%	30%	25%	23%
Commercial	12%	11%	9%	9%	9%
Consumer	1%	1%	1%	1%	1%
	100%	100%	100%	100%	100%

See Notes 1 and 4 to the Consolidated Financial Statements for additional information regarding the provision and allowance for loan losses.

Risk Elements and Non-Performing Assets

Non-performing assets consist of non-accrual loans, restructured loans, and other real estate owned (foreclosed properties). The total non-performing assets and loans that are 90 days or more past due and still accruing interest increased by $485 thousand, or 12.4%, from $3.9 million at year-end 2006 to $4.4 million at year-end 2007, and increased by $1.9 million, or 95.9%, from $2.0 million at year-end 2005. As a result, the level of non-performing assets and past due loans to total assets increased from .13% at December 31, 2005, to .20% at December 31, 2006, and was down slightly to .19% at December 31, 2007.

The Company expects its ratio of non-performing assets and past due loans to total assets to remain low relative to its peers, however, the ratio could increase due to an aggregate of $15.4 million in other impaired loans as of December 31, 2007, for which management has identified risk factors that may result in them not being repaid in accordance with their terms although the loans are generally well-secured and are currently performing. At December 31, 2006, other impaired loans were $11.6 million and they were $4.6 million at December 31, 2005.  The $15.4 million as of December 31, 2007, represents eight different borrowing relationships with two relationships representing a significant portion of the total. See Notes 1 and 4 to the Consolidated Financial Statements for additional information regarding the Company’s non-performing assets.

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

Foreclosed real properties include properties that have been substantively repossessed or acquired in complete or partial satisfaction of debt.  Such properties, which are held for resale, are carried at the lower of cost or fair value, including a reduction for the estimated selling expenses, or principal balance of the related loan. In July 2007, the Company foreclosed on a $1.8 million non-performing loan and subsequently sold the collateral property in September 2007 for a pre-tax gain of $638 thousand. As of December 31, 2007, the Company held no foreclosed real properties.

TABLE 6: NON-PERFORMING ASSETS

	December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
Non-accrual loans	$3,826	$3,920	$1,994	$1,210	$462
Restructured loans	—	—	—	—	875
Total non-performing assets	$3,826	$3,920	$1,994	$1,210	$1,337
Loans past due 90 days and still accruing	579	—	7	—	84
Total non-performing assets and past due loans	$4,405	$3,920	$2,001	$1,210	$1,421
Allowance for loan losses to total loans	1.14%	1.10%	1.07%	1.11%	1.13%
Allowance for loan losses to non-performing loans	505.33%	461.76%	693.1%	859.7%	557.7%
Non-performing assets and past due loans to total loans	0.23%	0.24%	0.15%	0.13%	0.21%
Non-performing assets and past due loans to total assets	0.19%	0.20%	0.13%	0.11%	0.16%

Loan Portfolio

The Bank’s lending activities are its principal source of income. Real estate loans, including residential permanents and construction, and commercial permanents, represent the major portion of the Bank’s loan portfolio. Loans, net of unearned income and the allowance for loan losses, increased $294.9 million, or 18.1%, from $1.63 billion at December 31, 2006, to $1.92 billion at December 31, 2007, and increased $359.6 million, or 28.3%, from $1.27 billion at December 31, 2005, to $1.63 billion at year-end 2006. The increase in loans in 2007 included an increase in real estate mortgage loans of $218.6 million, or 23.2%, an increase in commercial loans of $48.2 million, or 25.3%, and an increase in real estate construction loans of $29.3 million, or 5.7%. In 2006, real estate mortgage loans increased $161.5 million, or 20.7%, while real estate construction loans represented the second largest increase rising $134.0 million, or 35.2%, and commercial loans increased $68.3 million, or 55.9%. The majority of the increase in real estate mortgage loans is concentrated in non-farm non-residential properties, which has been a primary focus of the Bank since its organization, while the increase in real estate construction loans in 2007 was attributable to commercial properties, and in 2006 it was split between commercial properties and commercial builders of single-family housing. At December 31, 2007, $302.4 million of total real estate construction loans were to these commercial builders of single-family housing, $23.6 million were to individuals on single-family properties and $218.3 million were related to commercial properties. At December 31, 2006, $347.5 million of real estate construction loans were to commercial builders of single-family housing, $18.3 million were to individuals on single-family properties and $149.2 million were related to commercial properties. The Bank expects that real estate construction loans will continue to grow, but more at a pace somewhere between what was experienced in 2006 and 2007, although there can be no assurance. The Bank has also increased its focus on commercial lending over the past two years with the hiring of several loan officers devoted to developing that lending area.

As noted above, the majority of the Bank’s loan portfolio consists of construction and commercial real estate loans.  At December 31, 2007, the Bank had $302.4 million of construction loans to commercial builders of single family housing in the Northern Virginia market, representing 15.5% of total loans, and down from 21.0% at December 31, 2006. These loans are made to a number of unrelated entities and generally have a term of twelve to eighteen months.  Adverse developments in the Northern Virginia real estate market or economy could have an adverse impact on this portfolio of loans and the Company’s income and financial position.  In addition, the Bank had $835.5 million, or 42.8% of the loan portfolio at December 31, 2007, secured by non-farm non-residential properties. These loans represent obligations of a diversified pool of borrowers across numerous businesses and industries in the Northern Virginia market and include some loans that, although secured by commercial real estate, are commercial purpose loans made based on the financial condition of the underlying business. At December 31, 2007, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio.  An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Bank seeks to manage its concentrations of loans through the establishment of limits on the level of its various loan types to total loans and to total capital. For further information regarding concentrations of loans see Note 17 to the Consolidated Financial Statements.

Under recent guidance by the federal banking regulators, banks which have concentrations in construction, land development or commercial real estate loans would be expected to maintain higher levels of risk management and, potentially, higher levels of capital. It is possible that we may be required to maintain higher levels of capital than we would otherwise be expected to maintain as a result of our levels of construction, development and commercial real estate loans, which may require us to obtain additional capital.  Excluded from the scope of this guidance are loans secured by non-farm nonresidential properties where the primary source of repayment is the cash flow from the ongoing operations and activities conducted by the party, or affiliate of the party, who owns the property

Tables 7 and 8 present information pertaining to the composition of the loan portfolio including unearned income, the allowance for loan losses, and the maturity and repricing characteristics of selected loans.

TABLE 7: SUMMARY OF TOTAL LOANS

	December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
Real estate - mortgage	$1,158,820	$940,270	$778,788	$605,420	$444,411
Real estate - construction	544,290	515,040	380,997	240,469	153,400
Commercial	238,670	190,527	122,243	88,725	61,178
Consumer	8,714	6,997	7,386	5,879	6,061
Farmland	1,468	—	—	—	—
Total loans	$1,951,962	$1,652,834	$1,289,414	$940,493	$665,050
Less unearned income	4,961	4,906	5,338	4,309	2,742
Less allowance for loan losses	22,260	18,101	13,821	10,402	7,457
Loans, net	$1,924,741	$1,629,827	$1,270,255	$925,782	$654,851

TABLE 8: MATURITY/REPRICING SCHEDULE OF TOTAL LOANS

At December 31, 2007 (Dollars in thousands)	Real estate-mortgage	Real estate-construction	Commercial	Consumer	Farmland	Total

Variable:
Within 1 year	$175,150	$338,364	$114,114	$3,609	$1,468	$632,705
1-to-5 years	371,303	21,352	5,532	—	—	398,187
After 5 years	58,295	3,875	—	—	—	62,170
Total	$604,748	$363,591	$119,646	$3,609	$1,468	$1,093,062

Fixed Rate:
Within 1 year	$50,720	$77,332	$25,384	$850	—	$154,286
1-to-5 years	142,959	70,766	46,287	3,838	—	263,851
After 5 years	360,393	32,601	47,353	416	—	440,763
Total	$554,072	$180,699	$119,024	$5,105	$—	$858,900
Total Loans	$1,158,820	$544,290	$238,670	$8,714	$1,468	$1,951,962

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

Total securities increased $92.0 million, or 39.3%, from $234.2 million at December 31, 2006, to $326.2 million at December 31, 2007, and increased $61.1 million, or 35.3%, from $173.1 million at December 31, 2005, to $234.2 million at December 31, 2006. Securities of U.S. Government Agencies represent the majority of the portfolio, with $115.1 million in mortgage-backed securities at December 31, 2007, versus $40.7 million at December 31, 2006.  Table 9 provides information regarding the composition of the securities portfolio and Table 10 details the maturities and weighted average yields (on a tax equivalent basis) at the dates indicated. See Note 2 to the Consolidated Financial Statements for additional information regarding the securities portfolio.

At December 31, 2007, there were no single issuers, other than issuers who are U.S. Government Agencies, whose securities owned by the Company had an aggregate book value of more than 10% of total stockholder’s equity of the Company.

TABLE 9: SECURITIES PORTFOLIO

	December 31,
	2007		2006		2005
(Dollars in thousands)	Book Value	Percent of total	Book Value	Percent of total	Book Value	Percent of total
Available-for-sale:
U.S. Government Agency obligations	$242,965	74.47%	$174,074	74.33%	$116,624	67.39%
Obligations of states/political subdivisions	23,001	7.05%	3,659	1.56%	1,352	0.78%
Domestic corporate debt obligations	8,544	2.62%	6,055	2.59%	6,043	3.49%
Federal Reserve Bank stock	1,442	0.44%	1,442	0.62%	1,442	0.83%
Federal Home Loan Bank stock	4,631	1.42%	3,034	1.30%	2,277	1.32%
Community Bankers’ Bank stock	55	0.02%	55	0.02%	55	0.03%
	$280,638	86.02%	$188,319	80.41%	$127,793	73.84%

	December 31,
	2007		2006		2005
(Dollars in thousands)	Book Value	Percent of total	Book Value	Percent of total	Book Value	Percent of total

Held-to-maturity:
U.S. Government Agency obligations	$33,725	10.34%	$35,520	15.17%	$35,798	20.69%
Obligations of states/political subdivisions	11,874	3.64%	10,364	4.43%	8,963	5.18%
Domestic corporate debt obligations	—	0.00%	—	0.00%	499	0.29%
	$45,599	13.98%	$45,884	19.59%	$45,260	26.16%
	$326,237	100.00%	$234,203	100.00%	$173,053	100.00%

TABLE 10: MATURITY OF SECURITIES

	2007		2006		2005
At December 31, (Dollars in thousands)	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
Maturing within one year	$8,269	5.02%	$36,246	3.49%	$25,708	2.58%
Maturing after one through five years	165,110	5.26%	132,512	4.75%	92,673	3.78%
Maturing after five through ten years	49,555	5.19%	40,328	4.95%	34,741	4.73%
Maturing after ten years	103,303	5.67%	25,117	5.62%	19,931	5.30%
	$326,237	5.37%	$234,203	4.67%	$173,053	3.97%

Deposits

The Company’s principal source of funds is deposit accounts comprised of demand deposits, savings and money market accounts, and time deposits. The majority of the Bank’s deposits are attracted from individuals and businesses in the Northern Virginia and the metropolitan Washington D.C. area, and the interest rates the Bank pays are generally near the top of the local market.

Total deposits increased $263.2 million, or 16.4%, from $1.61 billion at December 31, 2006, to $1.87 billion at December 31, 2007, and increased $362.4 million, or 29.1%, from $1.24 billion at December 31, 2005, to $1.61 billion at December 31, 2006. In 2007, growth by deposit category included a 14.4% increase in demand deposits, a 12.6% increase in savings accounts and interest-bearing demand deposits and an 18.6% increase in time deposits. In 2006, growth included a 0.9% decrease in demand deposits, a 31.4% increase in savings accounts and interest-bearing demand deposits and a 36.3% increase in time deposits. The Company attributes its growth in deposits to a strong and affluent local economy, the payment of interest rates at or near the highest in its market, and a strong emphasis on customer service.

In early 2004, due to historically low interest rates, many depositors held funds in lower rate savings and interest-bearing demand deposits. As interest rates started to climb in the second half of 2004, large sums started transferring out into higher rate accounts including time deposits, and this trend continued into 2005 and 2006. The growth in time deposits in 2006 was also supported by special advertised rates for maturities ranging from six to thirteen months, while the growth in savings and money market accounts were the result of new product offerings that were also supported by special advertised rates, as strong regional competition for deposits necessitated “paying up” for deposit growth to help fund strong loan demand. In 2007, percentage growth by category was more balanced. Strong local competition, high short-term interest rates, and as noted, the shift of funds from lower rate interest-bearing checking accounts, resulted in the average rate paid on interest-bearing deposits increasing 69 basis points in 2005, from 2.03% in 2004, to 2.72%, rising 116 basis points from 2.72% for the year ended December 31, 2005, to 3.88% in 2006, and increasing another 58 basis points in 2007 to average 4.46%.  Due to lower interest rates in later part of 2007 and a continuing downward trend in early 2008, management expects the average rate paid on interest-bearing deposits will be lower in 2008, although there can be no assurance.

Table 11 details maturities of time deposits with balances of $100,000 or more, which represent 50.3% of total time deposits as of December 31, 2007, compared to 51.1% at December 31, 2006. Total time deposits represent 60.9% of total deposits as of December 31, 2007, compared to 59.7% at December 31, 2006. See Note 6 to the

Consolidated Financial Statements and Tables 1 and 3 to this Management’s Discussion and Analysis for additional information regarding the maturities of time deposits and average rates paid on all interest-bearing deposits.

TABLE 11: MATURITIES OF TIME DEPOSITS WITH BALANCES OF $100,000 OR MORE

	December 31,
(Dollars in thousands)	2007	2006	2005
3 months or less	$209,165	$151,876	$61,115
3-6 months	243,880	127,637	41,648
6-12 months	99,465	182,081	165,738
Over 12 months	19,975	29,123	69,679
Total	$572,485	$490,717	$338,180

Short-Term Borrowings

Short-term borrowings consist of securities sold under agreements to repurchase, of which, as of December 31, 2007, $125 million are secured transactions with customers that mature the business day following the date sold, and the other $75 million are secured transactions with other banks.  The secured transactions with customers are provided to significant commercial demand deposit customers and are considered a core funding source of the Bank. Short-term borrowings also include Federal funds purchased, which are unsecured overnight borrowings from other banks and are generally used to accommodate short-term liquidity needs.  Table 12 provides information on the balances and interest rates on short-term borrowings for the years ended December 31, 2007, 2006 and 2005 (dollars in thousands):

TABLE 12: SHORT-TERM BORROWINGS

At December 31,	2007	2006	2005
Securities sold under agreement to repurchase	$200,534	$108,370	$84,791
Federal funds purchased	22,000	40,501	27,003
Total	$222,534	$148,871	$111,794
Weighted interest rate at year end	3.36%	4.29%	3.71%

Averages for the year ended December 31,
Outstanding	$165,499	$118,092	$63,342
Interest rate	3.78%	4.01%	2.70%

Maximum month-end outstanding	$222,534	$148,871	$111,794

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

The Company measures total liquidity through cash and cash equivalents, securities available-for-sale, mortgage loans held-for-sale, other loans and investment securities maturing within one year, less securities pledged as collateral for repurchase agreements, public deposits and other purposes, and less any outstanding federal funds purchased.  These liquidity sources increased $33.2 million, or 6.1%, from $544.3 million at December 31, 2006, to $577.5 million at December 31, 2007, and increased $138.4 million, or 34.1%, from $405.9 million at December 31, 2005, to $544.3 million at December 31, 2006. The increases in both years were generally due to higher levels of loans maturing within one-year. Additional sources of liquidity available to the Bank include the capacity to borrow funds through established short-term lines of credit with various correspondent banks and the Federal Home Loan

Bank of Atlanta. See Note 14 to the Consolidated Financial Statements for further information regarding these additional liquidity sources.

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

Both the Company’s and the Bank’s capital levels continue to meet regulatory requirements.  The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios.  Tier 1 capital consists of common and qualifying preferred stockholders’ equity, less goodwill, and for the Company includes certain minority interests relating to bank subsidiary issued shares, and a limited amount of restricted core capital elements.  Restricted core capital elements include qualifying cumulative preferred stock interests, certain minority interests in subsidiaries and qualifying trust preferred securities.  Total risk-based capital consists of Tier 1 capital, qualifying subordinated debt, and a portion of the allowance for loan losses, and for the Company, a limited amount of excess restricted core capital elements.  Risk-based capital ratios are calculated with reference to risk-weighted assets.  The leverage ratio compares Tier 1 capital to total average assets.  The Bank’s Tier 1 risk-based capital ratio was 7.77% at December 31, 2007, compared to 7.83% at December 31, 2006, and its total risk-based capital ratio was 10.73% at December 31, 2007, compared to 11.34% at December 31, 2006. These ratios are in excess of the mandated minimum requirement of 4.00% and 8.00%, respectively. The Bank’s leverage ratio was 7.12% at December 31, 2007, compared to 7.18% at December 31, 2006. The Company’s Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage ratio was 9.90%, 10.96%, and 9.09%, respectively, at December 31, 2007, compared to 10.53%, 11.57%, and 9.61% at December 31, 2006. The declines in these capital ratios in 2007, was due to the significant level of growth in assets. Both the Company’s and Bank’s capital positions reflect proceeds of the issuance of $40 million in trust preferred securities and the contribution of an equivalent amount to the Bank as subordinated debt.

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

The Federal Reserve has revised the capital treatment of trust preferred securities. As a result, the capital treatment of trust preferred securities has been revised to provide that beginning in 2009, such securities can be counted as Tier 1 capital at the holding company level, together with other restricted core capital elements, up to 25% of total capital (net of goodwill), and any excess as Tier 2 capital up to 50% of Tier 1 capital.  At December 31, 2007, trust preferred securities represented 19.2% of the Company’s Tier 1 capital and 17.4% of its total risk-based capital. Should future trust preferred issuances to increase holding company capital levels not be available to the same extent as currently, the Company may be required to raise additional equity capital, through the sale of common stock or other means, sooner than it would otherwise do so. See Note 15 to the Consolidated Financial Statements for further information regarding trust preferred securities.

Contractual Obligations

The Company has entered into certain contractual obligations including long term debt, operating leases and obligations under service contracts. The following table summarizes the Company’s contractual cash obligations as of December 31, 2007.

TABLE 13: CONTRACTUAL OBLIGATIONS

	Payments Due-By Period
(Dollars in thousands)	Total	Within One Year	Two To Three Years	Three To Five Years	After Five Years
Securities sold under agreements to repurchase and federal funds purchased	$222,534	$147,534	$—	$50,000	$25,000
Other borrowed funds	25,000	—	—	25,000	—
Trust preferred securities and related capital notes	40,000	15,000	—	25,000	—
Operating leases	44,880	3,536	7,725	6,920	26,699
Data processing services	4,430	4,430	—	—	—
Total contractual cash obligations	$336,844	$170,500	$7,725	$106,920	$51,699

The obligation for data processing services represents estimates of early termination charges.  Of the $40.0 million of trust preferred securities and related capital notes shown as due after 5 years, $15.0 million is subject to redemption, at par, at the Company’s option, on any semi-annual distribution payment date, the next one being June 30, 2008.  The table does not reflect deposit liabilities entered into in the ordinary course of the Company’s banking business.  At December 31, 2007, the Company had approximately $731.0 million of demand and savings deposits, exclusive of interest, which have no stated maturity or payment date.  The Company also had approximately $1.14 billion of time deposits, exclusive of interest, the maturity distribution of which is set forth in Note 6 to the Consolidated Financial Statements. For additional information about the Company’s deposit obligations, see “Net Interest Income” and “Deposits” above.  The trust preferred securities exclude $1.2 million of capital notes held by the trusts that relate to the common securities of the issuing trusts, all of which are owned by the Company.  See Note 15 to the Consolidated Financial Statements for additional information regarding the trust preferred capital notes.

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

Over the last five years our asset level has increased rapidly, including a 20.0% increase in 2007. Our diluted earnings per share have grown at a compound annual rate of 23.0% from 2003 to 2007. We may not be able to sustain our historical rate of growth, or grow at all. Various factors, such as economic conditions, regulatory considerations and competition, may impede our rate of growth and our branch expansion, or may make future growth or branching less profitable or more expensive. If we experience a significant decrease in our rate of growth as compared to our historic rate of growth, our income, or our rate of income growth, may decline, and we may not be able to maintain or reduce our expense levels and efficiency ratio, which will adversely affect our results of operations and financial condition.

Our concentrations of loans could result in higher than normal risk of loan defaults and losses.

We have a substantial amount of loans secured by real estate in the Northern Virginia/Washington, D.C. metropolitan area, and substantially all of our loans are to borrowers in that area.  We also have a significant amount of real estate construction loans and land related loans for residential and commercial developments. At December 31, 2007, 87.3% of our total loans were secured by real estate, primarily commercial real estate. Of these loans, $544 million, or 27.9% of total loans, were construction and land loans.  An additional 12.2% of total loans were commercial and industrial loans which are not secured by real estate. These loans have a higher risk of default than other types of loans, such as single family residential mortgage loans. In addition, the repayments of these loans, often depends on the successful operation of a business or the sale or development of the underlying property, and as a result are more likely to be adversely affected by adverse conditions in the real estate market or the economy in general. These concentrations expose us to the risk that adverse developments in the real estate market, or in the general economic conditions in the Northern Virginia/Washington, D.C. metropolitan area, could increase the levels of non-performing loans and charge-offs, and reduce loan demand. In that event, we would likely experience lower earnings or losses. Additionally, if, for any reason, economic conditions in the area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area’s economy, our ability to develop our business relationships may be diminished, the quality and collectibility of our loans may be adversely affected, the value of collateral may decline and loan demand may be reduced.  Additionally, under guidance from the banking agencies, we may be required to maintain higher levels of capital than we would otherwise be expected to maintain, and to employ greater risk management efforts, as a result of our real estate concentrations.

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

Lack of seasoning of our loan portfolio could increase the risk of credit defaults in the future.

Due to the rapid growth of the Bank, a large portion of the loans in our loan portfolio and of our lending relationships is of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because a large portion of our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

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

We intend to seek further growth in the level of our assets and deposits and the number of our branches. Our plans for 2008 include the opening of at least three new branches, both within our existing footprint and to expand our footprint in Northern Virginia.  We cannot be certain as to our ability to manage increased levels of assets and liabilities, and an expanded branch system, without increased expenses and higher levels of non-performing assets.  We may be required to make additional investments in equipment and personnel to manage higher asset levels and loan balances and a larger branch network, which may adversely impact earnings, shareholder returns and our efficiency ratio.  Increases in operating expenses or non-performing assets may have an adverse impact on the value of our common stock.

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

Although our common stock is listed on the Nasdaq Global Select Market, and a number of brokers offer to make a market in the common stock on a regular basis, trading volume to date has been relatively light, averaging approximately 104,848 shares per day over the year ended December 31, 2007. There can be no assurance that an active and liquid market for the common stock can be maintained.  Accordingly, shareholders may find it difficult to sell a significant number of shares at the prevailing market price.

The number of shares owned by our directors and executive officers could make it more difficult to obtain approval for some matters submitted to shareholder vote, including mergers and acquisitions.

Our directors and executive officers and their affiliates own approximately 28.2% of the outstanding common stock. By voting against a proposal submitted to shareholders, the directors and officers, as a group, may be able to make approval more difficult for proposals requiring the vote of shareholders, such as some mergers, share exchanges, asset sales, and amendments to the Articles of Incorporation.  The results of the vote may be contrary to the desires or interests of the public shareholders.

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

Additionally, changes in applicable law, if enacted, including those that would permit banks to pay interest on checking and demand deposit accounts established by businesses, could have a significant negative effect on net interest income, net income, net interest margin, return on assets and return on equity. At December 31, 2007, 11.4% of our deposits were non-interest bearing demand deposits.

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

DISCLOSURE CONTROLS AND PROCEDURES

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

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2007. This assessment was conducted based on the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission “Internal Control - Integrated Framework”. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007. Management’s assessment concluded that there were no material weaknesses within the Company’s internal control structure.

The 2007 consolidated financial statements have been audited by the independent accounting firm of Yount, Hyde & Barbour, P.C. (“YHB”). Personnel from YHB were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and Committees thereof.  Management believes that all representations made to the independent auditors were valid and appropriate. The resulting report from YHB accompanies the financial statements. Included in YHB’s report is the Firm’s opinion on the Company’s effectiveness of internal control over financial reporting.

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

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

/s/ Peter A. Converse	/s/ William K. Beauchesne
Chief Executive Officer	Chief Financial Officer

Yount, Hyde & Barbour, P.C.
Certified Public Accountants
and Consultants

To the Shareholders and Board of Directors

Virginia Commerce Bancorp, Inc.

Arlington, Virginia

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Virginia Commerce Bancorp, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2007, 2006 and 2005.  We also have audited Virginia Commerce Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Virginia Commerce Bancorp, Inc. and subsidiaries’ management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Virginia Commerce Bancorp, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended December 31, 2007, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, Virginia Commerce Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Winchester, Virginia

March 12, 2008

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share data)

	December 31,
	2007	2006

Assets
Cash and due from banks	$34,201	$34,989
Interest-bearing deposits with other banks	1,140	1,079
Securities (fair value: 2007, $326,314; 2006, $233,401)	326,237	234,203
Loans held-for-sale	4,339	7,796
Loans, net of allowance for loan losses of $22,260 in 2007 and $18,101 in 2006	1,924,741	1,629,827
Bank premises and equipment, net	12,705	9,273
Accrued interest receivable	11,451	9,315
Other assets	24,883	22,600
Total assets	$2,339,697	$1,949,082

Liabilities and Stockholders’ Equity

Deposits
Demand deposits	$213,820	$186,939
Savings and interest-bearing demand deposits	517,165	459,495
Time deposits	1,138,180	959,507
Total deposits	$1,869,165	$1,605,941
Securities sold under agreement to repurchase and federal funds purchased	222,534	148,871
Other borrowed funds	25,000	—
Trust preferred capital notes	41,244	44,344
Accrued interest payable	8,942	5,923
Other liabilities	3,669	4,152
Commitments and contingent liabilities	—	—
Total liabilities	$2,170,554	$1,809,231

Stockholders’ Equity
Preferred stock, $1.00 par, 1,000,000 shares authorized and unissued	$—	$—
Common stock, $1.00 par, 50,000,000 shares authorized, issued and outstanding 2007, 24,022,850; 2006, 21,560,253	24,023	21,560
Surplus	73,672	31,231
Retained earnings	70,239	87,744
Accumulated other comprehensive income (loss), net	1,209	(684)
Total stockholders’ equity	$169,143	$139,851
Total liabilities and stockholders’ equity	$2,339,697	$1,949,082

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share data)

	Year Ended December 31,
	2007	2006	2005

Interest and dividend income:
Interest and fees on loans	$138,919	$115,405	$79,614
Interest and dividends on investment securities:
Taxable	12,888	8,225	5,726
Tax-exempt	752	245	238
Dividends	308	276	203
Interest on deposits with other banks	140	55	30
Interest on federal funds sold	1,131	1,086	667
Total interest and dividend income	$154,138	$125,292	$86,478

Interest expense:
Deposits	$69,398	$48,152	$26,432
Securities sold under agreement to repurchase and federal funds purchased	6,259	4,730	1,710
Other borrowed funds	225	506	423
Trust preferred capital notes	3,099	3,099	1,246
Total interest expense	$78,981	$56,487	$29,811

Net interest income	$75,157	$68,805	$56,667
Provision for loan losses	4,340	4,406	3,772
Net interest income after provision for loan losses	$70,817	$64,399	$52,895

Non-interest income:
Service charges and other fees	$3,388	$3,226	$2,553
Non-deposit investment services commissions	770	621	456
Fees and net gains on loans held-for-sale	2,706	3,058	3,306
Gain on sale of OREO	638	—	—
Loss on sale of securities	(387)	—	—
Other	768	418	361
Total non-interest income	$7,883	$7,323	$6,676

Non-interest expense:
Salaries and employee benefits	$22,536	$19,911	$17,321
Occupancy expense	7,031	5,448	4,479
Data processing	1,940	1,954	1,553
Other operating expense	8,187	6,976	6,113
Total non-interest expense	$39,694	$34,289	$29,466
Income before taxes on income	$39,006	$37,433	$30,105
Provision for income taxes	13,219	12,925	10,438
Net income	$25,787	$24,508	$19,667
Earnings per common share, basic	$1.08	$1.04	$0.85
Earnings per common share, diluted	$1.04	$0.98	$0.79

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2004	$—	$11,046	$37,219	$43,578	$(519)		$91,324
Comprehensive Income:

Net Income 2005				19,667		$19,667	19,667
Other comprehensive loss, unrealized holding losses arising during the period (net of tax of $548)					(1,018)	(1,018)	(1,018)
Total comprehensive income						$18,649
Five-for-four stock split in form of a 25% stock dividend	—	2,797	(2,797)	—	—		—
Cash paid in lieu of fractional shares	—	—	—	(6)	—		(6)
Stock options exercised	—	195	1,272	—	—		1,467
Employee stock purchase plan	—	12	211	—	—		223
Stock option expense	—	—	161	—	—		161

Balance, December 31, 2005	$—	$14,050	$36,066	$63,239	$(1,537)		$111,818
Comprehensive Income:

Net Income 2006				24,508		$24,508	24,508
Other comprehensive income, unrealized holding gains arising during the period (net of tax of $459)					853	853	853
Total comprehensive income						$25,361
Three-for-two stock split in form of a 50% stock dividend	—	7,146	(7,146)	—	—		—
Cash paid in lieu of fractional shares	—	—	—	(3)	—		(3)
Stock options exercised	—	351	1,823	—	—		2,174
Employee stock purchase plan	—	13	231	—	—		244
Stock option expense	—	—	257	—	—		257

Balance, December 31, 2006	$—	$21,560	$31,231	$87,744	$(684)		$139,851
Comprehensive Income:

Net Income 2007				25,787		$25,787	25,787
Other comprehensive income, unrealized holding gains arising during the period (net of tax of $1,019)					1,893	1,893	1,893
Total comprehensive income						$27,680

10% stock dividend	—	2,172	41,108	(43,280)	—		—
Cash paid in lieu of fractional shares	—	—	—	(12)	—		(12)
Stock options exercised	—	289	876	—	—		1,165
Employee stock purchase plan	—	2	30	—	—		32
Stock option expense	—	—	427	—	—		427

Balance, December 31, 2007	$—	$24,023	$73,672	$70,239	$1,209		$169,143

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2007	2006	2005

Cash Flows from Operating Activities:
Interest received	$151,608	$122,132	$83,840
Other income received	7,246	7,324	6,676
Net change in loans held-for-sale	3,456	4,753	(2,886)
Interest paid	(75,962)	(53,567)	(28,363)
Cash paid to suppliers and employees	(37,784)	(39,195)	(29,165)
Income tax benefit of stock options/warrants exercised	(440)	(812)	(914)
Income taxes paid	(16,055)	(13,531)	(10,370)
Net cash provided by operating activities	$32,069	$27,104	$18,818

Cash Flows from Investing Activities:
Proceeds from maturities and principal payments on securities held-to-maturity	$4,765	$7,541	$9,519
Proceeds from maturities and principal payments on securities available-for-sale	51,794	32,456	24,152
Purchases of securities held-to-maturity	(4,441)	(8,100)	(12,151)
Purchases of securities available-for-sale	(175,844)	(91,341)	(32,715)
Sales of securities available-for-sale	35,000	—	—
Net increase in loans made to customers	(298,615)	(363,978)	(348,246)
Purchase of bank premises and equipment	(5,427)	(3,182)	(2,110)
Net cash used in investing activities	$(392,768)	$(426,604)	$(361,551)

Cash Flows from Financing Activities:
Net increase in demand, NOW, money market and savings accounts	$84,551	$108,314	$57,672
Net increase in time deposits	178,673	254,120	214,866
Net increase in securities sold under agreement to repurchase and federal funds purchased	73,663	37,077	58,587
Net increase in other borrowed funds	25,000	—	—
(Decrease) increase in trust preferred capital notes	(3,100)	—	25,774
Proceeds from exercise of stock options and warrants	1,197	2,418	1,690
Cash paid in lieu of fractional shares	(12)	(3)	(6)
Net cash provided by financing activities	$359,972	$401,926	$358,583
(Decrease) increase in cash and cash equivalents	$(727)	$2,426	$15,850

Cash and Cash Equivalents:
Beginning	36,068	33,642	17,792
Ending	$35,341	$36,068	$33,642

See Notes to Consolidated Financial Statements.

	Year Ended December 31,
	2007	2006	2005

Reconciliation of net income to net cash provided by operating activities:

Net income	$25,787	$24,508	$19,667
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,995	1,443	1,268
Provision for loan losses	4,340	4,406	3,772
Stock based compensation expense	427	257	161
Deferred tax benefit	(2,087)	(1,580)	(1,196)
Amortization of security premiums and accretion of discounts, net	(394)	(395)	(193)
Origination of loans held-for-sale	(158,026)	(174,856)	(202,344)
Sale of loans	160,246	176,551	197,187
Gain on sale of loans	1,236	3,058	2,271
Gain on the sale of OREO	(638)	—	—
Increase in other assets	(1,216)	(6,636)	(1,009)
(Decrease) increase in other liabilities	(483)	193	231
Increase in accrued interest receivable	(2,136)	(2,765)	(2,445)
Increase in accrued interest payable	3,018	2,920	1,448
Net cash provided by operating activities	$32,069	$27,104	$18,818

Supplemental Schedule of Noncash Investing Activities:
Unrealized gain (loss) on securities	$2,912	$1,312	$(1,566)
OREO transferred from loans	$1,862	$—	$—
Loans made on the disposition of OREO	$2,500	$—	$—

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the Bank, VCBI Capital Trust I, VCBI Capital Trust II, VCBI Capital Trust III and Northeast Land and Investment Company.  In consolidation, all significant intercompany accounts and transactions have been eliminated. FASB Interpretation No. 46 (R) requires that the Company no longer eliminate through consolidation the equity investments in VCBI Capital Trust I, II and III, by the parent company, Virginia Commerce Bancorp, Inc, which approximated $1.2 million at December 31, 2007. The subordinated debt of the trusts is reflected as a liability of the Company, and the common securities of the trusts as an other asset.

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

The determination of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions.  Management believes that, as of December 31, 2007, the allowance for loan losses is adequate based on information currently available.  A worsening or protracted economic decline or substantial increase in interest rates, would increase the likelihood of losses due to credit and market risks and could create the need for substantial increases to the allowance for loan losses.  The Company is subject to the regulations of various regulatory agencies, which can change significantly from year to year.  In addition, the Company undergoes periodic examinations by regulatory agencies, which may subject it to further changes based on the regulators’ judgments about information available to them at the time of their examination.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost.  Securities not classified as held-to-maturity, including equity securities with readily determinable fair values, are classified as available-for-sale and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.  Restricted stocks, such as Federal Reserve Bank stock, Federal Home Bank stock, and Community Bankers Bank stock, are carried at cost.

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

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or market, determined in the aggregate.  Market value considers commitment agreements with investors and prevailing market prices.  Loans originated by the Company’s mortgage banking division and held-for-sale to outside investors, are done on a pre-sold basis and servicing released. Gains and losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold.

Loans

The Company grants mortgage, commercial and consumer loans to customers.  A substantial portion of the loan portfolio is represented by real estate loans.  The ability of the Company’s debtors to honor their contracts is dependent upon the general economic conditions and real estate climate of the Company’s market area.

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

Allowance for Loan Losses

The allowance for loan losses is established to address potential losses that could occur through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. These factors are combined to estimate the probability and severity of inherent losses.  When impairment is identified, then a specific reserve may be established based on the Company’s calculation of the loss embedded in the individual loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. The formula allowance is used to provide additional reserves within a loan category for impaired loans where a specific reserve was not allocated. Impaired loans which meet the criteria for substandard, doubtful and loss are segregated from performing loans within the portfolio.  Internally classified loans are then grouped by loan type (commercial, commercial real estate, commercial construction, residential real estate, residential construction or installment).  Each loan type is assigned an allowance factor based on management’s estimate of the associated risk, complexity and size of the individual loans within the particular loan category.  Classified loans are assigned a higher allowance factor than non-rated loans due to management’s concerns regarding their collectibility or management’s knowledge of particular elements surrounding the borrower.  Allowance factors grow with the worsening of the internal risk rating.  The unallocated formula is used to estimate the loss of non-classified loans. These un-criticized loans are also segregated by loan type and allowance factors are assigned by management based on delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of management, national and local economic trends, concentrations of credit, quality of the loan review system and the effect of external factors (i.e. competition and regulatory requirements). The factors assigned differ by loan type.  The unallocated allowance recognizes potential losses whose impact on the portfolio has yet to be recognized in either the formula or specific allowance. Allowance factors and the overall size of the allowance may change from period to period based on management’s assessment of the above described factors and the relative weights given to each factor. See Note 4 for information regarding the allowance for loan losses.

Bank Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization.  Land is carried at cost. Furniture, fixtures, equipment and computer software are depreciated over their estimated useful lives, generally from three to seven years; leasehold improvements are depreciated over the term of the respective leases or the estimated useful life of the leasehold improvement.  Depreciation and amortization are recorded on the straight-line and declining-balance methods.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

Advertising Cost

The Company follows the policy of charging the production costs of advertising to expense as incurred. Total advertising expense was $500 thousand, $596 thousand and $545 thousand in 2007, 2006 and 2005, respectively.

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

Earnings Per Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate solely to outstanding stock options and warrants, and are determined using the treasury method.

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

Stock Compensation Plan

The Company has a stock-based compensation plan which is accounted for in accordance with FAS No. 123 (R). Through 2005, the Company accounted for the plan under the recognition and measurement principles of APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, no stock-based compensation expense relating to the grant of options was reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. On December 29, 2005, the Company accelerated the vesting of all outstanding options under the plan in order to avoid a total of approximately $2.3 million in expense in future periods following the adoption of FASB Statement No. 123 (R) effective January 1, 2006, using the modified prospective method.  Due to this modification of vesting terms, the Company recognized $161 thousand in stock based compensation expense in December 2005.  The following table illustrates the effect on net income and earnings per share for the twelve months ended December 31, 2005, had the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” been adopted in 2005.

(Dollars in thousands except per share amounts)	2005
Net income, as reported	$19,667

Deduct: total stock-based employee compensation expense determined based on fair value method of awards, net of tax	(3,124)
Pro forma net income	$16,543

Basic earnings per share:
As reported	$0.85
Pro forma	$0.72

Diluted earning per share:
As reported	$0.79
Pro forma	$0.66

See Note 12 to the Consolidated Financial Statements for further information regarding the Company’s stock-based compensation plan.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years.  The FASB has approved a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The Company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159).  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption available in certain circumstances.  The Company does not expect the implementation of SFAS 159 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). The Standard will significantly change the financial accounting and reporting of business combination transactions.  SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008.  The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” (SFAS 160).  The Standard will significantly change the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements.  SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, with early adoption prohibited.  The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

In September 2006, the Emerging Issues Task Force (EITF) issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”  This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS 106 (if, in substance, a postretirement benefit plan exists) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee.  The consensus is effective for fiscal years beginning after December 15, 2007, with early application permitted.  The Company does not expect the implementation of EITF 06-4 to have a material impact on its consolidated financial statements.

In November 2006, the EITF issued “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (EITF 06-10).  In this Issue, a consensus was reached that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS 106 or APB Opinion No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive agreement with the employee.  A consensus also was reached that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement.  The consensuses are effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years, with early application permitted.  The Company does not expect the implementation of EITF 06-10 to have a material impact on its consolidated financial statements.

In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109). SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  The Company does not expect the implementation of SAB 109 to have a material impact on its consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (SAB 110).  SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in SAB 107 for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates.  The staff noted that it understands that detailed information about employee exercise patterns may not be widely available by December 31, 2007.  Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007.  The Company does not expect the implementation of SAB 110 to have a material impact on its consolidated financial statements.

Stockholders’ Equity

A 10% stock dividend was declared on March 28, 2007. This transaction was recorded by increasing common stock by $2.2 million, increasing surplus by $41.1 million and decreasing retained earnings by $43.3 million.

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

Note 2.  Securities

Amortized cost and fair value of the securities available-for-sale and held-to-maturity as of December 31, 2007 and 2006, are as follows (dollars in thousands):

December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

Available–for-sale:
U.S. Government Agency obligations	$240,329	$2,737	$(101)	$242,965
Domestic corporate debt obligations	9,241	—	(697)	8,544
Obligations of states and political subdivisions	23,079	137	(215)	23,001
Restricted stock:
Federal Reserve Bank	1,442	—	—	1,442
Federal Home Loan Bank	4,631	—	—	4,631
Community Bankers’ Bank	55	—	—	55
	$278,777	$2,874	$(1,013)	$280,638

Held-to-maturity:
U.S. Government Agency obligations	$33,725	$100	$(124)	$33,701
Obligations of state and political subdivisions	11,874	111	(10)	11,975
	$45,599	$211	$(134)	$45,676

December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

Available–for-sale:
U.S. Government Agency obligations	$175,234	$329	$(1,489)	$174,074
Domestic corporate debt obligations	6,000	55	—	6,055
Obligations of states and political subdivisions	3,607	60	(8)	3,659
Restricted stock:
Federal Reserve Bank	1,442	—	—	1,442
Federal Home Loan Bank	3,034	—	—	3,034
Community Bankers’ Bank	55	—	—	55
	$189,372	$444	$(1,497)	$188,319

Held-to-maturity:
U.S. Government Agency obligations	$35,520	$21	$(705)	$34,836
Obligations of state and political subdivisions	10,364	56	(174)	10,246
	$45,884	$77	$(879)	$45,082

The amortized cost and fair value of the securities, including restricted stock, as of December 31, 2007 by contractual maturity, are shown below (dollars in thousands):

December 31, 2007	Amortized Cost	Fair Value

Available-for-sale:
Due within one year	$8,057	$8,114
Due after one year through five years	139,468	140,989
Due after five years through ten years	36,708	37,157
Due after ten years	88,416	88,250
Restricted stock	6,128	6,128
	$278,777	$280,638

Held-to-maturity:
Due within one year	$155	$156
Due after one year through five years	24,121	24,116
Due after five years through ten years	12,398	12,422
Due after ten years	8,925	8,982
	$45,599	$45,676

The amortized cost of securities pledged as collateral for repurchase agreements, certain public deposits, and other purposes were $274.0 million and $159.2 million at December 31, 2007 and 2006, respectively.

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

Provided below is a summary of securities which were in an unrealized loss position at December 31, 2007 and 2006. Of the total securities in an unrealized loss position at December 31, 2007, 53.2%, or twelve positions, were U.S. Government Agency securities with maturities ranging from two to twenty-eight years, 30.1%, or twenty-five positions were obligations of states and political subdivisions with maturities ranging from two years to twenty years and 16.7%, or four positions, were corporate debt obligations with maturities ranging from five to ten years.   As the Company has the ability and intent to hold these securities until maturity, or until such time as the value recovers, no declines are deemed to be other-than-temporary.  In addition, there has been no deterioration in the ratings for any of the securities.

	Less Than 12 Months		12 Months or Longer		Total
At December 31, 2007 (Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available-for-sale:
U.S. Government Agency obligations	$—	$—	$10,682	$(101)	$10,682	$(101)
Domestic Corporate Debt obligations	8,544	(697)	—	—	8,544	(697)
Obligations of states/political subdivisions	12,886	(212)	569	(3)	13,455	(215)
	$21,430	$(909)	$11,251	$(104)	$32,681	$(1,013)

Held-to-maturity:
U.S. Government Agency obligations	$—	$—	$16,611	$(124)	$16,611	$(124)
Obligations of states/political subdivisions	—	—	1,994	(10)	1,994	(10)
	$—	$—	$18,605	$(134)	$18,605	$(134)

	Less Than 12 Months		12 Months or Longer		Total
At December 31, 2006 (Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Available-for-sale:
U.S. Government Agency obligations	$24,762	$(50)	$81,174	$(1,439)	$105,936	$(1,489)
Obligations of states/political subdivisions	2,245	(8)	—	—	2,245	(8)
	$27,007	$(58)	$81,174	$(1,439)	$108,181	$(1,497)

Held-to-maturity:
U.S. Government Agency obligations	$1,521	$(8)	$28,248	$(697)	$29,769	$(705)
Obligations of states/political subdivisions	2,128	(38)	4,802	(136)	6,930	(174)
	$3,649	$(46)	$33,050	$(833)	$36,699	$(879)

Note 3. Loans

Major classifications of loans, excluding loans held-for-sale, are summarized as follows (dollars in thousands):

	2007	2006
Commercial	$238,670	$190,527
Real estate - 1-4 family residential	266,365	193,247
Real estate - multifamily residential	56,952	57,913
Real estate - non-farm, nonresidential	835,503	689,110
Real estate - construction	544,290	515,040
Consumer	8,714	6,997
Farmland	1,468	—
Total Loans	$1,951,962	$1,652,834
Less unearned income	4,961	4,906
Less allowance for loan losses	22,260	18,101
Loans, net	$1,924,741	$1,629,827

As of December 31, 2007 and 2006, there were $238 thousand and $665 thousand, respectively, in checking account overdrafts that were reclassified on the consolidated balance sheets as loans.

Note 4.  Allowance for Loan Losses

An analysis of the allowance for loan losses for the years ended December 31, 2007, 2006 and 2005 is shown below (dollars in thousands):

	2007	2006	2005
Allowance, at beginning of period	$18,101	$13,821	$10,402
Provision charged against income	4,340	4,406	3,772
Recoveries added to reserve	31	63	9
Losses charged to reserve	(212)	(189)	(362)
Allowance, at end of period	$22,260	$18,101	$13,821

Information about impaired loans as of and for the years ended December 31, 2007, 2006 and 2005, is as follows (dollars in thousands):

	2007	2006	2005
Non-accrual loans for which a specific allowance has been provided	$3,826	$3,920	$1,994
Non-accrual loans for which no specific allowance has been provided	—	—	—
Other impaired loans for which no specific allowance has been provided	15,444	11,619	4,647
Total impaired loans	$19,270	$15,539	$6,641
Allowance provided for impaired loans, included in the allowance for loan losses	1,228	507	245
Average balance in impaired loans	$17,404	$11,090	$4,514
Interest income recognized	$934	$871	$318

If interest on non-accrual loans had been accrued as interest income, such income would have approximated $139 thousand, $5 thousand and $21 thousand for the years ended December 31, 2007, 2006 and 2005, respectively. There were $579 thousand in loans past due 90 days or more, and still accruing interest at December 31, 2007. There were no loans past due 90 days or more, and still accruing interest at December 31, 2006.

Note 5. Bank Premises and Equipment, Net

Premises and equipment are stated at cost less accumulated depreciation at December 31, 2007 and 2006, as follows (dollars in thousands):

	2007	2006
Land	$1,839	$1,839
Buildings	2,300	2,292
Furniture, fixtures and equipment	13,118	10,593
Leasehold improvements	6,344	3,824
Construction in progress	875	500
Total Cost	$24,476	$19,048
Less accumulated depreciation and amortization	11,771	9,775
Net premises and equipment	$12,705	$9,273

Depreciation and amortization expense on premises and equipment amounted to $2.0 million, $1.4 million and $1.3 million in 2007, 2006 and 2005, respectively.

Note 6. Time Deposits

The aggregate amount of time deposits with a minimum denomination of $100 thousand each, was approximately $572.5 million and $490.7 million at December 31, 2007 and 2006, respectively. Scheduled maturities of all time deposits at December 31, 2007, are as follows (dollars in thousands):

2008	$1,078,415
2009	33,608
2010	12,539
2011	4,741
2012	8,877
$1,138,180

Note 7. Securities Sold Under Agreements To Repurchase and Federal Funds Purchased

Securities sold under agreements to repurchase, which are classified as secured borrowings, represent both funds of significant commercial demand deposit customers, which mature one day from the transaction date, and secured transactions with other banks. As of December 31, 2007, the Company had $125 million in funds from customers and $75 million in funds from other banks. Of this $75 million, $50 million matures on November 2, 2012, and $25 million matures on March 22, 2014. Both of these transactions are callable by the other bank on any quarterly interest payment date.  At December 31, 2006, customers funds were $108 million and there were no funds from other banks. Securities sold under agreements to repurchase are reflected at the amount of cash received and are collateralized by securities in the Company’s investment securities portfolio.  As of December 31, 2007 and 2006 there were $22 million  and $40.5 million in Federal funds purchased, respectively.

Note 8. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia.  With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to 2004.

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007 with no impact on the financial statements.

Net deferred tax assets consist of the following components at December 31, 2007 and 2006 (dollars in thousands):

	2007	2006
Deferred tax assets:
Allowance for loan losses	$7,918	$6,336
Bank premises and equipment	454	365
Deferred compensation	183	—
Accrued Rents	171	—
Non-accrual loans	49	2
Non-qualified incentive stock options	21	6
Securities available-for-sale	—	368
	$8,796	$7,077
Deferred tax liabilities:
Securities available-for-sale	651	—
Federal Home Loan Bank stock	2	2
	653	2
Net deferred tax assets	$8,143	$7,075

The provision for income tax and its components for the years ending December 31, 2007, 2006, and 2005 are as follows (dollars in thousands):

December 31,	2007	2006	2005
Current tax expense	$15,306	$14,505	$11,634
Deferred tax benefit	(2,087)	(1,580)	(1,196)
	$13,219	$12,925	$10,438

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income from continuing operations for the years ended December 31, 2007, 2006 and 2005, due to the following (dollars in thousands):

December 31,	2007	2006	2005
Computed “expected” tax expense at 35%	$13,652	$13,101	$10,536
Increase (decrease) in income taxes resulting from:
Nondeductible expense	274	53	75
Nontaxable income	(707)	(229)	(173)
	$13,219	$12,925	$10,438

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

	2007		2006		2005
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	23,930,220	$1.08	23,600,762	$1.04	23,117,635	$0.85
Effect of dilutive securities:
Stock options	959,966		1,353,560		1,614,450
Diluted earnings per share	24,890,186	$1.04	24,954,322	$0.98	24,732,085	$0.79

Stock options for 534,590 and 172,040 shares of common stock were not included in computing diluted earnings per share in 2007 and 2006, respectively, because their effects were anti-dilutive.  There were no anti-dilutive shares in 2005.

Note 10. Commitments and Contingencies

The Company leases office space for twenty-two of its branch locations, its operations, mortgage lending, and construction lending departments and has entered into leases for 5 additional branch locations to be opened between 2008 and 2009. These non-cancellable agreements, which expire through June 2034, in some instances require payment of certain operating charges. Generally, all leases contain renewal options of one to three additional five-year terms.  The total minimum lease commitment, adjusted for the effect of annual fixed increases or the Consumer Price Index, at December 31, 2007, is $44.9 million, due as follows (dollars in thousands):

Due in the year ending December 31,	2008	$3,536
	2009	3,741
	2010	3,984
	2011	3,379
	2012	3,541
	Thereafter	$26,699

The total lease expense was $3.1 million, $2.5 million and $1.9 million in 2007, 2006 and 2005, respectively. In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities that are not presented in the accompanying financial statements.  The Company does not anticipate any material losses as a result of the commitments and contingent liabilities.

Note 11. Loans to Officers and Directors

Officers, directors and/or their related business interests are loan customers in the ordinary course of business.  In management’s opinion, these loans are made on substantially the same terms as those prevailing at the time for comparable loans with other persons and do not involve more than normal risk of collectibility or present other unfavorable features.  The aggregate amount outstanding on such loans at December 31, 2007 and 2006, was $20.2 million and $28.2 million, respectively. During 2007, new loans and advances amounted to $429 thousand and repayments of $8.5 million were made.

Note 12. Stock Option Plan

The Company’s current plan, adopted May 29, 1998, and amended and restated in April 2007, is a qualified Incentive Stock Option Plan, that is shareholder approved, and provides for the granting of options to purchase up to 2,298,072 shares of common stock at a price to be determined by the Board of Directors at the date of grant, but in any event no less than 100% of the fair market value. Options outstanding prior to May 29, 1998 were granted under the Company’s plan adopted in 1988 which was replaced by the current plan. Options are awarded to employees and the Board of Directors of the Company at the discretion of the Board of Directors, and expire ten years from the grant date. Options granted under the current plan, through December 31, 2002, vested over three years, while options granted since December 31, 2002, vested over five years.

Included in salaries and employee benefits expense for the twelve months ended December 31, 2007, is $421 thousand of stock-based compensation expense which is based on the estimated fair value of 305,050 options granted between January 2006 and December 2007, amortized on a straight-line basis over a five year requisite service period. As of December 31, 2007, there was $1.6 million remaining of total unrecognized compensation expense related to these option awards which will be recognized over the remaining requisite service period. There was $217 thousand and $161 thousand in stock option expense in 2006 and 2005, respectively.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model and using the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s stock and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. During 2006, the Company took into consideration guidance under SFAS 123(R) and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions.  The weighted average expected option term for 2006 and 2007 reflects the application of the simplified method set out in SAB 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. For 2005, expected term was based on the grant expiration date.

	2007	2006	2005
Expected volatility	23.59%	21.91%	21.98%
Expected dividends	.00%	.00%	.02%
Expected term (in years)	7.5	7.5	10.0
Risk-free rate	3.70% to 4.93%	4.42% to 4.75%	4.22%

A summary of option activity under the Plan as of December 31, 2007, and changes during the year then ended is presented below:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2006	1,974,786	$6.30
Granted	160,207	$17.14
Exercised	304,972	$2.37
Forfeited	11,380	$17.46
Outstanding at December 31, 2007	1,818,641	$7.84	4.9 years	$7,076
Exercisable at December 31, 2007	1,532,999	$5.98	4.2 years	$8,816

The weighted-average grant date fair value of options granted during the years 2007, 2006 and 2005 was $6.74, $7.70 and $6.67, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005, was $4.3 million, $8.8 million and $4.8 million, respectively.

A further summary about the options outstanding and exercisable at December 31, 2007 is provided in the following table:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Remaining Contractual Life	Weighted Average Exercise Price
$ 1.00 to $ 2.31	631,143	2.0 years	$1.59	631,143	2.0 years	$1.59
$ 2.80 to $ 5.46	409,454	4.6 years	4.02	409,454	4.6 years	4.02
$ 5.47 to $ 7.82	5,155	5.4 years	7.52	5,155	5.4 years	7.52
$ 7.83 to $21.59	772,889	7.5 years	14.96	487,247	6.8 years	13.29
$ 1.00 to $21.59	1,818,641	4.9 years	$7.84	1,532,999	4.2 years	$5.98

All options granted, available under the current Plan, and exercisable have been adjusted for giving retroactive effect to a 10% stock dividend in May 2007. In January 2008, a total of 209,565 options were granted to sixty-three officers and six outside directors of the Company at an exercise price of $11.74 per share and with a five year vesting period.

In September 2003, the Company adopted an Employee Stock Purchase Plan. Under the plan a total of 355,929 shares of common stock, as adjusted for stock dividends and splits, were reserved for issuance to eligible employees at a price equal to at least 85% of the fair market value of the shares of common stock on the date of grant. Grants each year expire at the end of that fiscal year if not exercised by the employee. On September 24, 2003, eligible employees were granted the right to purchase 19,026 shares at a price of $23.18, as adjusted, which was equal to 100% of the fair market value of the shares at that time. Of the total grant, 8,433 were purchased. On January 10, 2004, rights to purchase 27,035 shares of common stock were granted at a price of $21.38, as adjusted, which was equal to 85% of the fair market value of the shares at that time. Of the total grant, 6,058 were purchased. On January 18, 2005, rights to purchase 28,551 shares of common stock were granted at a price of $19.72, as adjusted, which was equal to 85% of the fair market value of the shares at that time. Of the total grant, 11,096 were purchased. On January 11, 2006, rights to purchase 36,278 shares of common stock were granted at a price of $17.24, as adjusted, which was equal to 85% of the fair market value of the shares at that time.  Of the total grant, 13,265 shares were purchased. On January 16, 2007, rights to purchase 54,051 shares of common stock were granted at a price of $14.95, as adjusted, which was equal to 85% of the fair market value of the shares at that time.  Of the total grant, 2,017 shares were purchased.

Included in salaries and employee benefits expense for the twelve months ended December 31, 2007 and 2006, is $6 thousand and $40 thousand, respectively of stock-based compensation expense related to the 15% discount on the 2,017 shares purchased by Company employees in 2007, and the 13,265 shares purchased in 2006.  There was no stock-based compensation cost recognized in 2005 for shares purchased under the plan. On February 1, 2008, rights to purchase 100,435 shares of common stock were granted at a price of $10.23, which was equal to 85% of the fair market value of the shares at that time.

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

In addition to the warrants, the outside Directors, have been awarded a total of 264,061, 99,683, 41,679, 70,785, 44,856, 28,875, 19,800 and 16,200 options under the Company’s 1998 Incentive Option Plan in 2000, 2001, 2002, 2003, 2004, 2005, 2006 and 2007 respectively, as adjusted for all stock splits and or stock dividends through 2007. In January 2008, each of the outside Directors were awarded an additional 6,000 options. All director options are included in the tables under Note 12.

Note 14. Other Borrowed Funds and Lines of Credit

The Bank maintains a $350.8 million line of credit with the Federal Home Loan Bank of Atlanta.  The interest rate and term of each advance from the line is dependent upon the advance and commitment type.  Advances on the line are secured by all of the Bank’s qualifying first liens and home equity lines-of-credit, on one-to-four unit single-family dwellings.  As of December 31, 2007, the book value of these qualifying loans totaled approximately $124.9 million and the amount of available credit using this collateral was $78 million. Advances on the line of credit in excess of this amount require pledging of additional assets, including other types of loans and investment securities. As of December 31, 2007, the Bank had $25 million in advances outstanding that mature on September 21, 2012, but are callable by the Federal Home Loan Bank on any quarterly interest payment date. At December 31, 2006, there were no outstanding advances. The Bank has additional short-term lines of credit totaling $115 million with nonaffiliated banks at December 31, 2007, on which $22 million was outstanding at that date.

Note 15. Trust Preferred Capital Notes

On November 13, 2002, the Company completed a private placement issuance of $3.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust I) which issued $100 thousand in common equity to the Company. The securities bear a floating rate of interest, adjusted semi-annually, of 340 basis points over six month Libor, with a maximum rate of 12.0% until November 15, 2007. The securities were redeemed in November 2007.  On December 19, 2002, the Company completed a private placement issuance of $15.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust II) which issued $470 thousand in common equity to the Company. These securities bear a floating rate of interest, adjusted semi-annually, of 330 basis points over six month Libor, currently 8.02%, with a maximum rate of 11.9% until December 30, 2007. These securities are callable at par beginning December 30, 2007, on any semi-annual interest payment date, but have not been redeemed to date. On December 20, 2005, the Company completed a private placement of $25.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust III) which issued $774 thousand in common equity to the Company. These securities bear a fixed rate of interest of 6.19% until February 23, 2011, at which time they convert to a floating rate, adjusted quarterly, of 142 basis points over three month Libor. These securities are callable at par beginning February 23, 2011.

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

The Trust Preferred Securities may be included in Tier 1 capital for regulatory capital adequacy purposes up to 25.0% of Tier 1 capital after its inclusion. The portion of the trust preferred securities not qualifying as Tier 1 capital may be included as part of total qualifying capital in Tier 2 capital.  Commencing March 31, 2009, the aggregate amount of qualifying trust preferred securities which may be included in Tier 2 capital, along with other restricted core capital elements, is limited to 50% of Tier 1 capital, net of goodwill and certain other intangible assets.

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

A summary of the contract or notional amount of the Company’s exposure to off-balance-sheet risk as of December 31, 2007 and 2006, is as follows:

(Dollars in thousands)	2007	2006
Financial instruments whose contract amounts represent credit risk:

Commitments to extend credit	$104,480	$50,336

Standby letters of credit and financial guarantees written	$53,734	$29,378

Unfunded lines of credit	$543,714	$450,049

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

The Company originates mortgage loans for sale to secondary market investors subject to contractually specified and limited recourse provisions. In 2007, the Company originated $158.0 million and sold $160.2 million to investors, compared to $174.9 million originated and $176.6 million sold in 2006. Most contracts with investors contain certain recourse language that may vary from 90 days up to one year. In general, the company may be required to repurchase a previously sold mortgage loan or indemnify the investor if there is major non-compliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. Repurchase may also be required if necessary governmental loan guarantees are canceled or never issued, or if an investor is forced to buy back a loan after it has been re-sold as part of a loan pool. In addition, the Company may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term. The potential default period is approximately twelve months after sale of the loan to the investor. Mortgages subject to recourse are collateralized by single-family residential properties, have loan-to-value ratios of 80% or less, or have private mortgage insurance or are insured or guaranteed by an agency of the United States government.

At December 31, 2007, the Bank had rate lock commitments to originate and sell mortgage loans amounting to $11.9 million which includes $4.3 million of those commitments closed and were held-for-sale. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligation.

Note 17. Concentrations of Credit Risk

The Bank does a general banking business, serving the commercial and personal banking needs of its customers. The Bank’s market area consists of the Northern Virginia suburbs of Washington, D.C., including Arlington, Fairfax, Fauquier, Loudoun, Prince William, Spotsylvania and Stafford Counties, the cities of Alexandria, Fairfax, Falls Church, Fredericksburg, Manassas and Manassas Park, and to some extent the Maryland suburbs and the city of Washington D.C. Substantially all of the Company’s loans are made within its market area.

The ultimate collectibility of the Bank’s loan portfolio and the ability to realize the value of any underlying collateral, if needed, are influenced by the economic conditions of the market area. The Company’s operating results are therefore closely related to the economic conditions and trends in the Metropolitan Washington, D.C. area.

At December 31, 2007 and 2006, there were $1.44 billion and $1.26 billion, or 73.7% and 76.4%, respectively of total loans concentrated in commercial real estate. Commercial real estate for purposes of this note includes all construction loans, loans secured by 5+ family residential properties and loans secured by non-farm, non-residential properties. At December 31, 2007 and 2006, construction loans represented 27.9% and 31.2% of total loans, loans secured by 5+ family residential properties represented 2.9% and 3.5%, and loans secured by non-farm, non-residential properties represented 42.8% and 41.7%, respectively.  Construction loans at December 31, 2007 and 2006 included $302.4 million and $347.5 million in loans to commercial builders of single family housing in the Northern Virginia market, representing 15.5% and 21.0% of total loans, respectively.

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

Note 18. Fund Restrictions and Reserve Balance

The transfer of funds from the Bank to the Company in the form of loans, advances, and cash dividends are restricted by Federal and State regulatory authorities. As of December 31, 2007, the aggregate amount of unrestricted funds that could be transferred in the form of a cash dividend totaled approximately $57.3 million, or 33.9%, of the consolidated net assets of the Company.

As members of the Federal Reserve System, the Company is required to maintain certain average reserve balances.  For the final weekly reporting period in the years ended December 31, 2007 and 2006, the aggregate amounts of daily average required balances were approximately $3.5 million and $2.9 million, respectively.

Note 19.  Employee Benefits

The Company has a 401(k) defined contribution plan covering substantially all full-time employees and provides that an employee becomes eligible to participate at the date he or she has reached the age of 21 and has completed three months of service, whichever occurs last.  Under the plan, a participant may contribute up to 15% of his or her covered compensation for the year, subject to certain limitations.  The Company may also make, but is not required to make, a discretionary contribution for each participant out of its current or accumulated net profits.  The amount of contribution, if any, is determined on an annual basis by the Board of Directors.  Contributions made by the Company totaled $526 thousand, $347 thousand and $294 thousand for the years ended December 31, 2007, 2006 and 2005, respectively.

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

At December 31, 2007 and 2006, the fair value of loan commitments and stand-by letters of credit were deemed immaterial, and therefore, are not included in the table below.

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	2007		2006
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and short-term investments	$35,341	$35,341	$36,068	$36,068
Securities	326,237	326,314	234,203	233,401
Loans held-for-sale	4,339	4,339	7,796	7,796
Loans	1,924,741	2,015,487	1,629,827	1,674,244
Accrued interest receivable	11,451	11,451	9,315	9,315

	2007		2006
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial liabilities:
Deposits	$1,869,165	$1,885,014	$1,605,941	$1,593,494
Securities sold under agreements to repurchase and federal funds purchased	222,534	225,530	148,871	148,030
Other borrowed funds	25,000	24,977	—	—
Trust preferred capital notes	41,244	46,321	44,344	48,020
Accrued interest payable	8,942	8,942	5,923	5,923

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

Note 21.  Capital Requirements

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total Capital, Tier 1 Capital and Tier 1 Leverage Capital. Total Capital and Tier 1 Capital ratios are in reference to risk-weighted assets (as defined), and the Tier 1 Leverage Capital ratio is in reference to average assets.  Management believes, as of December 31, 2007 and 2006, that the Company and Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2007, the Bank is categorized as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since December 31, 2007, that management believes changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table.

	Actual Capital		Minimum Capital Requirement*		Minimum To Be Well- Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2007:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital:
Company	$230,194	10.96%	$167,977	8.00%	$ N/A	N/A
Bank	225,211	10.73%	167,876	8.00%	209,845	10.00%

Tier 1 Capital:
Company	$207,934	9.90%	$83,989	4.00%	$ N/A	N/A
Bank	162,951	7.77%	83,938	4.00%	125,907	6.00%

Tier 1 Leverage Capital:
Company	$207,934	9.09%	$91,504	4.00%	$ N/A	N/A
Bank	162,951	7.12%	91,489	4.00%	114,432	5.00%

As of December 31, 2006:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital:
Company	$201,636	11.57%	$139,425	8.00%	$ N/A	N/A
Bank	197,432	11.34%	139,308	8.00%	174,136	10.00%

Tier 1 Capital:
Company	$183,535	10.53%	$69,712	4.00%	$ N/A	N/A
Bank	136,331	7.83%	69,654	4.00%	104,481	6.00%

Tier 1 Leverage Capital
Company	$183,535	9.61%	$76,393	4.00%	$ N/A	N/A
Bank	136,331	7.18%	75,950	4.00%	94,938	5.00%

* The minimum capital requirement for the Company is a guideline.

Note 22. Condensed Financial Statements of Parent Company

Balance Sheets (in thousands)	December 31, 2007	December 31, 2006
Assets:
Cash and due from banks	$4,826	$4,311
Investment in subsidiaries	165,405	136,990
Subordinated debt of subsidiary	40,000	43,000
Other assets	336	111
Total Assets	$210,567	$184,412

Liabilities and Stockholders’ Equity:
Trust preferred capital notes	$41,244	$44,344
Other liabilities	180	217
Total Liabilities	$41,424	$44,561
Stockholders’ Equity	169,143	139,851
Total Liabilities and Stockholders’ Equity	$210,567	$184,412

	Year Ended December 31,
Statements Of Income (in thousands)	2007	2006	2005
Income,
Interest on subordinated debt	$3,165	$3,097	$1,036
Expenses:
Interest on trust preferred capital notes	$3,099	$3,099	$1,246
Other operating expense	1,086	888	714
Total Expenses	4,185	3,987	1,960
Loss before income tax (benefit) and equity in undistributed earnings of subsidiary	$(1,020)	$(890)	$(924)
Income tax (benefit)	(186)	(221)	(267)
	(834)	(669)	(657)
Equity in undistributed net income of Virginia Commerce Bank	26,621	25,177	20,324
Net Income	$25,787	$24,508	$19,667

	Year Ended December 31,
Statements Of Cash Flows (in thousands)	2007	2006	2005
Cash Flows from Operating Activities:
Net Income	$25,787	$24,508	$19,667
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed net income of Virginia Commerce Bank	(26,621)	(25,177)	(20,324)
Stock option expense	427	257	161
(Increase) decrease in other assets	(226)	191	50
(Decrease) increase in other liabilities	(37)	133	60
Net cash used in operating activities	$(670)	$(88)	$(386)
Cash Flows from Investing Activities:
Retirement (purchase) of equity interest in subsidiary	100	—	(774)
Retirement (purchase) of debt securities	3,000	—	(25,000)
Net cash provided by (used in) investing activities	$3,100	$—	$(25,774)
Cash Flows from Financing Activities:
Net (decrease) increase in junior subordinated capital notes	(3,100)	—	25,774
Common stock issued	1,197	2,418	1,690
Cash paid in lieu of fractional shares	(12)	(3)	(6)
Net cash (used in) provided by financing activities	$(1,915)	$2,415	$27,458
Change in cash and cash equivalents	$515	$2,327	$1,298
Beginning	4,311	1,984	686
Ending	$4,826	$4,311	$1,984

Note 23. Quarterly Financial Information (Unaudited)

Selected financial information for the quarterly periods of 2007 and 2006 is presented below (dollars in thousands except per share data):

	2007 Quarters
	First	Second	Third	Fourth
Interest income	$36,107	$37,779	$39,477	$40,775
Interest expense	18,218	19,123	20,602	21,038
Net interest income	$17,889	$18,656	$18,875	$19,737
Provision for loan losses	360	300	910	2,770
Net interest income after provision for loan losses	$17,529	$18,356	$17,965	$16,967
Non-interest income	1,862	1,975	2,226	1,820
Non-interest expense	9,489	9,897	9,900	10,408
Income before taxes	$9,902	$10,434	$10,291	$8,379
Income tax expense	3,428	3,555	3,463	2,773
Net income	$6,474	$6,879	$6,828	$5,606
Net income per common share:
Basic	$0.27	$0.29	$0.28	$0.24
Diluted	$0.26	$0.28	$0.27	$0.23

	2006 Quarters
	First	Second	Third	Fourth
Interest income	$27,241	$30,594	$32,537	$34,920
Interest expense	11,089	13,246	15,086	17,066
Net interest income	$16,152	$17,348	$17,451	$17,854
Provision for loan losses	1,005	955	1,420	1,026
Net interest income after provision for loan losses	$15,147	$16,393	$16,031	$16,828
Non-interest income	1,711	1,735	1,844	2,033
Non-interest expense	8,194	8,484	8,551	9,060
Income before taxes	$8,664	$9,644	$9,324	$9,801
Income tax expense	2,950	3,366	3,239	3,370
Net income	$5,714	$6,278	$6,085	$6,431
Net income per common share:
Basic	$0.25	$0.27	$0.25	$0.27
Diluted	$0.23	$0.25	$0.25	$0.25

Note 24: Segment Reporting

In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” the Company has two reportable segments, its community banking operations and its mortgage banking division. Community banking operations, the major segment, involves making loans and gathering deposits from individuals and businesses in the Bank’s market area, while the mortgage banking division originates and sells mortgage loans servicing released, on one-to-four family residential properties.  Revenues from mortgage lending consist of interest earned on mortgage loans held-for-sale, loan origination fees, and net gains on the sale of loans in the secondary market. The Bank provides the mortgage division with short term funds to originate loans and charges it interest on the funds based on what the Bank earns on overnight funds. Expenses include both fixed overhead and variable costs on originated loans such as loan officer commissions, document preparation and courier fees. The following table presents segment information for the years ended December 31, 2007, 2006 and 2005. Eliminations consist of overhead and interest charges by the Bank to the mortgage lending division.

	2007
(In thousands)	Community Banking	Mortgage Lending	Eliminations	Total
Interest income	$153,708	$430	$—	$154,138
Non-interest income	5,177	2,706	—	7,883
Total operating income	$158,885	$3,137	$—	$162,021

Interest expense	$78,981	$348	$(348)	$78,981
Provision for loan losses	4,340	—	—	4,340
Non-interest expense	36,891	2,861	(58)	39,694
Total operating expense	$120,212	$3,209	$(406)	$123,015
Income (loss) before taxes on income	$38,673	$(73)	$406	$39,006
Provision for income taxes	13,244	(25)	—	13,219
Net Income (loss)	$25,429	$(48)	$406	$25,787

Total Assets	$2,335,176	$4,521	$—	$2,339,697

	2006
(In thousands)	Community Banking	Mortgage Lending	Eliminations	Total
Interest income	$124,837	$455	$—	$125,292
Non-interest income	4,265	3,058	—	7,323
Total operating income	$129,102	$3,513	$—	$132,615

Interest expense	$56,487	$357	$(357)	$56,487
Provision for loan losses	4,406	—	—	4,406
Non-interest expense	31,480	2,867	(58)	34,289
Total operating expense	$92,373	$3,224	$(415)	$95,182
Income before taxes on income	$36,729	$289	$415	$37,433
Provision for income taxes	12,824	101	—	12,925
Net Income	$23,905	$188	$415	$24,508

Total Assets	$1,941,197	$7,885	$—	$1,949,082

	2005
(In thousands)	Community Banking	Mortgage Lending	Eliminations	Total
Interest income	$85,879	$599	$—	$86,478
Non-interest income	3,370	3,306	—	6,676
Total operating income	$89,249	$3,905	$—	$93,154

Interest expense	$29,811	$348	$(348)	$29,811
Provision for loan losses	3,772	—	—	3,772
Non-interest expense	26,538	2,977	(49)	29,466
Total operating expense	$60,121	$3,325	$(397)	$63,049
Income before taxes on income	$29,128	$580	$397	$30,105
Provision for income taxes	10,234	204	—	10,438
Net Income	$18,894	$376	$397	$19,667

Total Assets	$1,505,751	$12,674	$—	$1,518,425

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

The Bank was organized as a national banking association and commenced operations on May 16, 1988. On June 1, 1995, the Bank converted from a national banking association to a Virginia chartered bank which is a member of the Federal Reserve System.  The Company’s and the Bank’s executive offices and main branch are located at 5350 Lee Highway, Arlington, Virginia. The Bank currently has twenty-four additional full service branch offices throughout Northern Virginia, an investment services office in Vienna, Virginia, and residential mortgage lending offices in Chantilly and Warrenton, Virginia. Additionally, the Bank has entered into lease agreements for five additional branch office locations to be opened between 2008 and 2009.

The Company engages in a general commercial banking business through the Bank, its sole direct operating subsidiary. The Bank’s customer base includes small-to-medium-sized businesses, including firms that have contracts with the U.S. government, associations, retailers and industrial businesses, professionals and business executives and consumers. The economic base of the Bank’s service area includes Arlington, Fairfax, Fauquier, Loudoun, Prince William, Spotsylvania and Stafford Counties and the City of Alexandria in Northern Virginia, and the metropolitan Washington, D.C. area generally. Northern Virginia has experienced significant population and economic growth during the past decade.  The Bank participated in this growth through its commercial and retail banking activities.

The Bank’s primary service area consists of the Northern Virginia suburbs of Washington D.C., including Arlington Fairfax, Fauquier, Loudoun, Prince William, Spotsylvania and Stafford Counties and the cities of Alexandria, Fairfax, Falls Church, Fredericksburg, Manassas and Manassas Park.  This area’s banking business is dominated by a small number of large commercial banks with extensive branch networks.  Most are branches of national, state-wide or regional banks.  The Bank’s primary service area is also served by a large number of other financial institutions, including savings banks, credit unions and non-bank financial institutions such as securities brokerage firms, insurance companies and mutual funds. The Bank’s primary service area is oriented toward independently owned small-to-medium-sized businesses, light industry and firms specializing in government contracting. An increasing number of new community banking organizations have been opened in the Bank’s market area, potentially representing an increased competitive threat to the Bank.

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

The Bank provides businesses with a full range of deposit accounts, merchant bankcard services, electronic funds transfer services, lock-box services, remote deposit capture, on-line banking, lines of credit for working capital, term loans and commercial real estate loans, and provides consumers with a wide array of deposit products, home equity and revolving lines of credit, installment loans and internet banking services.  The Bank also offers investment services and provides safe deposit boxes as well as other customary banking services. The Bank is not authorized to offer trust services nor does it offer international services but makes these services available to its customers through financial institutions with which the Bank has correspondent banking relationships.

The Bank also offers a wide variety of residential mortgage loans through its mortgage lending division.  Prior to mid-2007, substantially all of the Bank’s mortgage loans were originated on a pre-sold basis, servicing released, to numerous secondary market purchasers.  Since mid-2007, and the disruptions in the secondary market for mortgage loans, the Company has been holding a greater portion of mortgage loans in portfolio.  See “Lending Activities — Mortgage Lending” below. Offered types include conventional single family first trusts, FHA and VA mortgages for both purchase and refinance purposes.  In addition, the Bank offers construction loans to both individuals and commercial builders on single family residential properties which are generally for terms of twelve to eighteen months.  Changes in the local real estate market and interest rates could adversely impact the level of loans originated for sale and the level of construction loans originated and outstanding, and the resulting fees and earnings thereon.

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

On December 31, 2007, the Company had 299 full-time equivalent employees, including seven executive officers. None of the Company’s employees presently is represented by a union or covered under a collective bargaining agreement. Management of the Company believes that its employee relations are satisfactory.  Other than its President, the Company does not have any employees that are not also employees of the Bank.

Banking is dependent upon interest rate differentials.  In general, the difference between the interest rate paid by the Bank on its deposits and its other borrowings and the interest rate earned by the Bank on loans, securities and other interest-earning assets comprises the major source of the Bank’s earnings, while investment services commissions and fees and net gains on mortgage loans originated for sale have contributed to the Bank’s non-interest earnings. Thus, the earnings and growth of the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also of the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board.  The Federal Reserve Board implements national monetary policy, such as seeking to curb inflation and combat recession, by its open-market activities in United States government securities, by adjusting the required level of reserves for financial institutions subject to reserve requirements and through adjustments to the discount rate applicable to borrowings by banks which are members of the Federal Reserve System.  The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates. The nature and timing of any future changes in such policies and their impact on the Bank cannot be predicted.  In addition, adverse economic conditions could make a higher provision for loan losses a prudent course and could cause higher loan loss charge-offs, thus adversely affecting the Bank’s net income.

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

The Bank’s goal is to build and maintain a commercial loan portfolio consisting of term loans, lines of credit, commercial real estate and construction loans provided primarily to locally-based borrowers. Additionally, installment loans and personal lines of credit, as well as residential mortgages, are made available to consumer customers.  Commercial loans are generally considered to have a higher degree of risk of default or loss than other types of loans, such as residential real estate loans, because repayment may be affected by general economic conditions, interest rates, the quality of management of the business, and other factors which may cause a borrower to be unable to repay its obligations.  General economic conditions can directly or indirectly affect the quality of a small and mid-sized business loan portfolio. The Bank manages the loan portfolio to avoid high concentrations of similar industry loan types and/or property types in relation to total qualifying capital.  Commercial construction loans will make up 50-100% of total qualifying capital, residential construction loans 125-250%, non-farm non-residential real estate loans 400-600%, residential mortgages and home equity loans 100-200%, commercial loans 100-200% and consumer installment and personal loans 50-100%.  There can however, be no assurance that the Bank will be able to achieve or maintain this distribution of loans.  At December 31, 2007, the loan portfolio’s actual composition compared to total qualifying capital consisted of approximately 97% commercial construction loans, 145% residential construction loans, 396% non-farm non-residential real estate loans, 118% residential mortgages and home equity loans, 106% commercial loans and 4% consumer installment and personal loans.

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

At December 31, 2007, the Banks statutory lending limit to any single borrower was $33.8 million subject to certain exceptions provided under applicable law.  As of December 31, 2007, the Bank’s maximum credit exposure to its largest borrower was $19.2 million.

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

Consumer Loans.  Loans are considered for any worthwhile personal purpose on a case-by-case basis, such as financing of tuition, household expenditures, home and automobile financing.  Consumer credit facilities are underwritten to focus on the borrower’s credit record, length and stability of employment, income to service debt and quality of collateral.  Residential real estate loans held in portfolio are limited to advances of 90% of loan to appraised value.  Maximum debt to income ratio established by loan policy is 45% and maximum unsecured revolving debt will not exceed 10% of net worth.  Installment loan terms range out to 72 months and are priced at fixed interest rate.  Home equity loans amortize over 5-15 years and are fixed rate while home equity lines are revolving with 10-year maturities and have floating rates tied to the prime rate.

Mortgage Lending.  The Company originates residential mortgage loans, on a pre-sold basis, for sale to secondary market purchasers, on a servicing released basis. This produces benefits primarily in the form of gains on the sale of the loans at a premium.  Activity in the residential mortgage loan market is highly sensitive to changes in interest rates. The loans are sold on a limited recourse basis.  Most contracts with investors contain recourse periods that may vary from 90 days up to one year.  In general, the Company may be required to repurchase a previously sold mortgage loan or indemnify the investor if there is major non-compliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. Repurchase may also be required if necessary governmental loan guarantees are canceled or never issued, or if an investor is forced to buy back a loan after it has been re-sold as part of a loan pool. In addition, the Company may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term.  The potential default period is approximately twelve months after sale of the loan to the investor. Mortgages subject to recourse are collateralized by single-family residential properties, have loan-to-value ratios of 80% or less, or have private mortgage insurance or are insured or guaranteed by an agency of the United States government. On a limited basis, the Company holds some first trust residential mortgages in portfolio which have loan-to-value ratios of 80% or less.  Maximum debt to income ratio is 45%.  ARM products amortize over a 30 year period; fixed rate products amortize over 15-30 years.

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

The Bank.  The Bank, as a Virginia chartered commercial bank which is a member of the Federal Reserve System (a “state member bank”) and whose accounts are insured by the Deposit Insurance Fund of the FDIC up to the maximum legal limits of the FDIC, is subject to regulation, supervision and regular examination by the State Corporation Commission/Bureau of Financial Institutions and the Federal Reserve Board.  The regulations of these various agencies govern most aspects of the Bank’s business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices.  The laws and regulations governing the Bank generally have been promulgated to protect depositors and the deposit insurance funds, and not for the purpose of protecting stockholders.

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

In addition to the risk-based capital requirements, the Federal Reserve Board has established a minimum 3.0% Leverage Capital Ratio (Tier 1 Capital to total adjusted assets) requirement for the most highly-rated banks, with an additional cushion of at least 100 to 200 basis points for all other banks, which effectively increases the minimum Leverage Capital Ratio for such other banks to 4.0% - 5.0% or more.  The highest-rated banks are those that are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, those which are considered a strong banking organization.  A bank having less than the minimum Leverage Capital Ratio requirement shall, within 60 days of the date as of which it fails to comply with such requirement, submit a reasonable plan describing the means and timing by which the bank shall achieve its minimum Leverage Capital Ratio requirement.  A bank which fails to file such plan is deemed to be operating in an unsafe and unsound manner, and could subject a bank to a cease-and-desist order.  Any insured depository institution with a Leverage Capital Ratio that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the Federal Deposit Insurance Act (the “FDIA”) and is subject to potential termination of deposit insurance.  However, such an institution will not be subject to an enforcement proceeding solely on account of its capital ratios, if it has entered into and is in compliance with a written agreement to increase its Leverage Capital Ratio and to take such other action as may be necessary for the institution to be operated in a safe and sound manner.  The capital regulations also provide, among other things, for the issuance of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital or to restore its capital to the minimum capital requirement within a specified time period.  Such directive is enforceable in the same manner as a final cease-and-desist order. At December 31, 2007, the Bank’s Tier 1 risk based capital ratio was 7.77%, its Total risk based capital ratio was 10.73% and its Leverage Capital ratio was 7.12%.  At December 31, 2007, the Company’s Tier 1 Capital was 9.90%, its Total Capital was 10.96% and its Leverage Capital ratio was 9.09%.

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

An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate federal banking agency within 45 days of the date the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized.  A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the applicable agency. An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution.  Such guaranty shall be limited to the lesser of (i) an amount equal to 5.0% of the institution’s total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary at such time to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized.  Such a guaranty shall expire after the federal banking agency notifies the institution that it has remained adequately capitalized for each of four consecutive calendar quarters.  An institution which fails to submit a written capital restoration plan within the requisite period, including any required performance guaranty, or fails in any material respect to implement a capital restoration plan, shall be subject to the restrictions in Section 38 of the FDIA which are applicable to significantly undercapitalized institutions.  At December 31, 2007, the Company and Bank were considered to be a “well capitalized” institution for purposes of Section 38 of the FDIA.

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

Deposit Insurance Premiums.  Pursuant to deposit insurance reform legislation, in December 2006, the FDIC adopted a new risk based assessment system for determining deposit insurance premiums.  Under the new requirements, four risk categories (I-IV), each subject to different premium rates, are established, based upon an institution’s status as well capitalized, adequately capitalized or undercapitalized, and the institution’s supervisory rating.  Under the new rules, all insured depository institutions will pay deposit insurance premiums, currently ranging between 5 and 7 basis points on an institution’s assessment base for institutions in risk category I (well capitalized institutions perceived as posing the least risk to the insurance fund), and 10, 28 and 43 basis points for institutions in risk categories II, III, and IV.  The levels of rates are subject to periodic adjustment by the FDIC.

PROPERTIES

The Bank offers its services from its main office, located at 5350 Lee Highway in Arlington, Virginia, and twenty-four additional banking offices, two mortgage lending offices, one investment services office and its bank operations center.  The main office consists of two connected red brick buildings, contains an aggregate of approximately 18,000 square feet of space on three levels.  The Bank utilizes one of the buildings, containing approximately 10,000 square feet, as the executive offices and a branch facility.  In August 1995, the Bank sold the connected building which it had previously leased out.  The Bank operates a branch located at 2930 Wilson Boulevard, Arlington, Virginia.  That property, which consists of a stand alone brick building containing approximately 2,400 square feet on a parcel of approximately 18,087 square feet, was purchased by the Bank in April 1997. The Bank also operates a branch location at 5140 Duke Street, Alexandria, Virginia.  That property, which consists of a two story brick building containing approximately 4,800 square feet on a parcel of approximately 16,800 square feet, was also purchased by the Bank in April 1997.

The Bank leases twenty-six office locations: the Alexandria Office, located at 1414 Prince Street, Alexandria, Virginia, consists of 2,500 square feet; the McLean Office, located at 1356 Chain Bridge Road, McLean, Virginia, consists of 1,625 square feet; the Williamsburg Boulevard Office, located at 6500 Williamsburg Road, Arlington, Virginia, consists of 1,781 square feet; the Annandale Office, located at 4230 John Marr Drive, Annandale, Virginia, consists of 2,400 square feet; the Fairfax Office, located at 10777 Main Street, Fairfax Virginia, consists of 2,038 square feet; the Vienna Office, located at 374 Maple Avenue, Vienna, Virginia, consists of 5,831 square feet; the King Street Office, located at 506 King Street, Alexandria Virginia, consists of 1,484 square feet; the Chantilly Office, located at 13881 G Metrotech Drive, Chantilly Virginia, consists of 1,950 square feet; the Lake Ridge office, located at 2030 Old Bridge Road, Lake Ridge, Virginia consists of 2,492 square feet; the Reston Office, located at 11820 Spectrum Center, Reston Virginia consists of 3,700 square feet; the Mount Vernon office, located at 7901 Richmond Highway, Alexandria, Virginia, consists of 2,831 square feet; the Walney Road office, located at 4221Walney Road, Chantilly, Virginia, consists of 2,661 square feet; the Del Ray office, located at 2401 Mount Vernon Avenue, Alexandria, Virginia, consists of 1,750 square feet; the Tysons Corner office, located at 8251 Greensboro Drive, McLean, Virginia, consists of 1,801 square feet; the Battlefield office, located at 10830 Balls Ford Road, Manassas, Virginia, consists of 7,409 square feet; the Newington office, located at 7830 Backlick Road, Springfield, Virginia, consists of 2,778 square feet; the Signal Hill office, located at 9161 Liberia Avenue, Manassas, Virginia, consists of 3,613 square feet; the Ryan Park office, located at 21885 Ryan Center Way, Ashburn, Virginia, consists of 2,656 square feet; the Courthouse Road office, located at 10800 A Courthouse Road, Fredericksburg, Virginia, consists of 3,000 square feet; the Centre Lee office, located at 14701 Lee Highway, Centreville, Virginia, consists of 2,870 square feet; the Leesburg office, located at 341 East Market Street, Leesburg, Virginia, consists of 2,705 square feet; the Central Park office, located at 1304 Central Park Blvd., Fredericksburg, Virginia, consists of 3,000 square feet; the Fairfax Lending office, located at 4221 Walney Road, Chantilly, Virginia, consists of 17,273 square feet; the Warrenton Mortgage Lending office, located at 54 East Lee Street, Warrenton, Virginia, consists of 300 square feet; the Leesburg Lending office, located at 50 Catoctin Circle, Leesburg, Virginia, consists of 1,638 square feet; and the Bank’s operations center, located at 14201 Sullyfield Circle, Chantilly, Virginia consists of 25,001 square feet.  Generally the leases contain renewal option clauses for one or two additional five-year terms, and in some instances require payment of certain operating charges. In addition, the Bank has entered into lease agreements for five additional offices to be opened between 2008 and 2009. The total rental expense under the leases was $3.1 million in 2007.  The total minimum rental commitment under the leases, including the five additional offices to be opened between 2008 and 2009, as of December 31, 2007 is as follows: $3.5 million for 2008; $3.7 million for 2009, $4.0 million for 2010, $3.4 million for 2011, $3.5 million for 2012 and $26.7 million for 2013 and beyond.

MARKET PRICE OF STOCK AND DIVIDENDS

The Company’s stock is traded on the Nasdaq Global Select Market under the symbol “VCBI”.  Set forth below is the range of high and low sales prices (adjusted for stock dividends and splits), as reported by Nasdaq, for each full quarterly period within the two most recent fiscal years.

MARKET PRICE OF STOCK

	2007		2006
Quarter	High	Low	High	Low
First	$20.01	$17.37	$22.28	$17.90
Second	$19.93	$16.73	$23.86	$21.10
Third	$17.07	$13.80	$22.24	$19.58
Fourth	$15.53	$10.80	$20.21	$17.51

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

At December 31, 2007, the Company had 586 stockholders of record, and an aggregate of approximately 2,650 beneficial owners.  Information regarding stock dividends and splits in 2007, 2006, and 2005 is as follows:

1.               A 10% stock dividend was declared on March 28, 2007, for stockholders of record on April 16, 2007, and was paid on May 1, 2007.

2.               A three-for-two stock split in the form of a 25% stock dividend was declared on March 16, 2006, for stockholders of record on April 28, 2006, and was paid on May 12, 2006.

3.               A five-for-four stock split in the form of a 25% stock dividend was declared on March 23, 2005, for stockholders of record on April 15,2005, and was paid on May 9, 2005.

Securities Authorized for Issuance Under Equity Compensation Plans.  The following table sets forth information regarding outstanding options and other rights to purchase common stock granted under the Company’s compensation plans as of December 31, 2007:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,818,641	$7.84	794,491	(2)
Equity compensation plans not approved by security holders	0	0	0
Total	1,818,641	$7.84	794,491

(1)   Consists of the Company’s 1989 and 1998 Stock Option Plans and the 2003 Employee Stock Purchase Plan. For additional information, see Notes 12 and 13 to the Consolidated Financial Statements.

(2)   Consists of 479,431 shares available for issuance under the 1998 Stock Option Plan and 315,060 shares available for issuance under the 2003 Employee Stock Purchase Plan.

Issuer Repurchases of Common Stock. No shares of the Company’s common stock were repurchased by or on behalf of the Company during the fourth quarter of 2007.

STOCK PERFORMANCE COMPARISON

The following table compares the cumulative total return on a hypothetical investment of $100 in Virginia Commerce Bancorp’s common stock at the closing price on December 31, 2002 through December 31, 2007, with the hypothetical cumulative total return on the Nasdaq Stock Market Index (Total U.S.) and the Nasdaq Bank Index for the comparable period.

	December 31,
	2002	2003	2004	2005	2006	2007

Virginia Commerce Bancorp, Inc.	$100.00	$269.01	$299.37	$384.38	$394.03	$255.74
Nasdaq Stock Market Index - (Total U.S.)	$100.00	$150.01	$162.89	$165.13	$180.85	$198.60
Nasdaq Bank Index	$100.00	$129.93	$144.21	$137.97	$153.15	$119.35

Annual Meeting of Stockholders

The annual meeting of stockholders of Virginia Commerce Bancorp, Inc. (the “Company”) will be held at 4:00 pm on Wednesday, April 30, 2008 at “The Washington Golf & Country Club,” 3017 North Glebe Road, Arlington, Virginia.

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

FINANCIAL STATEMENTS AND EXHIBITS

The following financial statements are included in this report:

Consolidated Balance Sheets at December 31, 2006 and 2007

Consolidated Statements of Income for the years ended December 31, 2005, 2006 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2006 and 2007

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005, 2006 and 2007

Notes to the Consolidated Financial Statements

Report on Independent Registered Public Accounting Firm

All financial statement schedules have been omitted as the required information is either inapplicable or included in the consolidated financial statements or related notes.

Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of Virginia Commerce Bancorp, Inc., as amended (1)
3.2	Bylaws of Virginia Commerce Bancorp, Inc. (2)
4.1	Junior Subordinated Indenture, dated as of December 19, 2002 between Virginia Commerce Bancorp, Inc. and The Bank of New York, as Indenture Trustee (3)
4.2

Amended and Restated Declaration of Trust, dated as of December 19, 2002 among Virginia Commerce Bancorp, Inc., The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and Peter A. Converse, William K. Beauchesne and Marcia J. Hopkins as Administrative Trustees (3)

4.3	Guarantee Agreement dated as of December 19, 2002, between Virginia Commerce Bancorp, Inc. and The Bank of New York, as Guarantee Trustee (3)
4.4	Junior Subordinated Indenture, dated as of December 20, 2005 between Virginia Commerce Bancorp, Inc. and Wilmington Trust Company, as Trustee, (3)
4.5

Amended and Restated Declaration of Trust, dated as December 20, 2005, between Virginia Commerce Bancorp, Inc. and Wilmington Trust Company, as Delaware Trustee and Institutional Trustee, and Peter A. Converse, William K. Beauchesne and Marcia J. Hopkins as Administrative Trustees (3)

Exhibit No.	Description
4.6	Guarantee Agreement dated as of December 20, 2005, between Virginia Commerce Bancorp, Inc. and Wilmington Trust Company, as Guarantee Trustee (3)
10.1	Amended and Restated 1998 Stock Option Plan (4)
10.2	2003 Employee Stock Purchase Plan (5)
10.3	2007 Virginia Commerce Bank Executive and Director Deferred Compensation Plan (6)
11	Statement Regarding Computation of Per Share Earnings See Note 9 to the Consolidated Financial Statements
21	Subsidiaries of the Registrant
23	Consent of Yount, Hyde & Barbour, PC, Independent Registered Public Accounting Firm
31.1	Certification of Peter A. Converse, Chief Executive Officer
31.2	Certification of William K. Beauchesne, Treasurer and Chief Financial Officer
32.1	Certification of Peter A. Converse, Chief Executive Officer
32.2	Certification of William K. Beauchesne, Treasurer and Chief Financial Officer

(1)   Incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-K for the quarter ended March 31, 2006.

(2)   Incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K filed July 27, 2007.

(3)   Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation S-K. Virginia Commerce Bancorp, Inc. agrees to provide a copy of these documents to the Commission upon request.

(4)   Incorporated by reference to exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-142447).

(5)   Incorporated by reference to exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-109079).

(6)   Incorporated by reference to the same numbered exhibit to the Company’s annual Report on Form 10-K for the year ended December 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRGINIA COMMERCE BANCORP, INC.

By:	/s/ Peter A. Converse
Peter A. Converse, Chief Executive Officer

Dated:  March 13, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Leonard Adler	Director	March 13, 2008
Leonard Adler

/s/ Michael G. Anzilotti	Director, President	March 13, 2008
Michael G. Anzilotti

/s/ Peter A. Converse	Director, Chief Executive Officer	March 13, 2008
Peter A. Converse	(Principal Executive Officer)

/s/ W. Douglas Fisher	Chairman of the Board of Directors	March 13, 2008
W. Douglas Fisher

/s/ David M. Guernsey	Vice Chairman of the Board of Directors	March 13, 2008
David M. Guernsey

/s/ Robert H. L’Hommedieu	Director	March 13, 2008
Robert H. L’Hommedieu

/s/ Norris E. Mitchell	Director	March 13, 2008
Norris E. Mitchell

/s/ Arthur L. Walters	Vice Chairman of the Board of Directors	March 13, 2008
Arthur L. Walters

/s/ William K. Beauchesne	Treasurer and Chief Financial Officer	March 13, 2008
William K. Beauchesne	(Principal Financial and Accounting Officer)