Form 10-Q
period 2008-03-31
VIRGINIA COMMERCE BANCORP INC
filed 2008-05-09
CIK 1099305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2008

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

Indicate by check whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒.  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company as defined in Rule12b-2 of the Securities Exchange Act.

Yes ☐  No ☒

As of May 9, 2008, the number of outstanding shares of registrant’s common stock, par value $1.00 per share was: 26,548,718

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share data)

	Unaudited	Audited
	March 31,	December 31,
	2008	2007
Assets
Cash and due from banks	$34,785	$34,201
Interest-bearing deposits with other banks	1,154	1,140
Securities (fair value: 2008, $323,698; 2007, $326,314)	322,880	326,237
Loans held-for-sale	3,432	4,339
Loans, net of allowance for loan losses of $25,426 in 2008 and $22,260 in 2007	2,083,149	1,924,741
Bank premises and equipment, net	13,463	12,705
Accrued interest receivable	11,091	11,451
Other assets	31,404	24,883
Total assets	$2,501,358	$2,339,697
Liabilities and Stockholders’ Equity
Deposits
Demand deposits	$192,095	$213,820
Savings and interest-bearing demand deposits	538,872	517,165
Time deposits	1,289,647	1,138,180
Total deposits	$2,020,614	$1,869,165
Securities sold under agreement to repurchase and federal funds purchased	225,099	222,534
Other borrowed funds	25,000	25,000
Trust preferred capital notes	41,244	41,244
Accrued interest payable	8,333	8,942
Other liabilities	5,827	3,669
Commitments and contingent liabilities	—	—
Total liabilities	$2,326,117	$2,170,554
Stockholders’ Equity
Preferred stock, $1.00 par, 1,000,000 shares authorized and unissued	$—	$—
Common stock, $1.00 par, 50,000,000 shares authorized, issued and outstanding 2008, 24,122,262; 2007, 24,022,850	24,122	24,023
Surplus	73,916	73,672
Retained earnings	74,387	70,239
Accumulated other comprehensive income, net	2,816	1,209
Total stockholders’ equity	$175,241	$169,143
Total liabilities and stockholders’ equity	$2,501,358	$2,339,697

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands of dollars except per share data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Interest and dividend income:
Interest and fees on loans	$35,891	$32,800
Interest and dividends on investment securities:
Taxable	3,779	2,676
Tax-exempt	271	90
Dividends	92	66
Interest on deposits with other banks	17	18
Interest on federal funds sold	13	457
Total interest and dividend income	$40,063	$36,107
Interest expense:
Deposits	$18,030	$16,190
Securities sold under agreement to repurchase and federal funds purchased	1,683	1,251
Other borrowed funds	194	—
Trust preferred capital notes	691	777
Total interest expense	$20,598	$18,218
Net interest income:	$19,465	$17,889
Provision for loan losses	4,112	360
Net interest income after provision for loan losses	$15,353	$17,529
Non-interest income:
Service charges and other fees	$921	$840
Non-deposit investment services commissions	150	184
Fees and net gains on loans held-for-sale	436	661
Other	124	177
Total non-interest income	$1,631	$1,862
Non-interest expense:
Salaries and employee benefits	$5,856	$5,536
Occupancy expense	2,147	1,616
Data processing	539	567
Other operating expense	2,250	1,770
Total non-interest expense	$10,792	$9,489
Income before taxes on income	$6,192	$9,902
Provision for income taxes	2,044	3,428
Net Income	$4,148	$6,474
Earnings per common share, basic (1)	$0.16	$0.25
Earnings per common share, diluted (1)	$0.15	$0.24

Notes to consolidated financial statements are an integral part of these statements.

(1)  Adjusted to give effect to a 10% stock dividend to be paid May 7, 2008.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2008 and 2007

(In thousands of dollars)

(Unaudited)

					Accumulated
					Other		Total
	Preferred	Common		Retained	Comprehensive	Comprehensive	Stockholders’
	Stock	Stock	Surplus	Earnings	Income (Loss)	Income	Equity
Balance, January 1, 2007	$—	$21,560	$31,231	$87,744	$(684)		$139,851
Comprehensive Income:
Net Income				6,474		$6,474	6,474
Other comprehensive income, unrealized holding gains arising during the period (net of tax of $85)					158	158	158
Total comprehensive income						$6,632
Stock options exercised	—	155	16	—	—		171
Stock based compensation expense	—	—	101	—	—		101
Employee Stock Purchase Plan	—	1	16	—	—		17
Balance, March 31, 2007	$—	$21,716	$31,364	$94,218	$(526)		$146,772

Balance, January 1, 2008	$—	$24,023	$73,672	$70,239	$1,209		$169,143
Comprehensive Income:
Net Income				4,148		$4,148	4,148
Other comprehensive income, unrealized holding gains arising during the period (net of tax of $864)					1,607	1,607	1,607
Total comprehensive income						$5,755
Stock options exercised	—	99	107	—	—		206
Stock based compensation expense	—	—	134	—	—		134
Employee Stock Purchase Plan	—	—	3	—	—		3
Balance, March 31, 2008	$—	$24,122	$73,916	$74,387	$2,816		$175,241

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$4,148	$6,474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	627	441
Provision for loan losses	4,112	360
Stock based compensation expense	134	101
Deferred tax benefit	(1,079)	(316)
Accretion of security discounts, net	(80)	(87)
Origination of loans held-for-sale	(21,742)	(41,769)
Sales of loans	22,370	40,953
Proceeds from gain on sale of loans	280	409
Changes in other assets and other liabilities:
Decrease (increase) in accrued interest receivable	360	(510)
Increase in other assets	(6,307)	(232)
Increase in other liabilities	1,549	1,947
Net Cash Provided by Operating Activities	$4,372	$7,771

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans	(162,521)	(60,202)
Purchase of securities available-for-sale	(37,380)	(38,876)
Purchase of securities held-to-maturity	(7,127)	—
Proceeds from principal payments on securities available-for-sale	5,806	614
Proceeds from principal payments on securities held-to-maturity	1,284	1,217
Proceeds from calls and maturities of securities available-for-sale	33,325	12,800
Proceeds from calls and maturities of securities held-to-maturity	10,000	—
Purchase of bank premises and equipment	(1,384)	(1,281)
Net Cash Used In Investing Activities	$(157,997)	$(85,728)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$151,449	$104,834
Net increase (decrease) in repurchase agreements and federal funds purchased	2,565	(1,240)
Net proceeds from issuance of capital stock	209	188
Net Cash Provided by Financing Activities	$154,223	$103,782

Net Increase In Cash and Cash Equivalents	598	25,825

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	35,341	36,068
CASH AND CASH EQUIVALENTS – END OF PERIOD	$35,939	$61,893

Supplemental Schedule of Noncash Investing Activities:
Unrealized gain on available-for-sale securities	$2,471	$243
Tax benefits on stock options exercised	1	5
Other real estate owned transferred from loans	5,720	—
Supplemental Disclosure of Cash Flow Information:
Taxes Paid	$368	$1,687
Interest Paid	21,206	17,540

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       General

The accompanying unaudited consolidated financial statements of Virginia Commerce Bancorp, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions as of March 31, 2008 and December 31, 2007, the results of operations for the three months ended March 31, 2008 and 2007, and statements of cash flows and stockholders’ equity for the three months ended March 31, 2008 and 2007. These statements should be read in conjunction with the Company’s annual report on Form 10-K for the period ended December 31, 2007.

Operating results for the three month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or any other period.

FAIR VALUE MEASUREMENTS

SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follow:

•	Level 1	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2

inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3	inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities

Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy.  Currently, all of the Company’s securities are considered to be Level 2 securities.

Loans held-for-sale

Loans held for sale which is required to be measured in a lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At March 31, 2008, the entire balance of loans held-for–sale was recorded at its cost.

Impaired loans

SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral.

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of SFAS No. 157.

2.       Investment Securities

Amortized cost and fair value of securities available-for-sale and held-to-maturity as of March 31, 2008, are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-Sale:
U.S. Government Agency obligations	$238,271	$5,224	$(5)	$243,490
Domestic corporate debt obligations	8,906	—	(1,114)	7,792
Obligations of states and political subdivisions	23,092	340	(113)	23,319
Restricted stock:
Federal Reserve Bank	1,442	—	—	1,442
Federal Home Loan Bank	5,334	—	—	5,334
Community Bankers’ Bank	55	—	—	55
	$277,100	$5,564	$(1,232)	$281,432

Held-to-Maturity:
U.S. Government Agency obligations	$22,445	$451	$—-	$22,896
Obligations of states and political subdivisions	19,003	376	(9)	19,370
	$41,448	$827	$(9)	$42,266

VIRGINIA COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

Amortized cost and fair value of securities available-for-sale and held-to-maturity as of December 31, 2007, are as follows (dollars in thousands):

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

The amortized cost of securities pledged as collateral for repurchase agreements, certain public deposits, and other purposes were $252.1 million and $274.0 million at March 31, 2008, and December 31, 2007, respectively.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Provided below is a summary of securities which were in an unrealized loss position at March 31, 2008 and December 31, 2007. Of the total securities in an unrealized loss position at March 31, 2008, the majority of the unrealized losses are represented by four adjustable rate domestic debt obligations with maturities from twenty-five to twenty-nine years. As the Company has the ability and intent to hold these securities until maturity, or until such time as the value recovers, no declines are deemed to be other-than-temporary.  In addition, there has been no deterioration in the ratings for any of the securities.

	Less Than 12 Months		12 Months or Longer		Total
At March 31, 2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Dollars in thousands)
Available-for-sale:
U.S. Government Agency obligations	$7,639	$(4)	$1,283	$(1)	$8,922	$(5)
Domestic corporate debt obligations	7,792	(1,114)	—	—	7,792	(1,114)
Obligations of states/political subdivisions	7,233	(113)	—	—	7,233	(113)
	$22,664	$(1,231)	$1,283	$(1)	$23,947	$(1,232)
Held-to-maturity:
Obligations of states/political subdivisions	$2,134	$(9)	$—	$—	$2,134	$(9)

VIRGINIA COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

	Less Than 12 Months		12 Months or Longer		Total
At December 31, 2007	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Dollars in thousands)
Available-for-sale:
U.S. Government Agency obligations	$—	$—	$10,682	$(101)	$10,682	$(101)
Domestic corporate debt obligations	8,544	(697)	—	—	8,544	(697)
Obligations of states/political subdivisions	12,886	(212)	569	(3)	13,455	(215)
	$21,430	$(909)	$11,251	$(104)	$32,681	$(1,013)
Held-to-maturity:
U.S. Government Agency obligations	$—	$—	$16,611	$(124)	$16,611	$(124)
Obligations of states/political subdivisions	—	—	1,994	(10)	1,994	(10)
	$0	$0	$18,605	$(134)	$18,605	$(134)

3.   Loans

Major classifications of loans, excluding loans held-for-sale, are summarized as follows:

(Dollars in thousands)	March 31, 2008	December 31, 2007

Commercial	$254,294	$238,670
Real estate-1-4 family residential	286,255	266,365
Real estate-multifamily residential	62,321	56,952
Real estate-nonfarm, non-residential	927,607	835,503
Real estate-construction	574,011	544,290
Consumer	7,700	8,714
Farmland	1,686	1,468
Total Loans	$2,113,874	$1,951,962
Less unearned income	5,299	4,961
Less allowance for loan losses	25,426	22,260
Loans, net	$2,083,149	$1,924,741

4.  Allowance for Loan Losses

An analysis of the allowance for loan losses for three months ended March 31, 2008, and the year ended December 31, 2007 is shown below (dollars in thousands):

	March 31, 2008	December 31, 2007
Allowance, at beginning of period	$22,260	$18,101
Provision charged against income	4,112	4,340
Recoveries added to reserve	7	31
Losses charged to reserve	(953)	(212)
	$25,426	$22,260

Information about impaired loans as of and for March 31, 2008 and December 31, 2007, is as follows (dollars in thousands):

	March 31, 2008	December 31, 2007
Non-accrual loans for which a specific allowance has been provided	$8,410	$3,826
Non-accrual loans for which no specific allowance has been provided	9,070	—
Other impaired loans for which a specific allowance has been provided	21,182	—
Other impaired loans for which no specific allowance has been provided	16,635	15,444
Total Impaired loans	$55,297	$19,270
Allowance provided for impaired loans, included in the allowance for loan losses income recognized	$5,927	$1,228

5.   Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of diluted potential common stock. As of March 31, 2008 and 2007, there were 1,060,042 and 330,088 anti-dilutive stock options outstanding, respectively. The weighted average number of shares for both periods presented have been adjusted to give effect to a 10% stock dividend to be paid on May 7, 2008. Potential dilutive common stock options had no effect on income available to common stockholders.

	March 31, 2008		March 31, 2007
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic earnings per share	26,532,920	$0.16	26,274,494	$0.25
Effect of dilutive securities:
Stock options	736,328		1,172,468
Diluted earnings per share	27,269,248	$0.15	27,446,962	$0.24

6. Stock Compensation Plan

At March 31, 2008, the Company had a stock-based compensation plan. Included in salaries and employee benefits expense for the three months ended March 31, 2008 and 2007, is $134 thousand and $101 thousand, respectively, of stock-based compensation expense which is based on the estimated fair value of 567,176 options granted between January 2006 and March 2008, as adjusted, amortized on a straight-line basis over a five year requisite service period. As of March 31, 2008, there was $2.3 million remaining of total unrecognized compensation expense related to these option awards which will be recognized over the remaining requisite service periods.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2008 and 2007:

	2008	2007
Expected volatility	23.14%	23.59%
Expected dividends	.00%	.00%
Expected term (in years)	7.2	7.5
Risk-free rate	3.35%	3.76% to 4.93%

In 2006, the Company took into consideration guidance under SFAS 123R and SEC Staff Accounting Bulletin No.107 (SAB 107) when reviewing and updating assumptions.  For 2006 and 2007 the weighted average expected option term reflects the application of the simplified method set out in SAB 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.  In 2008, the Company reviewed prior option exercise data in determining an expected term of 7.2 years.

VIRGINIA COMMERCE BANCORP, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

Stock option plan activity for the three months ended March 31, 2008, adjusted to give effect to the 10% stock dividend payable on May 7, 2008, is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2008	2,000,505	$7.13
Granted	231,621	10.67
Exercised	(108,980)	1.89
Forfeited	(8,998)	15.05
Outstanding at March 31, 2008	2,114,148	$7.75	5.44	$5,676
Exercisable at March 31, 2008	1,633,015	$6.06	4.34	$7,148

The total value of in-the-money options exercised during the three months ended March 31, 2008, was $38 thousand.

7. Capital Requirements

A comparison of the Company’s and its wholly-owned subsidiary’s, Virginia Commerce Bank (the “Bank”) capital ratios as of March 31, 2008 with the minimum regulatory guidelines is as follows:

	Actual	Minimum Guidelines	Minimum to be “Well-Capitalized”
Total Risk-Based Capital:
Company	10.51%	8.00%	—
Bank	10.47%	8.00%	10.00%

Tier 1 Risk-Based Capital:
Company	9.39%	4.00%	—
Bank	7.58%	4.00%	6.00%

Leverage Ratio:
Company	8.78%	4.00%	—
Bank	7.12%	4.00%	5.00%

8. Other Borrowed Money and Lines of Credit

The Bank maintains a $375.0 million line of credit with the Federal Home Loan Bank of Atlanta.  The interest rate and term of each advance from the line is dependent upon the advance and commitment type.  Advances on the line are secured by all of the Bank’s qualifying first liens, second liens and home equity lines-of-credit on one-to-four unit single-family dwellings.  As of March 31, 2008, the book value of these qualifying loans totaled approximately $124.9 million and the amount of available credit using this collateral was $78.0 million. Advances on the line of credit, in excess of this amount, require pledging of additional assets including other types of loans and investment securities. As of March 31, 2008, the Bank had $25.0 million in advances outstanding.  The Bank has additional short-term lines of credit totaling $115.0 million with nonaffiliated banks at March 31, 2008, on which $29.0 million was outstanding at that date.

VIRGINIA COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

9.  Trust Preferred Capital Notes

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

10. Segment Reporting

In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” the Company has two reportable segments, its community banking operations and its mortgage banking division. Community banking operations, the major segment, involves making loans and gathering deposits from individuals and businesses in the Bank’s market area, while the mortgage banking division originates and sells mortgage loans, servicing released, on one-to-four family residential properties.  Revenues from mortgage lending consist of interest earned on mortgage loans held-for-sale, loan origination fees, and net gains on the sale of loans in the secondary market. The Bank provides the mortgage division with short term funds to originate loans and charges it interest on the funds based on what the Bank earns on overnight funds. Expenses include both fixed overhead and variable costs on originated loans such as loan officer commissions, document preparation and courier fees. The following table presents segment information for the three months ended March 31, 2008 and 2007. Eliminations consist of overhead and interest charges by the Bank to the mortgage lending division.

VIRGINIA COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

	Three Months Ended March 31, 2008
(n thousands)	Community Banking	Mortgage Lending	Eliminations	Total
Interest income	$40,014	$49	$—	$40,063
Non-interest income	1,196	435	—	1,631
Total operating income	$41,210	$484	$—	$41,694

Interest expense	$20,598	$26	$(26)	$20,598
Provision for loan losses	4,112	—	—	4,112
Non-interest expense	10,196	615	(19)	10,792
Total operating expense	$34,906	$641	(45)	$35,502
Income before taxes on income	$6,304	$(157)	$45	$6,192
Provision for income taxes	2,099	(55)	—	2,044
Net Income	$4,205	$(102)	$45	$4,148

Total Assets	$2,497,760	$3,598	$—	$2,501,358

	Three Months Ended March 31, 2007
(Dollars in thousands)	Community Banking	Mortgage Lending	Eliminations	Total
Interest income	$35,998	$109	$—	$36,107
Non-interest income	1,201	661	—	1,862
Total operating income	$37,199	$770	$—	$37,969

Interest expense	$18,218	$90	$(90)	$18,218
Provision for loan losses	360	—	—	360
Non-interest expense	8,834	669	(14)	9,489
Total operating expense	$27,412	$759	(104)	$28,067
Income before taxes on income	$9,787	$11	$104	$9,902
Provision for income taxes	3,424	4	—	3,428
Net Income	$6,363	$7	$104	$6,474

Total Assets	$2,053,145	$8,399	$—	$2,061,544

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

General

The following presents management’s discussion and analysis of the consolidated financial condition and results of operations of Virginia Commerce Bancorp, Inc. and subsidiaries (the “Company”) as of the dates and for the periods indicated. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto, and other financial data appearing elsewhere in this report. The Company is the parent bank holding company for Virginia Commerce Bank (the “Bank”), a Virginia state-chartered bank that commenced operations in May 1988. The Bank pursues a traditional community banking strategy, offering a full range of business and consumer banking services through twenty-six branch offices, two residential mortgage offices and two investment services offices.

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

Critical Accounting Policies

During the quarter ended March 31, 2008 there were no changes in the Company’s critical accounting policies as reflected in the last report.

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

Our allowance for loan losses has two basic components:  the specific allowance and the unallocated allowance.  Each of these components is determined based upon estimates that can and do change when the actual events occur.  The specific allowance is used to individually allocate an allowance for impaired loans. Impairment testing includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral.  These factors are combined to estimate the probability and severity of inherent losses based on the Company’s calculation of the loss embedded in the individual loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Impaired loans which meet the criteria for substandard, doubtful and loss are segregated from performing loans within the portfolio.  Internally classified loans are then grouped by loan type (commercial, commercial real estate, commercial construction, residential real estate, residential construction or installment). When impairment testing reflects no need for specific reserves on a particular loan, the loan is then assigned the unallocated allowance factor for its loan type. The unallocated formula is used to estimate the loss of non-classified loans. These un-criticized loans are also segregated by loan type and allowance factors are assigned by management based on delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of management, national and local economic trends, concentrations of credit, quality of the loan review system and the effect of external factors (i.e. competition and regulatory requirements). The factors assigned differ by loan type.  The unallocated allowance recognizes potential losses whose impact on the portfolio has yet to be recognized by a specific allowance. Allowance factors and the overall size of the allowance may change from period to period based on management’s assessment of the above described factors and the relative weights given to each factor. Further information regarding the allowance for loan losses is provided under the caption: Allowance for Loan Losses/Provision for Loan Loss Expense, later in this report.

The Company’s 1998 Stock Option Plan (the “Plan”), which is shareholder-approved, permits the grant of share options to its directors and officers for up to 2.42 million shares of common stock, as adjusted for a ten-percent stock dividend to be paid on May 7, 2008. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant, generally vest based on 5 years of continuous service and have 10-year contractual terms. The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model that currently uses historical volatility of the Company’s stock based on a 7.2 year expected term, before exercise, for the options granted, and a risk-free interest rate based on the U.S. Treasury curve in effect at the time of the grant to estimate total stock-based compensation expense. This amount is then amortized on a straight-line basis over the requisite service period, currently 5 years, to salaries and benefits expense. See Note 5 to the Consolidated Financial Statements for additional information regarding the Stock Option Plan and related expense.

Results of Operations

For the three months ended March 31, 2008, the Bank experienced strong growth in assets, loans and deposits, with total assets rising $161.7 million, or 6.9%, from $2.34 billion at December 31, 2007, to $2.50 billion at March 31, 2008, as total deposits grew $151.5 million, or 8.1%, from $1.87 billion to $2.02 billion. Earnings for the period of $4.2 million were down $2.3 million, or 35.9%, from $6.5 million for the three months ended March 31, 2007. On a diluted per share basis, first quarter 2008 earnings were $0.15 compared to $0.24 for the first quarter of 2007, as adjusted for a 10% stock dividend to be paid on May 7, 2008. Year-over-year earnings were significantly impacted by $4.1 million in loan loss provisions as a result of increases in the level of non-performing assets, $946 thousand in net charge-offs and overall loan portfolio growth.

Loans, net of allowance for loan losses, increased $158.4 million, or 8.2%, and represented 103.1% of total deposits at March 31, 2008. The majority of loan growth occurred in non-farm, non-residential real estate loans which increased $92.1 million, or 11.0%, from $835.5 million at December 31, 2007, to $927.6 million at March 31, 2008, while construction loans rose $29.7 million and one-to-four family residential real estate loans increased $19.9 million. Increases in one-to-four family residential loans are due to the Bank holding more of its originations in portfolio rather than selling them, due to a reduction in demand and available products in the secondary market, while the growth in construction loans was concentrated in commercial real estate projects. Year-over-year, residential construction loans are down $46.0 million.

Total deposit growth of $151.5 million included a decrease in demand deposits of $21.7 million, or 10.2%, from $213.8 million at December 31, 2007, to $192.1 million at March 31, 2008, an increase in interest-bearing demand deposits of $21.7 million, or 4.2%, and an increase in time deposits of $151.5 million, or 13.3%, from $1.14 billion at December 31, 2007, to $1.29 billion. The majority of the Bank’s deposits are attracted from individuals and businesses in the Northern Virginia and the Metropolitan Washington, D.C. area, and the interest rates the Bank pays are generally near the top of the local market.  Repurchase agreements, the majority of which represent sweep funds of significant commercial demand deposit customers, and Fed funds purchased increased $2.6 million from $222.5 million at December 31, 2007, to $225.1 million.

As noted, for the three months ended March 31, 2008, net income fell $2.3 million, or 35.9%, from $6.5 million for the three months ended March 31, 2007, to $4.2 million as net interest income increased $1.6 million, or 8.8%, non-interest income decreased $231 thousand, or 12.4%, non-interest expense rose $1.3 million, or 13.7% and provisions for loan losses were up $3.8 million.

Stockholders’ equity increased $6.1 million, or 3.6%, from $169.1 million at December 31, 2007, to $175.2 million at March 31, 2008, on earnings of $4.2 million, an increase of $1.6 million in other comprehensive income related to the investment securities portfolio and $343 thousand in proceeds and tax benefits related to the exercise of options by company directors, officers and employees and stock based compensation expense credits.

Net Interest Income

Net interest income is the excess of interest earned on loans and investments over the interest paid on deposits and borrowings and is the Company’s primary revenue source. Net interest income is thereby affected by overall balance sheet growth, changes in interest rates and changes in the mix of investments, loans, deposits and borrowings. Net interest income increased $1.6 million, or 8.8%, from $17.9 million for the three months ended March 31, 2007, to $19.5 million for the current three month period due to overall balance sheet growth as the Company’s net interest margin declined forty basis points from 3.74% in the first quarter of 2007 to 3.34% for the current three-month period, and was down nineteen basis points from 3.53% in the fourth quarter of 2007.

The declines in the net interest margin continue to be primarily the result of lower yields on loans due to reductions in the prime rate from 8.25% in September 2007, to 5.25% presently, with a 200 basis point decline in the quarter ended March 31, 2008. As a result, the yield on loans fell from 7.98% for the three months ended March 31, 2007, to 7.10% in the current period, and was down fifty-five basis points sequentially.  On the funding side, ongoing strong competition for deposits in the local market has not allowed for the same level of decline in the cost of interest-bearing liabilities, which declined from 4.45% for the three months ended March 31, 2007, to 4.06% this quarter. Although it is expected that the Federal Open Market Committee will cut rates further, Management expects that the effect of future declines in the Fed funds rate will be mitigated as over $100 million of approximately $570 million in prime based loans have reached floor levels, and over $850 million in time deposits mature and are expected to be replaced with lower rate liabilities over the next six months. As a result, Management anticipates the margin will range from 3.25% to 3.50% over that time period.

The following table shows the average balance sheets for each of the three months ended March 31, 2008 and 2007.  In addition, the amounts of interest earned on interest-earning assets, with related yields on a tax-equivalent basis, and interest expense on interest-bearing liabilities, with related rates, are shown.  Loans placed on a non-accrual status are included in the average balances. Net loan fees and late charges included in interest income on loans totaled $1.29 million and $1.34 million for 2008 and 2007, respectively.

	Three Months Ended March 31,
	2008			2007
(Dollars in thousands)	Average Balance	Interest Income-Expense	Average Yields /Rates	Average Balance	Interest Income-Expense	Average Yields /Rates
Assets
Securities(1)	$320,765	$4,142	5.26%	$241,140	$2,832	4.74%
Loans, net of unearned income	2,030,623	35,891	7.10%	1,668,656	32,800	7.98%
Interest-bearing deposits in other banks	1,369	17	4.84%	1,336	18	5.59%
Federal funds sold	2,204	13	2.32%	35,134	457	5.20%
Total interest-earning assets	$2,354,961	$40,063	6.85%	$1,946,266	$36,107	7.53%
Other assets	64,005			61,494
Total Assets	$2,418,966			$2,007,760

Liabilities and Stockholders’ Equity
Interest-bearing deposits:
NOW accounts	$146,319	$512	1.40%	$156,997	$648	1.67%
Money market accounts	206,536	1,655	3.21%	236,868	2,289	3.92%
Savings accounts	164,836	1,441	3.51%	77,992	807	4.20%
Time deposits	1,215,738	14,422	4.76%	1,016,081	12,446	4.97%
Total interest-bearing deposits	$1,733,429	$18,030	4.17%	$1,487,938	$16,190	4.41%
Securities sold under agreement to repurchase and federal funds purchased	234,194	1,683	2.88%	130,452	1,251	3.89%
Other borrowed funds	25,000	194	3.07%	—-	—	—
Trust preferred capital notes	40,000	691	6.83%	43,000	777	7.23%
Total interest-bearing liabilities	$2,032,623	$20,598	4.06%	$1,661,390	$18,218	4.45%
Demand deposits and other liabilities	213,240			203,465
Total liabilities	$2,245,863			$1,864,855
Stockholders’ equity	173,103			142,905
Total liabilities and stockholders’ equity	$2,418,966			$2,007,760
Interest rate spread			2.79%			3.08%
Net interest income and margin		$19,465	3.34%		$17,889	3.74%

(1) Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders’ equity.  Average yields on securities are stated on a tax equivalent basis, using a 35% rate.

Allowance for Loan Losses / Provision for Loan Loss Expense

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. For the three months ended March 31, 2008, provisions for loan losses were $4.1 million compared to $360 thousand in the same period in 2007. This was due to a $19.4 million increase in non-performing assets from December 31, 2007, to March 31, 2008, higher net loan growth of $158.4 million for the first quarter of 2008 as compared to growth of $59.8 million for the prior year quarter, and $946 thousand in net charge-offs. In addition, potential problem loans, which, although well-secured and currently performing, are classified as impaired, and in some instances require higher reserve levels, increased from $15.4 million at December 31, 2007, to $37.8 million at March 31, 2008. As a result, the allowance for loan losses to total loans rose from 1.14% at December 31, 2007, to 1.20% as of March 31, 2008. See “Risk Elements and Non-performing Assets” for additional discussion relating to the increase in non-performing assets and potential problem loans.

Management feels that the allowance for loan losses is adequate at March 31, 2008. However, there can be no assurance that additional provisions for loan losses will not be required in the future, including as a result of possible changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, on a national basis or in the Company’s market area, or changes in the circumstances of particular borrowers.

The Company generates a quarterly analysis of the allowance for loan losses, with the objective of quantifying portfolio risk into a dollar figure of inherent losses, thereby translating the subjective risk value into an objective number.  Emphasis is placed on semi-annual independent external loan reviews and monthly internal reviews.  The determination of the allowance for loan losses is based on applying and summing the results of eight qualitative factors and one quantitative factor to each category of loans along with any specific allowance for impaired and adversely classified loans within the particular category. Each factor is assigned a percentage weight and that total weight is applied to each loan category. The resulting sum from each loan category is then combined to arrive at a total allowance for all categories. Factors are different for each loan category. Qualitative factors include: levels and trends in delinquencies and non-accruals, trends in volumes and terms of loans, effects of any changes in lending policies, the experience, ability and depth of management, national and local economic trends and conditions, concentrations of credit, quality of the Company’s loan review system, and regulatory requirements. The total allowance required thus changes as the percentage weight assigned to each factor is increased or decreased due to its particular circumstance, as the various types and categories of loans change as a percentage of total loans and as specific allowances are required on impaired loans.

The following schedule summarizes the changes in the allowance for loan losses:

	Three Months	Three Months	Twelve Months
	Ended	Ended	Ended
	March 31, 2008	March 31, 2007	December 31, 2007
	(Dollars in thousands)

Allowance, at beginning of period	$22,260	$18,101	$18,101
Provision charged against income	4,112	360	4,340
Recoveries:
Consumer loans	7	7	31
Losses charged to reserve:
Commercial loans	(68)	—	—
Consumer loans	(885)	(25)	(212)
Net charge-offs	(946)	(18)	(181)
Allowance, at end of period	$25,426	$18,443	$22,260

Ratio of net charge-offs to average total loans outstanding during period	0.05%	0.001%	0.01%
Allowance for loan losses to total loans	1.20%	1.08%	1.14%

Risk Elements and Non-performing Assets

Non-performing assets consist of non-accrual loans, restructured loans, and other real estate owned (foreclosed properties).  For the three months ended March 31, 2008, the total non-performing assets and loans that are 90 days or more past due and still accruing interest increased by $20.8 million, or 472.1%, from $4.4 million at December 31, 2007, to $25.2 million at March 31, 2008. As a result, the ratio of non-performing assets and loans past due 90 days and still accruing to total assets increased from 0.19% at December 31, 2007, to 1.01% at March 31, 2008.

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

As noted, nonperforming assets and loans 90+ days past due increased by approximately $20.8 million, to 1.01% of total assets.  The increase is primarily due to deterioration in five lending relationships, four of which represent residential construction and/or land development projects and one of which represents a manufacturing concern tied to the production housing industry.

During the quarter, the Bank foreclosed on a Loudoun County, Virginia property containing 34 raw single-family lots and one single-family dwelling, resulting in a charge-off of $219 thousand.  The Bank is carrying the property at its current “as is” appraised value of $5.7 million and intends to sell the finished home and complete development of the lots which, based upon a discounted value at completion, should result in a full recovery. A second builder relationship of $9.0 million consists of five loans on three single-family lots, a home under construction, a completed home under contract scheduled to close in April and the builder’s personal residence, all located in Great Falls, Oakton and McLean, Virginia.  These loans are fully secured based upon current appraisals.  A related loan totaling $2.1 million is impaired, but performing, and secured by 13 townhouses under construction. The third and fourth relationships represent two separate transactions totaling $3 million, involving a home under construction in Loudoun County, Virginia, and a single-family parcel in Fairfax, Virginia, where the lot yield is in litigation.  An aggregate of $1 million in specific reserves are set aside for these loans. The fifth relationship represents lines of credit, term loans and equipment loans totaling $4.1 million to a building product fabricator selling to the production housing industry and home improvement retailers.  This business is downsizing by closing unprofitable operating locations.  Related loans totaling $2.5 million to profitable locations are impaired but, performing.  Specific reserves of $1.3 million have been provided for this relationship.

Total non-performing assets consist of the following:

	March 31, 2008	March 31, 2007	December 31, 2007
	(Dollars in thousands)

Non-accrual loans	$17,480	$3,866	$3,826
Other real estate owned	5,720	—	—
Total non-performing assets	$23,200	$3,866	$3,826
Loans past due 90 days and still accruing	2,000	—	579
Total non-performing assets and loans past due 90 days and still accruing	$25,200	$3,866	$4,405

As a percentage of total loans	1.19%	0.23%	0.23%
As a percentage of total assets	1.01%	0.19%	0.19%

Concentrations of Credit Risk

The Bank does a general banking business, serving the commercial and personal banking needs of its customers. The Bank’s market area consists of the Northern Virginia suburbs of Washington, D.C., including Arlington Fairfax, Fauquier, Loudoun, Prince William, Spotsylvania and Stafford Counties, the cities of Alexandria, Fairfax, Falls Church, Fredericksburg, Manassas and Manassas Park, and to some extent the Maryland suburbs and the city of Washington D.C.  Substantially all of the Company’s loans are made within its market area.

The ultimate collectibility of the Bank’s loan portfolio and the ability to realize the value of any underlying collateral, if needed, are influenced by the economic conditions of the market area. The Company’s operating results are therefore closely related to the economic conditions and trends in the Metropolitan Washington, D.C. area.

At March 31, 2008, the Company had $1.56 billion, or 74.0%, of total loans concentrated in commercial real estate. Commercial real estate for purposes of this discussion includes all construction loans, loans secured by multi-family residential properties and loans secured by non-farm, non-residential properties. At December 31, 2007, commercial real estate loans were $1.44 billion, or 73.7%, of total loans. Total construction loans of $574.0 million at March 31, 2008, represented 27.2% of total loans, loans secured by multi-family residential properties of $62.3 million represented 2.9% of total loans, and loans secured by non-farm, non-residential properties of $927.6 million represented 43.9%.

Construction loans at March 31, 2008, included $308.4 million in loans to commercial builders of single family residential property and $21.1 million to individuals on single family residential property, representing 14.6% and 1.0% of total loans, respectively, and together representing 15.6% of total loans. These loans are made to a number of unrelated entities and generally have a term of twelve to eighteen months.  In addition the Company had $244.5 million of construction loans on non-residential commercial property at March 31, 2008, representing 27.2% of total loans. These total construction loans of $574.0 million include $219.8 million in land acquisition and or development loans on residential property and $116.2 million in land acquisition and or development loans on commercial property, together totaling $336.0 million, or 15.9% of total loans. Adverse developments in the Northern Virginia real estate market or economy, including substantial increases in mortgage interest rates, slower housing sales, and increased commercial property vacancy rates, could have an adverse impact on these groups of loans and the Bank’s income and financial position. At March 31, 2008, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio.  An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

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

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending.  Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land which represent in total 100% or more of an institutions total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institutions total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital.  The Company, like many community banks, has a concentration in commercial real estate loans.  Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to its commercial real estate portfolio. The Company is well capitalized.  Nevertheless, it is possible that the Company could be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could require us to obtain additional capital, and may adversely affect shareholder returns

Non-Interest Income

Non-interest income for the first quarter fell $231 thousand, or 12.4%, from $1.9 million in 2007, to $1.6 million with decreases in all categories except for an $81 thousand increase in deposit account service charges. Compared to the three months ended December 31, 2007, non-interest income was lower by $189 thousand. Reduced fees and net gains on mortgage loans held-for-sale account for the majority of decreased non-interest income, due to lower levels of originations being sold.

Loans classified as held-for-sale represent loans on one-to-four family residential real estate, originated on a pre-sold and servicing released basis to various investors, and carried on the balance sheet at the lower of cost or fair value. Adverse changes in the local real estate market, consumer confidence, and interest rates has impacted the level of loans originated and sold, and the resulting fees and earnings thereon.

Non-Interest Expense

For the three months ended March 31, 2008, non-interest expense increased $1.3 million, or 13.7%, compared to the same period in 2007. Salaries and benefits were up $320 thousand, or 5.8%, from $5.5 million in 2007 to $5.8 million for the three months ended March 31, 2008, occupancy expense was up $531 thousand, or 32.9%, and other operating expenses increased $480 thousand, or 27.1%. The majority of the year-over-year increase was due to the opening of five new branch locations and the resumption of FDIC insurance premiums in the second quarter of 2007, while the increase in the current period was mostly associated with the opening of the Bank’s twenty-fifth branch in January 2008.  As a result of these increases in expenses, as well as slower growth in net-interest income and lower non-interest income, the efficiency ratio rose from 48.0% in the first quarter of 2007 to 51.2% in the current period. Management expects higher levels in all non-interest expense categories in the second quarter with the opening of the Bank’s twenty-sixth branch on April 21, 2008.

Provision for Income Taxes

The Company’s income tax provisions are adjusted for non-deductible expenses and non-taxable income after applying the U.S. federal income tax rate of 35%.  The provision for income taxes totaled $2.0 million and $3.4 million for the three months ended March 31, 2008 and 2007, respectively. The effects of non-deductible expenses and non-taxable income on the Company’s income tax provisions are minimal.

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

The Company measures total liquidity through cash and cash equivalents, securities available-for-sale, mortgage loans held-for-sale, other loans and investment securities maturing within one year, less securities pledged as collateral for repurchase agreements, public deposits and other purposes, and less any outstanding federal funds purchased.  These liquidity sources increased $8.3 million, or 1.4%, from $577.5 million at December 31, 2007, to $585.8 million at March 31, 2008, due to an increase in the amount of loans maturing within one-year.

Additional sources of liquidity available to the Company include the capacity to borrow funds through established short-term lines of credit with various correspondent banks, and the Federal Home Loan Bank of Atlanta. Available funds from these liquidity sources were approximately $464.9 million and $456.3 million at March 31, 2008, and December 31, 2007, respectively. The Bank’s available line of credit with the Federal Home Loan Bank of Atlanta, which requires the pledging of collateral in the form of certain loans and or securities, is $378.9 million of the $464.9 million as of March 31, 2008.

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

Commitments to extend credit, which amounted to $636.4 million at March 31, 2008, and $594.5 million at December 31, 2007, represent legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At March 31, 2008, and December 31, 2007, the Company had $58.6 million and $53.7 million, respectively, in outstanding standby letters of credit.

Contractual Obligations

Since December 31, 2007, there have been no significant changes in the Company’s contractual obligations.

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

Both the Company’s and the Bank’s capital levels continue to meet regulatory requirements.  The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios.  Tier 1 capital consists of common and qualifying preferred stockholders’ equity less goodwill.  Total risk-based capital consists of Tier 1 capital, qualifying subordinated debt, and a portion of the allowance for loan losses.  Risk-based capital ratios are calculated with reference to risk-weighted assets.  The leverage ratio compares Tier 1 capital to total average assets for the most recent quarter end.  The Bank’s Tier 1 risk-based capital ratio was 7.58% at March 31, 2008, compared to 7.77% at December 31, 2007, and its total risk-based capital ratio was 10.47% at March 31, 2008, compared to 10.73% at December 31, 2007. These ratios are in excess of the mandated minimum requirement of 4.00% and 8.00%, respectively. The Bank’s leverage ratio was 7.12% at March 31, 2008, compared to 7.12% at December 31, 2007, and is also in excess of the mandated minimum requirement of 4.00%. Based on these ratios, the Bank is considered “well capitalized” under regulatory prompt corrective action guidelines. The Company’s Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage ratio was 9.39%, 10.51% and 8.78%, respectively, at March 31, 2008. Both the Company’s and Bank’s capital positions reflect proceeds of the issuance of $40 million in trust preferred securities.

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

The Federal Reserve has revised the capital treatment of trust preferred securities. As a result, the capital treatment of trust preferred securities has been revised to provide that beginning in 2009, such securities can be counted as Tier 1 capital at the holding company level, together with other restricted core capital elements, up to 25% of total capital (net of goodwill), and any excess as Tier 2 capital up to 50% of Tier 1 capital.  At March 31, 2008, trust preferred securities represented 18.8% of the Company’s Tier 1 capital and 16.8% of its total qualifying capital.  Should future trust preferred issuances to increase holding company capital levels not be available to the same extent as currently, the Company may be required to raise additional equity capital, through the sale of common stock or other means, sooner than it would otherwise do so.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)).  The Standard will significantly change the financial accounting and reporting of business combination transactions.  SFAS 141(R) establishes the criteria for how an acquiring entity in a business combination recognizes the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.  Acquisition related costs including finder’s fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred.  SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted. The Company does not expect the implementation to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No.160, “Non-controlling Interests in Consolidated Financial Statements” (SFAS 160).  SFAS 160 requires the Company to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited.  The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS 161).  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect the implementation of SFAS 161 to have a material impact on its consolidated financial statements.

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

One of the tools used by the Company to assess interest sensitivity on a monthly basis is the static gap analysis that measures the cumulative differences between the amounts of assets and liabilities maturing or repricing within various time periods. It is the Company’s goal to limit the one-year cumulative difference, or gap, in an attempt to limit changes in future net interest income from changes in market interest rates. The following table shows a static gap analysis reflecting the earlier of the maturity or repricing dates for various assets, including prepayment and amortization estimates, and liabilities as of March 31, 2008. At that point in time, the Company had a cumulative net liability sensitive one-year gap position of $450.8 million, or a negative 18.54% of total interest-bearing assets.

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

	Interest Sensitivity Periods
	Within	91 to 365	Over 1 to 5	Over
At March 31, 2008	90 Days	Days	Years	5 Years	Total
(Dollars in thousands)
Interest Earning Assets
Securities, at amortized cost	$35,256	$89,368	$87,966	$105,958	$318,548
Interest bearing deposits in other banks	—	1,154	—	—	1,154
Loans held-for-sale	3,432	—	—	—	3,432
Loans, net of unearned income	796,763	282,454	870,324	159,034	2,108,575
Total interest earning assets	$835,451	$372,976	$958,290	$264,992	$2,431,709
Interest-bearing Liabilities
NOW accounts	$39,275	$—	$117,823	$—	$157,098
Money market accounts	105,653	—	105,653	—	211,306
Savings accounts	85,234	—	85,234	—	170,468
Time deposits	583,401	605,606	100,640	—	1,289,647
Securities sold under agreement to repurchase and federal funds purchased	225,099	—	—	—	225,099
Other borrowed funds	—	—	25,000	—	25,000
Trust preferred capital notes	15,000	—	25,000	—	40,000
Total interest-bearing liabilities	$1,053,662	$605,606	$459,350	$—	$2,118,618
Cumulative maturity / interest sensitivity gap	$(218,211)	$(450,841)	$48,099	$313,091	$313,091
As % of total earnings assets	-8.97%	-18.54%	1.98%	12.88%

In order to more closely measure interest sensitivity, the Company uses earnings simulation models on a quarterly basis. These models utilize the Company’s financial data and various management assumptions as to balance sheet growth, interest rates, operating expenses and other non-interest income sources to forecast a base level of earnings over a one-year period. This base level of earnings is then shocked assuming a 200 basis points higher and lower level of interest rates over the forecasted period. The most recent earnings simulation model was run based on data as of March 31, 2008, and consistent with the Company’s belief from the static gap analysis that its balance sheet structure was liability sensitive at that time, the model projected that forecasted earnings over a one-year period would decrease by 7.8% if interest rates were to be 200 basis points higher than expected, and forecasted earnings would increase by 4.8% if interest rates were to be 200 basis points lower than expected.  The Company has set a limit on this measurement of interest sensitivity to a maximum decline in earnings of 20%. Since the earnings model uses numerous assumptions regarding the effect of changes in interest rates on the timing and extent of repricing characteristics, future cash flows and customer behavior, the model cannot precisely estimate net income and the effect on net income from sudden changes in interest rates. Actual results will differ from simulated results noted above due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings – None

Item 1A. Risk Factors

There have been no material changes to the risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2007.

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

4.3	Guarantee Agreement dated as of December 19, 2002, between Virginia Commerce Bancorp, Inc. and The Bank of New York, as Guarantee Trustee (3)
4.4	Junior Subordinated Indenture, dated as of December 20, 2005 between Virginia Commerce Bancorp, Inc. and Wilmington Trust Company, as Trustee (3)
4.5

Amended and Restated Declaration of Trust, dated as December 20, 2005, between Virginia Commerce Bancorp, Inc. and Wilmington Trust Company, as Delaware Trustee and Institutional Trustee, and Peter A. Converse, William K. Beauchesne and Marcia J. Hopkins as Administrative Trustees (3)

4.6	Guarantee Agreement dated as of December 20, 2005, between Virginia Commerce Bancorp, Inc. and Wilmington Trust Company, as Guarantee Trustee (3)
10.1	Amended and Restated 1998 Stock Option Plan (4)
10.2	Virginia Commerce Bancorp Amended and Restated Employee Stock Purchase Plan
10.3	2007 Virginia Commerce Bank Executive and Director deferred Compensation Plan (5)
11	Statement Regarding Computation of Per Share Earnings See Note 4 to the Consolidated Financial Statements included in this report
21	Subsidiaries of the Registrant:
Virginia Commerce Bank-Virginia
VCBI Capital Trust II-Delaware
VCBI Capital Trust III-Delaware
Subsidiaries of Virginia Commerce Bank:
Northeast Land and Investment Company-Virginia
Virginia Commerce Insurance Agency, L.L.C.-Virginia
31.1	Certification of Peter A. Converse, Chief Executive Officer
31.2	Certification of William K. Beauchesne, Treasurer and Chief Financial Officer
32.1	Certification of Peter A. Converse Chief Executive Officer
32.2	Certification of William K. Beauchesne, Treasurer and Chief Financial Officer

(1)                        Incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

(4)                        Incorporated by reference to exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-142447)

(5)                        Incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2008	BY	/s/ Peter A. Converse
Peter A. Converse, Chief Executive Officer

Date: May 9, 2008	BY	/s/ William K. Beauchesne
William K. Beauchesne, Treasurer and Chief Financial Officer