Form 10-Q
period 2008-06-30
VIRGINIA COMMERCE BANCORP INC
filed 2008-08-08
CIK 1099305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule12b-2 of the Securities Exchange Act. Yes  ☐.     No  ☒.

As of August 7, 2008, the number of outstanding shares of registrant’s common stock, par value $1.00 per share was: 26,566,711

PART I.   FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share data)

	Unaudited	Audited
	June 30,	December 31,
	2008	2007
Assets
Cash and due from banks	$44,068	$34,201
Interest-bearing deposits with other banks	16,715	1,140
Securities (fair value: 2008, $346,485, 2007, $326,314)	346,403	326,237
Loans held-for-sale	3,415	4,339
Loans, net of allowance for loan losses of $26,103 in 2008 and $22,260 in 2007	2,184,359	1,924,741
Bank premises and equipment, net	13,601	12,705
Accrued interest receivable	10,992	11,451
OREO	6,091	—
Other assets	29,773	24,883
Total assets	$2,655,417	$2,339,697
Liabilities and Stockholders’ Equity
Deposits
Demand deposits	$203,362	$213,820
Savings and interest-bearing demand deposits	567,757	517,165
Time deposits	1,328,167	1,138,180
Total deposits	$2,099,286	$1,869,165
Securities sold under agreement to repurchase and federal funds purchased	278,895	222,534
Other borrowed funds	50,000	25,000
Trust preferred capital notes	41,244	41,244
Accrued interest payable	7,329	8,942
Other liabilities	3,300	3,669
Commitments and contingent liabilities	—	—
Total liabilities	$2,480,054	$2,170,554
Stockholders’ Equity
Preferred stock, $1.00 par, 1,000,000 shares authorized and un-issued	$—	$—
Common stock, $1.00 par, 50,000,000 shares authorized, issued and outstanding 2008, 26,566,711; 2007, 24,022,850	26,567	24,023
Surplus	94,244	73,672
Retained earnings	56,777	70,239
Accumulated other comprehensive income (loss), net	(2,225)	1,209
Total stockholders’ equity	$175,363	$169,143
Total liabilities and stockholders’ equity	$2,655,417	$2,339,697

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands of dollars, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Interest and dividend income:
Interest and fees on loans	$35,935	$34,515	$71,826	$67,315
Interest and dividends on investment securities:
Taxable	3,769	2,920	7,548	5,596
Tax-exempt	298	163	569	253
Dividends	100	74	192	140
Interest on deposits with other banks	85	17	102	35
Interest on federal funds sold	213	90	226	547
Total interest and dividend income	$40,400	$37,779	$80,463	$73,886
Interest expense:
Deposits	$17,307	$16,756	$35,337	$32,946
Securities sold under agreement to repurchase and federal funds purchased	1,418	1,585	3,101	2,836
Other borrowed funds	270	—	464	—
Trust preferred capital notes	691	782	1,382	1,559
Total interest expense	$19,686	$19,123	$40,284	$37,341
Net interest income:	$20,714	$18,656	$40,179	$36,545
Provision for loan losses	3,656	300	7,768	660
Net interest income after provision for loan losses	$17,058	$18,356	$32,411	$35,885
Non-interest income:
Service charges and other fees	$945	$820	$1,866	$1,660
Non-deposit investment services commissions	199	193	349	377
Fees and net gains on loans held-for-sale	415	769	851	1,430
Other	170	193	294	370
Total non-interest income	$1,729	$1,975	$3,360	$3,837
Non-interest expense:
Salaries and employee benefits	$5,853	$5,785	$11,709	$11,321
Occupancy expense	2,167	1,628	4,314	3,244
Data processing expense	542	430	1,081	997
Other operating expense	2,644	2,054	4,894	3,824
Total non-interest expense	$11,206	$9,897	$21,998	$19,386
Income before income taxes	$7,581	$10,434	$13,773	$20,336
Provision for income taxes	2,660	3,555	4,704	6,983
Net Income	$4,921	$6,879	$9,069	$13,353

Earnings per common share, basic (1)	$0.18	$0.26	$0.34	$0.51
Earnings per common share, diluted (1)	$0.18	$0.25	$0.33	$0.49

(1) Adjusted to give effect to a 10% stock dividend paid May 2008.

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2008 and 2007

(In thousands of dollars)

(Unaudited)

					Accumulated
					Other		Total
	Preferred	Common		Retained	Comprehensive	Comprehensive	Stockholders’
	Stock	Stock	Surplus	Earnings	Income (Loss)	Income	Equity
Balance, January 1, 2007	$—	$21,560	$31,231	$87,744	$(684)		$139,851
Comprehensive Income:
Net Income				13,353		$13,353	13,353
Other comprehensive income (loss), unrealized holding losses arising during the period (net of tax of $645)					(1,196)	(1,196)	(1,196)
Total comprehensive income						$12,157
Stock options exercised	—	181	198	—	—		379
Stock option expense	—	—	205	—	—		205
Employee Stock Purchase Plan	—	2	30	—	—		32
10% stock dividend paid May 2007	—	2,172	41,108	(43,280)	—		—
Cash paid in lieu of fractional shares	—	—	—	(12)	—		(12)
Balance, June 30, 2007	$—	$23,915	$72,772	$57,805	$(1,880)		$152,612

Balance, January 1, 2008	$—	$24,023	$73,672	$70,239	$1,209		$169,143
Comprehensive Income:
Net Income				9,069		$9,069	9,069
Other comprehensive income (loss), unrealized holding losses arising during the period (net of tax of $1,849)					(3,434)	(3,434)	(3,434)
Total comprehensive income						$5,635
Stock options exercised	—	132	168	—	—		300
Stock option expense	—	—	288	—	—		288
Employee Stock Purchase Plan	—	—	3	—	—		3
10% stock dividend paid May 2008	—	2,412	20,113	(22,525)	—		—
Cash paid in lieu of fractional shares	—	—	—	(6)	—		(6)
Balance, June 30, 2008	$—	$26,567	$94,244	$56,777	$(2,225)		$175,363

   Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$9,069	$13,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,270	908
Provision for loan losses	7,768	660
Stock based compensation expense	288	205
Deferred tax benefit	(1,450)	(526)
Accretion of security discounts, net	(86)	(172)
Origination of loans held-for-sale	(44,256)	(98,189)
Sale of loans	45,683	93,847
Proceeds from gain on sale of loans	(502)	(826)
Changes in other assets and other liabilities:
Decrease (Increase) in accrued interest receivable	460	(1,575)
Increase in other assets	(7,682)	(1,241)
Decrease in other liabilities	(1,982)	(1,982)
Net Cash Provided by Operating Activities	$8,580	$4,462

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans	$(267,387)	$(108,685)
Purchase of securities available-for-sale	(103,440)	(53,869)
Purchase of securities held-to-maturity	(7,127)	(1,500)
Proceeds from principal payments on securities available-for-sale	11,877	1,416
Proceeds from principal payments on securities held-to-maturity	2,889	2,520
Proceeds from calls and maturities of securities available-for-sale	60,282	18,800
Proceeds from calls and maturities of securities held-to-maturity	10,155	—
Purchase of bank premises and equipment	(2,166)	(2,537)
Net Cash Used In Investing Activities	$(294,917)	$(143,855)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$230,121	$139,515
Net increase in repurchase agreements and Federal Funds purchased	56,361	14,170
Net increase in other borrowed funds	25,000	—
Net proceeds from issuance of capital stock	303	411
Cash paid in lieu of fractional shares	(6)	(12)
Net Cash Provided By Financing Activities	$311,779	$154,084

Net Increase In Cash and Cash Equivalents	25,442	14,691

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	35,341	36,068
CASH AND CASH EQUIVALENTS – END OF PERIOD	$60,783	$50,759

Supplemental Schedule of Noncash Investing Activities:
Unrealized loss on available-for-sale securities	$(5,283)	$(1,841)
Tax benefits on stock options exercised	45	69
Other real estate owned transferred from loans	6,045	—

Supplemental Disclosure of Cash Flow Information:
Taxes Paid	$5,778	$9,026
Interest Paid	41,897	37,319

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                    General

The accompanying unaudited consolidated financial statements of Virginia Commerce Bancorp, Inc. and its subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions as of June 30, 2008 and December 31, 2007, the results of operations for the three and six months ended June 30, 2008 and 2007, and statements of cash flows and stockholders’ equity for the six months ended June 30, 2008 and 2007.  These statements should be read in conjunction with the Company’s annual report on Form 10-K for the period ended December 31, 2007.

Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or any other period.

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

Loans held-for-sale

Loans held for sale which is required to be measured in a lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At June 30, 2008, the entire balance of loans held-for–sale was recorded at its cost.

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

2.                    Investment Securities

Amortized cost and fair value of securities available-for-sale and held-to-maturity as of June 30, 2008 are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-Sale:
U.S. Government Agency obligations	$263,200	$1,540	$(2,016)	$262,724
Domestic corporate debt obligations	8,894	—	(2,108)	6,786
Obligations of states and political subdivisions	30,080	86	(924)	29,242
Restricted stock:
Federal Reserve Bank	1,442	—	—	1,442
Federal Home Loan Bank	6,459	—	—	6,459
Community Bankers’ Bank	55	—	—	55
	$310,130	$1,626	$(5,048)	$306,708

Held-to-Maturity:
U.S. Government Agency obligations	$20,974	$38	$(235)	$20,777
Obligations of states and political subdivisions	18,721	293	(14)	19,000
	$39,695	$331	$(249)	$39,777

VIRGINIA COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

Amortized cost and fair value of securities available-for-sale and held-to-maturity as of December 31, 2007 are as follows (dollars in thousands):

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

The amortized cost of securities pledged as collateral for repurchase agreements, certain public deposits, and other purposes were $266.9 million and $274.0 million at June 30, 2008, and December 31, 2007, respectively.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Provided below is a summary of securities which were in an unrealized loss position at June 30, 2008, and December 31, 2007. Of the total securities in an unrealized loss position at June 30, 2008, 79.7% were U.S. Government Agency obligations with maturities ranging from three months to thirty years. As the Company has the ability and intent to hold these securities until maturity, or until such time as the value recovers, no declines are deemed to be other-than-temporary.  In addition, there has been no deterioration in the ratings for any of the securities that would require they be sold.

	Less Than 12 Months		12 Months of Longer		Total
At June 30, 2008 (Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government Agency obligations	$111,806	$(2,016)	$—	$—	$111,806	$(2,016)
Domestic corporate debt obligations	6,786	(2,108)	—	—	6,786	(2,108)
Obligations of states/political subdivisions	22,037	(924)	—	—	22,037	(924)
	$140,629	$(5,048)	$—	$—	$140,629	$(5,048)
Held-to-maturity:
U.S. Government Agency obligations	$11,874	$(235)	$—	$—	$11,874	$(235)
Obligations of states/political subdivisions	2,629	(14)	—	—	2,629	(14)
	$14,503	$(249)	$—	$—	$14,503	$(249)

VIRGINIA COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

	Less Than 12 Months		12 Months of Longer		Total
At December 31, 2007 (Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government Agency obligations	$—	$—	$10,682	$(101)	$10,682	$(101)
Domestic corporate debt obligations	8,544	(697)	—	—	8,544	(697)
Obligations of states/political subdivisions	12,886	(212)	569	(3)	13,455	(215)
	$21,430	$(909)	$11,251	$(104)	$32,681	$(1,013)
Held-to-maturity:
U.S. Government Agency obligations	$—	$—	$16,611	$(124)	$16,611	$(124)
Obligations of states/political subdivisions	—	—	1,994	(10)	1,994	(10)
	$0	$0	$18,605	$(134)	$18,605	$(134)

3.  Loans

Major classifications of loans, excluding loans held-for-sale, are summarized as follows:

	June 30, 2008	December 31, 2007
	(In Thousand of Dollars)

Commercial	$254,110	$238,670
Real estate-one-to-four family residential:
Closed end first and seconds	197,858	178,310
Home equity lines	107,025	88,055
Total Real estate-one-to-four family residential	$304,883	$266,365
Real estate-multi-family residential	62,667	56,952
Real estate-non-farm, non-residential:
Owner Occupied	411,357	356,035
Non-owner occupied	570,731	479,468
Total Real estate-non-farm, non-residential	$982,088	$835,503
Real estate-construction:
Residential-Owner Occupied	24,308	23,590
Residential-Builder	310,907	302,362
Commercial	266,981	218,338
Total Real estate-construction	$602,196	$544,290
Farmland	2,003	8,714
Consumer	7,641	1,468
Total Loans	$2,215,588	$1,951,962
Less unearned income	5,126	4,961
Less allowance for loan losses	26,103	22,260
Loans, net	$2,184,359	$1,924,741

4.  Allowance for Loan Loss

An analysis of the allowance for loan losses for the six months ended June 30, 2008, June 30, 2007, and the year ended December 31, 2008 is shown below (dollars in thousands):

	June 30, 2008	June 30, 2007	December 31, 2007
Allowance, at beginning of period	$22,260	$18,101	$18,101
Provision charged against income	7,768	660	4,340
Recoveries added to reserve	23	15	31
Losses charged to reserve	(3,948)	(40)	(212)
	$26,103	$18,736	$22,260

Information about impaired loans as of and for June 30, 2008 and December 31, 2007, is as follows (dollars in thousands):

	June 30, 2008	December 31, 2007
Non-accrual loans for which a specific allowance has been provided	$14,780	$3,826
Non-accrual loans for which no specific allowance has been provided	19,404	—
Other impaired loans for which a specific allowance has been provided	23,255	—
Other impaired loans for which no specific allowance has been provided	21,093	15,444
Total Impaired loans	$78,532	$19,270

Allowance provided for impaired loans, included in the allowance for loan losses	$5,994	$1,228

5.  Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of potentially dilutive common stock.  As of June 30, 2008 there were 1,042,694 anti-dilutive stock options outstanding.  The weighted average number of shares for both periods presented, have been adjusted to give effect to a 10% stock dividend paid in May 2008. Potentially dilutive common stock had no effect on income available to common stockholders.

	Three Months Ended				Six Months Ended
	June 30, 2008		June 30, 2007		June 30, 2008		June 30, 2007
		Per		Per		Per		Per
		Share		Share		Share		Share
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Basic earnings per share	26,553,361	$0.18	26,294,535	$0.26	26,542,780	$0.34	26,284,205	$0.51
Effect of dilutive securities:
Stock options	600,540		1,141,162		668,434		1,156,815
Diluted earnings per share	27,153,901	$0.18	27,435,697	$0.25	27,211,214	$0.33	27,441,020	$0.49

6. Stock Compensation Plan

At June 30, 2008, the Company had a stock-based compensation plan.  Included in salaries and employee benefits expense for the six months ended June 30, 2008 and 2007, is $288 thousand and $205 thousand, respectively, of stock-based compensation expense which is based on the estimated fair value of 598,184 options granted between January 2006 and June 2008, as adjusted, amortized on a straight-line basis over a five year requisite service period. As of June 30, 2008, there was $2.1 million remaining of total unrecognized compensation expense related to these option awards which will be recognized over the remaining requisite service periods.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2008 and 2007:

	2008	2007
Expected volatility	23.14%	23.59%
Expected dividends	.00%	.00%
Expected term (in years)	7.2	7.5
Risk-free rate	3.35% to 3.39%	3.70% to 4.93%

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

Stock option plan activity for the six months ended June 30, 2008, adjusted to give effect to the 10% stock dividend in May 2008, is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($ 000)
Outstanding at January 1, 2008	2,000,505	$7.13
Granted	234,531	10.61
Exercised	(141,861)	1.79
Forfeited	(32,953)	14.43
Outstanding at June 30, 2008	2,060,222	$7.77	5.22	$0.00
Exercisable at June 30, 2008	1,585,943	$6.09	4.12	$0.00

The total value of in-the-money options exercised during the six months ended June 30, 2008, was $927,303.

VIRGINIA COMMERCE BANCORP, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Unaudited)

7. Capital Requirements

A comparison of the Company’s and its wholly-owned subsidiary’s, Virginia Commerce Bank (the “Bank”) capital ratios as of June 30, 2008 with the minimum regulatory guidelines is as follows:

	Actual	Minimum Guidelines	Minimum to be “Well-Capitalized”
Total Risk-Based Capital:
Company	10.42%	8.00%	—
Bank	10.39%	8.00%	10.00%

Tier 1 Risk-Based Capital:
Company	9.31%	4.00%	—
Bank	7.56%	4.00%	6.00%

Leverage Ratio:
Company	8.40%	4.00%	—
Bank	6.81%	4.00%	5.00%

8.  Other Borrowed Money and Lines of Credit

The Bank maintains a $375.0 million line of credit with the Federal Home Loan Bank of Atlanta.  The interest rate and term of each advance from the line is dependent upon the advance and commitment type.  Advances on the line are secured by all of the Bank’s qualifying first liens, second liens and home equity lines-of-credit on one-to-four unit single-family dwellings.  As of June 30, 2008, the book value of these qualifying loans totaled approximately $148.9 million and the amount of available credit using this collateral was $93.0 million. Advances on the line of credit in excess of this amount require pledging of additional assets, including other types of loans and investment securities. As of June 30, 2008, the Bank had $50 million in outstanding advances. The Bank has additional short-term lines of credit totaling $120.0 million with nonaffiliated banks at June 30, 2008, on which $63 million was outstanding at that date.

9. Trust Preferred Securities

On December 19, 2002, the Company completed a private placement issuance of $15.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust II) which issued $470 thousand in common equity to the Company. These securities bear a floating rate of interest, adjusted semi-annually, of 330 basis points over six month Libor, currently 6.43%, with a maximum rate of 11.9% until December 30, 2007. These securities were callable at par beginning December 30, 2007. On December 20, 2005, the Company completed a private placement of $25.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust III) which issued $774 thousand in common equity to the Company. These securities bear a fixed rate of interest of 6.19% until February 23, 2011, at which time they convert to a floating rate, adjusted quarterly, of 142 basis points over three month Libor. These securities are callable at par beginning February 23, 2011.

The principal asset of each trust is a similar amount of the Company’s junior subordinated debt securities with an approximately 30 year term from issuance and like interest rates to the trust preferred securities. The obligations of the Company with respect to the trust preferred securities constitute a full and unconditional guarantee by the Company of each Trust’s obligations with respect to the trust preferred securities to the extent set forth in the related guarantees. Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, resulting in a deferral of distribution payments on the related trust preferred securities. If the Company defers interest payments on the junior subordinated debt securities, or otherwise is in default of the obligations in respect to the trust preferred securities, the Company would be prohibited from making dividend payments to its shareholders, and from most purchases, redemptions or acquisitions of  the Company’s common stock.

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

10. Segment Reporting

In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” the Company has two reportable segments, its community banking operations and its mortgage banking division. Community banking operations, the major segment, involves making loans and gathering deposits from individuals and businesses in the Bank’s market area, while the mortgage banking division originates and sells mortgage loans, servicing released, on one-to-four family residential properties.  Revenues from mortgage lending consist of interest earned on mortgage loans held-for-sale, loan origination fees, and net gains on the sale of loans in the secondary market. The Bank provides the mortgage division with short-term funds to originate loans and charges it interest on the funds based on what the Bank earns on overnight funds. Expenses include both fixed overhead and variable costs on originated loans such as loan officer commissions, document preparation and courier fees. The following table presents segment information for the six months ended June 30, 2008, and 2007. Eliminations consist of overhead and interest charges by the Bank to the mortgage lending division.

	Six Months Ended June 30, 2008
(In thousands)	Community Banking	Mortgage Lending	Eliminations	Total
Interest income	$80,356	$107	—	$80,463
Non-interest income	2,509	851	—	3,360
Total operating income	$82,865	$958	$—	$83,823

Interest expense	$40,284	$44	$(44)	$40,284
Provision for loan losses	7,768	—	—	7,768
Non-interest expense	20,842	1,198	(42)	21,998
Total operating expense	$68,894	$1,242	$(86)	$70,050
Income before taxes on income	$13,971	$(284)	$86	$13,773
Provision for income taxes	4,803	(99)	—	4,704
Net Income	$9,168	$(185)	$86	$9,069

Total Assets	$2,651,843	$3,574	—	$2,655,417

	Six Months Ended June 30, 2007
(In thousands)	Community Banking	Mortgage Lending	Eliminations	Total
Interest income	$73,652	$234	—	$73,886
Non-interest income	2,407	1,430	—	3,837
Total operating income	$76,059	$1,664	$—	$77,723

Interest expense	$37,341	$205	$(205)	$37,341
Provision for loan losses	660	—	—	660
Non-interest expense	17,818	1,539	29	19,386
Total operating expense	$55,819	$1,744	$(176)	$57,387
Income before taxes on income	$20,240	$(80)	$176	$20,336
Provision for income taxes	7,011	(28)	—	6,983
Net Income	$13,229	$(52)	$176	$13,353

Total Assets	$2,100,375	$13,172	—	$2,113,547

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

General

The following presents management’s discussion and analysis of the consolidated financial condition and results of operations of Virginia Commerce Bancorp, Inc. and subsidiaries (the “Company”) as of the dates and for the periods indicated. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto, and other financial data appearing elsewhere in this report. The Company is the parent bank holding company for Virginia Commerce Bank (the “Bank”), a Virginia state-chartered bank that commenced operations in May 1988. The Bank pursues a traditional community banking strategy, offering a full range of business and consumer banking services through twenty-six branch offices, one residential mortgage office and one investment services offices.

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

Critical Accounting Policies

During the quarter ended June 30, 2008 there were no changes in the Company’s critical accounting policies as reflected in the last report.

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

The Company’s 1998 Stock Option Plan (the “Plan”), which is shareholder-approved, permits the grant of share options to its directors and officers for up to 2.42 million shares of common stock, as adjusted for a ten-percent stock dividend paid on May 7, 2008. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant, generally vest based on 5 years of continuous service and have 10-year contractual terms. The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model that currently uses historical volatility of the Company’s stock based on a 7.2 year expected term, before exercise, for the options granted, and a risk-free interest rate based on the U.S. Treasury curve in effect at the time of the grant to estimate total stock-based compensation expense. This amount is then amortized on a straight-line basis over the requisite service period, currently 5 years, to salaries and benefits expense. See Note 5 to the Consolidated Financial Statements for additional information regarding the Stock Option Plan and related expense.

Results of Operations

For the six months ended June 30, 2008, the Bank experienced strong growth in assets, loans and deposits, with total assets rising $315.7 million, or 13.2%, from $2.34 billion at December 31, 2007, to $2.65 billion at June 30, 2008, as total deposits grew $230.1 million, or 12.3%, from $1.87 billion to $2.10 billion. Earnings for the period of $9.1 million were down $4.3 million, or 32.1%, compared to $13.4 million earned in the same period in 2007. On a diluted per share basis, earnings for the six months ended June 30, 2008, were $0.33 compared to $0.49 for the same period in 2007, a decrease of 32.1%. For the three months ended June 30, 2008, earnings of $4.9 million were down $2.0 million, or 28.5%, from 2007 second quarter earnings of $6.9 million. Earnings for both the three and six months ended June 30, 2008, were significantly impacted by loan loss provisions of $3.7 million and $7.8 million, respectively. These higher provisions were the result of increases in the level of non-performing assets and other impaired loans, $3.9 million in net charge-offs year-to-date, and overall loan portfolio growth.

Loans, net of the allowance for loan losses, increased $259.6 million, or 13.5%, from $1.92 billion at December 31, 2007, to $2.18 billion at June 30, 2008, and represented 104.1% of total deposits at June 30, 2008, compared to 103.0% at December 31, 2007. The majority of the growth in loans occurred in non-farm, non-residential real estate loans which increased $146.6 million, or 17.5%, from $835.5 million at December 31, 2007, to $982.1 million at

June 30, 2008, while construction loans rose $57.9 million and one-to-four family residential real estate loans increased by $19.9 million. Increases in one-to-four family residential loans are due to the Bank holding more of its originations in portfolio rather than selling them, due to a reduction in demand and available products in the secondary market, while the growth in construction loans was concentrated in commercial real estate projects. Since June 30, 2007, residential construction loans are down $17.6 million and are expected to decrease further as that lending focus is significantly curtailed.

Total deposit growth of $230.1 million included a decrease in demand deposits of $10.5 million, or 4.9%, from $213.8 million at December 31, 2007, to $203.3 million at June 30, 2008, an increase in savings and interest-bearing demand deposits of $50.6 million, or 9.8%, and an increase in time deposits of $190.0 million, from $1.14 billion at December 31, 2007, to $1.33 billion. The majority of the Bank’s deposits are attracted from individuals and businesses in the Northern Virginia and the Metropolitan Washington, D.C. area, and the interest rates the Bank pays are generally near the top of the local market.

Repurchase agreements, the majority of which represent funds of significant commercial demand deposit customers, and Fed funds purchased increased $56.4 million, or 25.3%, from $222.5 million at December 31, 2007, to $278.9 million at June 30, 2008. As of June 30, 2008, Fed funds purchased represented $63.0 million of the $278.9 million in total repurchase agreements and Fed funds purchased.

As noted, for the six months ended June 30, 2008, net income decreased $4.3 million, or 32.1%, from $13.4 million for the six months ended June 30, 2007, to $9.1 million, as net interest income increased $3.6 million, or 9.9%, non-interest income decreased $477 thousand, or 12.4%, non-interest expense rose $2.6 million, or 13.5%, and provisions for loan losses were up $7.1 million. Diluted earnings per share, adjusted giving effect to a 10% stock dividend in May 2008, of $0.33 were down $0.16, or 32.7%, from $0.49 for the comparable period in 2007. The Company’s annualized return on average assets and return on average equity were 0.73% and 10.43% for the current six month period compared to 1.32% and 18.40% for the six months ended June 30, 2007.

For the three months ended June 30, 2008, net income of $4.9 million was down $2.0 million, or 28.5%, compared to $6.9 million for the same period in 2007 as net interest income rose $2.1 million, or 11.0%, non-interest income decreased $246 thousand, or 12.5%, and provisions for loan losses were up $3.4 million. Diluted earnings per share declined $0.07, or 28.0%, from $0.25 for the three months ended June 30, 2007, to $0.18 for the three month period ended June 30, 2008. The return on average assets and return on average equity were 0.76% and 11.18% for the three months ended June 30, 2008, compared to 1.34% and 18.41% for the same period in 2007.

Stockholders’ equity increased $6.3 million, or 3.7%, from $169.1 million at December 31, 2007, to $175.4 million at June 30, 2008, on earnings of $9.1 million, $303 thousand in proceeds and tax benefits related to the exercise of options by Company directors, officers and employees, $288 thousand in stock based compensation expense credits and a decrease of $3.4 million in other comprehensive income related to the investment securities portfolio, net of tax. In May, 2008, the Company paid a 10% stock dividend increasing the number of shares outstanding to 26.6 million.

Net Interest Income

Net interest income is the excess of interest earned on loans and investments over the interest paid on deposits and borrowings, and is the Company’s primary revenue source. Net interest income is thereby affected by balance sheet growth, changes in interest rates and changes in the mix of investments, loans, deposits and borrowings. Net interest income increased $3.6 million, or 9.9%, from $36.5 million for the six months ended June 30, 2007, to $40.2 million for the six month period ended June 30, 2008, and increased $2.1 million, or 11.0%, from $18.6 million for the three months ended June 30, 2007, to $20.7 million for the three months ended June 30, 2008. Increases for both periods were due to overall balance sheet growth as the net interest margin declined from 3.74% for the six months ended June 30, 2007, to 3.32% for the current six-month period and from 3.75% for the three months ended June 30, 2007, to 3.30% for the three months ended June 30, 2008.

The year-over-year declines in the net interest margin continue to be primarily the result of lower yields on loans due to reductions in the prime rate from 8.25% in June 2007, to 5.00% presently. As a result, the yield on loans fell 128 basis points, from 7.88% for the three months ended June 30, 2007, to 6.71% in the current period.  On the funding side, ongoing strong competition for deposits in the local market has not allowed for the same level of decline in the cost of interest-bearing liabilities, which decreased 91 basis points, from 4.49% for the three months ended June 30, 2007, to 3.58%. Increases in non-performing loans have also impacted the margin, accounting for a ten basis point decline in the second quarter of 2008, and a seven basis point decline year-to-date. Over the next six months, and considering no change in the prime rate over that period, Management anticipates the margin will continue to range from 3.25% to 3.50% as over $800 million in time deposits mature and generally are expected to be renewed or replaced at lower rates.

The following tables show the average balance sheets for each of the three months and six months ended June 30, 2008 and 2007.  In addition, the amounts of interest earned on interest-earning assets, with related yields on a tax-equivalent basis, and interest expense on interest-bearing liabilities, with related rates, are shown.  Loans placed on a non-accrual status are included in the average balances. Net loan fees and late charges included in interest income on loans totaled $1.4 million and $1.5 million for the three months ended June 30, 2008, and 2007, respectively, and totaled $2.7 million and $2.8 million for the six month periods.

	Three months ended June 30,
	2008			2007
(Dollars in thousands)	Average Balance	Interest Income- Expense	Average Yields /Rates	Average Balance	Interest Income- Expense	Average Yields /Rates
Assets
Securities (1)	$331,321	$4,167	5.14%	$260,680	$3,157	4.92%
Loans, net of unearned income	2,150,165	35,935	6.71%	1,733,803	34,515	7.88%
Interest-bearing deposits in other banks	13,311	85	2.58%	1,213	17	5.64%
Federal funds sold	41,595	213	2.03%	6,879	90	5.18%
Total interest-earning assets	$2,536,392	$40,400	6.41%	$2,002,575	$37,779	7.58%
Other assets	54,700			61,465
Total Assets	$2,591,092			$2,064,040

Liabilities and Stockholders’ Equity
Interest-bearing deposits:
NOW accounts	$167,541	$689	1.65%	$159,701	$673	1.69%
Money market accounts	212,071	1,437	2.72%	227,913	2,258	3.97%
Savings accounts	180,939	1,367	3.03%	106,170	1,172	4.43%
Time deposits	1,346,262	13,814	4.12%	1,011,207	12,653	5.02%
Total interest-bearing deposits	$1,906,813	$17,307	3.64%	$1,504,991	$16,756	4.47%
Securities sold under agreement to repurchase and federal funds purchased	231,347	1,418	2.46%	160,953	1,585	3.95%
Other borrowed funds	25,275	270	4.23%	—	—	—
Trust preferred capital notes	40,000	691	6.83%	43,000	782	7.20%
Total interest-bearing liabilities	$2,203,435	$19,686	3.58%	$1,708,944	$19,123	4.49%
Demand deposits and other liabilities	211,168			205,237
Total liabilities	$2,414,603			$1,914,181
Stockholders’ equity	176,489			149,859
Total liabilities and stockholders’ equity	$2,591,092			$2,064,040
Interest rate spread			2.83%			3.09%
Net interest income and margin		$20,714	3.30%		$18,656	3.75%

(1) Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders’ equity.  Average yields on loans and securities are stated on a tax equivalent basis, using a 35% rate.

	Six months ended June 30,
	2008			2007
(Dollars in thousands)	Average Balance	Interest Income- Expense	Average Yields /Rates	Average Balance	Interest Income- Expense	Average Yields /Rates
Assets
Securities (1)	$326,155	$8,309	5.20%	$251,088	$5,989	4.83%
Loans, net of unearned income	2,090,394	71,826	6.90%	1,701,409	67,315	7.98%
Interest-bearing deposits in other banks	7,340	102	2.79%	1,269	35	5.64%
Federal funds sold	21,899	226	2.04%	20,928	547	5.20%
Total interest-earning assets	$2,445,788	$80,463	6.62%	$1,974,694	$73,886	7.56%
Other assets	58,133			60,525
Total Assets	$2,503,921			$2,035,219

Liabilities and Stockholders’ Equity
Interest-bearing deposits:
NOW accounts	$156,930	$1,201	1.53%	$158,356	$1,321	1.68%
Money market accounts	209,303	3,093	2.96%	232,366	4,547	3.95%
Savings accounts	172,887	2,808	3.26%	92,159	1,979	4.33%
Time deposits	1,281,000	28,235	4.42%	1,013,631	25,099	4.99%
Total interest-bearing deposits	$1,820,120	$35,337	3.89%	$1,496,512	$32,946	4.44%
Securities sold under agreement to repurchase and federal funds purchased	232,771	3,101	2.67%	145,786	2,836	3.92%
Other borrowed funds	25,138	464	3.66%	—	—	—
Trust preferred capital notes	40,000	1,382	6.83%	43,000	1,559	7.21%
Total interest-bearing liabilities	$2,118,029	$40,284	3.81%	$1,685,298	$37,341	4.47%
Demand deposits and other liabilities	211,456			203,564
Total liabilities	$2,329,485			$1,888,862
Stockholders’ equity	174,436			146,357
Total liabilities and stockholders’ equity	$2,503,921			$2,035,219
Interest rate spread			2.81%			3.09%
Net interest income and margin		$40,179	3.32%		$36,545	3.74%

(1) Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders’ equity.  Average yields on loans and securities are stated on a tax equivalent basis, using a 35% rate.

Allowance for Loan Losses / Provision for Loan Loss Expense

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. For the six months ended June 30, 2008, provisions for loan losses were $7.8 million compared to $660 thousand in the same period in 2007. This was due to a $36.4 million increase in non-performing assets from December 31, 2007, to June 30, 2008, higher net loan growth of $259.6 million in 2008 as compared to growth of $108.0 million for the six months ended June 30, 2007, and $3.9 million in net charge-offs year-to-date. In addition, other impaired loans, which, although well-secured and currently performing, but in some instances requiring higher reserve levels, increased from $15.4 million at December 31, 2007, to $44.3 million at June 30, 2008. As a result, the allowance for loan losses to total loans rose from 1.14% at December 31, 2007, to 1.18% as of June 30, 2008. See “Risk Elements and Non-performing Assets” for additional discussion relating to the increase in non-performing assets and potential problem loans.

Management feels that the allowance for loan losses is adequate at June 30, 2008. However, there can be no assurance that additional provisions for loan losses will not be required in the future, due to possible changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, on a national basis or in the Company’s market area, or changes in the circumstances of particular borrowers.

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

The following schedule summarizes the changes in the allowance for loan losses:

	Six Months	Six Months	Twelve Months
	Ended	Ended	Ended
	June 30, 2008	June 30, 2007	December 31, 2007
	(In Thousands of Dollars)

Allowance, at beginning of period	$22,260	$18,101	$18,101
Provision charged against income	7,768	660	4,340
Recoveries:
Consumer loans	23	15	31
Losses charged to reserve:
Commercial loans	(1,993)	—	—
Consumer loans	(150)	(40)	(212)
Real estate - one-to-four family residential	(686)	—	—
Real estate – residential construction	(1,119)	—	—
Net charge-offs	(3,925)	(25)	(181)
Allowance, at end of period	$26,103	$18,736	$22,260

Ratio of net charge-offs to average loans outstanding during period	0.19%	0.001%	0.01%
Allowance for loan losses to total loans	1.18%	1.06%	1.14%

Risk Elements and Non-performing Assets

Non-performing assets consist of non-accrual loans, restructured loans, and other real estate owned (foreclosed properties).  For the six months ended June 30, 2008, the total non-performing assets and loans that are 90 days or more past due and still accruing interest increased by $39.5 million from $4.4 million at December 31, 2007, to $43.9 million at June 30, 2008. In addition to the increase in non-performing loans, other impaired loans, which, although well-secured and currently performing, but in some instances requiring higher reserve levels, increased from $37.8 million at March 31, 2008, to $44.3 million at June 30, 2008.  As a result, the ratio of non-performing assets and loans past due 90 days and still accruing to total assets increased from 0.19% at December 31, 2007, to 1.65% at June 30, 2008.

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

Year-to-date additions to non-performing loans, charge-offs and other impaired loans have been concentrated in the residential-builder construction portfolio and are also evident in non-farm, non-residential real estate and commercial loans, which are tied to enterprises engaged in residential construction or other residential real estate related businesses.  Other sectors and sub-markets of the broader loan portfolio continue to perform well with delinquencies and losses well below peer experience.  Management is focused on risk identification and mitigating activities within the impacted portfolio segments and sub-markets and is establishing specific reserves where warranted, based upon a current market value analysis of the underlying collateral.

The market decline remains dynamic.  As non-performing loans are addressed, additional charge-offs are anticipated to range from 0.35% of average loans outstanding, to a worst case scenario of 0.50% for the year, inclusive of first and second quarter charge-offs.  Non-performing assets could prospectively rise to the 3.0% level by year-end, on a worst case basis.

Total non-performing assets consist of the following:

	June 30, 2008	June 30, 2007	December 31, 2007
	(In Thousands of Dollars)

Non-accrual loans:
Commercial	$1,951	$924	$1,583
Real estate-one-to-four family residential:
Closed end first and seconds	173	—	95
Home equity lines	395	—	—
Total Real estate-one-to-four family residential	$568	$—	$95
Real estate-multi-family residential	—	—
Real estate-non-farm, non-residential:
Owner Occupied	2,534	—	125
Non-owner occupied	411	141	—
Total Real estate-non-farm, non-residential	$2,945	$141	$125
Real estate-construction:
Residential-Owner Occupied	3,889	—	—
Residential-Builder	23,278	2,184	1,941
Commercial	1,513	—	—
Total Real estate-construction:	$28,680	$2,184	$1,941
Consumer	40	3	82
Total Non-accrual loans	34,184	3,252	3,826
OREO	6,091	—	—
Total non-performing assets	$40,275	$3,252	$3,826
Loans 90+ days past due and still accruing	3,641	461	579
Total non-performing assets and past due loans	$43,916	$3,713	$4,405

Non-performing assets
to total loans:	1.82%	0.18%	0.20%
to total assets:	1.52%	0.15%	0.19%
Non-performing assets and past due loans
to total loans:	1.99%	0.21%	0.23%
to total assets:	1.65%	0.17%	0.19%

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

At June 30, 2008, the Company had $1.64 billion, or 74.3%, of total loans concentrated in commercial real estate. Commercial real estate for purposes of this discussion includes all construction loans, loans secured by multi-family residential properties and loans secured by non-farm, non-residential properties. At December 31, 2007, commercial real estate loans were $1.44 billion, or 73.7%, of total loans. Total construction loans of $602.2 million at June 30, 2008, represented 27.2% of total loans, loans secured by multi-family residential properties of $62.7 million represented 2.8% of total loans, and loans secured by non-farm, non-residential properties of $982.1 million represented 44.3%.

Construction loans at June 30, 2008, included $310.9 million in loans to commercial builders of single family residential property and $24.3 million to individuals on single family residential property, representing 14.0% and 1.1% of total loans, respectively, and together representing 15.1% of total loans. These loans are made to a number of unrelated entities and generally have a term of twelve to eighteen months.  In addition the Company had $267.0 million of construction loans on non-residential commercial property at June 30, 2008, representing 12.1% of total loans. These total construction loans of $602.2 million include $219.0 million in land acquisition and or development loans on residential property and $128.3 million in land acquisition and or development loans on commercial property, together totaling $347.3 million, or 15.7% of total loans. Adverse developments in the Northern Virginia real estate market or economy, including substantial increases in mortgage interest rates, slower housing sales, and increased commercial property vacancy rates, could have an adverse impact on these groups of loans and the Bank’s income and financial position. At June 30, 2008, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio.  An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

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

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending.  Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land which represent in total 100% or more of an institutions total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institutions total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital.  The Company, like many community banks, has a concentration in commercial real estate loans.  Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to its commercial real estate portfolio.  The Company is well capitalized.  Nevertheless, it is possible that the Company could be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could require us to obtain additional capital, and may adversely affect shareholder returns.

Non-Interest Income

Non-interest income decreased $477 thousand, or 12.4%, from $3.8 million for the six months ended June 30, 2007, to $3.3 million for the same period ended June 30, 2008, and decreased $246 thousand, or 12.5%, from $2.0 million for the three months ended June 30, 2007, to $1.7 million in the current period. Reduced fees and net gains on mortgage loans held-for-sale account for the majority of the decrease in non-interest income year-over-year, due to lower levels of originations being sold.

Non-Interest Expense

For the six months ended June 30, 2008, non-interest expense increased $2.6 million, or 13.5%, compared to the same period in 2007, and increased $1.3 million, or 13.2%, from $9.9 million for the three months ended June 30, 2007, to $11.2 million for the three months ended June 30, 2008. The majority of the year-over-year increases were due to the opening of five new branch locations and collections expense associated with non-performing loans and OREO. As a result of this increased expense, as well as slower growth in net interest income and lower non-interest income, the efficiency ratio rose from 48.0% in the second quarter of 2007 to 49.9% in the current period and to 50.5% on a year-to-date basis. Management expects slightly higher levels in all non-interest expense categories for the remainder of 2008 with the opening of an additional branch location in the fall.

Provision for Income Taxes

The Company’s income tax provisions are adjusted for non-deductible expenses and non-taxable interest after applying the U.S. federal income tax rate of 35%.  The provision for income taxes totaled $2.7 million and $3.6 million for the three months ended June 30, 2008 and 2007, respectively, and totaled $4.7 million and $7.0 million for the six month periods. The effects of non-deductible expenses and non-taxable income on the Company’s income tax provisions are minimal.

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

The Company measures total liquidity through cash and cash equivalents, securities available-for-sale, mortgage loans held-for-sale, other loans and investment securities maturing within one year, less securities pledged as collateral for repurchase agreements, public deposits and other purposes, and less any outstanding federal funds purchased.  These liquidity sources increased $36.3 million, or 6.3%, from $577.5 million at December 31, 2007, to $613.8 million at June 30, 2007, due to an increase in available-for-sale securities and loans maturing within one year.

Additional sources of liquidity available to the Company include the capacity to borrow funds through established short-term lines of credit with various correspondent banks, and the Federal Home Loan Bank of Atlanta. Available funds from these liquidity sources, based on presently pledged collateral, were approximately $90.0 million and $125.0 million at June 30, 2008, and December 31, 2007, respectively. The Bank’s available portion of its line of credit with the Federal Home Loan Bank of Atlanta is $43.0 million of the $90.0 million as of June 30, 2008.

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

Commitments to extend credit which amounted to $560.0 million at June 30, 2008, and $551.0 million at December 31, 2007, represent legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At June 30, 2008, and December 31, 2007, the Company had $74.7 million and $53.7 million, respectively, in outstanding standby letters of credit.

Contractual Obligations

Since December 31, 2007, there have been no significant changes in the Company’s contractual obligations other than additional leases entered into for new branch locations.

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

Both the Company’s and the Bank’s capital levels continue to meet regulatory requirements.  The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios.  Tier 1 capital consists of common and qualifying preferred stockholders’ equity less goodwill.  Total risk-based capital consists of Tier 1 capital, qualifying subordinated debt, and a portion of the allowance for loan losses.  Risk-based capital ratios are calculated with reference to risk-weighted assets.  The leverage ratio compares Tier 1 capital to total average assets for the most recent quarter end.  The Bank’s Tier 1 risk-based capital ratio was 7.56% at June 30, 2008, compared to 7.77% at December 31, 2007, and its total risk-based capital ratio was 10.39% at June 30, 2008, compared to 10.73% at December 31, 2007. These ratios are in excess of the mandated minimum requirement of 4.00% and 8.00%, respectively. The Bank’s leverage ratio was 6.81% at June 30, 2008, compared to 7.12% at December 31, 2007, and is also in excess of the mandated minimum requirement of 4.00%. Based on these ratios, the Bank is considered “well capitalized” under regulatory prompt corrective action guidelines. The Company’s Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage ratio was 9.31%, 10.42% and 8.40%, respectively, at June 30, 2008. Both the Company’s and Bank’s capital positions reflect proceeds of the issuance of $40 million in trust preferred securities.

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

The Federal Reserve has revised the capital treatment of trust preferred securities. As a result, the capital treatment of trust preferred securities has been revised to provide that beginning in 2009, such securities can be counted as Tier 1 capital at the holding company level, together with other restricted core capital elements, up to 25% of total capital (net of goodwill), and any excess as Tier 2 capital up to 50% of Tier 1 capital.  At June 30, 2008, trust preferred securities represented 18.4% of the Company’s Tier 1 capital and 16.4% of its total qualifying capital.  Should future trust preferred issuances to increase holding company capital levels not be available to the same extent as currently, the Company may be required to raise additional equity capital, through the sale of common stock or other means, sooner than it would otherwise do so.

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

One of the tools used by the Company to assess interest sensitivity on a monthly basis is the static gap analysis that measures the cumulative differences between the amounts of assets and liabilities maturing or repricing within various time periods. It is the Company’s goal to limit the one-year cumulative difference, or gap, in an attempt to limit changes in future net interest income from changes in market interest rates. The following table shows a static gap analysis reflecting the earlier of the maturity or repricing dates for various assets, including prepayment and amortization estimates, and liabilities as of June 30, 2008. At that point in time, the Company had a cumulative net liability sensitive one-year gap position of $420.4 million, or a negative 16.29% of total interest-bearing assets.

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

At June 30, 2008

	Interest Sensitivity Periods
	Within	91 to 365	Over 1 to 5	Over
(Dollars in thousands)	90 Days	Days	Years	5 Years	Total
Interest Earning Assets
Securities, at amortized cost	$24,777	$100,268	$106,188	$118,592	$349,825
Interest bearing deposits in other banks	15,546	1,169	—	—	16,715
Loans held-for-sale	3,415	—	—	—	3,415
Loans, net of unearned income	855,695	284,577	873,074	197,116	2,210,462
Total interest earning assets	$899,433	$386,014	$979,262	$315,708	$2,580,417
Interest-bearing Liabilities
NOW accounts	$84,274	$—	$84,274	$—	$168,548
Money market accounts	104,088	—	104,089	—	208,177
Savings accounts	95,516	—	95,516	—	191,032
Time deposits	534,315	593,802	200,050	—	1,328,167
Securities sold under agreement to repurchase and federal funds purchased	253,895	—	—	25,000	278,895
Trust preferred capital notes	—	15,000	25,000	—	40,000
Other borrowed funds	25,000	—	25,000	—	50,000
Total interest-bearing liabilities	$1,097,088	$608,802	$533,929	$25,000	$2,264,819
Cumulative maturity / interest sensitivity gap	$(197,655)	$(420,443)	$24,890	$315,598	$315,598
As % of total earnings assets	-7.66%	-16.29%	0.96%	12.23%

In order to more closely measure interest sensitivity, the Company uses earnings simulation models on a quarterly basis. These models utilize the Company’s financial data and various management assumptions as to balance sheet growth, interest rates, operating expense, and other non-interest income sources to forecast a base level of earnings over a one-year period. This base level of earnings is then shocked assuming a 200 basis points higher and lower level of interest rates over the forecasted period. The most recent earnings simulation model was run based on data as of June 30, 2008, and consistent with the Company’s belief from the static gap analysis that its balance sheet structure was liability sensitive at that time, the model projected that forecasted earnings over a one-year period would decrease by 10.68% if interest rates were to be 200 basis points higher than expected, and forecasted earnings to increase by 5.90% if interest rates were to be 200 basis points lower than expected.  Management believes the modeled results are consistent with the short duration of its balance sheet and given the many variables that effect the actual timing of when assets and liabilities will reprice. The Company has set a limit on this measurement of interest sensitivity to a maximum decline in earnings of 20%. Since the earnings model uses numerous assumptions regarding the effect of changes in interest rates on the timing and extent of repricing characteristics, future cash flows and customer behavior, the model cannot precisely estimate net income and the effect on net income from sudden changes in interest rates. Actual results will differ from simulated results noted above due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings – None

Item 1A. Risk Factors

There have been no material changes to the risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2007, except for the increase in the level of non-performing assets and loan loss provisions discussed under “Risk Elements and Non-performing assets.”

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Sales of Unregistered Securities.- None

(b)     Use of Proceeds.- Not Applicable.

(c)     Issuer Purchases of Securities.- None

Item 3.    Defaults Upon Senior Securities.- None

Item 4.    Submission of Matters to a Vote of Security Holders

On April 30, 2008, the annual meeting of shareholders of the Company was held for the purpose of electing eight (8) directors to serve until the next annual meeting and until their successors are duly elected and qualified.

The name of each director elected at the meeting, and the votes cast for such persons, who constitute the entire Board of Directors in office following the meeting, are set forth below.

Name	For	Withheld	Broker Non-votes
Leonard Adler	20,414,614	232,759	none
Michael Anzilotti	17,969,783	2,677,590	none
Peter A. Converse	18,087,743	2,559,630	none
W. Douglas Fisher	20,159,842	487,531	none
David M. Guernsey	20,122,252	525,121	none
Robert H. L’Hommedieu	17,431,390	3,215,983	none
Norris E. Mitchell	20,139,693	507,680	none
Arthur L. Walters	20,065,657	581,716	none

Additionally, on April 30, 2008, at the annual meeting of shareholders, shareholders approved an amendment to the Company’s 1998 Stock Option Plan extending the term of the plan until June 2013.  Results of the vote were 15,791,790 for, 347,181 against and 4,508,402 broker non-votes.

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

4.6	Guarantee Agreement dated as of December 20, 2005, between Virginia Commerce Bancorp, Inc. and Wilmington Trust Company, as Guarantee Trustee (3)
10.1	Amended and Restated 1998 Stock Option Plan (4)
10.2	Virginia Commerce Bancorp Amended and Restated Employee Stock Purchase Plan (5)
10.3	2007 Virginia Commerce Bank Executive and Director Deferred Compensation Plan (6)
11	Statement Regarding Computation of Per Share Earnings See Note 4 to the Consolidated Financial Statements included in this report
21	Subsidiaries of the Registrant:
Virginia Commerce Bank-Virginia
VCBI Capital Trust II-Delaware
VCBI Capital Trust III-Delaware
Subsidiaries of Virginia Commerce Bank:
Northeast Land and Investment Company-Virginia
Virginia Commerce Insurance Agency, L.L.C.-Virginia
31.1	Certification of Peter A. Converse, Chief Executive Officer
31.2	Certification of William K. Beauchesne, Treasurer and Chief Financial Officer
32.1	Certification of Peter A. Converse Chief Executive Officer
32.2	Certification of William K. Beauchesne, Treasurer and Chief Financial Officer

(1)	Incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.
(2)	Incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K filed on July 27, 2007.
(3)	Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation SK. The Company agrees to provide a copy of these documents to the Commission upon request.
(4)	Incorporated by reference to exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-142447)
(5)	Incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008
(6)	Incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2008	BY	/s/ Peter A. Converse
Peter A. Converse, Chief Executive Officer

Date: August 7, 2008	BY	/s/ William K. Beauchesne
William K. Beauchesne, Treasurer and Chief Financial Officer