Form 10-Q
period 2008-09-30
VIRGINIA COMMERCE BANCORP INC
filed 2008-11-07
CIK 1099305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  SEPTEMBER 30, 2008

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

As of November 7, 2008, the number of outstanding shares of registrant’s common stock, par value $1.00 per share was: 26,566,711

PART I.   FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share data)

	Unaudited	Audited
	September 30,	December 31,
	2008	2007
Assets
Cash and due from banks	$31,354	$34,201
Interest-bearing deposits with other banks	1,184	1,140
Securities (fair value: 2008, $327,408, 2007, $326,314)	327,138	326,237
Loans held-for-sale	4,547	4,339
Loans, net of allowance for loan losses of $32,634 in 2008 and $22,260 in 2007	2,232,779	1,924,741
Bank premises and equipment, net	13,947	12,705
Accrued interest receivable	11,165	11,451
OREO	6,002	—
Other assets	33,572	24,883
Total assets	$2,661,688	$2,339,697
Liabilities and Stockholders’ Equity
Deposits
Demand deposits	$206,527	$213,820
Savings and interest-bearing demand deposits	536,620	517,165
Time deposits	1,412,695	1,138,180
Total deposits	$2,155,842	$1,869,165
Securities sold under agreement to repurchase and Federal funds purchased	198,009	222,534
Other borrowed funds	50,000	25,000
Trust preferred capital notes	65,736	41,244
Accrued interest payable	7,360	8,942
Other liabilities	6,384	3,669
Commitments and contingent liabilities	—	—
Total liabilities	$2,483,331	$2,170,554
Stockholders’ Equity
Preferred stock, $1.00 par, 1,000,000 shares authorized and unissued	$—	$—
Common stock, $1.00 par, 50,000,000 shares authorized, issued and outstanding 2008, 26,566,711; 2007, 23,919,498	26,567	24,023
Surplus	95,678	73,672
Retained earnings	59,450	70,239
Accumulated other comprehensive income (loss), net	(3,338)	1,209
Total stockholders’ equity	$178,357	$169,143
Total liabilities and stockholders’ equity	$2,661,688	$2,339,697

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands of dollars, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Interest and dividend income:
Interest and fees on loans	$36,329	$35,441	$108,155	$102,756
Interest and dividends on investment securities:
Taxable	3,792	3,309	11,340	8,905
Tax-exempt	339	228	908	481
Dividends	67	77	259	217
Interest on deposits with other banks	38	17	140	52
Interest on federal funds sold	2	405	228	952
Total interest and dividend income	$40,567	$39,477	$121,030	$113,363
Interest expense:
Deposits	$16,173	$18,230	$51,510	$51,176
Securities sold under agreements to repurchase and federal funds purchased	1,376	1,563	4,477	4,399
Other borrowed funds	426	22	890	22
Trust preferred capital notes	683	787	2,065	2,346
Total interest expense	$18,658	$20,602	$58,942	$57,943

Net interest income	$21,909	$18,875	$62,088	$55,420
Provision for loan losses	8,300	910	16,068	1,570
Net interest income after provision for loan losses	$13,609	$17,965	$46,020	$53,850

Non-interest income:
Service charges and other fees	$1,027	$823	$2,893	$2,483
Non-deposit investment services commissions	164	226	513	603
Fees and net gains on loans held-for-sale	363	751	1,214	2,181
Gain on sale of OREO	—	638	—	638
Loss on sale of securities	—	(387)	—	(387)
Other	43	175	337	545
Total non-interest income	$1,597	$2,226	$4,957	$6,063

Non-interest expense:
Salaries and employee benefits	$5,903	$5,452	$17,612	$16,773
Occupancy expense	2,211	1,802	6,525	5,046
Data processing expense	528	471	1,609	1,468
Other operating expense	2,616	2,175	7,510	5,999
Total non-interest expense	$11,258	$9,900	$33,256	$29,286

Income before taxes on income	$3,948	$10,291	$17,721	$30,627
Provision for income taxes	1,275	3,463	5,979	10,446
Net Income	$2,673	$6,828	$11,742	$20,181

Earnings per common share, basic (1)	$0.10	$0.25	$0.44	$0.76
Earnings per common share, diluted (1)	$0.10	$0.25	$0.43	$0.74

(1) Adjusted to give effect to a 10% stock dividend paid May 2008.

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2008 and 2007

(In thousands of dollars)

(Unaudited)

					Accumulated
					Other		Total
	Preferred	Common		Retained	Comprehensive	Comprehensive	Stockholders’
	Stock	Stock	Surplus	Earnings	Income (Loss)	Income	Equity
Balance, January 1, 2007	$—	$21,560	$31,231	$87,744	$(684)		$139,851
Comprehensive Income:
Net Income				20,181		$20,181	20,181
Other comprehensive income, unrealized holding gains arising during the period (net of tax of $274)						507
Reclassification adjustment (net of tax $135)						252
Other comprehensive income (net of tax $409)					759	759	759
Total comprehensive income						$20,940
Stock options exercised	—	185	257	—	—		442
Stock option expense	—	—	312	—	—		312
Employee Stock Purchase Plan	—	2	30	—	—		32
10% stock dividend paid May 2007	—	2,172	41,108	(43,280)	—		—
Cash paid in lieu of fractional shares	—	—	—	(12)	—		(12)
Balance, September 30, 2007	$—	$23,919	$72,938	$64,633	$75		$161,565

Balance, January 1, 2008	$—	$24,023	$73,672	$70,239	$1,209		$169,143
Comprehensive Income:
Net Income				11,742		$11,742	11,742
Other comprehensive loss, unrealized holding losses arising during the period (net of tax of $2,450)					(4,547)	(4,547)	(4,547)
Total comprehensive income						$7,195
Stock options exercised	—	132	168	—	—		300
Stock option expense	—	—	439	—	—		439
Warrants expense related to trust preferred securities issued	—	—	1,283	—	—		1,283
Employee Stock Purchase Plan	—	—	3	—	—		3
10% stock dividend paid May 2008	—	2,412	20,113	(22,525)	—		—
Cash paid in lieu of fractional shares	—	—	—	(6)	—		(6)
Balance, September 30, 2008	$—	$26,567	$95,678	$59,450	$(3,338)		$178,357

   Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$11,742	$20,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,912	1,425
Provision for loan losses	16,068	1,570
Stock based compensation expense	439	312
Deferred tax benefit	(3,843)	(1,002)
Accretion of security discounts, net	(106)	(265)
Origination of loans held-for-sale	(63,598)	(133,829)
Sales of loans	64,034	136,278
Proceeds from gain on sale of loans	644	1,056
Gain on sale of OREO	—	638
Loss on sale of investment securities	—	387
Changes in other assets and other liabilities:
Decrease (Increase) in accrued interest receivable	287	(2,478)
Increase in other assets	(8,404)	(1,410)
Increase in other liabilities	1,133	1,050
Net Cash Provided By Operating Activities	$20,308	$23,913

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans	$(324,107)	$(188,714)
Purchase of securities available-for-sale	(105,353)	(161,221)
Purchase of securities held-to-maturity	(7,127)	(4,440)
Proceeds from principal payments on securities available-for-sale	15,950	2,436
Proceeds from principal payments on securities held-to-maturity	4,266	3,692
Proceeds from sales on securities available-for-sale	—	34,613
Proceeds from calls and maturities of securities available-for-sale	74,317	32,333
Proceeds from calls and maturities of securities held-to-maturity	10,155	—
Purchase of bank premises and equipment	(3,153)	(4,046)
Net Cash Used In Investing Activities	$(335,052)	$(285,347)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$286,677	$199,781
Net (decrease) increase in repurchase agreements and Federal funds purchased	(24,525)	31,680
Net increase in other borrowed funds	25,000	25,000
Net increase in Trust Preferred Securities	24,492	—
Net proceeds from issuance of capital stock	303	474
Cash paid in lieu of fractional shares	(6)	(12)
Net Cash Provided By Financing Activities	$311,941	$256,923

Net Decrease In Cash and Cash Equivalents	(2,803)	(4,511)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	$35,341	$36,068
CASH AND CASH EQUIVALENTS – END OF PERIOD	$32,538	$31,557

Supplemental Schedule of Noncash Investing Activities:
Unrealized gain on available-for-sale securities	$6,995	$1,168
Tax benefits on stock options and warrants exercised	45	72
Other real estate owned transferred from loans	6,002	—
Supplemental Disclosure of Cash Flow Information:
Taxes Paid	$8,200	$10,621
Interest Paid	60,524	55,640

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                    General

The accompanying unaudited consolidated financial statements of Virginia Commerce Bancorp, Inc. and its subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions as of September 30, 2008 and December 31, 2007, the results of operations for the three and nine months ended September 30, 2008 and 2007, and statements of cash flows and stockholders’ equity for the nine months ended September 30, 2008 and 2007.  These statements should be read in conjunction with the Company’s annual report on Form 10-K for the period ended December 31, 2007.

Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or any other period.

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

Loans held-for-sale

Loans held for sale are required to be measured at the lower of cost or fair market value. Under SFAS No. 157, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At September 30, 2008, the entire balance of loans held-for–sale was recorded at its cost.

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

2.                    Investment Securities

Amortized cost and fair value of securities available-for-sale and held-to-maturity as of September 30, 2008, are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-Sale:
U.S. Government Agency obligations	$245,169	$2,044	$(594)	$246,619
Domestic corporate debt obligations	8,880	—	(4,506)	4,374
Obligations of states and political subdivisions	30,625	19	(2,099)	28,545
Restricted stock:
Federal Reserve Bank	2,762	—	—	2,762
Federal Home Loan Bank	6,459	—	—	6,459
Community Bankers’ Bank	55	—	—	55
	$293,950	$2,063	$(7,199)	$288,814

Held-to-Maturity:
U.S. Government Agency obligations	$19,772	$86	$(77)	$19,781
Obligations of states and political subdivisions	18,552	274	(13)	18,813
	$38,324	$360	$(90)	$38,594

Amortized cost and fair value of securities available-for-sale and held-to-maturity as of December 31, 2007, are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-Sale:
U.S. Government Agency obligations	$240,329	$2,737	$(101)	$242,965
Domestic corporate debt obligations	9,241	—	(697)	8,544
Obligations of states and political subdivisions	23,079	137	(215)	23,001
Restricted stock:
Federal Reserve Bank	1,442	—	—	1,442
Federal Home Loan Bank	4,631	—	—	4,631
Community Bankers’ Bank	55	—	—	55
	$278,777	$2,874	$(1,013)	$280,638

Held-to-maturity:
U.S. Government Agency obligations	$33,725	$100	$(124)	$33,701
Obligations of state and political subdivisions	11,874	111	(10)	11,975
	$45,599	$211	$(134)	$45,676

The amortized cost of securities pledged as collateral for repurchase agreements, certain public deposits, and other purposes were $252.6 million and $274.0 million at September 30, 2008, and December 31, 2007, respectively.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Provided below is a summary of securities which were in an unrealized loss position at September 30, 2008, and December 31, 2007. Of the total securities in an unrealized loss position at September 30, 2008, the majority of the unrealized loss is represented by four corporate debt obligations with maturities ranging from four to nine years and fifty-three municipal bonds with maturities ranging from four to twenty years.  As the Company has the ability and intent to hold these securities until maturity, or until such time as the value recovers, no declines are deemed to be other-than-temporary.  In addition, there has been no deterioration in the ratings for any of the securities that would require they be sold.

	Less Than 12 Months		12 Months of Longer		Total
At September 30, 2008 (Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government Agency obligations	$69,434	$(594)	$—	$—	$69,434	$(594)
Domestic corporate debt obligations	2,603	(2,814)	1,771	(1,692)	4,374	(4,506)
Obligations of states/political subdivisions	26,646	(2,099)	—	—	26,646	(2,099)
	$98,683	$(5,507)	$1,771	$(1,692)	$100,454	$(7,199)
Held-to-maturity:
U.S. Government Agency obligations	$12,629	$(77)	$—	$—	$12,629	$(77)
Obligations of states/political subdivisions	2,859	(13)	—	—	2,859	(13)
	$15,488	$(90)	$—	$—	$15,488	$(90)

	Less Than 12 Months		12 Months or Longer		Total
At December 31, 2007 (dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government Agency obligations	$—	$—	$10,682	$(101)	$10,682	$(101)
Domestic corporate debt obligations	8,544	(697)	—	—	8,544	(697)
Obligations of states/political subdivisions	12,886	(212)	569	(3)	13,455	(215)
	$21,430	$(909)	$11,251	$(104)	$32,681	$(1,013)
Held-to-maturity:
U.S. Government Agency obligations	$—	$—	$16,611	$(124)	$16,611	$(124)
Obligations of states/political subdivisions	—	—	1,994	(10)	1,994	(10)
	$—	$—	$18,605	$(134)	$18,605	$(134)

3.              Loans

Major classifications of loans, excluding loans held-for-sale, are summarized as follows:

	September 30, 2008	December 31, 2007
	(In Thousand of Dollars)
Commercial	$267,296	$238,670
Real estate-one-to-four family residential:
Closed end first and seconds	214,383	178,310
Home equity lines	114,671	88,055
Total Real estate-one-to-four family residential	$329,054	$266,365
Real estate-multi-family residential	65,661	56,952
Real estate-non-farm, non-residential:
Owner Occupied	416,437	356,035
Non-owner occupied	586,688	479,468
Total Real estate-non-farm, non-residential	$1,003,125	$835,503
Real estate-construction:
Residential-Owner Occupied	22,733	23,590
Residential-Builder	315,723	302,362
Commercial	255,756	218,338
Total Real estate-construction	$594,212	$544,290
Farmland	2,413	1,468
Consumer	8,477	8,714
Total Loans	$2,270,238	$1,951,962
Less unearned income	4,825	4,961
Less allowance for loan losses	32,634	22,260
Loans, net	$2,232,779	$1,924,741

4.        Allowance for Loan Loss

An analysis of the allowance for loan losses for the nine months ended September 30, 2008 and September 30, 2007, and the year ended December 31, 2007 is shown below (dollars of thousands):

	September 30, 2008	September 30, 2007	December 31, 2007
Allowance, at beginning of period	$22,260	$18,101	$18,101
Provision charged against income	16,068	1,570	4,340
Recoveries added to reserve	86	22	31
Losses charged to reserve	(5,780)	(99)	(212)
Allowance, at end of period	$32,634	$19,594	$22,260

    Information about impaired loans as of and for September 30, 2008 and December 31, 2007, is as follows (dollars in thousands):

	September 30, 2008	December 31, 2007
Non-accrual loans for which a specific allowance has been provided	$51,213	$3,826
Non-accrual loans for which no specific allowance has been provided	20,465	—
Other impaired loans for which a specific allowance has been provided	34,338	—
Other impaired loans for which no specific allowance has been provided	21,613	15,444
Total Impaired loans	$127,629	$19,270
Allowance provided for impaired loans, included in the allowance for loan losses	$13,755	$2,995

5. Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of potentially dilutive common stock.  As of September 30, 2008, there were 1,057,364 anti-dilutive stock options outstanding.  The weighted average number of shares for both periods presented, have been adjusted to give effect to a 10% stock dividend paid in May 2008. Potentially dilutive common stock had no effect on income available to common stockholders.

	Three Months Ended				Nine Months Ended
	September 30, 2008		September 30, 2007		September 30, 2008		September 30, 2007
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	26,566,711	$0.10	26,308,521	$0.25	26,550,757	$0.44	26,292,310	$0.76
Effect of dilutive securities:
Stock options	493,285		1,035,142		632,640		1,116,257
Diluted earnings per share	27,059,996	$0.10	27,343,663	$0.25	27,183,397	$0.43	27,408,567	$0.74

6. Stock Compensation Plan

At September 30, 2008, the Company had a stock-based compensation plan.  Included in salaries and employee benefits expense for the nine months ended September 30, 2008 and 2007, is $439 thousand and $312 thousand, respectively, of stock-based compensation expense which is based on the estimated fair value of 607,184 options granted between January 2006 and September 2008, as adjusted, amortized on a straight-line basis over a five year requisite service period. As of September 30, 2008, there was $2.0 million remaining of total unrecognized compensation expense related to these option awards which will be recognized over the remaining requisite service periods.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2008 and 2007:

	2008	2007
Expected volatility	23.14%	23.59%
Expected dividends	.00%	.00%
Expected term (in years)	7.2	7.5
Risk-free rate	3.35% to 3.80%	4.39% to 4.93%

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

Stock option plan activity for the nine months ended September 30, 2008, adjusted to give effect to the 10% stock dividend in May 2008, is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	($000)
Outstanding at January 1, 2008	2,000,505	$7.13
Granted	241,531	10.45
Exercised	(141,861)	1.79
Forfeited	(32,953)	14.43
Outstanding at September 30, 2008	2,067,222	$7.76	4.99	—
Exercisable at September 30, 2008	1,590,563	$6.12	3.88	—

The total value of in-the-money options exercised during the nine months ended September 30, 2008, was $927,303.

7. Capital Requirements

A comparison of the Company’s and its wholly-owned subsidiary’s, Virginia Commerce Bank (the “Bank”) capital ratios as of September 30, 2008 with the minimum regulatory guidelines is as follows:

	Actual	Minimum Guidelines	Minimum to be “Well-Capitalized”
Total Risk-Based Capital:
Company	11.59%	8.00%	—
Bank	11.57%	8.00%	10.00%

Tier 1 Risk-Based Capital:
Company	10.21%	4.00%	—
Bank	10.32%	4.00%	6.00%

Leverage Ratio:
Company	9.11%	4.00%	—
Bank	9.23%	4.00%	5.00%

8.  Other Borrowed Money and Lines of Credit

The Bank maintains a $398.1 million line of credit with the Federal Home Loan Bank of Atlanta.  The interest rate and term of each advance from the line is dependent upon the advance and commitment type.  Advances on the line are secured by all of the Bank’s qualifying first liens, second liens and home equity lines-of-credit on one-to-four unit single-family dwellings.  As of September 30, 2008, the book value of these qualifying loans totaled approximately $167.1 million and the amount of available credit using this collateral was $106.2 million. Advances on the line of credit in excess of this amount require pledging of additional assets, including other types of loans and investment securities. As of September 30, 2008, the Bank had $50.0 million in advances outstanding. The Bank has additional short-term Fed funds lines of credit totaling $120.0 million with nonaffiliated banks at September 30, 2008, on which $22.0 million was outstanding at that date.

9. Trust Preferred Securities

On December 19, 2002, the Company completed a private placement issuance of $15.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust II) which issued $470 thousand in common equity to the Company. These securities bear a floating rate of interest, adjusted semi-annually, of 330 basis points over six month Libor, currently 6.44%, with a maximum rate of 11.9% until December 30, 2007. These securities were callable at par beginning December 30, 2007. On December 20, 2005, the Company completed a private placement of $25.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust III) which issued $774 thousand in common equity to the Company. These securities bear a fixed rate of interest of 6.19% until February 23, 2011, at which time they convert to a floating rate, adjusted quarterly, of 142 basis points over three month Libor. These securities are callable at par beginning February 23, 2011. On September 24, 2008, the Company completed a private placement, to its directors and certain executive officers, of $25.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust IV) which issued $775 thousand in common equity to the Company.  These securities bear a fixed rate of interest of 10.20% and are callable at par beginning September 24, 2013. In connection with the issuance of the trust preferred securities, the Company also issued warrants to purchase an aggregate of 1.5 million shares of common stock to the purchasers.  The warrants have a five year term and an exercise price of $6.83 per share.

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

10. Segment Reporting

In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” the Company has two reportable segments, its community banking operations and its mortgage banking division. Community banking operations, the major segment, involves making loans and gathering deposits from individuals and businesses in the Bank’s market area, while the mortgage banking division originates and sells mortgage loans, servicing released, on one-to-four family residential properties.  Revenues from mortgage lending consist of interest earned on mortgage loans held-for-sale, loan origination fees, and net gains on the sale of loans in the secondary market. The Bank provides the mortgage division with short term funds to originate loans and charges it interest on the funds based on what the Bank earns on overnight funds. Expenses include both fixed overhead and variable costs on originated loans such as loan officer commissions, document preparation and courier fees. The following table presents segment information for the nine months ended September 30, 2008, and 2007. Eliminations consist of overhead and interest charges by the Bank to the mortgage lending division.

	Nine Months Ended September 30, 2008
(dollars in thousands)	Community Banking	Mortgage Lending	Eliminations	Total
Interest income	$120,874	$156	$—	$121,030
Non-interest income	3,743	1,214	—	4,957
Total operating income	$124,617	$1,370	$—	$125,987

Interest expense	$58,942	$58	$(58)	$58,942
Provision for loan losses	16,068	—	—	16,068
Non-interest expense	31,565	1,752	(61)	33,256
Total operating expense	$106,575	$1,810	$(119)	$108,266
Income (loss) before taxes on income	$18,042	$(440)	$119	$17,721
Provision for income taxes	6,133	(154)	—	5,979
Net Income (Loss)	$11,909	$(286)	$119	$11,742

Total Assets	$2,656,984	$4,704	$—	$2,661,688

	Nine Months Ended September 30, 2007
(dollars in thousands)	Community Banking	Mortgage Lending	Eliminations	Total
Interest income	$112,999	$364	$—	$113,363
Non-interest income	3,882	2,181	—	6,063
Total operating income	$116,881	$2,545	$—	$119,426

Interest expense	$57,943	$302	$(302)	$57,943
Provision for loan losses	1,570	—	—	1,570
Non-interest expense	27,037	2,293	(44)	29,286
Total operating expense	$86,550	$2,595	$(346)	$88,799
Income (loss) before taxes on income	$30,331	$(50)	$346	$30,627
Provision for income taxes	10,463	(17)	—	10,446
Net Income (Loss)	$19,868	$(33)	$346	$20,181

Total Assets	$2,223,826	$4,483	$—	$2,228,309

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

The following presents management’s discussion and analysis of the consolidated financial condition and results of operations of Virginia Commerce Bancorp, Inc. and subsidiaries (the “Company”) as of the dates and for the periods indicated. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto, and other financial data appearing elsewhere in this report. The Company is the parent bank holding company for Virginia Commerce Bank (the “Bank”), a Virginia state-chartered bank that commenced operations in May 1988. The Bank pursues a traditional community banking strategy, offering a full range of business and consumer banking services through twenty-six branch offices, one residential mortgage office and one investment services office.

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

Critical Accounting Policies

During the quarter ended September 30, 2008 there were no changes in the Company’s critical accounting policies as reflected in the last report.

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

Results of Operations

For the nine months ended September 30, 2008, the Bank experienced strong growth in assets, loans and deposits, with total assets rising $322.0 million, or 13.8%, from $2.34 billion at December 31, 2007, to $2.66 billion at September 30, 2008, as total deposits grew $286.7 million, or 15.3%, from $1.87 billion to $2.16 billion. Earnings for the period of $11.7 million were down $8.5 million, or 41.8%, compared to $20.2 million earned in the same period in 2007. On a diluted per share basis, earnings for the nine months ended September 30, 2008, were $0.43 compared to $0.74 for the same period in 2007, a decrease of 41.9%. For the three months ended September 30, 2008, earnings of $2.7 million were down $4.1 million, or 60.9%, from 2007 third quarter earnings of $6.8  million. Earnings for both the three and nine months ended September 30, 2008, were significantly impacted by loan loss provisions of $8.3 million and $16.1 million, respectively. These higher provisions were the result of increases in the level of non-performing assets and other impaired loans, $5.7 million in net charge-offs year-to-date, and overall loan portfolio growth.

Loans, net of the allowance for loan losses, increased $308.0 million, or 16.0%, from $1.92 billion at December 31, 2007, to $2.23 billion at September 30, 2008, and represented 103.6% of total deposits at September 30, 2008, compared to 103.0% at December 31, 2007. The majority of the growth in loans occurred in non-farm, non-residential real estate loans which increased $167.6 million, or 20.1%, from $835.5 million at December 31, 2007, to $1.0 billion at September 30, 2008, while one-to-four family residential real estate loans rose by $62.7 million and construction loans increased by $49.9 million. Increases in one-to-four family residential loans are due to the Bank holding more of its originations in portfolio rather than selling them, due to a reduction in demand and available products in the secondary market, while the growth in construction loans was concentrated in commercial real estate projects.

Total deposit growth of $286.7 million included a decrease in demand deposits of $7.9 million, or 3.4%, from $213.8 million at December 31, 2007, to $206.5 million at September 30, 2008, an increase in savings and interest-bearing demand deposits of $19.5 million, or 3.8%, and an increase in time deposits of $274.5 million, or 24.1%, from $1.14 billion at December 31, 2007, to $1.41 billion. The majority of the Bank’s deposits are attracted from individuals and businesses in the Northern Virginia and the Metropolitan Washington, D.C. area, and the interest rates the Bank pays are generally near the top of the local market.

Repurchase agreements, the majority of which represent funds of significant commercial demand deposit customers, and Fed funds purchased decreased $24.5 million, or 11.0%, from $222.5 million at December 31, 2007, to $198.0 million at September 30, 2008. As of September 30, 2008, Fed funds purchased represented $22.0 million of the $198.0 million in total repurchase agreements and Fed funds purchased.

As noted, for the nine months ended September 30, 2008, net income decreased $8.5 million, or 41.8%, from $20.2 million for the nine months ended September 30, 2007, to $11.7 million, as net interest income increased $6.7 million, or 12.0%, non-interest income decreased $1.1 million, or 18.2%, non-interest expense rose $4.0 million, or 13.6%, and provisions for loan losses were up $14.5 million. Diluted earnings per share, adjusted giving effect to a 10% stock dividend in May 2008, of $0.43 were down $0.31, or 41.9%, from $0.74 for the comparable period in 2007. The Company’s annualized return on average assets and return on average equity were 0.61% and 8.91% for the current nine month period compared to 1.30% and 17.99% for the nine months ended September 30, 2007.

For the three months ended September 30, 2008, net income of $2.7 million was down $4.1 million, or 60.9%, compared to $6.8 million for the same period in 2007 as net interest income rose $3.0 million, or 16.1%, non-interest income decreased $629 thousand, or 28.3%, and provisions for loan losses were up $7.4 million. Diluted earnings per share declined $0.15, or 60.0%, from $0.25 for the three months ended September 30, 2007, to $0.10 for the three month period ended September 30, 2008. The return on average assets and return on average equity were 0.40% and 5.98% for the three months ended September 30, 2008, compared to 1.25% and 17.25% for the same period in 2007.

Stockholders’ equity increased $9.2 million, or 5.4%, from $169.1 million at December 31, 2007, to $178.3 million at September 30, 2008, on earnings of $11.7 million, $303 thousand in proceeds and tax benefits related to the exercise of options by Company directors, officers and employees, $439 thousand in stock based compensation expense credits, $1.3 million in warrants expense associated with the issuance of warrants to purchase 1.5 million shares of common stock at an exercise price of $6.83 per share to the purchasers of $25 million in trust preferred securities in September 2008, and a decrease of $4.5 million in other comprehensive income related to the investment securities portfolio, net of tax. In May 2008, the Company paid a 10% stock dividend increasing the number of shares outstanding to 26.6 million.

Net Interest Income

Net interest income is the excess of interest earned on loans and investments over the interest paid on deposits and borrowings, and is the Company’s primary revenue source. Net interest income is thereby affected by balance sheet growth, changes in interest rates and changes in the mix of investments, loans, deposits and borrowings. Net interest income increased $6.7 million, or 12.0%, from $55.4 million for the nine months ended September 30, 2007, to $62.1 million for the nine month period ended September 30, 2008, and increased $3.0 million, or 16.1%, from $18.9 million for the three months ended September 30, 2007, to $21.9 million for the three months ended September 30, 2008. Increases for both periods were due to overall balance sheet growth as the net interest margin declined from 3.69% for the nine months ended September 30, 2007, to 3.31% for the current nine-month period and from 3.58% for the three months ended September 30, 2007, to 3.38% for the three months ended September 30, 2008.

The year-over-year declines in the net interest margin continue to be primarily the result of lower yields on loans due to reductions in the prime rate from 8.25% in September 2007, to 5.00% as of September 30, 2008. As a result, the yield on loans fell 148 basis points, from 7.90% for the three months ended September 30, 2007, to 6.42% in the current period.  On the funding side, ongoing strong competition for deposits in the local market has not allowed for the same level of decline in the cost of interest-bearing liabilities, which decreased 127 basis points, from 4.54% for the three months ended September 30, 2007, to 3.27%. Increases in non-performing loans have also impacted the margin, accounting for a twelve basis point decline in the third quarter of 2008, and a ten basis point decline year-to-date. Over the next six months, with the Fed funds target rate expected to remain at 1.00%, Management anticipates the margin will continue to range from 3.25% to 3.50%.

The following tables show the average balance sheets for each of the three months and nine months ended September 30, 2008 and 2007.  In addition, the amounts of interest earned on interest-earning assets, with related yields on a tax-equivalent basis, and interest expense on interest-bearing liabilities, with related rates, are shown.  Loans placed on a non-accrual status are included in the average balances. Net loan fees and late charges included in interest income on loans totaled $1.2 million and $1.4 million for the three months ended September 30, 2008, and 2007, respectively, and totaled $3.9 million and $4.2 million for the nine month periods.

	Three months ended September 30,
	2008			2007
(Dollars in thousands)	Average Balance	Interest Income-Expense	Average Yields /Rates	Average Balance	Interest Income-Expense	Average Yields /Rates
Assets
Securities (1)	$337,796	$4,198	5.09%	$289,115	$3,614	5.09%
Loans, net of unearned income	2,250,390	36,329	6.42%	1,783,272	35,441	7.90%
Interest-bearing deposits in other banks	4,348	38	3.45%	1,230	17	5.48%
Federal funds sold	413	2	1.80%	31,502	405	5.03%
Total interest-earning assets	$2,592,947	$40,567	6.23%	$2,105,119	$39,477	7.46%
Other assets	67,511			67,157
Total Assets	$2,660,458			$2,172,276

Liabilities and Stockholders’ Equity
Interest-bearing deposits:
NOW accounts	$173,396	$776	1.77%	$154,587	$669	1.72%
Money market accounts	208,711	1,380	2.62%	219,190	2,207	4.00%
Savings accounts	184,480	1,245	2.68%	136,230	1,533	4.47%
Time deposits	1,379,898	12,772	3.67%	1,080,603	13,821	5.07%
Total interest-bearing deposits	$1,946,485	$16,173	3.30%	$1,590,610	$18,230	4.55%
Securities sold under agreements to repurchase and federal funds purchased	224,384	1,376	2.43%	162,312	1,563	3.82%
Other borrowed funds	50,000	426	3.33%	2,717	22	3.21%
Trust preferred capital notes	41,602	683	6.42%	43,000	787	7.16%
Total interest-bearing liabilities	$2,262,471	$18,658	3.27%	$1,798,639	$20,602	4.54%
Demand deposits and other liabilities	220,630			216,654
Total liabilities	$2,483,101			$2,015,293
Stockholders’ equity	177,357			156,983
Total liabilities and stockholders’ equity	$2,660,458			$2,172,276
Interest rate spread			2.96%			2.92%
Net interest income and margin		$21,909	3.38%		$18,875	3.58%

(1) Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders’ equity.  Average yields on securities are stated on a tax equivalent basis, using a 35% rate.

	Nine months ended September 30,
	2008			2007
(Dollars in thousands)	Average Balance	Interest Income-Expense	Average Yields /Rates	Average Balance	Interest Income-Expense	Average Yields /Rates
Assets
Securities (1)	$329,945	$12,507	5.01%	$263,790	$9,603	4.86%
Loans, net of unearned income	2,144,115	108,155	6.73%	1,728,996	102,756	7.95%
Interest-bearing deposits in other banks	6,336	140	2.93%	1,252	52	5.59%
Federal funds sold	14,685	228	2.04%	24,492	952	5.12%
Total interest-earning assets	$2,495,081	$121,030	6.49%	$2,018,530	$113,363	7.53%
Other assets	56,128			63,736
Total Assets	$2,551,209			$2,082,266

Liabilities and Stockholders’ Equity
Interest-bearing deposits:
NOW accounts	$162,458	$1,977	1.62%	$157,086	$1,990	1.69%
Money market accounts	209,104	4,473	2.85%	227,926	6,755	3.96%
Savings accounts	176,780	4,053	3.05%	107,011	3,512	4.39%
Time deposits	1,314,207	41,007	4.16%	1,036,200	38,919	5.02%
Total interest-bearing deposits	$1,862,549	$51,510	3.68%	$1,528,223	$51,176	4.48%
Securities sold under agreement to repurchase and federal funds purchased	229,955	4,477	2.59%	151,355	4,399	3.89%
Other borrowed funds	33,485	890	3.49%	916	22	3.21%
Trust preferred capital notes	40,538	2,065	6.69%	43,000	2,346	7.19%
Total interest-bearing liabilities	$2,166,527	$58,942	3.62%	$1,723,494	$57,943	4.49%
Demand deposits and other liabilities	209,216			208,770
Total liabilities	$2,375,743			$1,932,264
Stockholders’ equity	175,466			150,002
Total liabilities and stockholders’ equity	$2,551,209			$2,082,266
Interest rate spread			2.87%			3.04%
Net interest income and margin		$62,088	3.34%		$55,420	3.69%

(1) Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders’ equity.  Average yields on securities are stated on a tax equivalent basis, using a 35% rate.

Allowance for Loan Losses / Provision for Loan Loss Expense

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. For the nine months ended September 30, 2008, provisions for loan losses were $16.1 million compared to $1.6 million in the same period in 2007. This was due to a $73.8 million increase in non-performing assets from December 31, 2007, to September 30, 2008, higher net loan growth of $308.0 million in 2008 as compared to growth of $186.5 million for the nine months ended September 30, 2007, and $5.7 million in net charge-offs year-to-date. In addition, other impaired loans, which, although well-secured and currently performing, but in some instances requiring higher reserve levels, increased from $15.4 million at December 31, 2007, to $56.0 million at September 30, 2008. As a result, the allowance for loan losses to total loans rose from 1.14% at December 31, 2007, to 1.44% as of September 30, 2008. See “Risk Elements and Non-performing Assets” for additional discussion relating to the increase in non-performing assets and potential problem loans.

Management feels that the allowance for loan losses is adequate at September 30, 2008. However, there can be no assurance that additional provisions for loan losses will not be required in the future, due to possible changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, on a national basis or in the Company’s market area, or changes in the circumstances of particular borrowers.

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

The following schedule summarizes the changes in the allowance for loan losses:

	Nine Months	Nine Months	Twelve Months
	Ended	Ended	Ended
	September 30, 2008	September 30, 2007	December 31, 2007
	(In Thousands of Dollars)

Allowance, at beginning of period	$22,260	$18,101	$18,101
Provision charged against income	16,068	1,570	4,340
Recoveries:
Consumer loans	20	22	31
Commercial	16	—	—
Real estate one-to-four family residential:
Permanent first and second	48	—	—
Home equity loans and lines	2	—	—
Losses charged to reserve:
Consumer loans	(336)	(99)	(212)
Commercial loans	(1,995)	—	—
Real estate one-to-four family residential:
Permanent first and second	(671)	—	—
Home equity loans and lines	(164)	—	—
Real estate multi-family residential	(95)	—	—
Real estate – residential construction	(2,519)	—	—
Net (charge-offs) recoveries	(5,694)	(77)	(181)
Allowance, at end of period	$32,634	$19,594	$22,260

Ratio of net charge-offs to average loans outstanding during period	0.27%	0.004%	0.01%
Allowance for loan losses to total loans	1.44%	1.06%	1.14%

Risk Elements and Non-performing Assets

Non-performing assets consist of non-accrual loans, restructured loans, and other real estate owned (foreclosed properties).  For the nine months ended September 30, 2008, the total non-performing assets and loans that are 90 days or more past due and still accruing interest increased by $80.9 million from $4.4 million at December 31, 2007, to $85.3 million at September 30, 2008. In addition to the increase in non-performing loans, other impaired loans, which, although well-secured and currently performing, but in some instances requiring higher reserve levels, increased from $15.4 million at December 31, 2007, to $56.0 million at September 30, 2008.  As a result, the ratio of non-performing assets and loans past due 90 days and still accruing to total assets increased from 0.19% at December 31, 2007, to 3.20% at September 30, 2008.

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

The market decline remains dynamic.  As non-performing loans are addressed, additional charge-offs are anticipated to range from 0.35% of average loans outstanding, to a worst case scenario of 0.50% for the year, inclusive of year-to-date charge-offs. With recently identified problems in the commercial construction portfolio, non-performing assets could prospectively rise to the 4.0% range of total assets by year-end on a worst-case basis.

Total non-performing assets consist of the following:

	September 30, 2008	September 30, 2007	December 31, 2007
	(In Thousands of Dollars)

Non-accrual loans:
Commercial	$9,944	$1,082	$1,583
Real estate-one-to-four family residential:
Closed end first and seconds	98	118	95
Home equity lines	320	148	—
Total Real estate-one-to-four family residential	$418	$266	$95
Real estate-multi-family residential	—	—
Real estate-non-farm, non-residential:
Owner Occupied	2,511	—	125
Non-owner occupied	411	130	—
Total Real estate-non-farm, non-residential	$2,922	$130	$125
Real estate-construction:
Residential-Owner Occupied	3,981	—	—
Residential-Builder	32,701	378	1,941
Commercial	21,710	—	—
Total Real estate-construction:	$58,392	$378	$1,941
Consumer	2	3	82
Total Non-accrual loans	$71,678	$1,859	$3,826
OREO	6,002	—	—
Total non-performing assets	$77,680	$1,859	$3,826
Loans 90+ days past due and still accruing	7,581	—	579
Total non-performing assets and past due loans	$85,261	$1,859	$4,405

Non-performing assets
to total loans:	3.42%	0.10%	0.20%
to total assets:	2.92%	0.08%	0.19%
Non-performing assets and 90+ days past due loans
to total loans:	3.76%	0.10%	0.23%
to total assets:	3.20%	0.08%	0.19%

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

At September 30, 2008, the Company had $1.66 billion, or 73.3%, of total loans concentrated in commercial real estate. Commercial real estate for purposes of this discussion includes all construction loans, loans secured by multi-family residential properties and loans secured by non-farm, non-residential properties. At December 31, 2007, commercial real estate loans were $1.44 billion, or 73.7%, of total loans. Total construction loans of $594.2 million at September 30, 2008, represented 26.2% of total loans, loans secured by multi-family residential properties of $65.7 million represented 2.9% of total loans, and loans secured by non-farm, non-residential properties of $1.0 billion represented 44.2%.

Construction loans at September 30, 2008, included $315.7 million in loans to commercial builders of single family residential property and $22.7 million to individuals on single family residential property, representing 13.9% and 1.0% of total loans, respectively, and together representing 14.9% of total loans. These loans are made to a number of unrelated entities and generally have a term of twelve to eighteen months.  In addition the Company had $255.8 million of construction loans on non-residential commercial property at September 30, 2008, representing 11.3% of total loans. These total construction loans of $594.2 million include $219.4 million in land acquisition and or development loans on residential property and $119.5 million in land acquisition and or development loans on commercial property, together totaling $338.9 million, or 14.9% of total loans. Adverse developments in the Northern Virginia real estate market or economy, including substantial increases in mortgage interest rates, slower housing sales, and increased commercial property vacancy rates, could have an adverse impact on these groups of loans and the Bank’s income and financial position. At September 30, 2008, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio.  An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

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

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending.  Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land which represent in total 100% or more of an institutions total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institutions total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital.  The Company, like many community banks, has a concentration in commercial real estate loans.  Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to its commercial real estate portfolio.  The Company is well-capitalized.  Nevertheless, it is possible that the Company could be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could require us to obtain additional capital, and may adversely affect shareholder returns.

Non-Interest Income

Non-interest income decreased 1.1 million, or 18.2%, from $6.1 million for the nine months ended September 30, 2007, to $5.0 million for the same period ended September 30, 2008, and decreased $629 thousand, or 28.3%, from $2.2 million for the three months ended September 30, 2007, to $1.6 million in the current period. Reduced fees and net gains on mortgage loans held-for-sale account for the majority of the decrease in non-interest income year-over-year, due to lower levels of originations being sold.

Non-Interest Expense

For the nine months ended September 30, 2008, non-interest expense increased $4.0 million, or 13.6%, compared to the same period in 2007, and increased $1.4 million, or 13.7%, from $9.9 million for the three months ended September 30, 2007, to $11.3 million for the three months ended September 30, 2008. The majority of the year-over-year increases were due to the opening of three new branch locations and collections expense associated with non-performing loans and OREO. As a result of this increased expense, as well as slower growth in net interest income and lower non-interest income, the efficiency ratio rose from 46.9% in the third quarter of 2007 to 47.9% in the current period and to 49.6% on a year-to-date basis.

Provision for Income Taxes

The Company’s income tax provisions are adjusted for non-deductible expenses and non-taxable interest after applying the U.S. federal income tax rate of 35%.  The provision for income taxes totaled $1.3 million and $3.5 million for the three months ended September 30, 2008 and 2007, respectively, and totaled $10.4 million and $6.0 million for the nine month periods. The effects of non-deductible expenses and non-taxable income on the Company’s income tax provisions are minimal.

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

The Company measures total liquidity through cash and cash equivalents, securities available-for-sale, mortgage loans held-for-sale, other loans and investment securities maturing within one year, less securities pledged as collateral for repurchase agreements, public deposits and other purposes, and less any outstanding federal funds purchased.  These liquidity sources increased $73.8 million, or 12.8%, from $577.5 million at December 31, 2007, to $651.3 million at September 30, 2008, due to a $68.6 million increase in loans maturing within one year.

Additional sources of liquidity available to the Company include the capacity to borrow funds through established short-term lines of credit with various correspondent banks, and the Federal Home Loan Bank of Atlanta. Available funds from these liquidity sources, based on presently pledged collateral, were approximately $140.1 million and $125.0 million at September 30, 2008, and December 31, 2007, respectively. The Bank’s available portion of its line of credit with the Federal Home Loan Bank of Atlanta is $48.4 million of the $140.1 million as of September 30, 2008.

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

Commitments to extend credit which amounted to $493.3 million at September 30, 2008, and $551.0 million at December 31, 2007, represent legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At September 30, 2008, and December 31, 2007, the Company had $70.2 million and $53.7 million, respectively, in outstanding standby letters of credit.

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

Both the Company’s and the Bank’s capital levels continue to meet regulatory requirements.  The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios.  Tier 1 capital consists of common and qualifying preferred stockholders’ equity less goodwill.  Total risk-based capital consists of Tier 1 capital, qualifying subordinated debt, and a portion of the allowance for loan losses.  Risk-based capital ratios are calculated with reference to risk-weighted assets.  The leverage ratio compares Tier 1 capital to total average assets for the most recent quarter end.  The Bank’s Tier 1 risk-based capital ratio was 10.32% at September 30, 2008, compared to 7.77% at December 31, 2007, and its total risk-based capital ratio was 11.57% at September 30, 2008, compared to 10.73% at December 31, 2007. These ratios are in excess of the mandated minimum requirement of 4.00% and 8.00%, respectively. The Bank’s leverage ratio was 9.23% at September 30, 2008, compared to 7.12% at December 31, 2007, and is also in excess of the mandated minimum requirement of 4.00%. Based on these ratios, the Bank is considered “well capitalized” under regulatory prompt corrective action guidelines. The Company’s Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage ratio was 10.21%, 11.59% and 9.11%, respectively, at September 30, 2008. Both the Company’s and

Bank’s capital positions reflect proceeds of the issuance of $65.0 million in trust preferred securities, including $25 million issued during the quarter.

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

The Federal Reserve has revised the capital treatment of trust preferred securities. As a result, the capital treatment of trust preferred securities has been revised to provide that beginning in 2009, such securities can be counted as Tier 1 capital at the holding company level, together with other restricted core capital elements, up to 25% of total capital (net of goodwill), and any excess as Tier 2 capital up to 50% of Tier 1 capital.  At September 30, 2008, trust preferred securities represented 25.0% of the Company’s Tier 1 capital and 23.2% of its total qualifying capital.  Should future trust preferred issuances to increase holding company capital levels not be available to the same extent as currently, the Company may be required to raise additional equity capital, through the sale of common stock or other means, sooner than it would otherwise do so.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162).  This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411.  The Company does not expect the implementation of SFAS 162 to have a material impact on its consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2).  FSP FAS 157-2 delays the effective date of SFAS 157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of Statement 157.  FSP 157-2 defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for items within the scope of this FSP.  Examples of items to which the deferral would and would not apply are listed in the FSP.  The Company does not expect the implementation of FSP 157-2 to have a material impact on its consolidated financial statements.

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3).  FSP 157-3 clarifies the application of SFAS 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  This FSP was effective upon issuance, including prior periods for which financial statements have not been issued.

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

One of the tools used by the Company to assess interest sensitivity on a monthly basis is the static gap analysis that measures the cumulative differences between the amounts of assets and liabilities maturing or repricing within various time periods. It is the Company’s goal to limit the one-year cumulative difference, or gap, in an attempt to limit changes in future net interest income from changes in market interest rates. The following table shows a static gap analysis reflecting the earlier of the maturity or repricing dates for various assets, including prepayment and amortization estimates, and liabilities as of September 30, 2008. At that point in time, the Company had a cumulative net liability sensitive one-year gap position of $470.6 million, or a negative 18.1% of total interest-bearing assets.

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

	Interest Sensitivity Periods
At September 30, 2008	Within	91 to 365	Over 1 to 5	Over
(Dollars in thousands)	90 Days	Days	Years	5 Years	Total
Interest Earning Assets
Securities, at amortized cost	$57,229	$64,113	$93,728	$117,204	$332,274
Interest bearing deposits in other banks	1,184	—	—	—	1,184
Loans held-for-sale	4,547	—	—	—	4,547
Loans, net of unearned income	839,887	261,770	894,559	269,197	2,265,413
Total interest earning assets	$902,847	$325,883	$988,287	$386,401	$2,603,418
Interest Bearing Liabilities
NOW accounts	$89,382	$—	$89,382	$—	$178,764
Money market accounts	91,970	—	91,970	—	183,940
Savings accounts	86,958	—	86,958	—	173,916
Time deposits	579,572	638,443	194,680	—	1,412,695
Securities sold under agreement to repurchase	173,009	—	—	25,000	198,009
Other borrowed funds	25,000	—	25,000	—	50,000
Trust preferred capital notes		15,000	25,000	25,000	65,000
Total interest bearing liabilities	$1,045,891	$653,443	$512,990	$50,000	$2,262,324
Cumulative maturity / interest sensitivity gap	$(143,044)	$(470,604)	$4,693	$341,094	$341,094
As % of total earnings assets	-5.49%	-18.08%	.018%	13.10%

In order to more closely measure interest sensitivity, the Company uses earnings simulation models on a quarterly basis. These models utilize the Company’s financial data and various management assumptions as to balance sheet growth, interest rates, operating expense, and other non-interest income sources to forecast a base level of earnings over a one-year period. This base level of earnings is then shocked assuming a 200 basis points higher and lower level of interest rates over the forecasted period, but not below zero. The most recent earnings simulation model was run based on data as of September 30, 2008, and consistent with the Company’s belief from the static gap analysis that its balance sheet structure was liability sensitive at that time, the model projected that forecasted earnings over a one-year period would decrease by 7.57% if interest rates were to be 200 basis points higher than expected, and forecasted earnings to increase by 0.32% if interest rates were to be 200 basis points lower than expected.  Management believes the modeled results are consistent with the short duration of its balance sheet and given the many variables that effect the actual timing of when assets and liabilities will reprice. The Company has set a limit on this measurement of interest sensitivity to a maximum decline in earnings of 20%. Since the earnings model uses numerous assumptions regarding the effect of changes in interest rates on the timing and extent of repricing characteristics, future cash flows and customer behavior, the model cannot precisely estimate net income and the effect on net income from sudden changes in interest rates. Actual results will differ from simulated results noted above due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule

13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

4.6	Guarantee Agreement dated as of December 19, 2002, between Virginia Commerce Bancorp, Inc. and The Bank of New York, as Guarantee Trustee (3)
4.7	Junior Subordinated Indenture, dated as of September 24, 2008 between Virginia Commerce

Exhibit No.	Description
Bancorp, Inc. and Wilmington Trust Company, as Indenture Trustee (4)
4.8

Amended and Restated Declaration of Trust, dated as of September 24, 2008 among Virginia Commerce Bancorp, Inc., Wilmington Trust Company, as Property Trustee, Wilmington Trust Company (Delaware), as Delaware Trustee, and Peter A. Converse, William K. Beauchesne and Jennifer Manning as Administrative Trustees (4)

4.9	Guarantee Agreement dated as of September 24, 2008, between Virginia Commerce Bancorp, Inc. and Wilmington Trust Company, as Guarantee Trustee (4)
10.1	Amended and Restated 1998 Stock Option Plan (5)
10.2	Virginia Commerce Bancorp Amended and Restated Employee Stock Purchase Plan (6)
10.3	2007 Virginia Commerce Bank Executive and Director Deferred Compensation Plan (7)
11	Statement Regarding Computation of Per Share Earnings See Note 4 to the Consolidated Financial Statements included in this report
21	Subsidiaries of the Registrant:
Virginia Commerce Bank-Virginia
VCBI Capital Trust II-Delaware
VCBI Capital Trust III-Delaware
VCBI Capital Trust IV-Delaware
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

(4)                        Incorporated by reference to the Company’s current report on Form 8-K filed on September 25, 2008.

(5)                        Incorporated by reference to exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-142447)

(6)                        Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008.

(7)                        Incorporated by reference to the same numbered exhibit to the company’s Annual Report on Form 10-K for the year ended December 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2008	BY	/s/ Peter A. Converse
Peter A. Converse, Chief Executive Officer

Date: November 7, 2008	BY	/s/ William K. Beauchesne
William K. Beauchesne, Treasurer and Chief Financial Officer