Form 10-K
period 2008-12-31
VIRGINIA COMMERCE BANCORP INC
filed 2009-03-16
CIK 1099305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

Commission file number: 000-28635

Virginia Commerce Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1964895 (I.R.S. Employer Identification No.)

5350 Lee Highway, Arlington, Virginia (Address of principal executive offices)	22207 (Zip Code)

Registrant’s telephone number: 703.534.0700

Securities registered under Section 12(b) of the Act

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $1.00 par value	The Nasdaq Stock Market (Global Select)

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

The registrant’s Common Stock is traded on the Nasdaq Global Select Market under the symbol VCBI. The aggregate market value of the approximately 19,188,995 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on June 30, 2008 was approximately $99.6 million, based on the closing sales price of $5.19 per share on that date. For purposes of this calculation, the term “affiliate” refers to all directors, executive officers and 10% shareholders of the registrant.

As of the close of business on March 1, 2009, 26,688,143 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders, to be held on April 29, 2009, are incorporated by reference in part III hereof.

Form 10-K Cross Reference Sheet

The following shows the location in this Annual Report on Form 10-K or the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 2009, of the information required to be disclosed by the United States Securities and Exchange Commission Form 10-K. References to pages only are to pages in this report.

PART I

Item 1.

Business. See “Business” at pages 61 through 71.

	Item 1A.	Risk Factors. See “Risk Factors” at pages 22 through 26.

	Item 1B.	Unresolved Staff Comments. None.

Item 2.

Properties. See “Properties” at page 71.

Item 3.

Legal Proceedings. From time to time the Company is a participant in various legal proceedings incidental to its business. In the opinion of management, the liabilities (if any) resulting from such legal proceedings will not have a material effect on the financial position of the Company.

Item 4.

Submission of Matters to a Vote of Security Holders. No matter was submitted to a vote of the security holders of the Company during the fourth quarter of 2008.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. See “Market Price of Stock and Dividends” at page 72.

Item 6.

Selected Financial Data. See “Five Year Financial Summary” at page 3.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operation. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation” at pages 4 through 21.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk. See “Asset/Liability Management and Quantitative and Qualitative Disclosures About Market Risk” at page 9.

Item 8.

Financial Statements and Supplementary Data. See Consolidated Financial Statements at pages 31 through 60.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.

	Item 9A.	Controls and Procedures. See “Disclosure Controls and Procedures” at page 26 and “Management Report on Internal Control Over Financial Reporting” at page 28.

	Item 9B.	Other Information. None

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

There have been no material changes in the procedures previously disclosed by which shareholders may recommend nominees to the Company’s Board of Directors

Item 11.

Executive Compensation. The information required by Item 11 is incorporated by reference from the material under the captions “Executive Officer Compensation and Certain Transactions” and “Election of Directors — Director Compensation” and “- Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. The information required by Item 12 is incorporated by reference from the material under the caption “Voting Securities and Principal Holders Thereof” in the Proxy Statement, and included under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” at page 72 hereof.

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

PART IV	Item 15.	Exhibits and Financial Statement Schedules. See “Financial Statements and Exhibits” at page 74.

FIVE YEAR FINANCIAL SUMMARY

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share amounts)
Selected Year-End Balances
Total assets	$2,715,922	$2,339,697	$1,949,082	$1,518,425	$1,139,353
Total stockholders’ equity	253,287	169,143	139,851	111,818	91,324
Total loans (net)	2,273,086	1,924,741	1,629,827	1,270,255	925,782
Total deposits	2,172,142	1,869,165	1,605,941	1,243,506	970,968
Summary Results of Operations
Interest income	$160,468	$154,138	$125,292	$86,478	$57,998
Interest expense	77,430	78,981	56,487	29,811	16,331
Net interest income	$83,038	$75,157	$68,805	$56,667	$41,667
Provision for loan losses	25,378	4,340	4,406	3,772	2,989
Net interest income after provision for loan losses	$57,660	$70,817	$64,399	$52,895	$38,678
Non-interest income	6,431	7,883	7,323	6,676	5,759
Non-interest expense	44,776	39,694	34,289	29,466	22,807
Income before taxes	$19,315	$39,006	$37,433	$30,105	$21,630
Income tax expense	6,231	13,219	12,925	10,438	7,401
Net income	$13,084	$25,787	$24,508	$19,667	$14,229
Per Common Share Data (1)
Net income per common share, basic	$0.48	$0.98	$0.95	$0.77	$0.59
Net income per common share, diluted	$0.47	$0.95	$0.89	$0.72	$0.55
Book value per common share	$6.86	$6.40	$5.36	$4.39	$3.65
Average number of common shares outstanding:
Basic	26,555,484	26,323,242	25,960,838	25,429,399	23,980,908
Diluted	27,249,839	27,379,204	27,449,754	27,205,294	26,009,257
Growth and Significant Ratios
% Change in net income	-49.26%	5.22%	24.61%	38.22%	23.24%
% Change in assets	16.08%	20.04%	28.36%	33.27%	29.22%
% Change in loans (net)	18.10%	18.09%	28.31%	37.21%	41.37%
% Change in deposits	16.21%	16.39%	29.15%	28.07%	25.53%
% Change in total stockholders’ equity	49.75%	20.95%	25.07%	22.44%	65.77%
Equity to asset ratio	9.33%	7.23%	7.18%	7.36%	8.02%
Return on average assets	0.51%	1.21%	1.40%	1.45%	1.39%
Return on average equity	7.18%	16.75%	19.51%	19.44%	19.28%
Average equity to average assets	7.06%	7.22%	7.19%	7.47%	7.22%
Efficiency ratio (2)	50.05%	47.80%	45.04%	46.52%	48.01%

(1)                       Adjusted for all years presented giving retroactive effect to five-for-four stock splits in the form of 25% stock dividends in 2004 and 2005, a three-for-two stock split in the form of a 50% stock dividend in 2006, and a 10% stock dividend in 2007 and 2008.

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

General

The following presents management’s discussion and analysis of the consolidated financial condition and results of operations of Virginia Commerce Bancorp, Inc. and subsidiaries (the “Company”) as of the dates and for the periods indicated. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto, and other financial data appearing elsewhere in this report. The Company is the parent bank holding company for Virginia Commerce Bank (the “Bank”), a Virginia state-chartered bank that commenced operations in May 1988. The Bank pursues a traditional community banking strategy, offering a full range of business and consumer banking services through twenty-seven branch offices, one residential mortgage office and one investment services office.

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

Critical Accounting Policies

During the year ended December 31, 2008, there were no changes in the Company’s critical accounting policies as reflected in the Company’s most recent annual or quarterly report.

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

Our allowance for loan losses has two basic components:  the specific allowance and the unallocated allowance.  Each of these components is determined based upon estimates that can and do change when the actual events occur.  The specific allowance is used to individually allocate an allowance for impaired loans. Impairment testing includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral.  These factors are combined to estimate the probability and severity of inherent losses based on the Company’s calculation of the loss embedded in the individual loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Impaired loans which meet the criteria for substandard, doubtful and loss are segregated from performing loans within the portfolio.  Internally classified loans are then grouped by loan type (commercial, commercial real estate, commercial construction, residential real estate, residential construction or installment). The unallocated formula is used to estimate the loss of non-classified loans. These un-criticized loans are also segregated by loan type and allowance factors are assigned by management based on delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of management, national and local economic trends, concentrations of credit, quality of the loan review system and the effect of external factors (i.e. competition and regulatory requirements). The factors assigned differ by loan type.  The unallocated allowance recognizes potential losses whose impact on the portfolio has yet to be recognized by a specific allowance. Allowance factors and the overall size of the allowance may change from period to period based on management’s assessment of the above described factors and the relative weights given to each factor. For further information regarding the allowance for loan losses see Notes 1 and 4 to the Consolidated Financial Statements and the discussion under the caption “Asset Quality — Provision and Allowance for Loan Losses” at page 12.

The Company’s 1998 Stock Option Plan (the “Plan”), which is shareholder-approved, permits the grant of share options to its directors and officers for up to 2.4 million shares of common stock, as adjusted for the ten percent stock dividend paid on May 1, 2008.  Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant, generally vest based on 5 years of continuous service and have 10-year contractual terms. The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model that currently uses historical volatility of the Company’s stock based on a 7.2 year expected term, before exercise, for the options granted, and a risk-free interest rate based on the U.S. Treasury curve in effect at the time of the grant to estimate total stock-based compensation expense. This amount is then amortized on a straight-line basis over the requisite service period, currently 5 years, to salaries and benefits expense. See Notes 1 and 12 to the Consolidated Financial Statements for additional information regarding the Stock Option Plan and related expense.

Financial Performance Overview

During 2008, the financial industry encountered significant volatility and stress as economic conditions worsened, unemployment increased and the effects of the “mortgage crisis” became more widespread.  The Company did not have direct exposure to the subprime mortgage issues in that it did not make subprime residential mortgage loans to retail customers, and did not invest in private label mortgage backed securities or securities backed by subprime or Alt A mortgages or the preferred stock of Freddie Mac and Fannie Mae.  However, the effects of the rapidly slowing economy, and the precipitous and steep declines in housing starts and residential real estate development and sales activity, adversely affected the Company’s portfolio of loans to builders and developers of residential real estate in the Company’s markets, particularly in the outer suburbs, The Company’s loans to commercial customers in the building trades and allied industries have also been adversely impacted, as the effect of the housing slowdown spread. As a result, the Company’s income was dramatically reduced in 2008, primarily due to increased provisions for loan losses.

For the year ended December 31, 2008, total assets increased $376.2 million, or 16.1%, from $2.34 billion at December 31, 2007, to $2.72 billion, with loans, net of the allowance for loan losses, increasing $348.3 million, or 18.1%, from $1.92 billion at December 31, 2007, to $2.27 billion at December 31, 2008. This growth in loans and total assets was funded by an increase in total deposits of $303.0 million, or 16.2%, from $1.87 billion at December 31, 2007, to $2.17 billion. Additional funding was provided by the sale of $25 million in trust preferred securities to the Company’s directors and certain of its executive officers and the issuance of $71 million in preferred stock to the United States Department of the Treasury (the “Treasury”) under the Capital Purchase Program. Please refer to “Capital Issuances”at page 20 for a discussion of the issuance of securities under the Capital Purchase Program. Net income for the year ended December 31, 2008, was down $12.7 million, or 49.3%, from $25.8 million in 2007, to $13.1 million, due to a $21.0 million increase in loan loss provisions from $4.3 million in 2007 to $25.4 million.

In 2007, total assets increased $390.6 million, or 20.0%, from $1.95 billion at December 31, 2006, to $2.34 billion, with loans increasing $294.9 million, or 18.1%, from $1.63 billion at December 31, 2006, to $1.92 billion. As in 2008, the majority of the growth in loans and total assets was funded by increases in deposits, with total deposits rising $263.2 million, or 16.4%, from $1.61 billion at December 31, 2006, to $1.87 billion at the end of 2007. Additional funding was provided by a $73.6 million increase in repurchase agreements and federal funds purchased and $25 million in other borrowed funds. Net income in 2007 was up $1.3 million, or 5.2%, from $24.5 million in 2006, to $25.8 million with growth in net-interest income being the primary factor.

As noted, the Company achieved significant growth in loans in 2008. Loans are the Company’s principal asset class and primary contributor to interest income. The majority of loan growth occurred in non-farm, non-residential real estate loans, which rose $175.8 million, or 21.0%, from $835.5 million at December 31, 2007, to $1.01 billion at December 31, 2008. One-to-four family residential real estate loans represented the second largest increase rising $90.9 million, or 34.1%, from $266.4 million at December 31, 2007, to $357.3 million, while construction loans increased $40.8 million, or 7.5%, from $544.3 million at the end of 2007, to $585.1 million and commercial loans rose $40.8 million, or 17.1%, from $238.7 million at December 31, 2007 to $279.5 million. Increases in one-to-four family residential loans are due to the Company holding more of its originations in portfolio rather than selling them, because of reduced demand and product availability in the secondary market, while the growth in construction loans was concentrated in commercial real estate projects. Year-over-year, residential construction loans are down $9.0 million and are expected to decline further as that lending focus has been significantly curtailed in light of conditions in the housing market.  In 2007, non-farm non-residential real estate loans rose $146.4 million, one-to-four family residential loans were up $73.2 million, commercial loans increased by $48.1 million and construction loans grew $29.3 million.

While loans are the Company’s major asset, deposits are the Company’s major source of funding and as a result the major contributor to interest expense. In 2008, deposits increased by $303.3 million, or 16.2%, with non-interest-bearing demand deposits decreasing by $19.0 million, or 8.9%, to $194.8 million, savings and interest-bearing demand deposits mostly unchanged and time deposits growing $321.1 million, or 28.2%, from $1.14 billion at December 31, 2007, to $1.46 billion. For the year ended December 31, 2007, deposit growth included an increase in non-interest-bearing demand deposits by $26.9 million, a $57.7 million increase in savings and interest-bearing demand deposits, and a $178.7 million increase in time deposits. Repurchase agreements, the majority of which represent sweep funds of significant commercial demand deposit customers, and Federal funds purchased decreased $34.5 million, or 15.5%, from $222.5 million at December 31, 2007, to $188.0 million at December 31, 2008, and increased $73.6 million, or 49.5%, in 2007.

The Company’s investment securities portfolio represents its second largest asset class and contributor to interest income, and is generally maintained as a primary source of liquidity. In 2008, the portfolio increased by $10.6 million, or 3.2%, from $326.2 million at December 31, 2007, to $336.8 million at December 31, 2008, with growth concentrated in obligations of states and political subdivisions. In 2007, the portfolio increased $92.0 million, or 39.3%, from $234.2 million at December 31, 2006, to $326.2 million, with growth concentrated in both U.S. Government Agency obligations and obligations of states and political subdivisions.

For the year ended December 31, 2008, earnings were down $12.7 million, or 49.3% compared to earnings of $25.8 million for the prior fiscal year as net interest income increased $7.8 million, or 10.5%, from $75.2 million in 2007, to $83.0 million in 2008, non-interest income decreased $1.5 million, or 18.4%, from $7.9 million in 2007, to $6.4 million, while provisions for loan losses were up $21.0 million, and  non-interest expense rose 12.8%, from $39.7 million in 2007, to $44.8 million. As a result, the Company’s efficiency ratio, as defined, rose from 47.8% for the year ended December 31, 2007, to 50.1% in 2008. In 2007, earnings of $25.8 million increased $1.3 million, or 5.2%, compared to earnings of $24.5 million in 2006, with net interest income increasing $6.4 million, or 9.2%, non-interest income rising $560 thousand, or 7.6%, provisions for loan losses decreasing $66 thousand, while non-interest expense rose $5.4 million, or 15.8%. For the year ended December 31, 2006, earnings of $24.5 million represented an increase of 24.6% compared to earnings of $19.7 million in 2005. On a diluted per common share basis earnings were $0.47, $0.95, and $0.89 in 2008, 2007, and 2006, respectively, while the Company’s return on average assets was 0.51% for 2008, as compared to 1.21% in 2007 and 1.40% in 2006. Return on average equity was 7.18% in 2008, 16.75% in 2007, and 19.51% in 2006.

Stockholders’ equity increased by $84.1 million in 2008, or 49.8%, from $169.1 million at December 31, 2007, to $253.3 million, with earnings of $13.1 million, a $1.9 million decrease in other comprehensive income related to the investment securities portfolio, and $911 thousand in proceeds and tax benefits related to the exercise of options by Company directors, officers and employees and stock option expense credits. On September 24, 2008, the Company raised $25 million in qualifying capital through the sale of trust preferred securities to the Company’s directors and certain of its executive officers. In connection with the issuance of the trust preferred securities, the Company also issued warrants to purchase an aggregate of 1.5 million shares of common stock to the purchasers.  On December 12, 2008, the Company issued $71 million in preferred stock to the Treasury under the Capital Purchase Program. In connection with the issuance of the preferred stock, the Company also issued to the Treasury warrants to purchase approximately 2.7 million shares of common stock. In 2007, stockholders’ equity increased $29.2 million, or 20.9%, from $139.9 million at December 31, 2006, to $169.1 million, with earnings of $25.8 million, a $1.9 million increase in other comprehensive income related to the investment securities portfolio, and $1.6 million in proceeds and tax benefits related to the exercise of options by Company directors, officers and employees and stock option expense credits. The total number of common shares outstanding increased in 2008 by 2,552,719, with 2,411,508 shares issued due to a ten percent stock dividend in May 2008, and 141,211 shares issued as a result of the exercise of options by Company directors, officers and employees.

Net Interest Income

Net interest income is the excess of interest earned on loans and investments over the interest paid on deposits and borrowings and is the Company’s primary revenue source. Net interest income is thereby affected by overall balance sheet growth, changes in interest rates and changes in the mix of investments, loans, deposits and borrowings. In 2008, net interest income increased $7.8 million, or 10.5%, from $75.2 million in 2007, to $83.0 million due to the significant growth in loans as the net interest margin fell from 3.65% in 2007, to 3.30%. In 2007, net interest income increased $6.4 million, or 9.2%, from $68.8 million in 2006, to $75.2 million due again to significant loan growth as the net interest margin fell from 4.07% in 2006, to 3.65%. In 2006, net interest income increased $12.1 million, or 21.2%, from $56.7 million in 2005, to $68.8 million.

In 2006, the Federal Open Market Committee (the “FOMC”) continued a campaign of increasing its Fed funds target rate that began in 2004 by another 100 basis points to 5.25%. As that increase also increased the prime lending rate to 8.25%, of which many of the Company’s loan rates are tied to, the Company’s yield on interest-earning assets rose from 6.57% in 2005 to 7.41% in 2006. However, as the treasury yield curve eventually inverted with higher short-term than long-term rates, funds began shifting from lower rate to higher rate accounts, and as competition for deposits in the local market intensified, the cost of interest-bearing liabilities increased to a greater extent, from 2.79% in 2005 to 4.00% in 2006. As a result, the net interest margin fell from 4.30% in 2005 to 4.07% in 2006.

In 2007, as short term interest rates remained high for most of the year, and strong competition for deposits in the local market continued, the cost of interest-bearing liabilities rose from 4.00% in 2006 to 4.46%, while the yield on interest-earning assets rose by only five basis points from 7.41% in 2006 to 7.46%. The FOMC began easing rates in September 2007 and the prime lending rate fell to 7.25% by year end. In 2008, as the prime lending rate fell to 3.25% as the FOMC reduced the Federal funds target rate to 2.25% in September 2008 and to a range of 0-0.25% in December 2008, and the Company experienced a significant increase in non-performing loans, the yield on interest-earning assets fell 111 basis points from 7.46% to 6.35%, while the cost of interest-bearing liabilities fell 94 basis points to 3.52%. Tables 1, 2 and 3 provide further information with regard to yields, costs, the changes in net interest income and associated risk.

TABLE 1: AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

The following table shows the average balance sheets for each of the years ended December 31, 2008, 2007, and 2006. In addition, the amounts of interest earned on interest-earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, are shown.  Loans placed on a non-accrual status are included in the average balances. Net loan fees and late charges included in interest income on loans totaled $5.0 million, $5.5 million and $5.4 million for 2008, 2007, and 2006, respectively.

	2008			2007			2006
(Dollars in thousands)	Average Balance	Interest Income- Expense	Average Yields /Rates	Average Balance	Interest Income- Expense	Average Yields /Rates	Average Balance	Interest Income- Expense	Average Yields /Rates
Assets
Securities (1)	$328,192	$16,585	5.17%	$280,852	$13,948	5.04%	$199,658	$8,746	4.42%
Loans, net of unearned income	2,180,883	143,501	6.57%	1,766,501	138,919	7.87%	1,470,264	115,405	7.85%
Interest-bearing deposits in other banks	4,831	145	2.99%	2,802	140	5.01%	1,055	55	5.21%
Federal funds sold	14,067	237	1.66%	22,372	1,131	4.98%	21,972	1,086	4.94%
Total interest-earning assets	$2,527,973	$160,468	6.35%	$2,072,527	$154,138	7.46%	$1,692,949	$125,292	7.41%
Other assets	54,611			61,415			54,029
Total assets	$2,582,584			$2,133,942			$1,746,978
Liabilities & Stockholders’ Equity
Interest-bearing deposits
NOW accounts	$165,374	$2,655	1.60%	$155,047	$2,499	1.61%	$174,853	$2,880	1.65%
Money market accounts	198,429	5,389	2.71%	224,524	8,806	3.92%	195,482	6,879	3.52%
Savings accounts	175,629	5,124	2.91%	120,061	5,148	4.29%	26,934	608	2.26%
Time deposits	1,349,116	54,093	4.00%	1,054,962	52,945	5.02%	843,661	37,785	4.48%
Total interest-bearing deposits	$1,888,548	$67,261	3.55%	$1,554,594	$69,398	4.46%	$1,240,930	$48,152	3.88%
Securities sold under agreement to repurchase and federal funds purchased	223,114	5,534	2.47%	165,499	6,259	3.78%	118,092	4,730	4.01%
Other borrowed funds	36,202	1,235	3.36%	6,986	225	3.18%	9,726	506	5.20%
Trust preferred capital notes	46,373	3,400	7.21%	42,614	3,099	7.17%	43,000	3,099	7.21%
Total interest-bearing liabilities	$2,194,237	$77,430	3.52%	$1,769,693	$78,981	4.46%	$1,411,748	$56,487	4.00%
Demand deposits and other liabilities	206,117			210,262			209,642
Total liabilities	$2,400,354			$1,979,955			$1,621,390
Stockholders’ equity	182,230			153,987			125,588
Total liabilities and stockholders’ equity	$2,582,584			$2,133,942			$1,746,978
Interest rate spread			2.83%			3.00%			3.41%
Net interest income and margin		$83,038	3.30%		$75,157	3.65%		$68,805	4.07%

(1) Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders’ equity. Average yields on tax-exempt securities are stated on a tax equivalent basis, using a 35% rate.

TABLE 2: RATE-VOLUME VARIANCE ANALYSIS

Interest income and expense are affected by changes in interest rates, by changes in the volumes of earning assets and interest-bearing liabilities, and by changes in the mix of these assets and liabilities.  The following analysis shows the year-to-year changes in the components of net interest income.

	2008 compared to 2007			2007 compared to 2006
	Increase/(Decrease) Due to		Total Increase/	Increase/(Decrease) Due to		Total Increase/
(Dollars in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income
Loans	$27,628	$(23,046)	$4,582	$23,184	$330	$23,514
Securities	2,288	349	2,637	3,953	1,249	5,202
Interest bearing deposits in other banks	61	(56)	5	87	(2)	85
Federal funds sold	(137)	(757)	(894)	35	10	45
Total interest income	$29,840	$(23,510)	$6,330	$27,259	$1,587	$28,846
Interest Expense
Interest-bearing deposits:
NOW accounts	$173	$(17)	$156	$(319)	$(62)	$(381)
Money market accounts	(684)	(2,733)	(3,417)	1,139	788	1,927
Savings accounts	1,635	(1,659)	(24)	3,993	547	4,540
Time deposits	11,406	(10,258)	1,148	10,605	4,555	15,160
Total interest-bearing deposits	$12,530	$(14,667)	$(2,137)	$15,418	$5,828	$21,246
Securities sold under agreement to repurchase and federal funds purchased	1,446	(2,171)	(725)	1,793	(264)	1,529
Other borrowed funds	997	13	1,010	(88)	(193)	(281)
Trust preferred capital notes	284	17	301	(28)	28	—
Total interest expense	$15,257	$(16,808)	$(1,551)	$17,095	$5,399	$22,494
Change in Net Interest Income	$14,583	$(6,702)	$7,881	$10,164	$(3,812)	$6,352

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

One of the tools used by the Company to assess interest sensitivity on a monthly basis is the static gap analysis that measures the cumulative differences between the amounts of assets and liabilities maturing or repricing within various time periods. It is the Company’s goal to limit the one-year cumulative difference, or gap, in an attempt to limit changes in future net interest income from changes in market interest rates. A static gap analysis is shown in Table 3 below, and reflects the earlier of the maturity or repricing dates for various assets, including prepayment and amortization estimates, and liabilities as of December 31, 2008. At that point in time, the Company had a cumulative net liability sensitive one-year gap position of $404.5 million, or a negative 15.2% of total interest-earning assets.

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

TABLE 3:  STATIC GAP ANALYSIS

	Interest Sensitivity Periods
At December 31, 2008 (Dollars in thousands)	Within 90 Days	91 to 365 Days	Over 1 to 5 Years	Over 5 Years	Total
Interest-earning Assets
Securities, at amortized cost	$45,883	$67,339	$97,127	$127,584	$337,933
Loans held-for-sale	6,221	—	—	—	6,221
Loans, net of unearned income	862,539	268,642	910,569	267,811	2,309,561
Total interest-earning assets	$914,643	$335,981	$1,007,696	$395,395	$2,653,715
Interest-bearing Liabilities
NOW accounts	$88,242	—	$88,242	—	$176,484
Money market accounts	70,573	—	70,573	—	141,146
Savings accounts	100,212	—	100,212	—	200,424
Time deposits	582,867	635,290	241,140	—	1,459,297
Securities sold under agreements to repurchase and federal funds purchased	162,959	—	—	25,000	187,959
Other borrowed funds	—	—	25,000	—	25,000
Trust preferred capital notes	—	15,000	25,000	25,000	65,000
Total interest-bearing liabilities	$1,004,853	$650,290	$550,167	$50,000	$2,255,310
Cumulative maturity / interest sensitivity gap	$(90,210)	$(404,519)	$(53,010)	$398,405	$398,405
As % of total interest-earning assets	(3.4)%	(15.2)%	(2.0)%	15.0%

In order to more closely measure interest sensitivity, the Company uses earnings simulation models on a quarterly basis. These models utilize the Company’s financial data and various management assumptions as to balance sheet growth, interest rates, operating expenses and other non-interest income sources to forecast a base level of earnings over a one-year period. This base level of earnings is then shocked assuming a 200 basis points higher and lower level of interest rates (but not below zero) over the forecasted period.  The most recent earnings simulation model was run based on data as December 31, 2008, and consistent with the Company’s belief from its static gap analysis that its balance sheet structure was liability sensitive at that time, the model projected that forecasted net-interest income over a one-year period would decrease by 2.50% if interest rates were to be 200 basis points higher than expected, and forecasted net-interest income would decrease by 0.10% if interest rates were to be 100 basis points lower than expected. As noted above, normally these earnings models are shocked downward 200 basis points; however, as the Federal funds target rate dropped to a range of 0% to 0.25%, the prime lending rate to 3.25%, and treasury yields to historically low levels, a downward shock in rates of that magnitude was not deemed practical, or likely to occur.

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

Non-Interest Income

The Company’s non-interest income sources include service charges and other fees on deposit accounts, fees and net gains from loans originated and sold through its mortgage lending division, commissions from non-deposit investment sales and increases in the cash surrender value of Bank owned life insurance policies. Non-interest income decreased $1.5 million in 2008, or 18.4%, from $7.9 million in 2007 to $6.4 million, and increased $560 thousand, or 7.6%, from $7.3 million in 2006, to $7.9 million in 2007. In 2006, non-interest income increased $647 thousand, or 9.7%, from $6.7 million in 2005, to $7.3 million. Of the total decline in non-interest income in 2008, $1.2 million was due to lower fees and net gains on mortgage loans originated for sale. Since 2005, the level of mortgages originated for sale has declined from $202.3 million to $174.9 million in 2006, to $158.0 million in 2007, and to $80.6 million in 2008 as the Bank began to hold more of its originations in portfolio rather than selling them, due to a reduction in demand and available loan products in the secondary market. As a result, fees and net gains on these sold loans fell from $3.3 million in 2005, to $3.1 million, $2.7 million, and $1.5 million in 2006, 2007 and 2008, respectively.

Service charges and other fees, which include monthly deposit account maintenance charges, overdraft fees, ATM fees and charges, debit card interchange income, safe deposit box rents, merchant discount fee income, and lock-box service fees, increased $514 thousand, or 15.2%, from $3.4 million in 2007, to $3.9 million in 2008. In 2007, service charges and other fees were up $162 thousand, or 5.0%, from $3.2 million to $3.4 million, while in 2006 they were up $673 thousand, or 26.4%. The increase in 2008 was due to a new debit card rewards program that increased debit card interchange income, while the increase in 2006 was due to higher overdraft fees associated with a new overdraft protection program implemented in September 2005.

Non-deposit investment services commissions, which the Bank offers through a third party arrangement, were down $68 thousand in 2008 from $770 thousand in 2007, and were up $149 thousand in 2007 from $621 thousand in 2006. Other income decreased $439 thousand in 2008 to $329 thousand, increased $350 thousand in 2007, and was up $57 thousand in 2006. The majority of this income source is related to $14.2 million in Bank owned life insurance policies, which accounted for most of the $439 thousand decrease in other income in 2008. These polices, which are recorded on the Company’s balance sheets under other assets, also accounted for $608 thousand of the $768 thousand in other income in 2007, and $309 thousand of the $418 thousand in other income in 2006. The Company does not anticipate additional purchases of this insurance. Income from Bank owned life insurance is non-taxable.

In 2007, non-interest income results also include a gain on the sale of OREO of $638 thousand and a loss of $387 thousand on the sale of securities related to a partial restructuring of the securities portfolio.

Non-Interest Expense

Non-interest expense increased $5.1 million, or 12.8%, from $39.7 million in 2007, to $44.8 million in 2008, increased $5.4 million, or 15.8%, from $34.3 million in 2006 to $39.7 million in 2007, and increased $4.8 million, or 16.4%, from $29.5 million in 2005 to $34.3 million in 2006. Salaries and benefits accounted for $826 thousand, or 16.2%, of the total increase in non-interest expense in 2008, $2.6 million, or 48.6%, in 2007, and $2.6 million, or 53.7% in 2006. Commissions and incentive compensation associated with the significant increases in total loans and the hiring of additional loan officers, together with increased compensation and benefits expense associated with additional employees added due to overall growth and branch expansion were the reasons for the increases in 2006 and 2007, while the much lower increase in 2008 was due to lower commissions and incentive compensation due to lower Company earnings.

Occupancy expenses, which include rents, depreciation, maintenance on buildings, leaseholds and equipment, increased $1.8 million, or 26.0%, from $7.0 million in 2007, to $8.8 million in 2008, and increased $1.6 million, or 29.1%, in 2007. In 2006, occupancy expense was up $969 thousand, or 21.6%. These increases over the three year period were due to the opening of eight new branch locations and expanded office facilities for lending units and other back office support departments.

Other operating expenses, which include advertising and public relations expenses, bank franchise taxes, legal and professional fees, insurance, FDIC insurance, telecommunications, supplies and postage, increased by $2.2 million, or 26.9%, from $8.2 million in 2007, to $10.4 million in 2008, and increased $1.2 million, or 17.4%, from $7.0 million in 2006, to $8.2 million in 2007. In 2006, other operating expenses increased $863 thousand, or 14.1%. The increases over the years are generally due to branch expansion and overall growth, with year-over-year increases in advertising, public relations and bank franchise tax expenses, while in the second quarter of 2007 the Bank, along with all other depository institutions insured by the FDIC, began to pay deposit insurance premiums for the first time since the mid 1990’s. Those premiums are expected to rise significantly in 2009.  See “Regulation, Supervision and Governmental Policy – Deposit Insurance Premiums” at page 70.

Income Taxes

The Company’s income tax provisions are adjusted for non-deductible expenses and non-taxable interest after applying the U.S. federal income tax rate of 35%. The provision for income taxes totaled $6.2 million, $13.2 million and $12.9 million, for the years ended December 31, 2008, 2007 and 2006, respectively. The effects of non-deductible expenses and non-taxable interest on the Company’s income tax provisions are minimal. For further information regarding the provisions for income taxes see Note 8 to the Consolidated Financial Statements.

Asset Quality - Provision and Allowance For Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio.  In 2008, net charge-offs totaled $11.2 million compared to $181 thousand and $126 thousand in 2007 and 2006, respectively.  The provision for loan loss expense in 2008 was $25.4 million compared to $4.3 million in 2007, and $4.4 million in 2006. As a result, the total allowance for loan losses increased $14.2 million, or 63.9%, from $22.3 million at December 31, 2007, to $36.5 million at December 31, 2008, increased $4.2 million, or 23.0%, in 2007, and increased 31.0% in 2006. These increases in the total allowance for loan losses for 2006 and 2007 were consistent with an 18.1% increase in loans in 2007, and a 28.3% increase in  2006, as net-charge offs were minimal and the level of non-performing assets and loans 90 + days past due were very low. In 2008, while some of the increase in the allowance was associated with overall loan growth, the most significant factor was a $120.5 million increase in non-performing assets and loans 90 + days past due from $4.4 million at December 31, 2007, to $124.9 million at December 31, 2008. In addition, other identified potential problem loans, which are classified as impaired loans, although well-secured and currently performing, but in some instances requiring higher reserve levels, rose from $11.6 million at December 31, 2006, to $15.4 million at December 31, 2007, and to $49.3 million at December 31, 2008. The allowance has also increased as a percent of total loans from 1.10% at December 31, 2006, to 1.14% as of December 31, 2007, and to 1.58% as of December 31, 2008. See “Risk Elements and Non-Performing Assets” later in this discussion for more information on non-performing assets and loans 90 + days past due and other impaired loans.

Management feels that the allowance for loan losses is adequate at December 31, 2008. However, there can be no assurance that additional provisions for loan losses will not be required in the future, including as a result of possible changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, and the residential real estate market in particular, on a national basis or in the Company’s market area, or changes in the circumstances of particular borrowers.  In 2009, Management intends to pursue more aggressive strategies for problem loan resolution and is committed to utilize earnings to the maximum extent necessary to bolster loan loss reserves to levels sufficient to absorb losses recognized in the pursuit of this strategy.  The Company’s increased capital level gives it the added safety cushion to do so.

The Company generates a quarterly analysis of the allowance for loan losses, with the objective of quantifying portfolio risk into a dollar figure of inherent losses, thereby translating the subjective risk value into an objective number. Emphasis is placed on semi-annual independent external loan reviews and monthly internal reviews.  The determination of the allowance for loan losses is based on applying and summing the results of eight qualitative factors and one quantitative factor to each category of loans along with any specific allowance for impaired loans within the particular category. Each factor is assigned a percentage weight and that total weight is applied to each loan category. The resulting sum from each loan category is then combined to arrive at a total allowance for all categories. Factors are different for each loan category. Qualitative factors include: levels and trends in delinquencies and non-accruals, trends in volumes and terms of loans, effects of any changes in lending policies, the experience, ability and depth of management, national and local economic trends and conditions, concentrations of credit, quality of the Company’s loan review system, and regulatory requirements. The total allowance required thus changes as the percentage weight assigned to each factor is increased or decreased due to its particular circumstance, as the various types and categories of loans change as a percentage of total loans and as specific allowances are required due to an increase in impaired loans. For further information regarding the allowance for loan losses see Notes 1 and 4 to the Consolidated Financial Statements.

TABLE 4: PROVISION AND ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)	2008	2007	2006	2005	2004
Allowance, beginning of period	$22,260	$18,101	$13,821	$10,402	$7,457
Charge-Offs
Real estate loans	$7,493	$—	$—	$—	$—
Commercial loans	3,436	—	112	341	—
Consumer loans	392	212	77	21	62
Total charge-offs	$11,321	$212	$189	$362	$62
Recoveries
Real estate loans	$77	$—	$—	$—	$—
Commercial loans	16	—	—	—	12
Consumer loans	65	31	63	9	6
Total recoveries	$158	$31	$63	$9	$18
Net charge-offs	$11,163	$181	$126	$353	$44
Provision for loan losses	25,378	4,340	4,406	3,772	2,989
Allowance, end of period	$36,475	$22,260	$18,101	$13,821	$10,402
Ratio of net charges-offs to average total loans outstanding during period	0.51%	0.01%	0.01%	0.03%	0.01%

TABLE 5: ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses includes specific allowances for impaired loans and a general allowance applicable to all loan categories; however, management has allocated the allowance to provide an indication of the relative risk characteristics of the loan portfolio. The allocation is an estimate and should not be interpreted as an indication that charge-offs will occur in these amounts, or that the allocation indicates future trends.  The allocation of the allowance at December 31 for the years indicated and the ratio of related outstanding loan balances to total loans are as follows:

(Dollars in thousands)	2008	2007	2006	2005	2004
Allocation of allowance for loan losses:
Real estate – mortgage	$9,375	$9,226	$8,654	$7,298	$5,584
Real estate – construction	18,485	6,612	4,939	3,599	2,328
Commercial	8,489	6,304	4,449	2,865	2,422
Consumer	126	118	59	59	68
Balance, December 31,	$36,475	$22,260	$18,101	$13,821	$10,402
Ratio of loans to total year-end loans:
Real estate – mortgage	62%	59%	57%	60%	65%
Real estate – construction	25%	28%	31%	30%	25%
Commercial	12%	12%	11%	9%	9%
Consumer	1%	1%	1%	1%	1%
	100%	100%	100%	100%	100%

See Notes 1 and 4 to the Consolidated Financial Statements for additional information regarding the provision and allowance for loan losses.

Risk Elements and Non-Performing Assets

Non-performing assets consist of non-accrual loans, restructured loans, and other real estate owned (foreclosed properties). The total non-performing assets and loans that are 90 + days past due and still accruing interest increased by $120.5 million, or 2,738.6%, from $4.4 million at year-end 2007 to $124.9 million at year-end 2008, and increased by $485 thousand, or 12.4%, from $3.9 million at year-end 2006. As a result, the level of non-performing assets and loans 90 + days past due to total assets was down slightly from .20% at December 31, 2006, to ..19% at December 31, 2007, and rose significantly to 4.60% at December 31, 2008.

Non-performing loans continue to be concentrated in residential and commercial construction and land development loans in the Company’s outer sub-markets hardest hit by the residential downturn and commercial and consumer credits experiencing the after shocks in sub-contracting businesses and workforce employment. Overall, as of December 31, 2008, $105.7 million or 66% of non-performing loans and other impaired loans represented construction and land development and another $18.2 million, or 11.4%, represented commercial or other loans which are also housing related. Other sectors, including non-farm, non-residential real estate and inner sub-markets of the broader loan portfolio, continue to perform well, with low levels of delinquencies at the present time. Management is focused on risk identification and mitigation activities within the impacted portfolio segments and sub-markets and is prudently establishing specific reserves where warranted, based upon a current market value analysis of the underlying collateral. The market decline remains dynamic.  As non-performing loans are addressed, charge-offs for 2009 are anticipated to be at least 0.50% of average loans outstanding.  With problem loan trends in the residential and commercial construction portfolio, non-performing assets could prospectively rise above 5.0% of total assets by year-end. See Notes 1 and 4 to the Consolidated Financial Statements for additional information regarding the Company’s non-performing assets.  Tables 6 and 7 provide a breakdown of the construction loan portfolio by location including loans on non-accrual status and percentage of net-charge offs in 2008.

TABLE 6:  RESIDENTIAL, ACQUISITION, DEVELOPMENT AND CONSTRUCTION LOANS

	As of December 31, 2008
(Dollars in thousands) County/Jurisdiction of Origination:	Total Outstandings	Percentage of Total	Non- accrual Loans	Non-accruals as a % of Outstandings	Net charge-offs as a % of Outstandings
District of Columbia	$23,722	7.5%	$233	0.1%	0.4%
Montgomery. MD	20,689	6.5%	6,367	2.0%	0.3%
Prince Georges, MD	36,676	11.6%	—	—	—
Other Counties in MD	9,999	3.2%	—	—	—
Arlington/Alexandria, VA	39,115	12.3%	—	—	—
Fairfax, VA	77,299	24.4%	15,792	5.0%	0.4%
Culpeper/Fauquier, VA	9,477	3.0%	6,577	2.1%	0.7%
Frederick, VA	13,022	4.1%	8,933	2.8%	—
Loudoun, VA	42,070	13.3%	10,841	3.4%	0.1%
Prince William, VA	17,587	5.5%	3,656	1.2%	0.1%
Stafford, VA	22,683	7.2%	—	—	—
Other Counties in VA	4,505	1.4%	322	0.1%	—
Outside VA, D.C. & MD	113	0.04%	—	—	—
Totals	$316,957	100.0%	$52,721	16.6%	2.0%

TABLE 7:  COMMERCIAL, ACQUISITION, DEVELOPMENT AND CONSTRUCTION LOANS

	As of December 31, 2008
(Dollars in thousands) County/Jurisdiction of Origination:	Total Outstandings	Percentage of Total	Non- accrual Loans	Non-accruals as a % of Outstandings	Net charge-offs as a % of Outstandings
District of Columbia	$10,680	4.0%	$—	—	—
Montgomery. MD	1,440	0.5%	—	—	—
Prince Georges, MD	9,952	3.7%	—	—	—
Other Counties in MD	1,108	0.4%	—	—	—
Arlington/Alexandria, VA	3,227	1.2%	—	—	—
Fairfax, VA	30,348	11.3%	1,513	0.6%	—
Culpeper/Fauquier, VA	3,748	1.4%	—	—	—
Frederick, VA	—	0.0%	—	—	—
Loudoun, VA	67,767	25.3%	23,046	8.6%	—
Prince William, VA	73,849	27.5%	15,260	5.7%	—
Stafford, VA	35,135	13.1%	—	—	—
Other Counties in VA	30,865	11.5%	—	—	—
Outside VA, D.C. & MD	—	0.00%	—	—	—
Totals	$268,119	100.0%	$39,819	14.9%	—

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

Foreclosed real properties include properties that have been substantively repossessed or acquired in complete or partial satisfaction of debt.  Such properties, which are held for resale, are carried at the lower of cost or fair value, including a reduction for the estimated selling expenses, or principal balance of the related loan. In July 2007, the Company foreclosed on a $1.8 million non-performing loan and subsequently sold the collateral property in September 2007 for a pre-tax gain of $638 thousand. As of December 31, 2008, the Company held $7.6 million in foreclosed real properties.

TABLE 8: NON-PERFORMING ASSETS

	December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
Non-accrual loans	$111,234	$3,826	$3,920	$1,994	$1,210
OREO	7,569	—	—	—	—
Total non-performing assets	$118,803	$3,826	$3,920	$1,994	$1,210
Loans past due 90 days and still accruing	6,118	579	—	7	—
Total non-performing assets and past due loans	$124,921	$4,405	$3,920	$2,001	$1,210
Allowance for loan losses to total loans	1.58%	1.14%	1.10%	1.07%	1.11%
Allowance for loan losses to non-performing loans	31.08%	505.33%	461.76%	693.1%	859.7%
Non-performing assets and past due loans to total loans	5.40%	0.23%	0.24%	0.15%	0.13%
Non-performing assets and past due loans to total assets	4.60%	0.19%	0.20%	0.13%	0.11%

Loan Portfolio

The Bank’s lending activities are its principal source of income. Real estate loans, including residential permanents and construction, and commercial permanents, represent the major portion of the Bank’s loan portfolio. Loans, net of unearned income and the allowance for loan losses, increased $348.3 million, or 18.1%, from $1.92 billion at December 31, 2007, to $2.27 billion at December 31, 2008, and increased $294.9 million, or 18.1%, from $1.63 billion at December 31, 2006, to $1.92 billion at year-end 2007. The increase in loans in 2008 included an increase in real estate mortgage loans of $276.4 million, or 23.9%, an increase in commercial loans of $40.8 million, or 17.1%, and an increase in real estate construction loans of $40.8 million, or 7.5%. In 2007, real estate mortgage loans increased $218.6 million, or 23.2%, while commercial loans represented the second largest increase rising $48.2 million, or 25.3%, and real estate construction loans increased $29.3 million, or 5.7%. The majority of the increase in real estate mortgage loans is concentrated in non-farm non-residential properties, which has been a primary focus of the Bank since its organization, while the increase in real estate construction loans in 2007 and 2008 was attributable to commercial properties. At December 31, 2008, $296.3 million of total real estate construction loans were to commercial builders of single-family housing, $20.7 million were to individuals on single-family properties and $268.1 million were related to commercial properties. At December 31, 2007, $302.4 million of real estate construction loans were to commercial builders of single-family housing, $23.6 million were to individuals on single-family properties and $218.3 million were related to commercial properties. The Bank expects that its real estate construction loan portfolio will begin to decline as that lending focus is significantly curtailed.

As noted above, the majority of the Bank’s loan portfolio consists of construction and commercial real estate loans.  At December 31, 2008, the Bank had $296.3 million of construction loans to commercial builders of single family housing in the Northern Virginia market, representing 9.2% of total loans. These loans are made to a number of unrelated entities and generally have a term of twelve to eighteen months.  Adverse developments in the Northern Virginia real estate market and economy have adversely impacted this portfolio of loans and the Company’s income and financial position.  In addition, the Bank had $1.01 billion, or 43.7% of the loan portfolio at December 31, 2008, secured by non-farm non-residential properties with $418.4 million of these loans representing owner-occupied properties. All these non-farm non-residential loans represent obligations of a diversified pool of borrowers across numerous businesses and industries in the Northern Virginia market and include some loans that, although secured by commercial real estate, are commercial purpose loans made based on the financial condition of the underlying business. At December 31, 2008, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio.  An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Bank seeks to manage its concentrations of loans through the establishment of limits on the level of its various loan types to total loans and to total capital. For further information regarding concentrations of loans see Note 17 to the Consolidated Financial Statements.

Under guidance from the federal banking regulators, banks which have concentrations in construction, land development or commercial real estate loans would be expected to maintain higher levels of risk management and, potentially, higher levels of capital. It is possible that we may be required to maintain higher levels of capital than we would otherwise be expected to maintain as a result of our levels of construction, development and commercial real estate loans, which may require us to obtain additional capital.  Excluded from the scope of this guidance are loans secured by non-farm nonresidential properties where the primary source of repayment is the cash flow from the ongoing operations and activities conducted by the party, or affiliate of the party, who owns the property

Tables 9 and 10 present information pertaining to the composition of the loan portfolio including unearned income, the allowance for loan losses, and the maturity and repricing characteristics of selected loans.

TABLE 9: SUMMARY OF TOTAL LOANS

	December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
Real estate - mortgage	$1,435,189	$1,158,820	$940,270	$778,788	$605,420
Real estate - construction	585,076	544,290	515,040	380,997	240,469
Commercial	279,470	238,670	190,527	122,243	88,725
Consumer	11,698	8,714	6,997	7,386	5,879
Farmland	2,498	1,468	—	—	—
Total loans	$2,313,931	$1,951,962	$1,652,834	$1,289,414	$940,493
Less unearned income	4,370	4,961	4,906	5,338	4,309
Less allowance for loan losses	36,475	22,260	18,101	13,821	10,402
Loans, net	$2,273,086	$1,924,741	$1,629,827	$1,270,255	$925,782

TABLE 10: MATURITY/REPRICING SCHEDULE OF TOTAL LOANS

At December 31, 2008	Real estate-	Real estate-
(Dollars in thousands)	mortgage	construction	Commercial	Consumer	Farmland	Total
Variable:
Within 1 year	$195,995	$219,351	$67,795	$3,577	$2,498	$489,216
1-to-5 years	410,106	35,071	2,652	—	—	447,829
After 5 years	65,094	8,886	—	—	—	73,980
Total	$671,195	$263,308	$70,447	$3,577	$2,498	$1,011,025
Fixed Rate:
Within 1 year	$77,962	$186,527	$80,068	4,140	—	$348,697
1-to-5 years	247,427	118,122	75,469	3,207	—	444,225
After 5 years	438,605	17,119	53,486	774	—	509,984
Total	$763,994	$321,768	$209,023	$8,121	$0	$1,302,906
Total Loans	$1,435,189	$585,076	$279,470	$11,698	$2,498	$2,313,931

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

Total securities increased $10.8 million, or 3.2%, from $326.2 million at December 31, 2007, to $336.8 million at December 31, 2008, and increased $92.0 million, or 39.3%, from $234.2 million at December 31, 2006, to $326.2 million at December 31, 2007. The increase in 2008 was concentrated in obligations of states and political subdivisions as the level of U.S. Government Agencies declined. However, securities of U.S. Government Agencies still represent the majority of the portfolio, with $174.0 million invested in mortgage-backed securities at December 31, 2008, versus $115.1 million at December 31, 2007. Table 11 provides information regarding the composition of the securities portfolio and Table 12 details the maturities and weighted average yields (on a tax equivalent basis) at the dates indicated. U.S. Government Agency obligations include senior debt issuances, mortgage-backed pass-through securities and collateralized mortgage obligations issued by the Federal Home Loan Banks, Federal Home Loan Mortgage Corporation, and Federal National Mortgage Association.  See Note 2 to the Consolidated Financial Statements for additional information regarding the securities portfolio.

At December 31, 2008, there were no single issuers, other than issuers who are U.S. Government Agencies, whose securities owned by the Company had an aggregate book value of more than 10% of total stockholder’s equity of the Company.

TABLE 11: SECURITIES PORTFOLIO

	December 31,
	2008		2007		2006
(Dollars in thousands)	Book Value	Percent of total	Book Value	Percent of total	Book Value	Percent of total
Available-for-sale:
U.S. Government Agency obligations	$235,434	69.90%	$242,965	74.47%	$174,074	74.33%
Obligations of states/political subdivisions	29,454	8.74%	23,001	7.05%	3,659	1.56%
Domestic corporate debt obligations	3,948	1.17%	8,544	2.62%	6,055	2.59%
Federal Reserve Bank stock	5,597	1.66%	1,442	0.44%	1,442	0.62%
Federal Home Loan Bank stock	5,334	1.58%	4,631	1.42%	3,034	1.30%
Community Bankers’ Bank stock	145	0.04%	55	0.02%	55	0.02%
	$279,912	83.10%	$280,638	86.02%	$188,319	80.41%

Held-to-maturity:
U.S. Government Agency obligations	$18,764	5.58%	$33,725	10.34%	$35,520	15.17%
Obligations of states/political subdivisions	38,143	11.32%	11,874	3.64%	10,364	4.43%
	$56,907	16.90%	$45,599	13.98%	$45,884	19.59%
	$336,819	100.00%	$326,237	100.00%	$234,203	100.00%

TABLE 12: MATURITY OF SECURITIES

	2008		2007		2006
At December 31, (Dollars in thousands)	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
Maturing within one year	$1,869	4.11%	$8,269	5.02%	$36,246	3.49%
Maturing after one through five years	73,457	4.78%	165,110	5.26%	132,512	4.75%
Maturing after five through ten years	65,058	5.06%	49,555	5.19%	40,328	4.95%
Maturing after ten years	196,435	5.34%	103,303	5.67%	25,117	5.62%
	$336,819	5.17%	$326,237	5.37%	$234,203	4.67%

Deposits

The Company’s principal source of funds is deposit accounts comprised of demand deposits, savings and money market accounts, and time deposits. The majority of the Bank’s deposits are attracted from individuals and businesses in the Northern Virginia and the metropolitan Washington D.C. area, and the interest rates the Bank pays are generally near the top of the local market.

Total deposits increased $303.0 million, or 16.2%, from $1.87 billion at December 31, 2007, to $2.17 billion at December 31, 2008, and increased $263.2 million, or 16.4%, from $1.61 billion at December 31, 2006, to $1.87 billion at December 31, 2007. In 2008, growth by deposit category included an 8.9% decrease in demand deposits (though average demand deposits for the year increased slightly), a 12.4% increase in NOW deposits, only a slight change in savings and interest-bearing demand deposits and a $321.1 million, or 28.2%, increase in time deposits. Time deposit growth was concentrated in CDARS, Certificate of Deposit Account Registry Service, as depositors sought to maximize FDIC insurance coverage. CDARS allows depositors to access up to $50 million in FDIC insurance coverage. Through the program, a customer’s deposit is divided into sub-$100,000 increments and placed at other banks that participate in the program. Those participating banks, in turn, place deposits in the same amount at the Bank. In 2007, growth included a 14.4% increase in demand deposits, a 12.6% increase in savings and interest-bearing demand deposits and an 18.6% increase in time deposits. The Company attributes its growth in deposits to a strong and affluent local economy, the payment of interest rates at or near the highest in its market, and a strong emphasis on customer service.

In 2007, growth by deposit category was well balanced, with growth in time deposits supported by special advertised rates for maturities ranging from six to thirteen months, while the growth in savings and interest-bearing demand deposits were the result of new product offerings that were also supported by special advertised rates, as strong regional competition for deposits necessitated “paying up” for deposit growth to help fund strong loan demand. In 2008, growth was concentrated in time deposits due to very strong local competition, very high short-term interest rates for a significant part of the year and the aforementioned flight to safety of FDIC insurance coverage in our CDARS program. NOW deposits increased as a result of a new product offering. Brokered deposits represented $168.3 million, or 7.8%, of total deposits at December 31, 2008, and $49.4 million, or 2.6%, of total deposits as of December 31, 2007.  The increase in brokered deposits is reflective of their lower pricing relative to time deposit rates in our highly competitive local market, thus making such wholesale funding an attractive complement to our generation of deposits from local residents and businesses.

Table 13 details maturities of time deposits with balances of $100,000 or more, which represent 37.5% of total time deposits as of December 31, 2008, compared to 50.3% at December 31, 2007. The major reason for the decline was the shift of funds from certificates of deposit of $100,000 or more into our CDARS program. Because deposits in that program are divided into sub-$100,000 increments, CDARS balances are reflected in the category for time deposits with balances less than $100,000. In many cases, depositors who made such shifts also concentrated deposits from other banks, thus fueling our overall growth in time deposits. Total time deposits represent 67.2% of total deposits as of December 31, 2008, compared to 60.9% at December 31, 2007. See Note 6 to the Consolidated Financial Statements and Tables 1 and 3 to this Management’s Discussion and Analysis for additional information regarding the maturities of time deposits and average rates paid on all interest-bearing deposits.

TABLE 13: MATURITIES OF TIME DEPOSITS WITH BALANCES OF $100,000 OR MORE

	December 31,
(Dollars in thousands)	2008	2007	2006
3 months or less	$215,378	$209,165	$151,876
3-6 months	108,592	243,880	127,637
6-12 months	132,668	99,465	182,081
Over 12 months	91,058	19,975	29,123
Total	$547,696	$572,485	$490,717

Short-Term Borrowings

Short-term borrowings consist of securities sold under agreements to repurchase, of which, as of December 31, 2008, $100.9 million are secured transactions with customers that mature the business day following the date sold, and the other $75 million are secured transactions with other banks. The secured transactions with customers are provided to significant commercial demand deposit customers and are considered a core funding source of the Bank. Short-term borrowings also include Federal funds purchased, which are unsecured overnight borrowings from other banks and are generally used to accommodate short-term liquidity needs.  Table 14 provides information on the balances and interest rates on short-term borrowings for the years ended December 31, 2008, 2007 and 2006 (dollars in thousands):

TABLE 14: SHORT-TERM BORROWINGS

At December 31,	2008	2007	2006
Securities sold under agreement to repurchase	$175,959	$200,534	$108,370
Federal funds purchased	12,000	22,000	40,501
Total	$187,959	$222,534	$148,871
Weighted interest rate at year end	1.58%	3.36%	4.29%

Averages for the year ended December 31,
Outstanding	$223,114	$165,499	$118,092
Interest rate	2.47%	3.78%	4.01%

Maximum month-end outstanding	$187,959	$222,534	$148,871

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

The Company measures total liquidity through cash and cash equivalents, securities available-for-sale, mortgage loans held-for-sale, other loans and investment securities maturing within one year, less securities pledged as collateral for repurchase agreements, public deposits and other purposes, and less any outstanding Federal funds purchased.  These liquidity sources increased $60.2 million, or 10.4%, from $577.5 million at December 31, 2007, to $637.7 million at December 31, 2008, and increased $33.2 million, or 6.1%, from $544.3 million at December 31, 2006, to $577.5 million at December 31, 2007. The increases in both years were generally due to higher levels of loans maturing within one-year. Additional sources of liquidity available to the Bank include the capacity to borrow funds through established short-term lines of credit with various correspondent banks and the Federal Home Loan Bank of Atlanta. See Note 14 to the Consolidated Financial Statements for further information regarding these additional liquidity sources.

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

Both the Company’s and the Bank’s capital levels continue to meet regulatory requirements.  The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios.  Tier 1 capital consists of common and qualifying preferred stockholders’ equity, less goodwill, and for the Company includes certain minority interests relating to bank subsidiary issued shares, and a limited amount of restricted core capital elements.  Restricted core capital elements include qualifying cumulative preferred stock interests, certain minority interests in subsidiaries and qualifying trust preferred securities. All of the $71 million in preferred stock interests issued to the Treasury under the Capital Purchase Program qualify as Tier 1 capital. Total risk-based capital consists of Tier 1 capital, qualifying subordinated debt, and a portion of the allowance for loan losses, and for the Company, a limited amount of excess restricted core capital elements.  Risk-based capital ratios are calculated with reference to risk-weighted assets.  The leverage ratio compares Tier 1 capital to total average assets.  The Bank’s Tier 1 risk-based capital ratio was 13.16% at December 31, 2008, compared to 7.77% at December 31, 2007, and its total risk-based capital ratio was 14.41% at December 31, 2008, compared to 10.73% at December 31, 2007. These ratios are in excess of the mandated minimum requirement of 4.00% and 8.00%, respectively. The Bank’s leverage ratio was 11.81% at December 31, 2008, compared to 7.12% at December 31, 2007. The Company’s Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage ratio was 13.07%, 14.44%, and 11.76%, respectively, at December 31, 2007, compared to 9.90%, 10.96%, and 9.09% at December 31, 2007. The increase in these capital ratios in 2008, were due to the issuance of $25 million in trust preferred securities in September 2008 and the issuance of $71 million in preferred stock in December 2008. Both the Company’s and Bank’s capital positions reflect proceeds from the issuance of a total of $65 million in trust preferred securities.

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

The Federal Reserve has revised the capital treatment of trust preferred securities. As a result, the capital treatment of trust preferred securities has been revised to provide that beginning in 2009, such securities can be counted as Tier 1 capital at the holding company level, together with other restricted core capital elements, up to 25% of total capital (net of goodwill), and any excess as Tier 2 capital up to 50% of Tier 1 capital.  At December 31, 2008, trust preferred securities represented 19.4% of the Company’s Tier 1 capital and 18.3% of its total risk-based capital. See Note 15 to the Consolidated Financial Statements for further information regarding trust preferred securities.

Capital Issuances.  As noted above, during 2008, the Company accepted an investment by Treasury under the Capital Purchase Program. In connection with that investment, the Company entered into and consummated a Securities Purchase Agreement with the Treasury, pursuant to which the Company issued 71,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), having a liquidation amount per share equal to $1,000, for a total purchase price of $71 million. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year.  As a result of legislative changes during 2009, and subject to the issuance of implementing regulations and consultation with the Company’s and Bank’s federal regulators, the Company may, at its option, redeem the Series A Preferred Stock at the liquidation amount plus accrued and unpaid dividends.  The Series A Preferred Stock is non-voting, except in limited circumstances.  Prior to the third anniversary of issuance, unless the Company has redeemed all of the Series A Preferred Stock or the Treasury has transferred all of the Series A Preferred Stock to a third party, the consent of the Treasury will be required for the Company to increase its common stock dividend or repurchase its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement.

In connection with the purchase of the Series A Preferred Stock, the Treasury was issued a warrant (the “Warrant”) to purchase 2,696,203 shares of the Company’s common stock at an initial exercise price of $3.95 per share.  The Warrant provides for the adjustment of the exercise price and the number of shares of the common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of the common stock, and upon certain issuances of the common stock (or securities exercisable or exchangeable for, or convertible into, common stock) at or below 90% of the market price of the common stock on the trading day prior to the date of the agreement on pricing such securities.  The Warrants expire ten years from the date of issuance.  The number of shares of common stock issuable pursuant to the Warrant will be reduced by one-half if, on or prior to December 31, 2009, the Company receives aggregate gross cash proceeds of not less than $71 million from “qualified equity offerings” announced after October 13, 2008.  If the Company redeems the Series A Preferred Stock in full prior to exercise of the Warrant, the Warrant will be liquidated based upon the then current fair market value of the common stock.  The Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

Please refer to Note 15 to the Consolidated Financial Statements for additional information regarding the issuance of $25 million of trust preferred securities and warrants to purchase 1.5 million shares to certain directors and executive officers of the Company.

Contractual Obligations

The Company has entered into certain contractual obligations including long term debt, operating leases and obligations under service contracts. The following table summarizes the Company’s contractual cash obligations as of December 31, 2008.

TABLE 15: CONTRACTUAL OBLIGATIONS

	Payments Due-By Period
(Dollars in thousands)	Total	Within One Year	Two To Three Years	Three To Five Years	After Five Years
Securities sold under agreements to repurchase and Federal funds purchased	$187,959	$112,959	$—	$—	$75,000
Other borrowed funds	25,000	—	—	25,000	—
Trust preferred securities and related capital notes	65,000	—	—	—	65,000
Operating leases	36,012	3,960	7,607	7,148	17,297
Data processing services	2,837	2,837	—	—	—
Total contractual cash obligations	$316,808	$119,756	$7,607	$32,148	$157,297

The obligation for data processing services represents estimates of early termination charges.  Of the $65.0 million of trust preferred securities and related capital notes shown as due after 5 years, $15.0 million is subject to redemption, at par, at the Company’s option, on any semi-annual distribution payment date, the next one being June 30, 2009.  The table does not reflect deposit liabilities entered into in the ordinary course of the Company’s banking business.  At December 31, 2008, the Company had approximately $713.0 million of demand and savings deposits, exclusive of interest, which have no stated maturity or payment date.  The Company also had approximately $1.46 billion of time deposits, exclusive of interest, the maturity distribution of which is set forth in Note 6 to the Consolidated Financial Statements. For additional information about the Company’s deposit obligations, see “Net Interest Income” and “Deposits” above.  The trust preferred securities exclude $2.0 million of capital notes held by the trusts that relate to the common securities of the issuing trusts, all of which are owned by the Company.  See Note 15 to the Consolidated Financial Statements for additional information regarding the trust preferred capital notes.

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

Over the last five years our asset level has increased rapidly, including a 16.1% increase in 2008.  We may not be able to sustain our historical rate of growth, or grow at all. Various factors, such as economic conditions, regulatory considerations and competition, may impede our rate of growth and our branch expansion, or may make future growth or branching less profitable or more expensive. If we experience a significant decrease in our rate of growth as compared to our historic rate of growth, our income, or our rate of income growth, may decline, our capacity to absorb any additional losses resulting from, or loan loss provisions related to, declining loan quality maybe diminished, and we may not be able to maintain or reduce our expense levels and efficiency ratio, which will adversely affect our results of operations and financial condition.

Our concentrations of loans could result in higher than normal risk of loan defaults and losses.

We have a substantial amount of loans secured by real estate in the Northern Virginia/Washington, D.C. metropolitan area, and substantially all of our loans are to borrowers in that area.  We also have a significant amount of real estate construction loans and land related loans for residential and commercial developments. At December 31, 2008, 87.4% of our total loans were secured by real estate, primarily commercial real estate. Of these loans, $585 million, or 25.3% of total loans, were construction and land loans.  An additional 12.1% of total loans were commercial and industrial loans which are not secured by real estate. These loans have a higher risk of default than other types of loans, such as well underwritten conforming single family residential mortgage loans. In addition, the repayments of these loans, often depends on the successful operation of a business or the sale or development of the underlying property, and as a result are more likely to be adversely affected by adverse conditions in the real estate market or the economy in general. These concentrations expose us to the risk that adverse developments in the real estate market, or in the general economic conditions in the Northern Virginia/Washington, D.C. metropolitan area, could increase the levels of non-performing loans and charge-offs, and reduce loan demand. In that event, we would likely experience lower earnings or losses. Additionally, if, for any reason, economic conditions in the area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area’s economy, our ability to develop our business relationships may be diminished, the quality and collectibility of our loans may be adversely affected, the value of collateral may decline and loan demand may be reduced.  Additionally, under guidance from the banking agencies, we may be required to maintain higher levels of capital than we would otherwise be expected to maintain, and to employ greater risk management efforts, as a result of our real estate concentrations.

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

Experience in the banking industry indicates that a portion of our loans will become delinquent, that some of our loans may only be partially repaid or may never be repaid and we may experience other losses for reasons beyond our control. Further, despite our underwriting criteria and historical experience, we may be particularly susceptible to losses due to: (1) the geographic concentration of our loans, (2) the concentration of higher risk loans, such as commercial real estate, construction and commercial and industrial loans, and (3) the relative lack of seasoning of certain of our loans.  At December 31, 2008, we had elevated levels of nonperforming assets and other impaired loans, $118.8 million and $49.3 million, respectively, aggregating 6.2% of assets.  This level, which is significantly in excess of our historical level, is primarily a result of  high level of nonperforming residential and commercial real estate construction and land loans.  As a result, our provision and allowance for loan losses, as well as our level of charge-offs, have significantly increased over prior years. Although we believe that our allowance for loan losses is maintained at a level adequate to absorb any inherent losses in our loan portfolio, these estimates of loan losses are necessarily subjective and their accuracy depends on the outcome of future events. If we need to make significant and unanticipated increases in our loss allowance in the future, our results of operations and financial condition would be materially adversely affected at that time.

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

We intend to seek further growth in the level of our assets and deposits and, to a limited extent,  the number of our branches. Our plans for 2009 involve opening one new branch. In the future, we may seek further branch expansion, both within our existing footprint and to expand our footprint in Northern Virginia.  We cannot be certain as to our ability to manage increased levels of assets and liabilities, and an expanded branch system, without increased expenses and higher levels of non-performing assets.  We may be required to make additional investments in equipment and personnel to manage higher asset levels and loan balances and a larger branch network, which may adversely impact earnings, shareholder returns and our efficiency ratio.  Increases in operating expenses or non-performing assets may have an adverse impact on the value of our common stock.

Our ability to pay cash dividends on the common stock and to repurchase any shares of common stock, is highly restricted.

The Company has no recent history of paying cash dividends, and other than repurchases of fractional shares issued in connection with stock splits or stock dividends, the Company has minimal history of share repurchases.  Our ability to pay dividends on the common stock, or repurchase shares, is limited by state and federal law and regulation, and by the terms of the Series A Preferred Stock issued to the Treasury.  Under the terms of the Series A Preferred Stock, the Company may not increase its dividend, in our case, pay a dividend, or subject to limited exceptions, repurchase or acquire any common stock, without the prior approval of the Treasury, until December 12, 2011, or the earlier redemption or transfer of all securities issued to Treasury. Additionally, we may not pay any dividends on the common stock, or subject to limited exceptions, repurchase or acquire any common stock, without prior Treasury approval, when any dividend on the Series A Preferred Stock is in arrears.  Further, we cannot pay any dividends on the common stock, or acquire any shares of common stock, if any distribution on our trust preferred securities are in arrears.  In light of the foregoing restrictions, it is unlikely that the Company will pay any dividends on the common stock or repurchase any shares of common stock in the near future.

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

Turmoil in the financial markets may make it more difficult for the Bank to meet its liquidity needs.

During 2008 and continuing in to 2009, financial markets have experienced unprecedented pressure associated with the declining value of residential real estate, and deleveraging by investors in mortgage related securities.  This has resulted in a sharp decline in the value of home mortgage loans and securities that derive their value from such loans.  Many commercial banks have faced large write-downs of their loan and investment portfolios, resulting in large losses, repeated over a number of quarters, declining stock prices, significant capital issuances, bank failures, and loss of confidence in the safety of the banking system.  In several well-publicized cases, this loss of confidence has led to large rapid withdrawals and the failure, or federally assisted mergers, of prominent financial institutions.

The Bank positions itself in the marketplace as a business bank.  It does not (and did not) originate low quality home loans for sale, and invests only in high quality mortgage-backed securities and as such has not experienced many of the issues facing other institutions. Nevertheless, the turmoil in the financial markets has caused many depositors to seek safety in government securities, resulting in liquidity challenges for all banks. The Bank has responded to these challenges by promoting participation in the CDARS program and by participating in the increased deposit insurance programs provided by the FDIC.  However, should turmoil in the markets continue, the Bank may be forced to pay higher interest rates to obtain deposits and meet the needs of its depositors and borrowers, resulting in reduced net interest income.  If conditions worsen significantly, it is possible that banks such as the Bank may be unable to meet the needs of their depositors and borrowers, which could, in the worst case, result in the Bank being placed into receivership.

Trading in our common stock has been relatively light. As a result, shareholders may not be able to quickly and easily sell their common stock.

Although our common stock is listed on the Nasdaq Global Select Market, and a number of brokers offer to make a market in the common stock on a regular basis, trading volume to date has been relatively light, averaging approximately 126,671 shares per day over the year ended December 31, 2008. There can be no assurance that an active and liquid market for the common stock can be maintained.  Accordingly, shareholders may find it difficult to sell a significant number of shares at the prevailing market price.

The number of shares owned by our directors and executive officers could make it more difficult to obtain approval for some matters submitted to shareholder vote, including mergers and acquisitions.

Our directors and executive officers and their affiliates own approximately 26.6% of the outstanding common stock. By voting against a proposal submitted to shareholders, the directors and officers, as a group, may be able to make approval more difficult for proposals requiring the vote of shareholders, such as some mergers, share exchanges, asset sales, and amendments to the Articles of Incorporation.  The results of the vote may be contrary to the desires or interests of the public shareholders.

Changes in interest rates and other factors beyond our control could have an adverse impact on our earnings.

Our operating income and net income depend to a great extent on our net interest margin, i.e., the difference between the interest yields we receive on loans, securities and other interest earning assets and the interest rates we pay on interest-bearing deposits and other liabilities. The net interest margin is affected by changes in market interest rates, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a period, an increase in market rates of interest could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income These rates are highly sensitive to many factors beyond our control, including competition, general economic conditions and monetary and fiscal policies of various governmental and regulatory authorities, including the Board of Governors of the Federal Reserve System.

We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, repricing, and balances of the different types of interest-earning assets and interest-bearing liabilities, but interest rate risk management techniques are not exact. As a result, a rapid increase or decrease in interest rates could have an adverse effect on our net interest margin and results of operations. The results of our interest rate sensitivity simulation models depend upon a number of assumptions which may not prove to be accurate. There can be no assurance that we will be able to successfully manage our interest rate risk.  Increases in market rates and adverse changes in the local residential real estate market, the general economy or consumer confidence would likely have a significant adverse impact on our non-interest income, as a result of reduced demand for residential mortgage loans, that we make on a pre-sold basis.

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

Additionally, changes in applicable law, if enacted, including those that would permit banks to pay interest on checking and demand deposit accounts established by businesses, could have a significant negative effect on net interest income, net income, the net interest margin, and our return on assets and return on equity. At December 31, 2008, 9.0% of our deposits were non-interest bearing demand deposits.

Government regulation will significantly affect the Bank’s business, and may result in higher costs and lower shareholder returns.

The banking industry is heavily regulated. Banking regulations are primarily intended to protect the federal deposit insurance funds and depositors, not shareholders. The Company and Bank are regulated and supervised by the Board of Governors of the Federal Reserve System, the Virginia Bureau of Financial Institutions and the Federal Deposit Insurance Corporation.  The burden imposed by federal and state regulations puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies and leasing companies. Changes in the laws, regulations and regulatory practices affecting the banking industry may increase our costs of doing business or otherwise adversely affect us and create competitive advantages for others.  Regulations affecting banks and financial services companies undergo continuous change, and we cannot predict the ultimate effect of these changes, which could have a material adverse effect on our profitability or financial condition. Federal economic and monetary policy may also affect our ability to attract deposits and other funding sources, make loans and investments, and achieve satisfactory interest spreads.

The Company is subject to additional uncertainties, and potential additional regulatory or compliance burdens, as a result of its participation it the Capital Purchase Program.

The Company accepted an investment of $71 million from the Treasury under the Capital Purchase Program.  The Securities Purchase Agreement executed by the Company (and all other participating institutions) and Treasury, provides that Treasury may unilaterally amend the agreement to the extent required to comply with any changes after the execution in applicable federal statutes.  As a result of this provision, the Treasury and Congress may impose additional requirements or restrictions on the Company and the Bank in respect of reporting, compliance, corporate governance, executive or employee compensation, dividend payments, stock repurchases, lending or other business practices, capital requirements or other matters.  As a result, the Company and Bank may be required to expend additional resources in order to comply with these requirements.  Such additional requirements could impair the Company’s ability to compete with institutions that are not subject to the restrictions because they did not accept an investment from the Treasury.  To the extent that additional restrictions or limitations on employee compensation are imposed, such as those contained in the American Recovery and Reinvestment Act of 2009 (the “ARRA”), the Company and Bank may be less competitive in attracting successful incentive compensation based lenders and customer relations personnel.  Additionally, the ability of Congress to utilize the amendment provisions to effect political or public relations goals, could result in the Company and Bank being subjected to additional burdens as a result of public perceptions of issues relating to the largest banks, and which are not applicable to community oriented institutions such as the Company.  There can be no assurance that the Company will not be disadvantaged as a result of these uncertainties.

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

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2008. This assessment was conducted based on the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission “Internal Control - Integrated Framework”. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008. Management’s assessment concluded that there were no material weaknesses within the Company’s internal control structure.

The 2008 consolidated financial statements have been audited by the independent accounting firm of Yount, Hyde & Barbour, P.C. (“YHB”). Personnel from YHB were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and Committees thereof.  Management believes that all representations made to the independent auditors were valid and appropriate. The resulting report from YHB accompanies the financial statements. Included in a separate report is YHB’s report on the Firm’s opinion on the Company’s effectiveness of internal control over financial reporting.

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

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

/s/ Peter A. Converse	/s/ William K. Beauchesne
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Virginia Commerce Bancorp, Inc.

Arlington, Virginia

We have audited the accompanying consolidated balance sheets of Virginia Commerce Bancorp, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2008, 2007 and 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Virginia Commerce Bancorp, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Virginia Commerce Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2009 expressed an unqualified opinion on the effectiveness of Virginia Commerce Bancorp, Inc. and subsidiaries’ internal control over financial reporting.

Winchester, Virginia

March 11, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Virginia Commerce Bancorp, Inc.

Arlington, Virginia

We have audited Virginia Commerce Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Virginia Commerce Bancorp, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Virginia Commerce Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years ended December 31, 2008, 2007 and 2006 of Virginia Commerce Bancorp, Inc. and subsidiaries and our report dated March 11, 2009 expressed an unqualified opinion.

Winchester, Virginia

March 11, 2009

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share data)

	December 31,
	2008	2007
Assets
Cash and due from banks	$33,515	$34,201
Interest-bearing deposits with other banks	—	1,140
Securities (fair value: 2008, $337,771; 2007, $326,314)	336,819	326,237
Loans held-for-sale	6,221	4,339
Loans, net of allowance for loan losses of $36,475 in 2008 and $22,260 in 2007	2,273,086	1,924,741
Bank premises and equipment, net	14,740	12,705
Accrued interest receivable	10,593	11,451
Other assets	40,948	24,883
Total assets	$2,715,922	$2,339,697
Liabilities and Stockholders’ Equity
Deposits
Demand deposits	$194,791	$213,820
Savings and interest-bearing demand deposits	518,054	517,165
Time deposits	1,459,297	1,138,180
Total deposits	$2,172,142	$1,869,165
Securities sold under agreement to repurchase and federal funds purchased	187,959	222,534
Other borrowed funds	25,000	25,000
Trust preferred capital notes	65,800	41,244
Accrued interest payable	8,160	8,942
Other liabilities	3,574	3,669
Commitments and contingent liabilities	—	—
Total liabilities	$2,462,635	$2,170,554
Stockholders’ Equity
Preferred stock, net of discount, $1.00 par, 1,000,000 shares authorized, Series A; $1,000.00 stated value; issued and outstanding 2008, 71,000; 2007, none	$62,541	$—
Common stock, $1.00 par, 50,000,000 shares authorized, issued and outstanding 2008, 26,575,569; 2007, 24,022,850	26,575	24,023
Surplus	95,840	73,672
Warrants	8,520	—
Retained earnings	60,535	70,239
Accumulated other comprehensive income (loss), net	(724)	1,209
Total stockholders’ equity	$253,287	$169,143
Total liabilities and stockholders’ equity	$2,715,922	$2,339,697

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share data)

	Year Ended December 31,
	2008	2007	2006
Interest and dividend income:
Interest and fees on loans	$143,501	$138,919	$115,405
Interest and dividends on investment securities:
Taxable	15,017	12,888	8,225
Tax-exempt	1,248	752	245
Dividends	320	308	276
Interest on deposits with other banks	145	140	55
Interest on federal funds sold	237	1,131	1,086
Total interest and dividend income	$160,468	$154,138	$125,292
Interest expense:
Deposits	$67,261	$69,398	$48,152
Securities sold under agreement to repurchase and federal funds purchased	5,534	6,259	4,730
Other borrowed funds	1,235	225	506
Trust preferred capital notes	3,400	3,099	3,099
Total interest expense	$77,430	$78,981	$56,487
Net interest income	$83,038	$75,157	$68,805
Provision for loan losses	25,378	4,340	4,406
Net interest income after provision for loan losses	$57,660	$70,817	$64,399
Non-interest income:
Service charges and other fees	$3,902	$3,388	$3,226
Non-deposit investment services commissions	702	770	621
Fees and net gains on loans held-for-sale	1,498	2,706	3,058
Gain on sale of OREO	—	638	—
Loss on sale of securities	—	(387)	—
Other	329	768	418
Total non-interest income	$6,431	$7,883	$7,323
Non-interest expense:
Salaries and employee benefits	$23,362	$22,536	$19,911
Occupancy expense	8,857	7,031	5,448
Data processing	2,166	1,940	1,954
Other operating expense	10,391	8,187	6,976
Total non-interest expense	$44,776	$39,694	$34,289
Income before taxes on income	$19,315	$39,006	$37,433
Provision for income taxes	6,231	13,219	12,925
Net income	$13,084	$25,787	$24,508
Effective dividend on preferred stock	258	—	—
Net income available to common stockholders	$12,826	$25,787	$24,508
Earnings per common share, basic	$0.48	$0.98	$0.95
Earnings per common share, diluted	$0.47	$0.95	$0.89

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Preferred Stock	Common Stock	Surplus	Warrants	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2005	$—	$14,050	$36,066	$—	$63,239	$(1,537)		$111,818
Comprehensive Income:
Net Income 2006					24,508		$24,508	24,508
Other comprehensive income, unrealized holding gains arising during the period (net of tax of $459)						853	853	853
Total comprehensive income							$25,361
Three-for-two stock split in form of a 50% stock dividend	—	7,146	(7,146)	—	—	—		—
Cash paid in lieu of fractional shares	—	—	—	—	(3)	—		(3)
Stock options exercised	—	351	1,823	—	—	—		2,174
Employee stock purchase plan	—	13	231	—	—	—		244
Stock option expense	—	—	257	—	—	—		257
Balance, December 31, 2006	$—	$21,560	$31,231	$—	$87,744	$(684)		$139,851
Comprehensive Income:
Net Income 2007					25,787		$25,787	25,787
Other comprehensive income, unrealized holding gains arising during the period (net of tax of $1,019)						1,893	1,893	1,893
Total comprehensive income							$27,680
10% stock dividend	—	2,172	41,108	—	(43,280)	—		—
Cash paid in lieu of fractional shares	—	—	—	—	(12)	—		(12)
Stock options exercised	—	289	876	—	—	—		1,165
Employee stock purchase plan	—	2	30	—	—	—		32
Stock option expense	—	—	427	—	—	—		427
Balance, December 31, 2007	$—	$24,023	$73,672	$—	$70,239	$1,209		$169,143
Comprehensive Income:
Net Income 2008					13,084		$13,084	13,084
Other comprehensive loss, unrealized holding losses arising during the period (net of tax of $1,043)						(1,933)	(1,933)	(1,933)
Total comprehensive income							$11,151
10% stock dividend	—	2,411	20,112	—	(22,523)	—		—
Cash paid in lieu of fractional shares	—	—	—	—	(7)	—		(7)
Stock options exercised	—	141	173	—	—	—		314
Stock option expense	—	—	597	—	—	—		597
Warrant expense in regards to trust preferred securities	—	—	1,283	—	—	—		1,283
Preferred stock issued	71,000	—	—	—	—	—		71,000
Discount on preferred stock	(8,459)	—	—	—	—	—		(8,459)
Warrants issued in regard to preferred stock	—	—	—	8,520	—	—		8,520
Effective dividend on preferred stock	—	—	—	—	(258)	—		(258)
Employee stock purchase plan	—	—	3	—	—	—		3
Balance, December 31, 2008	$62,541	$26,575	$95,840	$8,520	$60,535	$(724)		$253,287

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash Flows from Operating Activities:
Interest received	$161,235	$151,608	$122,132
Other income received	6,431	7,246	7,324
Net change in loans held-for-sale	(1,882)	3,456	4,753
Interest paid	(78,211)	(75,962)	(53,567)
Cash paid to suppliers and employees	(50,903)	(37,784)	(39,195)
Income tax benefit of stock options/warrants exercised	(45)	(440)	(812)
Income taxes paid	(12,150)	(16,055)	(13,531)
Net cash provided by operating activities	$24,475	$32,069	$27,104
Cash Flows from Investing Activities:
Proceeds from maturities and principal payments on securities held-to-maturity	$15,516	$4,765	$7,541
Proceeds from maturities and principal payments on securities available-for-sale	139,733	51,794	32,456
Purchases of securities held-to-maturity	(26,799)	(4,441)	(8,100)
Purchases of securities available-for-sale	(141,916)	(175,844)	(91,341)
Sales of securities available-for-sale	—	35,000	—
Net increase in loans	(373,723)	(298,615)	(363,978)
Purchase of bank premises and equipment	(4,599)	(5,427)	(3,182)
Net cash used in investing activities	$(391,788)	$(392,768)	$(426,604)
Cash Flows from Financing Activities:
Net (decrease) increase in demand, NOW, money market and savings accounts	$(18,140)	$84,551	$108,314
Net increase in time deposits	321,117	178,673	254,120
Net (decrease) increase in securities sold under agreement to repurchase and federal funds purchased	(34,575)	73,663	37,077
Net increase in other borrowed funds	—	25,000	—
Increase (decrease) in trust preferred capital notes	25,775	(3,100)	—
Proceeds from issuance of preferred stock	71,000	—	—
Proceeds from exercise of stock options and warrants	317	1,197	2,418
Cash paid in lieu of fractional shares	(7)	(12)	(3)
Net cash provided by financing activities	$365,487	$359,972	$401,926
(Decrease) increase in cash and cash equivalents	$(1,826)	$(727)	$2,426
Cash and Cash Equivalents:
Beginning	35,341	36,068	33,642
Ending	$33,515	$35,341	$36,068

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Year Ended December 31,
	2008	2007	2006
Reconciliation of net income to net cash provided by operating activities:
Net income	$13,084	$25,787	$24,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,565	1,995	1,443
Provision for loan losses	25,378	4,340	4,406
Stock based compensation expense	597	427	257
Deferred tax benefit	(5,353)	(2,087)	(1,580)
Accretion of trust preferred securities discount	64	—	—
Amortization of security premiums and accretion of discounts, net	(90)	(394)	(395)
Origination of loans held-for-sale	(80,622)	(158,026)	(174,856)
Sale of loans	77,920	160,246	176,551
Gain on sale of loans	820	1,236	3,058
Gain on the sale of OREO	—	(638)	—
Increase in other assets	(9,655)	(1,216)	(6,636)
(Decrease) increase in other liabilities	(308)	(483)	193
Decrease (increase) in accrued interest receivable	857	(2,136)	(2,765)
(Decrease) increase in accrued interest payable	(782)	3,018	2,920
Net cash provided by operating activities	$24,475	$32,069	$27,104
Supplemental Schedule of Noncash Investing Activities:
Unrealized (loss) gain on securities	$(2,974)	$2,912	$1,312
OREO transferred from loans	$7,569	$1,862	$—
Loans made on the disposition of OREO	$—	$2,500	$—

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the Bank, VCBI Capital Trust II, VCBI Capital Trust III, VCBI Capital Trust IV and Northeast Land and Investment Company.  In consolidation, all significant intercompany accounts and transactions have been eliminated. FASB Interpretation No. 46(R) requires that the Company no longer eliminate through consolidation the equity investments in VCBI Capital Trust II, III and IV, by the parent company, Virginia Commerce Bancorp, Inc, which approximated $2.0 million at December 31, 2008. The subordinated debt of the trusts is reflected as a liability of the Company, and the common securities of the trusts as an other asset.

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

The determination of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions.  Management believes that, as of December 31, 2008, the allowance for loan losses is adequate based on information currently available.  A worsening or protracted economic decline or substantial increase in interest rates, would increase the likelihood of losses due to credit and market risks and could create the need for substantial increases to the allowance for loan losses.  The Company is subject to the regulations of various regulatory agencies, which can change significantly from year to year.  In addition, the Company undergoes periodic examinations by regulatory agencies, which may subject it to further changes based on the regulators’ judgments about information available to them at the time of their examination.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost.  Securities not classified as held-to-maturity, including equity securities with readily determinable fair values, are classified as available-for-sale and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.  The Company has no securities classified as trading. Restricted stocks, such as Federal Reserve Bank stock, Federal Home Loan Bank stock, and Community Bankers Bank stock, are carried at cost.

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

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or market, determined in the aggregate.  Market value considers commitment agreements with investors and prevailing market prices.  Loans originated by the Company’s mortgage banking unit and held-for-sale to outside investors, are done on a pre-sold basis and servicing released. Gains and losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold.

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

Bank Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization.  Land is carried at cost. Furniture, fixtures, equipment and computer software are depreciated over their estimated useful lives, generally from three to seven years; leasehold improvements are depreciated over the term of the respective leases or the estimated useful life of the leasehold improvement.  Depreciation and amortization are recorded on the straight-line method.

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

Advertising Cost

The Company follows the policy of charging the production costs of advertising to expense as incurred. Total advertising expense was $437 thousand, $500 thousand and $596 thousand in 2008, 2007 and 2006, respectively.

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets and OREO.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) reached a consensus on Emerging Issues Task Force (“EITF”) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (“EITF Issue 06-4”). In March 2007, the FASB reached a consensus on EITF Issue 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements,” (“EITF Issue 06-10”). Both of these standards require a company to recognize an obligation over an employee’s service period based upon the substantive agreement with the employee such as the promise to maintain a life insurance policy or provide a death benefit postretirement. The Company adopted the provisions of these standards effective January 1, 2008. The adoption of these standards was not material to the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years.  The FASB has approved a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted SFAS 157 effective January 1, 2008. The adoption of SFAS 157 was not material to the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption available in certain circumstances. The Company adopted SFAS 159 effective January 1, 2008. The Company decided not to report any existing financial assets or liabilities at fair value that are not already reported, thus the adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”). The Standard will significantly change the financial accounting and reporting of business combination transactions.  SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008.  The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” (“SFAS 160”).  The Standard will significantly change the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements.  SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, with early adoption prohibited.  The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  Implementation of SAB 109 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (“SAB 110”).   SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in SAB 107 for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates.  The staff noted that it understands that detailed information about employee exercise patterns may not be widely available by December 31, 2007.  Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007.  Implementation of SAB 110 did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133,” (“SFAS 161”). SFAS 161 requires that an entity provide enhanced disclosures related to derivative and hedging activities. SFAS 161 is effective for the Company on January 1, 2009.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP. 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the assets under SFAS 141(R). FSP 142-3 is effective for the Company on January 1, 2009, and applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The adoption of FSP 142-3 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Management does not expect the adoption of the provision of SFAS 162 to have any impact on the Company’s consolidated financial statements.

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” (“FSP 133-1” and “FIN 45-4”). FSP 133-1 and FIN 45-4 require a seller of credit derivatives to disclose information about its credit derivatives and hybrid instruments that have embedded credit derivatives to enable users of financial statements to assess their potential effect on its financial position, financial performance and cash flows. The disclosures required by FSP 133-1 and FIN 45-4 will be effective for the Company on December 31, 2008 and are not expected to have a material impact on the Company’s  consolidated financial statements.

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in determining the fair value of a financial asset during periods of inactive markets. FSP 157-3 was effective as of September 30, 2008 and did not have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP No.140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” FSP No. 140-4 and FIN 46(R)-8 requires enhanced disclosures about transfers of financial assets and interests in variable interest entities. The FSP is effective for interim and annual periods ending after December 15, 2008. Since the FSP requires only additional disclosures concerning transfers of financial assets and interest in variable interest entities, adoption of the FSP will not affect the Company’s consolidated financial condition, results of operations or cash flows.

In January 2009, the FASB reached a consensus on EITF Issue 99-20-1. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance. The FSP is effective for interim and annual reporting periods ending after December 15, 2008 and shall be applied prospectively. The FSP was effective as of December 31, 2008 and did not have a material impact on the Company’s consolidated financial statements.

Stockholders’ Equity

A 10% stock dividend was declared on March 26, 2008.  This transaction was recorded by increasing common stock by $2.4 million, increasing surplus by $20.1 million and decreasing retained earnings by $22.5 million.

A 10% stock dividend was declared on March 28, 2007. This transaction was recorded by increasing common stock by $2.2 million, increasing surplus by $41.1 million and decreasing retained earnings by $43.3 million.

A three-for-two stock split in the form of a 50% stock dividend was declared on March 16, 2006.  This transaction was recorded by increasing common stock by $7.1 million and decreasing surplus by $7.1 million.

Note 2.  Securities

Amortized cost and fair value of the securities available-for-sale and held-to-maturity as of December 31, 2008 and 2007, are as follows (dollars in thousands):

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available–for-sale:
U.S. Government Agency obligations	$230,497	$4,951	$(14)	$235,434
Domestic corporate debt obligations	8,817	—	(4,869)	3,948
Obligations of states and political subdivisions	30,637	49	(1,232)	29,454
Restricted stock:
Federal Reserve Bank	5,597	—	—	5,597
Federal Home Loan Bank	5,334	—	—	5,334
Community Bankers’ Bank	145	—	—	145
	$281,027	$5,000	$(6,115)	$279,912

Held-to-maturity:
U.S. Government Agency obligations	$18,764	$347	$—	$19,111
Obligations of state and political subdivisions	38,143	614	(9)	38,748
	$56,907	$961	$(9)	$57,859

December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available–for-sale:
U.S. Government Agency obligations	$240,329	$2,737	$(101)	$242,965
Domestic corporate debt obligations	9,241	—	(697)	8,544
Obligations of states and political subdivisions	23,079	137	(215)	23,001
Restricted stock:
Federal Reserve Bank	1,442	—	—	1,442
Federal Home Loan Bank	4,631	—	—	4,631
Community Bankers’ Bank	55	—	—	55
	$278,777	$2,874	$(1,013)	$280,638

Held-to-maturity:
U.S. Government Agency obligations	$33,725	$100	$(124)	$33,701
Obligations of state and political subdivisions	11,874	111	(10)	11,975
	$45,599	$211	$(134)	$45,676

The amortized cost and fair value of the securities, including restricted stock, as of December 31, 2008 by contractual maturity, are shown below (dollars in thousands):

December 31, 2008	Amortized Cost	Fair Value
Available-for-sale:
Due within one year	$862	$861
Due after one year through five years	56,739	57,811
Due after five years through ten years	57,976	59,052
Due after ten years	154,374	151,112
Restricted stock	11,076	11,076
	$281,027	$279,912
Held-to-maturity:
Due within one year	$1,008	$1,015
Due after one year through five years	15,646	15,868
Due after five years through ten years	6,006	6,133
Due after ten years	34,247	34,843
	$56,907	$57,859

The amortized cost of securities pledged as collateral for repurchase agreements, certain public deposits, and other purposes were $280.0 million and $274.0 million at December 31, 2008 and 2007, respectively.

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

Provided below is a summary of securities which were in an unrealized loss position at December 31, 2008 and 2007. Of the total securities in an unrealized loss position at December 31, 2008, the majority of the unrealized losses are concentrated in four long term collateralized debt obligations representing pooled trust preferred securities where current market quotes are significantly depressed. However, based on a review of the underlying issuers, the current level of payment deferrals and or defaults, an analysis of expected future cash flows, the amount of additional deferrals and or defaults that would be required before the Company would experience a break in yield, and the Company’s ability and intent to hold these securities until maturity, or until such time as the value recovers, no declines are deemed to be other-than-temporary.

	Less Than 12 Months		12 Months or Longer		Total
At December 31, 2008 (Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government Agency obligations	$5,947	$(14)	$—	$—	$5,947	$(14)
Domestic corporate debt obligations	—	—	3,948	(4,869)	3,948	(4,869)
Obligations of states/political subdivisions	26,471	(1,232)	—	—	26,471	(1,232)
	$32,418	$(1,246)	$3,948	$(4,869)	$36,366	$(6,115)
Held-to-maturity:
Obligations of states/political subdivisions	$2,134	$(9)	$—	$—	$2,134	$(9)

	Less Than 12 Months		12 Months or Longer		Total
At December 31, 2007 (Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government Agency obligations	$—	$—	$10,682	$(101)	$10,682	$(101)
Domestic corporate debt obligations	8,544	(697)	—	—	8,544	(697)
Obligations of states/political subdivisions	12,886	(212)	569	(3)	13,455	(215)
	$21,430	$(909)	$11,251	$(104)	$32,681	$(1,013)
Held-to-maturity:
U.S. Government Agency obligations	$—	$—	$16,611	$(124)	$16,611	$(124)
Obligations of states/political subdivisions	—	—	1,994	(10)	1,994	(10)
	$—	$—	$18,605	$(134)	$18,605	$(134)

Note 3. Loans

Major classifications of loans, excluding loans held-for-sale, are summarized as follows (dollars in thousands):

	2008	2007
Commercial	$279,470	$238,670
Real estate - 1-4 family residential	357,253	266,365
Real estate - multifamily residential	66,611	56,952
Real estate - non-farm, nonresidential	1,011,325	835,503
Real estate - construction	585,076	544,290
Consumer	11,698	8,714
Farmland	2,498	1,468
Total Loans	$2,313,931	$1,951,962
Less unearned income	4,370	4,961
Less allowance for loan losses	36,475	22,260
Loans, net	$2,273,086	$1,924,741

As of December 31, 2008 and 2007, there were $2.4 million and $1.4 million, respectively, in checking account overdrafts that were reclassified on the consolidated balance sheets as loans.

Note 4.  Allowance for Loan Losses

An analysis of the allowance for loan losses for the years ended December 31, 2008, 2007 and 2006 is shown below (dollars in thousands):

	2008	2007	2006
Allowance, at beginning of period	$22,260	$18,101	$13,821
Provision charged against income	25,378	4,340	4,406
Recoveries added to reserve	158	31	63
Losses charged to reserve	(11,321)	(212)	(189)
Allowance, at end of period	$36,475	$22,260	$18,101

Information about impaired loans as of and for the years ended December 31, 2008, 2007 and 2006, is as follows (dollars in thousands):

	2008	2007	2006
Non-accrual loans for which a specific allowance has been provided	$74,843	$3,826	$1,944
Non-accrual loans for which no specific allowance has been provided	36,391	—	1,976
Other impaired loans for which a specific allowance has been provided	14,515	15,232	11,465
Other impaired loans for which no specific allowance has been provided	34,794	212	154
Total impaired loans	$160,543	$19,270	$15,539
Allowance provided for impaired loans, included in the allowance for loan losses	17,614	1,228	507
Average balance in impaired loans	$92,062	$17,404	$11,090
Interest income recognized	$2,932	$934	$871

There were $6.1 million and $579 thousand in loans past due 90 days or more, and still accruing interest at December 31, 2008 and 2007, respectively, not classified as impaired loans. There were no loans past due 90 days or more and still accruing interest at December 31, 2006.

Note 5. Bank Premises and Equipment, Net

Premises and equipment are stated at cost less accumulated depreciation at December 31, 2008 and 2007, as follows (dollars in thousands):

	2008	2007
Land	$1,839	$1,839
Buildings	2,316	2,300
Furniture, fixtures and equipment	14,814	13,118
Leasehold improvements	7,985	6,344
Construction in progress	2,110	875
Total cost	$29,064	$24,476
Less accumulated depreciation and amortization	14,324	11,771
Net premises and equipment	$14,740	$12,705

Depreciation and amortization expense on premises and equipment amounted to $2.6 million, $2.0 million and $1.4 million in 2008, 2007 and 2006, respectively.

Note 6. Time Deposits

The aggregate amount of time deposits with a minimum denomination of $100 thousand each was approximately $547.7 million and $572.5 million at December 31, 2008 and 2007, respectively. The Bank obtains certain deposits through the efforts of third-party brokers.  At December 31, 2008 and 2008, brokered deposits totaled $168.3 million and $49.3 million, respectively and were included in time deposits on the Bank’s balance sheets.  Scheduled maturities of all time deposits at December 31, 2008, are as follows (dollars in thousands):

2009	$1,218,157
2010	162,228
2011	38,374
2012	27,535
2013	13,003
$1,459,297

Note 7. Securities Sold Under Agreements To Repurchase and Federal Funds Purchased

Securities sold under agreements to repurchase, which are classified as secured borrowings, represent both funds of significant commercial demand deposit customers, which mature one day from the transaction date, and secured transactions with other banks. As of December 31, 2008, the Company had $101 million in funds from customers and $75 million in funds from other banks. Of this $75 million, $25 million matures on March 22, 2014, and $50 million matures on May 2, 2018. Both of these transactions are callable by the other bank on any quarterly interest payment date.  At December 31, 2007, customers funds were $125 million and the same $75 million in funds from other banks were outstanding. Securities sold under agreements to repurchase are reflected at the amount of cash received and are collateralized by securities in the Company’s investment securities portfolio.  As of December 31, 2008 and 2007 there were $12 million and $22 million in Federal funds purchased, respectively.

Note 8. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia.  With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to 2005.

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007 with no impact on the financial statements.

Net deferred tax assets consist of the following components at December 31, 2008 and 2007 (dollars in thousands):

	2008	2007
Deferred tax assets:
Allowance for loan losses	$12,766	$7,918
Bank premises and equipment	648	454
Securities available-for-sale	390	—
Accrued rents	283	171
Deferred compensation	223	183
Non-accrual loans	109	49
OREO	65	—
Non-qualified incentive stock options	55	21
	$14,539	$8,796
Deferred tax liabilities:
Securities available-for-sale	—	651
Federal Home Loan Bank stock	2	2
	$2	$653
Net deferred tax assets	$14,537	$8,143

The provision for income tax and its components for the years ending December 31, 2008, 2007, and 2006 are as follows (dollars in thousands):

December 31,	2008	2007	2006
Current tax expense	$11,584	$15,306	$14,505
Deferred tax benefit	(5,353)	(2,087)	(1,580)
	$6,231	$13,219	$12,925

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income from continuing operations for the years ended December 31, 2008, 2007 and 2006, due to the following (dollars in thousands):

December 31,	2008	2007	2006
Computed “expected” tax expense at 35%	$6,760	$13,652	$13,101
Increase (decrease) in income taxes resulting from:
Nondeductible expense	337	274	53
Nontaxable income	(866)	(707)	(229)
	$6,231	$13,219	$12,925

Note 9. Earnings Per Common Share

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

	2008		2007		2006
	Shares	Per Common Share Amount	Shares	Per Common Share Amount	Shares	Per Common Share Amount
Basic earnings per common share	26,555,484	$0.48	26,323,242	$0.98	25,960,838	$0.95
Effect of dilutive securities:
Stock options and warrants	694,355		1,055,962		1,488,916
Diluted earnings per common share	27,249,839	$0.47	27,379,204	$0.95	27,449,754	$0.89

Stock options for 1,034,458, 588,049 and 189,244 shares of common stock were not included in computing diluted earnings per share in 2008, 2007 and 2006, respectively, because their effects were anti-dilutive. Warrants for 1,500,000 shares of common stock were not included in computing earnings per share in 2008 because their effects were also anti-dilutive.

Note 10. Commitments and Contingencies

The Company leases office space for twenty-four of its branch locations, its operations, mortgage lending, and construction lending departments and has entered into a lease for one additional branch location to be opened in January 2010. These non-cancellable agreements, which expire through December 2032, in some instances require payment of certain operating charges. Generally, all leases contain renewal options of one to three additional five-year terms.  The total minimum lease commitment, adjusted for the effect of annual fixed increases or the Consumer Price Index, at December 31, 2008, is $36.0 million, due as follows (dollars in thousands):

Due in the year ending December 31,
	2009	$3,960
	2010	4,101
	2011	3,506
	2012	3,676
	2013	3,472
	Thereafter	17,297

The total lease expense was $4.2 million, $3.1 million and $2.5 million in 2008, 2007 and 2006, respectively. In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities that are not presented in the accompanying financial statements.  The Company does not anticipate any material losses as a result of the commitments and contingent liabilities.

Note 11. Loans to Officers and Directors

Officers, directors and/or their related business interests are loan customers in the ordinary course of business.  In management’s opinion, these loans are made on substantially the same terms as those prevailing at the time for comparable loans with other persons and do not involve more than normal risk of collectibility or present other unfavorable features.  The aggregate amount outstanding on such loans at December 31, 2008 and 2007, was $22.8 million and $20.2 million, respectively. During 2008, new loans and advances amounted to $11.1 million and repayments of $8.5 million were made.

Note 12. Stock Option Plan

The Company’s current plan, adopted May 29, 1998, and amended and restated in April 2007, is a qualified Incentive Stock Option Plan, that is shareholder approved, and provides for the granting of options to purchase up to 2,377,158 shares of common stock at a price to be determined by the Board of Directors at the date of grant, but in any event no less than 100% of the fair market value. Options outstanding prior to May 29, 1998 were granted under the Company’s plan adopted in 1988 which was replaced by the current plan. Options are awarded to employees and the Board of Directors of the Company at the discretion of the Board of Directors, and expire no more than ten years from the grant date. Options granted under the current plan, through December 31, 2002, vested over three years, while options granted since December 31, 2002, vested over five years.

Included in salaries and employee benefits expense for the twelve months ended December 31, 2008, is $597 thousand of stock-based compensation expense which is based on the estimated fair value of 528,115 options granted between January 2006 and December 2008, amortized on a straight-line basis over a five year requisite service period. As of December 31, 2008, there was $1.8 million remaining of total unrecognized compensation expense related to these option awards which will be recognized over the remaining requisite service period. There was $427 thousand and $257 thousand in stock option expense in 2007 and 2006, respectively.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model and using the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s stock and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. During 2006, the Company took into consideration guidance under SFAS 123(R) and SEC Staff Accounting Bulletin No. 107 (“SAB 107”) when reviewing and updating assumptions.  The weighted average expected option term for 2006 and 2007 reflects the application of the simplified method set out in SAB 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.  For 2008, the Company used a 7.2 year expected term based on analysis of past exercise behaviors.

	2008	2007	2006
Expected volatility	23.14%	23.59%	21.91%
Expected dividends	.00%	.00%	.00%
Expected term (in years)	7.2	7.5	7.5
Risk-free rate	2.53% to 3.80%	3.70% to 4.93%	4.42% to 4.75%

A summary of option activity under the plan as of December 31, 2008, and changes during the year then ended is presented below:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2007	2,000,505	$7.13
Granted	233,031	10.37
Exercised	(150,719)	1.78
Forfeited	(47,359)	14.24
Outstanding at December 31, 2008	2,035,458	7.73	4.7 years	$—
Exercisable at December 31, 2008	1,577,821	6.13	3.6 years	$—

The weighted-average grant date fair value of options granted during the years 2008, 2007 and 2006 was $3.78, $6.74 and $7.70, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006, was $927 thousand, $4.3 million and $8.8 million, respectively.

A further summary about the options outstanding and exercisable at December 31, 2008 is provided in the following table:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Remaining Contractual Life	Weighted Average Exercise Price
$1.00 to $2.31	551,325	1.2 years	$1.47	551,325	1.3 years	$1.47
$2.80 to $5.46	461,175	3.7 years	3.69	449,675	3.6 years	3.66
$5.47 to $7.82	6,670	5.2 years	6.90	5,670	4.4 years	6.83
$7.83 to $21.59	1,016,288	7.0 years	12.96	571,151	6.0 years	12.55
$1.00 to $21.59	2,035,458	4.7 years	$7.73	1,577,821	3.6 years	$6.13

All options granted, available under the current Plan, and exercisable have been adjusted for giving retroactive effect to a 10% stock dividend in May 2008. In January 2009, a total of 136,709 options were granted to sixty-four officers and six outside directors of the Company at an exercise price of $4.31 per share and with a five year vesting period.

In September 2003, the Company adopted an Employee Stock Purchase Plan. Under the plan a total of 387,400 shares of common stock, as adjusted for stock dividends and splits, were reserved for issuance to eligible employees at a price equal to at least 85% of the fair market value of the shares of common stock on the date of grant. Grants each year expire at the end of that fiscal year if not exercised by the employee. On January 11, 2006, rights to purchase 39,906 shares of common stock were granted at a price of $15.67, as adjusted, which was equal to 85% of the fair market value of the shares at that time.  Of the total grant, 14,591 shares were purchased. On January 16, 2007, rights to purchase 59,456 shares of common stock were granted at a price of $13.59, as adjusted, which was equal to 85% of the fair market value of the shares at that time.  Of the total grant, 2,219 shares were purchased.  On February 27, 2008, rights to purchase 115,498 shares of common stock were granted at a price of $8.70, as adjusted, which was equal to 85% of the fair market value of the shares at that time.  Of the total grant, 399 shares were purchased.

Included in salaries and employee benefits expense for the twelve months ended December 31, 2008, 2007 and 2006, is $1 thousand, $6 thousand and $40 thousand, respectively of stock-based compensation expense related to the 15% discount on the 399 shares purchased by Company employees in 2008, the 2,219 shares purchased in 2007, and the 14,591 shares purchased in 2006.  On January 28, 2009, rights to purchase 339,881 shares of common stock were granted at a price of $3.45, which was equal to 85% of the fair market value of the shares at that time.

Note 13. Director Compensation Plan

The outside Directors, have been awarded a total of 21,780, 17,820 and 39,600 options under the Company’s 1998 Incentive Option Plan in 2006, 2007 and 2008 respectively, as adjusted for all stock splits and or stock dividends through 2008. In January 2009, each of the outside Directors were awarded an additional 3,000 options. All director options are included in the tables under Note 12.

Note 14. Other Borrowed Funds and Lines of Credit

The Bank maintains a $398.9 million line of credit with the Federal Home Loan Bank of Atlanta.  The interest rate and term of each advance from the line is dependent upon the advance and commitment type.  Advances on the line are secured by all of the Bank’s qualifying first liens and home equity lines-of-credit, on one-to-four unit single-family dwellings.  As of December 31, 2008, the book value of these qualifying loans totaled approximately $191.1 million and the amount of available credit using this collateral was $117.6 million. Advances on the line of credit in excess of this amount require pledging of additional assets, including other types of loans and investment securities. As of December 31, 2008 and 2007, the Bank had $25 million in advances outstanding that mature on September 21, 2012, but are callable by the Federal Home Loan Bank on any quarterly interest payment date. The Bank has additional short-term lines of credit totaling $97 million with nonaffiliated banks at December 31, 2008, on which $12 million was outstanding at that date.

Note 15. Trust Preferred Capital Notes

On November 13, 2002, the Company completed a private placement issuance of $3.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust I) which issued $100 thousand in common equity to the Company.  The securities were redeemed in November 2007.  On December 19, 2002, the Company completed a private placement issuance of $15.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust II) which issued $470 thousand in common equity to the Company. These securities bear a floating rate of interest, adjusted semi-annually, of 330 basis points over six month Libor, currently 5.13%. These securities are callable at par beginning December 30, 2007, on any semi-annual interest payment date, but have not been redeemed to date. On December 20, 2005, the Company completed a private placement of $25.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust III) which issued $774 thousand in common equity to the Company. These securities bear a fixed rate of interest of 6.19% until February 23, 2011, at which time they convert to a floating rate, adjusted quarterly, of 142 basis points over three month Libor. These securities are callable at par beginning February 23, 2011.

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

A summary of the contract or notional amount of the Company’s exposure to off-balance-sheet risk as of December 31, 2008 and 2007, is as follows:

(Dollars in thousands)	2008	2007
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$13,083	$104,480
Standby letters of credit and financial guarantees written	$68,060	$53,734
Unfunded lines of credit	$489,307	$543,714

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

The Company originates mortgage loans for sale to secondary market investors subject to contractually specified and limited recourse provisions. In 2008, the Company originated $80.6 million and sold $79.6 million to investors, compared to $158.0 million originated and $160.2 million sold in 2007. Most contracts with investors contain certain recourse language that may vary from 90 days up to one year. In general, the company may be required to repurchase a previously sold mortgage loan or indemnify the investor if there is major non-compliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. Repurchase may also be required if necessary governmental loan guarantees are canceled or never issued, or if an investor is forced to buy back a loan after it has been re-sold as part of a loan pool. In addition, the Company may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term. The potential default period is approximately twelve months after sale of the loan to the investor. Mortgages subject to recourse are collateralized by single-family residential properties, have loan-to-value ratios of 80% or less, or have private mortgage insurance or are insured or guaranteed by an agency of the United States government.

At December 31, 2008, the Bank had rate lock commitments to originate and sell mortgage loans amounting to $11.3 million. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligation.

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

At December 31, 2008 and 2007, there were $1.66 billion and $1.44 billion, or 71.9% and 73.7%, respectively of total loans concentrated in commercial real estate. Commercial real estate for purposes of this note includes all construction loans, loans secured by 5+ family residential properties and loans secured by non-farm, non-residential properties. At December 31, 2008 and 2007, construction loans represented 25.3% and 27.9% of total loans, loans secured by 5+ family residential properties represented 2.9%, and loans secured by non-farm, non-residential properties represented 43.7% and 42.8%, respectively.  Construction loans at December 31, 2008 and 2007 included $296.3 million and $302.4 million in loans to commercial builders of single family housing in the Northern Virginia market, representing 12.8% and 15.5% of total loans, respectively.

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

Note 18. Fund Restrictions and Reserve Balance

The transfer of funds from the Bank to the Company in the form of loans, advances, and cash dividends are restricted by Federal and State regulatory authorities. As of December 31, 2008, the aggregate amount of unrestricted funds that could be transferred in the form of a cash dividend totaled approximately $63.4 million, or 25.0%, of the consolidated net assets of the Company.

As members of the Federal Reserve System, the Company is required to maintain certain average reserve balances.  For the final weekly reporting period in the years ended December 31, 2008 and 2007, the aggregate amounts of daily average required balances were approximately $4.0 million and $3.5 million, respectively.

Note 19.  Employee Benefits

The Company has a 401(k) defined contribution plan covering substantially all full-time employees and provides that an employee becomes eligible to participate at the date he or she has reached the age of 21 and has completed three months of service, whichever occurs last.  Under the plan, a participant may contribute up to 15% of his or her covered compensation for the year, subject to certain limitations.  The Company may also make, but is not required to make, a discretionary contribution for each participant out of its current or accumulated net profits.  The amount of contribution, if any, is determined on an annual basis by the Board of Directors.  Contributions made by the Company totaled $737 thousand, $526 thousand and $347 thousand for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 20.  Fair Value Measurements

The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), on January 1, 2008, to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. SFAS 157 clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

In February of 2008, the FASB issued Staff Position No. 157-2 (“FSP 157-2”) which delayed the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 defers the effective date of SFAS 157 for such nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Thus, the Company has only partially applied SFAS 157. Those items affected by FSP 157-2 include other real estate owned (“OREO”), goodwill and core deposit intangibles.

In October of 2008, the FASB issued Staff Position No. 157-3 (“FSP 157-3”) to clarify the application of SFAS 157 in a market that is not active and to provide key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financials statements were not issued.

SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The three levels of the fair value hierarchy under SFAS 157 based on these two types of inputs are as follows:

Level 1 —	Valuation is based on quoted prices in active markets for identical assets and liabilities.

Level 2 —

Valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.

Level 3 —	Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2).

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008.  Securities identified in Note 2 as restricted securities including stock in the Federal Reserve Bank (“FRB”), Federal Home Loan Bank of Atlanta (“FHLB”) and Community Bankers Bank (“CBB”) are excluded from the table below since there is no ability to sell these securities except when the FRB, FHLB  or CBB require redemptions based on certain portions of our capital.

		Fair Value Measurements at December 31, 2008 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities	$268,836	$—	$268,836	$—

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the year ended December 31, 2008. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans are measured at fair value on a nonrecurring basis through the allowance for loan losses.  Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying value at December 31, 2008
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired Loans	$71,744	$—	$63,615	$8,129

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Short-Term Investments

For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities

For securities held for investment purposes, fair values are based upon quoted market prices, when available. If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data. The carrying value of restricted stock approximates fair value based on the redemption provisions of the issuers.

Loans Held-for-Sale

Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale.

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

At December 31, 2008 and 2007, the fair value of loan commitments and stand-by letters of credit were deemed immaterial, and therefore, are not included in the table below.

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	2008		2007
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and short-term investments	$33,515	$33,515	$35,341	$35,341
Securities	336,819	337,771	326,237	326,314
Loans held-for-sale	6,221	6,221	4,339	4,339
Loans	2,273,086	2,313,567	1,924,741	2,015,487
Accrued interest receivable	10,593	10,593	11,451	11,451

	2008		2007
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial liabilities:
Deposits	$2,172,142	$2,144,292	$1,869,165	$1,885,014
Securities sold under agreements to repurchase and federal funds purchased	187,959	206,124	222,534	225,530
Other borrowed funds	25,000	25,207	25,000	24,977
Trust preferred capital notes	65,800	95,016	41,244	46,321
Accrued interest payable	8,160	8,160	8,942	8,942

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total Capital, Tier 1 Capital and Tier 1 Leverage Capital. Total Capital and Tier 1 Capital ratios are in reference to risk-weighted assets (as defined), and the Tier 1 Leverage Capital ratio is in reference to average assets.  Management believes, as of December 31, 2008 and 2007, that the Company and Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2008, the Bank is categorized as “well-capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since December 31, 2008 that management believes changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table.

(Dollars in thousands)	Actual Capital		Minimum Capital Requirement*		Minimum To Be Well- Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2008:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital:
Company	$347,910	14.44%	$192,761	8.00%	$ N/A	N/A
Bank	346,983	14.41%	192,583	8.00%	240,728	10.00%
Tier 1 Capital:
Company	$315,013	13.07%	$96,380	4.00%	$ N/A	N/A
Bank	316,892	13.16%	96,291	4.00%	144,437	6.00%
Tier 1 Leverage Capital:
Company	$315,013	11.76%	$107,127	4.00%	$ N/A	N/A
Bank	316,892	11.81%	107,299	4.00%	134,123	5.00%

(Dollars in thousands)	Actual Capital		Minimum Capital Requirement*		Minimum To Be Well- Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2007:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital:
Company	$230,194	10.96%	$167,977	8.00%	$ N/A	N/A
Bank	225,211	10.73%	167,876	8.00%	209,845	10.00%
Tier 1 Capital:
Company	$207,934	9.90%	$83,989	4.00%	$ N/A	N/A
Bank	162,951	7.77%	83,938	4.00%	125,907	6.00%
Tier 1 Leverage Capital
Company	$207,934	9.09%	$91,504	4.00%	$ N/A	N/A
Bank	162,951	7.12%	91,489	4.00%	114,432	5.00%

* The minimum capital requirement for the Company is a guideline.

Note 22: Preferred Stock and Warrant

On December 12, 2008, the Company entered into a Letter Agreement (“Agreement”) with the United States Department of the Treasury (“Treasury”) under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”), whereby the Company issued and sold to the Treasury 71 thousand shares of fixed rate cumulative perpetual preferred stock with a par value of $1.00 and a liquidation amount of $1,000 per share, for a total price of $71.0 million.  In addition, the Treasury received a warrant to purchase 2,696,203 shares of the Company’s common stock at an exercise price of $3.95 per share.  Subject to certain restrictions, the preferred stock and the warrant are transferable by the Treasury.  The allocated carrying values of the preferred stock and the warrant, based on their relative fair values, were $62.5 million and $8.5 million respectively.

The preferred stock pays dividends quarterly, beginning February 2009, at a rate of 5% per year for the first five years, then increases to 9% thereafter.  The Company may redeem the preferred stock at any time, subject to consultation with the Federal Reserve, at the liquidation amount of $1,000 per share plus any accrued and unpaid dividends.  Approval from the Treasury is required to increase common stock dividends or to repurchase shares of the Company’s common stock prior to December 12, 2011, unless the preferred stock has been fully redeemed.

The warrant has a ten year term and is immediately exercisable.  However, the Treasury may only exercise or transfer one-half of the warrant prior to the earlier of the date on which the Company receives gross proceeds of not less than $71.0 million from qualified equity offerings on December 31, 2009.  If gross proceeds of not less than $71.0 million are received from qualified equity offerings prior to December 31, 2009, the number of shares issuable upon exercise of the warrant will be reduced by one-half.  Pursuant to the terms of the Agreement, the Treasury will not exercise voting rights with respect to any shares of common stock it acquires upon exercise of the warrant; voting rights may be exercised by any other holder.

Note 23. Condensed Financial Statements of Parent Company

Balance Sheets (in thousands)

	December 31, 2008	December 31, 2007
Assets:
Cash and due from banks	$557	$4,826
Investment in subsidiaries	318,187	165,405
Subordinated debt of subsidiary	—	40,000
Other assets	726	336
Total Assets	$319,470	$210,567

Liabilities and Stockholders’ Equity:
Trust preferred capital notes	$65,800	$41,244
Other liabilities	383	180
Total Liabilities	$66,183	$41,424
Stockholders’ Equity	$253,287	$169,143
Total Liabilities and Stockholders’ Equity	$319,470	$210,567

Statements Of Income (in thousands)

	Year Ended December 31,
	2008	2007	2006
Income,
Interest on subordinated debt	$1,441	$3,165	$3,097
Expenses:
Interest on trust preferred capital notes	$3,400	$3,099	$3,099
Other operating expense	1,364	1,086	888
Total Expenses	$4,764	$4,185	$3,987
Loss before income tax (benefit) and equity in undistributed earnings of subsidiary	$(3,323)	$(1,020)	$(890)
Income tax (benefit)	(966)	(186)	(221)
	$(2,357)	$(834)	$(669)
Equity in undistributed earnings of subsidiary	15,441	26,621	25,177
Net Income	$13,084	$25,787	$24,508

Statements Of Cash Flows (in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash Flows from Operating Activities:
Net Income	$13,084	$25,787	$24,508
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiary	(15,441)	(26,621)	(25,177)
Stock option expense	597	427	257
(Increase) decrease in other assets	(390)	(226)	191
Increase (decrease) increase in other liabilities	71	(37)	133
Net cash used in operating activities	$(2,079)	$(670)	$(88)
Cash Flows from Investing Activities:
(Purchase) retirement of equity interest in subsidiary	(74,275)	100	—
(Purchase) retirement of debt securities	(25,000)	3,000	—
Net cash provided by (used in) investing activities	$(99,275)	$3,100	$—
Cash Flows from Financing Activities:
Net increase (decrease) in junior subordinated capital notes	25,775	(3,100)	—
Preferred stock issued	71,000	—	—
Common stock issued	317	1,197	2,418
Cash paid in lieu of fractional shares	(7)	(12)	(3)
Net cash provided (used in) by financing activities	$97,085	$(1,915)	$2,415
Change in cash and cash equivalents	$(4,269)	$515	$2,327
Beginning	4,826	4,311	1,984
Ending	$557	$4,826	$4,311

Note 24. Quarterly Financial Information (Unaudited)

Selected financial information for the quarterly periods of 2008 and 2007 is presented below (dollars in thousands except per share data):

	2008 Quarters
	First	Second	Third	Fourth
Interest income	$40,063	$40,400	$40,567	$39,438
Interest expense	20,598	19,686	18,658	18,488
Net interest income	$19,465	$20,714	$21,909	$20,950
Provision for loan losses	4,112	3,656	8,300	9,310
Net interest income after provision for loan losses	$15,353	$17,058	$13,609	$11,640
Non-interest income	1,631	1,729	1,597	1,474
Non-interest expense	10,792	11,206	11,258	11,520
Income before taxes	$6,192	$7,581	$3,948	$1,594
Income tax expense	2,044	2,660	1,275	252
Net income	$4,148	$4,921	$2,673	$1,342
Dividend on preferred stock	—	—	—	258
Net income available to common stockholders	$4,148	$4,921	$2,673	$1,084
Net income per common share:
Basic	$0.16	$0.18	$0.10	$0.04
Diluted	$0.15	$0.18	$0.10	$0.04

	2007 Quarters
	First	Second	Third	Fourth
Interest income	$36,107	$37,779	$39,477	$40,775
Interest expense	18,218	19,123	20,602	21,038
Net interest income	$17,889	$18,656	$18,875	$19,737
Provision for loan losses	360	300	910	2,770
Net interest income after provision for loan losses	$17,529	$18,356	$17,965	$16,967
Non-interest income	1,862	1,975	2,226	1,820
Non-interest expense	9,489	9,897	9,900	10,408
Income before taxes	$9,902	$10,434	$10,291	$8,379
Income tax expense	3,428	3,555	3,463	2,773
Net income	$6,474	$6,879	$6,828	$5,606
Net income per common share:
Basic	$0.26	$0.26	$0.25	$0.21
Diluted	$0.24	$0.25	$0.25	$0.21

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

The Bank was organized as a national banking association and commenced operations on May 16, 1988. On June 1, 1995, the Bank converted from a national banking association to a Virginia chartered bank which is a member of the Federal Reserve System.  The Company’s and the Bank’s executive offices and main branch are located at 5350 Lee Highway, Arlington, Virginia. The Bank currently has twenty-six additional full service branch offices throughout Northern Virginia, an investment services office in Vienna, Virginia, and a residential mortgage lending office in Chantilly, Virginia. Additionally, the Bank has entered into a lease agreement for one additional branch office to be opened in January 2010.

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

The majority of the Bank’s deposits are attracted from individuals and businesses in the metropolitan Washington D.C. area, and as such, no material portion of the Bank’s deposits have been obtained from any single person, single entity, or area outside the metropolitan Washington D.C. area. The loss of any one or more of the Bank’s depositors would not have a materially adverse effect on the business of the Bank.  Although the Bank’s loans are concentrated in its Northern Virginia market area, and a significant portion are secured by real property in that market, the Bank’s loans are not concentrated within a single industry or group of related industries.  See Note 17 to the Consolidated Financial Statements for more information on concentrations of credit risk.

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

The Bank also offers a wide variety of residential mortgage loans through its mortgage lending unit.  Prior to mid-2007, substantially all of the Bank’s mortgage loans were originated on a pre-sold basis, servicing released, to numerous secondary market purchasers.  Since mid-2007, and the disruptions in the secondary market for mortgage loans, the Company has been holding a greater portion of mortgage loans in portfolio.  See “Lending Activities — Mortgage Lending” below. Offered types include conventional single family first trusts, FHA and VA mortgages for both purchase and refinance purposes. Recent changes in the local real estate market and interest rates have adversely impacted the level of loans originated for sale.

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

On December 31, 2008, the Company had 312 full-time equivalent employees, including seven executive officers. None of the Company’s employees presently is represented by a union or covered under a collective bargaining agreement. Management of the Company believes that its employee relations are satisfactory.  Other than its President, the Company does not have any employees that are not also employees of the Bank.

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

From time to time, new legislation or regulations are adopted which increase the cost of doing business, limit or expand permissible activities, or otherwise affect the competitive balance between banks and other financial institutions. Bills have been introduced in past Congresses which would permit banks to pay interest on checking and demand deposit accounts established by businesses, a practice which is currently prohibited by regulation. If the legislation effectively permitting the payment of interest on business demand deposits is enacted, of which there can be no assurance, it is likely that we may be required to pay interest on some portion of our demand deposits in order to compete against other banks.  As a significant portion of our deposits are demand deposits established by businesses, payment of interest on these deposits could have a significant negative impact on our net income, net interest income, interest margin, return on assets and equity, and other indices of financial performance.  We expect that other banks would be faced with similar negative impacts.  We also expect that the primary focus of competition would continue to be based on other factors, such as quality of service.

Additionally, since the advent of the Capital Purchase Program and the Emergency Economic Stabilization Act of 2008, as amended (“EESA”), and the entry by many institutions, including the Company, in to Purchase Agreements with Treasury, such institutions are subject to possible additional restrictions, obligations, requirements or burdens in respect to their operations, corporate governance, executive and employee compensation or other business practices, as a result of the Treasury’s right to unilaterally amend the Securities Purchase Agreement to conform to legislative changes.

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

Regulations promulgated by the Federal Reserve Board prohibit state member banks such as the Bank from paying any dividend on common stock out of capital.  Dividends can be paid only to the extent of net profits then on hand, less losses and bad debts.  Without the prior approval of the Federal Reserve Board, a state member bank cannot pay dividends in any calendar year in excess of the retained net profits for the prior two years and the profits of the current year, less any required transfers to surplus.  As a result of the Company’s acceptance of an investment from the Treasury under the Capital Purchase Program, the Company’s ability to pay dividends on its common stock is highly restricted.

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

The Bank’s goal is to build and maintain a commercial loan portfolio consisting of term loans, lines of credit, commercial real estate and construction loans provided primarily to locally-based borrowers. Additionally, installment loans and personal lines of credit, as well as residential mortgages, are made available to consumer customers.  Commercial loans are generally considered to have a higher degree of risk of default or loss than other types of loans, such as residential real estate loans, because repayment may be affected by general economic conditions, interest rates, the quality of management of the business, and other factors which may cause a borrower to be unable to repay its obligations.  General economic conditions can directly or indirectly affect the quality of a small and mid-sized business loan portfolio. The Bank manages the loan portfolio to avoid high concentrations of similar industry loan types and/or property types in relation to total qualifying capital.  Commercial construction loans will make up 50-100% of total qualifying capital, residential construction loans 50-100%, non-farm non-residential real estate loans 20-350%, residential mortgages and home equity loans 50-150%, commercial loans 100-200% and consumer installment and personal loans 25-50%.  There can however, be no assurance that the Bank will be able to achieve or maintain this distribution of loans.  At December 31, 2008, the loan portfolio’s actual composition compared to total qualifying capital consisted of approximately 77% commercial construction loans,

91% residential construction loans, 291% non-farm non-residential real estate loans, 103% residential mortgages and home equity loans, 81% commercial loans and 3% consumer installment and personal loans.

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

We constantly strive to mitigate risks in the event of unforeseen threats to the loan portfolio as a result of an economic downturn or other negative influences.  Plans for mitigating inherent risks in managing loan assets include carefully enforcing loan policies and procedures, evaluating each borrower’s industry and business plan during the underwriting process, identifying and monitoring primary and alternative sources for repayment, obtaining collateral that is margined to minimize loss in the event of liquidation, ongoing tests of borrower credit worthiness and cash flow, ongoing collateral evaluations and site inspections and monitoring of economic and market trends.

Loan business is generated primarily through referrals and direct-calling efforts.  Referrals of loan business comes from directors, shareholders, current customers and professionals such as lawyers, accountants and financial intermediaries.

At December 31, 2008, the Banks statutory lending limit to any single borrower was $52.0 million subject to certain exceptions provided under applicable law.  As of December 31, 2008, the Bank’s maximum credit exposure to its largest borrower was $31.1 million.

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

Commercial real estate loans will generally represent borrower occupied transactions with a principal reliance on the borrowing businesses’ ability to repay or investor transactions focused on tenant quality, occupancy and expense controls, as well as prudent guidelines for assessing real estate values.  Risks inherent in managing a commercial real estate portfolio relate to either sudden or gradual drops in property values as a result of a general or local economic downturn. A decline in real estate values can cause loan to value margins to increase and diminish the Bank’s equity cushion on both an individual and portfolio basis.  The Bank attempts to mitigate commercial real estate lending risks by carefully underwriting each loan of this type to address the perceived risks in the individual transaction.  Generally, the Bank requires a loan-to-value ratio of 80% of the lesser of cost or appraisal for owner occupied transactions and 75% for investor transactions.  A borrower’s ability to repay is carefully analyzed and policy calls for a minimum ongoing cash flow to debt service requirement of 1.15 to 1 although most loans exceed this minimum.  An approved list of commercial real estate appraisers selected on the basis of a reputation for quality and accuracy has been established.  Each appraisal is scrutinized in an effort to insure compliance with established appraisal guidelines and conformity with current comparable market values.  The Bank generally requires personal guarantees on all loans to closely-held entities as a matter of policy.  Borrowers are required to provide, at a minimum, annual corporate, partnership and personal financial statements to comply with Bank policy.  Interest rate risk to the Bank is mitigated by using either floating interest rates or by fixing rates for an intermediate period of time, generally less than five years.  While loan amortizations may be approved for up to 360 months, loans generally have a call provision (maturity date) of 10 years or less.

Commercial term loans are used to provide funds for equipment and general corporate needs.  This loan category is designed to support borrowers who have a proven ability to service debt over a term generally not to exceed 84 months.  The Bank typically requires a first lien position on the collateral financed and other business assets and guarantees from owners having at least a 20% interest in the business.  Interest rates on commercial term loans generally float or are fixed for a term not to exceed seven years.  Management carefully monitors industry and collateral concentrations to avoid loan exposures to a large group of similar industries and/or similar collateral.  Commercial loans are evaluated for historical and projected cash flow, balance sheet strength and primary and secondary repayment sources.  Commercial term loan documents include certain financial and performance covenants and require borrowers to forward regular financial information on both the business and on personal guarantors at least annually.  In certain cases, this information is required more frequently, depending on the degree to which lenders desire information to monitor a borrower’s financial condition and compliance with loan covenants.  Key person life insurance is required as appropriate and as necessary to mitigate the risk associated with the loss of a primary owner or manager.

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

Consumer Loans.  Loans are considered for any worthwhile personal purpose on a case-by-case basis, such as financing of tuition, household expenditures, home and automobile financing.  Consumer credit facilities are underwritten to focus on the borrower’s credit record, length and stability of employment, income to service debt and quality of collateral.  Residential real estate loans held in portfolio are limited to advances of 90% of loan to appraised value.  Maximum debt to income ratio established by loan policy is 45% and maximum unsecured revolving debt will not exceed 10% of net worth.  Installment loan terms range out to 72 months and are priced at fixed interest rates.  Home equity loans amortize over 5-15 years and are fixed rate while home equity lines are revolving with 10-year maturities and have floating rates tied to the prime rate.

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

Credit and Loan Administration.  As part of its internal credit and loan administration process, the Bank’s Directors Loan Committee, comprised of directors, reviews all loans 30-days delinquent, loans on the watch list, loans rated special mention, substandard, or doubtful and other loans of concern at least quarterly.  The Committee also reviews new loan production, credit concentrations, loan loss reserves, declined loans, documentation exceptions, loan policy exceptions, new products and pricing.  The Committee commissions periodic documentation and internal control reviews by outside vendors to complement internal audit and credit administration oversight.

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

State member banks are expected to meet a minimum ratio of total qualifying capital (the sum of core capital (Tier 1) and supplementary capital (Tier 2)) to risk weighted assets of 8%.  At least half of this amount (4%) should be in the form of core capital. Tier 1 Capital generally consists of the sum of common stockholders’ equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 Capital), less goodwill, without adjustment for changes in the market value of securities classified as “available-for-sale” in accordance with FAS 115.  For the Company, the cumulative perpetual stock issued to the Treasury Department pursuant to the Capital Purchase Program established under the EESA is eligible for treatment as Tier 1 capital without limitation.  Tier 2 Capital consists of the following: hybrid capital instruments; perpetual preferred stock which is not otherwise eligible to be included as Tier 1 Capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses.  Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash and certain U.S. government and agency securities, to 100% for the bulk of assets which are typically held by a bank holding company, including commercial real estate loans, commercial business loans and consumer loans.  Residential first mortgage loans on one-to-four family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past-due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighting system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans.  Off-balance sheet items also are adjusted to take into account certain risk characteristics.

In addition to the risk-based capital requirements, the Federal Reserve Board has established a minimum 3.0% Leverage Capital Ratio (Tier 1 Capital to total adjusted assets) requirement for the most highly-rated banks, with an additional cushion of at least 100 to 200 basis points for all other banks, which effectively increases the minimum Leverage Capital Ratio for such other banks to 4.0% - 5.0% or more.  The highest-rated banks are those that are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, those which are considered a strong banking organization.  A bank having less than the minimum Leverage Capital Ratio requirement shall, within 60 days of the date as of which it fails to comply with such requirement, submit a reasonable plan describing the means and timing by which the bank shall achieve its minimum Leverage Capital Ratio requirement.  A bank which fails to file such plan is deemed to be operating in an unsafe and unsound manner, and could subject a bank to a cease-and-desist order.  Any insured depository institution with a Leverage Capital Ratio that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the Federal Deposit Insurance Act (the “FDIA”) and is subject to potential termination of deposit insurance.  However, such an institution will not be subject to an enforcement proceeding solely on account of its capital ratios, if it has entered into and is in compliance with a written agreement to increase its Leverage Capital Ratio and to take such other action as may be necessary for the institution to be operated in a safe and sound manner.  The capital regulations also provide, among other things, for the issuance of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital or to restore its capital to the minimum capital requirement within a specified time period.  Such directive is enforceable in the same manner as a final cease-and-desist order. At December 31, 2008, the Bank’s Tier 1 risk based capital ratio was 13.16%, its Total risk based capital ratio was 14.41% and its Leverage Capital ratio was 11.81%.  At December 31, 2008, the Company’s Tier 1 Capital was 13.07%, its Total Capital was 14.44% and its Leverage Capital ratio was 11.76%.

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

As a result of the volatility and instability in the financial system during 2008, the Congress, the bank regulatory authorities and other government agencies have called for or proposed additional regulation and restrictions on the activities, practices and operations of banks and their holding companies.  In addition to proposals that relate to institutions, such as the Company, that have accepted investments from, or sold troubled assets to, the Department of the Treasury or other government instrumentalities, or otherwise participate in government programs intended to promote financial stabilization, the Congress and the federal banking agencies have broad authority to require all banks and holding companies to adhere to more rigorous or costly operating procedures, corporate governance procedures, or to engage in activities or practices which they would not otherwise elect.  Any such requirement could adversely affect the Company’s and Bank’s business and results of operations.

Deposit Insurance Premiums.  The FDIC maintains a risk based assessment system for determining deposit insurance premiums.  Four risk categories (I-IV), each subject to different premium rates, are established, based upon an institution’s status as well capitalized, adequately capitalized or undercapitalized, and the institution’s supervisory rating.  During 2008, all insured depository institutions will pay deposit insurance premiums, currently ranging between 5 and 7 basis points on an institution’s assessment base for institutions in risk category I (well capitalized institutions perceived as posing the least risk to the insurance fund), and 10, 28 and 43 basis points for institutions in risk categories II, III, and IV.  The levels of rates are subject to periodic adjustment by the FDIC.

Commencing in 2009, the premium rates increased by 7 basis points in each category for the first quarter of 2009.  For the second quarter of 2009 and beyond, the FDIC has issued a final rule providing for further changes in rates, which introduces three adjustments that could be made to an institution’s initial base assessment rate: (1) a potential decrease for long-term unsecured debt, including senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) a potential increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, a potential increase for brokered deposits above a threshold amount, other than those received through a deposit placement network on a reciprocal basis.  The schedule for base assessment rates and potential adjustment is set forth in the following table.

	Risk Category I	Risk Category II	Risk Category III	Risk Category IV
Initial Base Assessment Rate	12 – 16	22	32	45
Unsecured Debt Adjustment	(5) – 0	(5) – 0	(5) – 0	(5) – 0
Secured Liability Adjustment	0 to 8	0 to 11	0 to 16	0 to 22.5
Brokered Deposit Adjustment	N/A	0 to 10	0 to 10	0 to 10
Total Base Assessment Rate	7 to 24	17 to 43	27 to 58	40 to 77.5

Additionally, the Bank has elected to participate in the FDIC program whereby non-interest bearing transaction account deposits will be insured without limitation through December 31, 2009.  The bank is required to pay an additional premium to the FDIC of 10 basis point on the amount of balances in non-interest bearing transaction accounts that exceed the existing deposit insurance limit of $250,000.

Further, in late February, the FDIC adopted an interim rule imposing an emergency special assessment on all banks, potentially up to 20 basis points, on June 30, 2009. The assessment is to be collected on September 30, 2009. The interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to 10 basis points, if necessary to maintain public confidence in federal deposit insurance.  As a result of competitive pressures for deposits, the Company may not be able to adjust deposit rates to offset the cost of increased deposit insurance premiums.  In any event, the Company will have to absorb the cost of the increased premiums until such time as it is able to reprice its time deposits.

PROPERTIES

The Bank offers its services from its main office, located at 5350 Lee Highway in Arlington, Virginia, and twenty-six additional banking offices, one mortgage lending office, one investment services office and its bank operations center.  The main office consists of two connected red brick buildings, contains an aggregate of approximately 18,000 square feet of space on three levels.  The Bank utilizes one of the buildings, containing approximately 10,000 square feet, as the executive offices and a branch facility.  In August 1995, the Bank sold the connected building which it had previously leased out.  The Bank operates a branch located at 2930 Wilson Boulevard, Arlington, Virginia.  That property, which consists of a stand alone brick building containing approximately 2,400 square feet on a parcel of approximately 18,087 square feet, was purchased by the Bank in April 1997. The Bank also operates a branch location at 5140 Duke Street, Alexandria, Virginia.  That property, which consists of a two story brick building containing approximately 4,800 square feet on a parcel of approximately 16,800 square feet, was also purchased by the Bank in April 1997.

The Bank leases twenty-seven office locations: the Alexandria Office, located at 1414 Prince Street, Alexandria, Virginia, consists of 2,500 square feet; the McLean Office, located at 1356 Chain Bridge Road, McLean, Virginia, consists of 1,625 square feet; the Williamsburg Boulevard Office, located at 6500 Williamsburg Road, Arlington, Virginia, consists of 1,781 square feet; the Annandale Office, located at 4230 John Marr Drive, Annandale, Virginia, consists of 2,400 square feet; the Fairfax Office, located at 4021 University Drive, Fairfax Virginia, consists of 3,000 square feet; the Vienna Office, located at 374 Maple Avenue, Vienna, Virginia, consists of 5,831 square feet; the King Street Office, located at 506 King Street, Alexandria Virginia, consists of 1,484 square feet; the Chantilly Office, located at 13881 G Metrotech Drive, Chantilly Virginia, consists of 1,950 square feet; the Lake Ridge office, located at 2030 Old Bridge Road, Lake Ridge, Virginia consists of 2,492 square feet; the Reston Office, located at 11820 Spectrum Center, Reston Virginia consists of 3,700 square feet; the Mount Vernon office, located at 7901 Richmond Highway, Alexandria, Virginia, consists of 2,831 square feet; the Walney Road office, located at 4221Walney Road, Chantilly, Virginia, consists of 2,661 square feet; the Del Ray office, located at 2401 Mount Vernon Avenue, Alexandria, Virginia, consists of 1,750 square feet; the Tysons Corner office, located at 8251 Greensboro Drive, McLean, Virginia, consists of 1,801 square feet; the Battlefield office, located at 10830 Balls Ford Road, Manassas, Virginia, consists of 7,409 square feet; the Newington office, located at 7830 Backlick Road, Springfield, Virginia, consists of 2,778 square feet; the Signal Hill office, located at 9161 Liberia Avenue, Manassas, Virginia, consists of 3,613 square feet; the Ryan Park office, located at 21885 Ryan Center Way, Ashburn, Virginia, consists of 2,656 square feet; the Courthouse Road office, located at 10800 A Courthouse Road, Fredericksburg, Virginia, consists of 3,000 square feet; the Centre Ridge office, located at 6335 Multiplex Drive, Centreville, Virginia, consists of 2,870 square feet; the Leesburg office, located at 341 East Market Street, Leesburg, Virginia, consists of 2,705 square feet; the Central Park office, located at 1304 Central Park Blvd., Fredericksburg, Virginia, consists of 3,000 square feet; the Dulles Trade Center office, located at 23510 Overland Drive, Sterling, Virginia, consists of 3,000 square feet; the Falls Church office, located at 7116 Leesburg Pike, Falls Church, Virginia, consists of 2,014 square feet; the Fairfax Lending office, located at 4221 Walney Road, Chantilly, Virginia, consists of 17,273 square feet; the Leesburg Lending office, located at 50 Catoctin Circle, Leesburg, Virginia, consists of 1,638 square feet; and the Bank’s operations center, located at 14201 Sullyfield Circle, Chantilly, Virginia consists of 25,001 square feet.  Generally the leases contain renewal option clauses for one or two additional five-year terms, and in some instances require payment of certain operating charges. In addition, the Bank has entered into a lease agreement for one additional office to be opened in January 2010. The total rental expense under the leases was $4.2 million in 2008.  The total minimum rental commitment under the leases, including the one additional office to be opened in January 2010, as of December 31, 2008 is as follows: $4.0 million for 2009; $4.1 million for 2010, $3.5 million for 2011, $3.7 million for 2012, $3.5 million for 2013 and $17.3 million for 2014 and beyond.

MARKET PRICE OF STOCK AND DIVIDENDS

The Company’s stock is traded on the Nasdaq Global Select Market under the symbol “VCBI”.  Set forth below is the range of high and low sales prices (adjusted for stock dividends and splits), as reported by Nasdaq, for each full quarterly period within the two most recent fiscal years.

MARKET PRICE OF STOCK

	2008		2007
Quarter	High	Low	High	Low
First	$11.22	$8.49	$18.19	$15.79
Second	$11.26	$4.84	$18.12	$15.21
Third	$6.25	$3.86	$15.52	$12.55
Fourth	$6.12	$3.42	$14.12	$9.82

The Company has not paid cash dividends since 1995, electing to retain earnings for funding the growth of the Company and its business. The Company currently anticipates continuing the policy of retaining earnings to fund growth. The ability of the Company to pay dividends, should it elect to do so, depends largely upon the ability of the Bank to declare and pay dividends to the Company, as the principal source of the Company’s revenue is dividends paid by the Bank. Future dividends will depend primarily upon the Bank’s earnings, financial condition, and need for funds, as well as governmental policies and regulations applicable to the Company and the Bank, which limit the amount that may be paid as dividends without prior approval. Under the terms of the Series A Preferred Stock issued to Treasury under the Capital Purchase Program, the Company may not commence paying cash dividends on the common stock during the first three years the Treasury owns the preferred stock, warrants or Warrant shares, without prior approval.  Additionally, the Company may not pay cash dividends on the common stock while any dividend on the Series A Preferred Stock is in arrears.

At December 31, 2008, the Company had 567 stockholders of record, and an aggregate of approximately 2,650 beneficial owners.  Information regarding stock dividends and splits in 2008, 2007, and 2006 is as follows:

1.               A 10% stock dividend was declared on March 26, 2008, for stockholders of record on April 14, 2008, and was paid on May 7, 2008.

2.               A 10% stock dividend was declared on March 28, 2007, for stockholders of record on April 16, 2007, and was paid on May 1, 2007.

3.               A three-for-two stock split in the form of a 50% stock dividend was declared on March 16, 2006, for stockholders of record on April 28, 2006, and was paid on May 12, 2006.

Securities Authorized for Issuance Under Equity Compensation Plans.  The following table sets forth information regarding outstanding options and other rights to purchase common stock granted under the Company’s compensation plans as of December 31, 2008:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,035,458	$7.73	687,833	(2)
Equity compensation plans not approved by security holders	0	0	0
Total	2,035,458	$7.73	687,833

(1)               Consists of the Company’s 1989 and 1998 Stock Option Plans and the 2003 Employee Stock Purchase Plan. For additional information, see Notes 12 and 13 to the Consolidated Financial Statements.

(2)               Consists of 341,701 shares available for issuance under the 1998 Stock Option Plan and 346,132 shares available for issuance under the 2003 Employee Stock Purchase Plan.

Issuer Repurchases of Common Stock. No shares of the Company’s common stock were repurchased by or on behalf of the Company during the fourth quarter of 2008.

STOCK PERFORMANCE COMPARISON

The following table compares the cumulative total return on a hypothetical investment of $100 in Virginia Commerce Bancorp’s common stock at the closing price on December 31, 2003 through December 31, 2008, with the hypothetical cumulative total return on the Nasdaq Stock Market Index (Total U.S.) and the Nasdaq Bank Index for the comparable period.

	December 31,
	2003	2004	2005	2006	2007	2008

Virginia Commerce Bancorp, Inc.	$100.00	$111.29	$142.89	$146.48	$95.07	$46.09
Nasdaq Stock Market Index - (Total U.S.)	$100.00	$108.59	$110.08	$120.56	$132.39	$78.72
Nasdaq Bank Index	$100.00	$110.99	$106.18	$117.87	$91.85	$69.88

Annual Meeting of Stockholders

The annual meeting of stockholders of Virginia Commerce Bancorp, Inc. (the “Company”) will be held at 4:00 pm on Wednesday, April 29, 2008 at “The Washington Golf & Country Club,” 3017 North Glebe Road, Arlington, Virginia.

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

FINANCIAL STATEMENTS AND EXHIBITS

The following financial statements are included in this report:

Consolidated Balance Sheets at December 31, 2007 and 2008

Consolidated Statements of Income for the years ended December 31, 2006, 2007 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2007 and 2008

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2006, 2007 and 2008

Notes to the Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

All financial statement schedules have been omitted as the required information is either inapplicable or included in the consolidated financial statements or related notes.

Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of Virginia Commerce Bancorp, Inc., as amended (1)
3.2	Articles of Amendment to the Articles of Incorporation relating to the Series A Preferred Stock (2)
3.3	Bylaws of Virginia Commerce Bancorp, Inc. (3)
4.1	Junior Subordinated Indenture, dated as of December 19, 2002 between Virginia Commerce Bancorp, Inc. and The Bank of New York, as Indenture Trustee (4)
4.2

Amended and Restated Declaration of Trust, dated as of December 19, 2002 among Virginia Commerce Bancorp, Inc., The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and Peter A. Converse, William K. Beauchesne and Marcia J. Hopkins as Administrative Trustees (4)

4.3	Guarantee Agreement dated as of December 19, 2002, between Virginia Commerce Bancorp, Inc. and The Bank of New York, as Guarantee Trustee (4)
4.4	Junior Subordinated Indenture, dated as of December 20, 2005 between Virginia Commerce Bancorp, Inc. and Wilmington Trust Company, as Trustee, (4)
4.5

Amended and Restated Declaration of Trust, dated as December 20, 2005, between Virginia Commerce Bancorp, Inc. and Wilmington Trust Company, as Delaware Trustee and Institutional Trustee, and Peter A. Converse, William K. Beauchesne and Marcia J. Hopkins as Administrative Trustees (4)

Exhibit No.	Description
4.6	Guarantee Agreement dated as of December 20, 2005, between Virginia Commerce Bancorp, Inc. and Wilmington Trust Company, as Guarantee Trustee (4)
4.7	Junior Subordinated Indenture, dates as of September 24, 2008, between Virginia Commerce Bancorp, Inc. and Wilmington Trust Company, as Indenture Trustee (5)
4.8

Amended and Restated Declaration of Trust, dated as of September 24, 2008 among Virginia Commerce Bancorp, Inc., Wilmington Trust Company, as Property Trustee, Wilmington Trust Company (Delaware), as Delaware Trustee, and Peter A. Converse, William K. Beauchesne and Jennifer Manning as Administrative Trustees (5)

4.9	Guarantee Agreement dated as of September 24, 2008, between Virginia Commerce Bancorp, Inc. and Wilmington Trust Company, as Guarantee Trustee (5)
4.10	Warrant to Purchase Common Stock issued in connection with 2008 Trust Preferred Securities (6)
4.10	Warrant to Purchase Common Stock issued pursuant to Capital Purchase Program (7)
10.1	Amended and Restated 1998 Stock Option Plan (8)
10.2	Virginia Commerce Bancorp amended and Restated Employee Stock Purchase plan (9)
10.3	2007 Virginia Commerce Bank Executive and Director Deferred Compensation Plan (10)
11	Statement Regarding Computation of Per Share Earnings See Note 9 to the Consolidated Financial Statements
21	Subsidiaries of the Registrant
23	Consent of Yount, Hyde & Barbour, PC, Independent Registered Public Accounting Firm
31.1	Certification of Peter A. Converse, Chief Executive Officer
31.2	Certification of William K. Beauchesne, Treasurer and Chief Financial Officer
32.1	Certification of Peter A. Converse, Chief Executive Officer
32.2	Certification of William K. Beauchesne, Treasurer and Chief Financial Officer

(1)	Incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-K for the quarter ended March 31, 2006.
(2)	Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 15, 2008.
(3)	Incorporated by reference to exhibit 3.2 to the Company’s Current Report on Form 8-K filed July 27, 2007.
(4)	Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation S-K. Virginia Commerce Bancorp, Inc. agrees to provide a copy of these documents to the Commission upon request.
(5)	Incorporated by reference to the Company’s current report on Form 8-K filed on September 25, 2008.
(6)	Incorporated by reference to the Company’s current report on Form 8-K filed on September 25, 2008.
(7)	Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 15, 2008.
(8)	Incorporated by reference to exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-142447).
(9)	Incorporated by reference to exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-109079).
(10)	Incorporated by reference to the same numbered exhibit to the Company’s annual Report on Form 10-K for the year ended December 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRGINIA COMMERCE BANCORP, INC.

By:	/s/ Peter A. Converse
Peter A. Converse, Chief Executive Officer

Dated:  March 11, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Leonard Adler	Director	March 11, 2009
Leonard Adler

/s/ Michael G. Anzilotti	Director, President	March 11, 2009
Michael G. Anzilotti

/s/ Peter A. Converse	Director, Chief Executive Officer	March 11, 2009
Peter A. Converse	(Principal Executive Officer)

/s/ W. Douglas Fisher	Chairman of the Board of Directors	March 11, 2009
W. Douglas Fisher

/s/ David M. Guernsey	Vice Chairman of the Board of Directors	March 11, 2009
David M. Guernsey

/s/ Robert H. L’Hommedieu	Director	March 11, 2009
Robert H. L’Hommedieu

/s/ Norris E. Mitchell	Director	March 11, 2009
Norris E. Mitchell

/s/ Arthur L. Walters	Vice Chairman of the Board of Directors	March 11, 2009
Arthur L. Walters

/s/ William K. Beauchesne	Treasurer and Chief Financial Officer	March 11, 2009
William K. Beauchesne	(Principal Financial and Accounting Officer)