Form 10-Q
period 2009-03-31
VIRGINIA COMMERCE BANCORP INC
filed 2009-05-08
CIK 1099305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2009

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

Indicate by check whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule12b-2 of the Securities Exchange Act.    Yes ☐  No ☒

As of May 7, 2009, the number of outstanding shares of registrant’s common stock, par value $1.00 per share was: 26,688,143

PART I.   FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share data)

	Unaudited	Audited
	March 31,	December 31,
	2009	2008
Assets
Cash and due from banks	$29,595	$33,515
Securities (fair value: 2009, $352,606; 2008, $337,771)	351,472	336,819
Federal funds sold	67,720	—
Loans held-for-sale	7,936	6,221
Loans, net of allowance for loan losses of $37,494 in 2009 and $36,475 in 2008	2,243,960	2,273,086
Bank premises and equipment, net	14,833	14,740
Accrued interest receivable	10,596	10,593
Other assets	46,776	40,948
Total assets	$2,772,888	$2,715,922
Liabilities and Stockholders’ Equity
Deposits
Demand deposits	$218,560	$194,791
Savings and interest-bearing demand deposits	648,251	518,054
Time deposits	1,372,554	1,459,297
Total deposits	$2,239,365	$2,172,142
Securities sold under agreement to repurchase and federal funds purchased	184,224	187,959
Other borrowed funds	25,000	25,000
Trust preferred capital notes	65,865	65,800
Accrued interest payable	6,923	8,160
Other liabilities	1,643	3,574
Commitments and contingent liabilities	—	—
Total liabilities	$2,523,020	$2,462,635
Stockholders’ Equity
Preferred stock, net of discount, $1.00 par, 1,000,000 shares authorized, Series A; $1,000 stated value; 71,000 issued and outstanding	$62,904	$62,541
Common stock, $1.00 par, 50,000,000 shares authorized, issued and outstanding 2009, 26,688,143; 2008, 26,575,569	26,688	26,575
Surplus	96,039	95,840
Warrants	8,520	8,520
Retained earnings	57,339	60,535
Accumulated other comprehensive (loss), net	(1,622)	(724)
Total stockholders’ equity	$249,868	$253,287
Total liabilities and stockholders’ equity	$2,772,888	$2,715,922

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of dollars except per share data)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Interest and dividend income:
Interest and fees on loans	$33,443	$35,891
Interest and dividends on investment securities:
Taxable	3,662	3,779
Tax-exempt	345	271
Dividends	84	92
Interest on deposits with other banks	—	17
Interest on federal funds sold	20	13
Total interest and dividend income	$37,554	$40,063
Interest expense:
Deposits	$14,631	$18,030
Securities sold under agreement to repurchase and federal funds purchased	620	1,683
Other borrowed funds	265	194
Trust preferred capital notes	1,281	691
Total interest expense	$16,797	$20,598
Net interest income:	$20,757	$19,465
Provision for loan losses	13,390	4,112
Net interest income after provision for loan losses	$7,367	$15,353
Non-interest income:
Service charges and other fees	$887	$921
Non-deposit investment services commissions	157	150
Fees and net gains on loans held-for-sale	807	436
Impairment loss on securities	(30)	—
Other	(1)	124
Total non-interest income	$1,820	$1,631
Non-interest expense:
Salaries and employee benefits	$5,921	$5,856
Occupancy expense	2,767	2,147
Data processing	600	539
Other operating expense	3,735	2,250
Total non-interest expense	$13,023	$10,792
(Loss) income before taxes	$(3,836)	$6,192
(Benefit) provision for income taxes	(1,427)	2,044
Net (loss) income	$(2,409)	$4,148
Effective dividend on preferred stock	787	—
Net (loss) income available to common stockholders	$(3,196)	$4,148
(Loss) earnings per common share, basic (1)	$(0.12)	$0.16
(Loss) earnings per common share, diluted (1)	$(0.12)	$0.15

Notes to consolidated financial statements are an integral part of these statements.

(1)  Adjusted to give effect to a 10% stock dividend paid May 2008.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2009 and 2008

(In thousands of dollars)

(Unaudited)

	Preferred Stock	Common Stock	Surplus	Warrants	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total Stockholders’ Equity
Balance, January 1, 2008	$—	$24,023	$73,672	$—	$70,239	$1,209		$169,143
Comprehensive Income:
Net Income					4,148		$4,148	4,148
Other comprehensive income, unrealized holding gains arising during the period (net of tax of $864)						1,607	1,607	1,607
Total comprehensive income							$5,755
Stock options exercised	—	99	107	—	—	—		206
Stock option expense	—	—	134	—	—	—		134
Employee stock purchase plan	—	—	3	—	—	—		3
Balance, March 31, 2008	$—	$24,122	$73,916	$—	$74,387	$2,816		$175,241

Balance, January 1, 2009	$62,541	$26,575	$95,840	$8,520	$60,535	$(724)		$253,287
Comprehensive Loss:
Net (loss)					(2,409)		$(2,409)	(2,409)
Reclassification adjustment for impairment loss on securities (net of tax of $11)						19	19	19
Other comprehensive loss, unrealized holding losses arising during the period (net of tax of $495)						(917)	(917)	(917)
Total comprehensive loss							$(3,307)
Stock options exercised	—	113	44	—	—	—	—	157
Stock option expense	—	—	155	—	—	—	—	155
Discount on preferred stock	363	—	—	—	(363)	—	—	—
Dividend on preferred stock	—	—	—	—	(424)	—	—	(424)
Balance, March 31, 2009	$62,904	$26,688	$96,039	$8,520	$57,339	$(1,622)		$249,868

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(2,409)	$4,148
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	685	627
Provision for loan losses	13,390	4,112
Stock based compensation expense	155	134
Deferred tax benefit	(502)	(1,079)
Accretion of trust preferred securities discount	64	—
Amortization of premiums and accretion of security discounts, net	139	(80)
Origination of loans held-for-sale	(61,119)	(21,742)
Sales of loans	59,218	22,370
Proceeds from gain on sale of loans	186	280
Changes in other assets and other liabilities:
(Increase) decrease in accrued interest receivable	(3)	360
Increase in other assets	(4,793)	(6,307)
(Decrease) increase in other liabilities	(3,166)	1,549
Net Cash Provided by Operating Activities	$1,845	$4,372

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in loans	15,735	(162,521)
Purchase of securities available-for-sale	(31,018)	(37,380)
Purchase of securities held-to-maturity	(11,350)	(7,127)
Proceeds from principal payments on securities available-for-sale	9,951	5,806
Proceeds from principal payments on securities held-to-maturity	1,312	1,284
Proceeds from calls and maturities of securities available-for-sale	13,586	33,325
Proceeds from calls and maturities of securities held-to-maturity	1,297	10,000
Purchase of bank premises and equipment	(779)	(1,384)
Net Cash Used In Investing Activities	$(1,266)	$(157,997)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$67,223	$151,449
Net (decrease) increase in repurchase agreements and federal funds purchased	(3,735)	2,565
Net proceeds from issuance of capital stock	157	209
Dividend paid on preferred stock	(424)	—
Net Cash Provided by Financing Activities	$63,221	$154,223

Net Increase In Cash and Cash Equivalents	63,800	598

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	33,515	35,341
CASH AND CASH EQUIVALENTS – END OF PERIOD	$97,315	$35,939

Supplemental Schedule of Noncash Investing Activities:
Unrealized (loss) gain on securities	$(1,382)	$2,471
Tax benefits on stock options exercised	—	1
Other real estate owned transferred from loans	4,886	5,720
Supplemental Disclosure of Cash Flow Information:
Taxes Paid	$—	$368
Interest Paid	18,034	21,206

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       General

The accompanying unaudited consolidated financial statements of Virginia Commerce Bancorp, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions as of March 31, 2009 and December 31, 2008, the results of operations for the three months ended March 31, 2009 and 2008, and statements of cash flows and stockholders’ equity for the three months ended March 31, 2009 and 2008. These statements should be read in conjunction with the Company’s annual report on Form 10-K for the period ended December 31, 2008.

Operating results for the three month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009, or any other period.

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

In February 2008, the FASB issued Staff Position No. 157-2 (“FSP 157-2”) which delayed the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 defers the effective date of SFAS 157 for such nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Thus, the Company has only partially applied SFAS 157. Those items affected by FSP 157-2 include other real estate owned (“OREO”), goodwill and core deposit intangibles.

In October 2008, the FASB issued Staff Position No. 157-3 (“FSP 157-3”) to clarify the application of SFAS 157 in a market that is not active and to provide key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financials statements were not issued.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 (dollars in thousands).  Securities identified in Note 2 as restricted securities including stock in the Federal Reserve Bank (“FRB”), Federal Home Loan Bank of Atlanta (“FHLB”) and Community Bankers Bank (“CBB”) are excluded from the table below since there is no ability to sell these securities except when the FRB, FHLB or CBB require redemptions based on certain portions of our capital.

		Fair Value Measurements at March 31, 2009 Using
Description	Balance as of March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$274,058	$—	$274,058	$—

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

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the quarter ended March 31, 2009. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Operations.

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans are measured at fair value on a nonrecurring basis through the allowance for loan losses.  Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Operations.

Foreclosed Assets:  Assets acquired through, or in lieu of, loan foreclosure are held-for-sale and are initially recorded at the lesser of book value or fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by Management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation are included in net expenses from foreclosed assets.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period (dollars in thousands).

		Carrying value at March 31, 2009 Using
Description	Balance as of March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans	$79,050	$—	$66,808	$12,242
Foreclosed Assets	$900	$—	$900	$—

2.     Investment Securities

Amortized cost and fair value of securities available-for-sale and held-to-maturity as of March 31, 2009, are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-Sale:
U.S. Government Agency obligations	$233,971	$5,519	$(144)	$239,346
Domestic corporate debt obligations	8,864	—	(7,625)	1,239
Obligations of states and political subdivisions	33,765	309	(601)	33,473
Restricted stock:
Federal Reserve Bank	5,597	—	—	5,597
Federal Home Loan Bank	6,009	—	—	6,009
Community Bankers’ Bank	145	—	—	145
	$288,351	$5,828	$(8,370)	$285,809
Held-to-Maturity:
U.S. Government Agency obligations	$17,382	$429	$—	$17,811
Obligations of states and political subdivisions	48,281	705	—	48,986
	$65,663	$1,134	$—	$66,797

Amortized cost and fair value of securities available-for-sale and held-to-maturity as of December 31, 2008, are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available—for-sale:
U.S. Government Agency obligations	$230,497	$4,951	$(14)	$235,434
Domestic corporate debt obligations	8,817	—	(4,869)	3,948
Obligations of states and political subdivisions	30,637	49	(1,232)	29,454
Restricted stock:
Federal Reserve Bank	5,597	—	—	5,597
Federal Home Loan Bank	5,334	—	—	5,334
Community Bankers’ Bank	145	—	—	145
	$281,027	$5,000	$(6,115)	$279,912
Held-to-maturity:
U.S. Government Agency obligations	$18,764	$347	$—	$19,111
Obligations of state and political subdivisions	38,143	614	(9)	38,748
	$56,907	$961	$(9)	$57,859

The amortized cost of securities pledged as collateral for repurchase agreements, certain public deposits, and other purposes were $242.0 million and $280.0 million at March 31, 2009, and December 31, 2008, respectively.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Provided below is a summary of securities which were in an unrealized loss position at March 31, 2009 and December 31, 2008. Of the total securities in an unrealized loss position at March 31, 2009, the majority of the unrealized losses are concentrated in four long term collateralized debt obligations representing pooled trust preferred securities where current market quotes are significantly depressed. However, based on a review of the underlying issuers, the current level of payment deferrals and or defaults, an analysis of expected future cash flows, the amount of additional deferrals and or defaults that would be required before the Company would experience a break in yield, and the Company’s ability and intent to hold these securities until maturity, or until such time as the value recovers, the majority of the declines are deemed to be temporary. It was determined that one of the obligations had a $30 thousand other-than-temporary impairment which was recognized this quarter.

	Less Than 12 Months		12 Months or Longer		Total
At March 31, 2009 (Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government Agency obligations	$11,668	$(144)	$—	$—	$11,668	$(144)
Domestic corporate debt obligations	—	—	1,239	(7,625)	1,239	(7,625)
Obligations of states/political subdivisions	17,930	(601)	—	—	17,930	(601)
	$29,598	$(745)	$1,239	$(7,625)	$30,837	$(8,370)

	Less Than 12 Months		12 Months or Longer		Total
At December 31, 2008 (Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government Agency obligations	$5,947	$(14)	$—	$—	$5,947	$(14)
Domestic corporate debt obligations	—	—	3,948	(4,869)	3,948	(4,869)
Obligations of states/political subdivisions	26,471	(1,232)	—	—	26,471	(1,232)
	$32,418	$(1,246)	$3,948	$(4,869)	$36,366	$(6,115)
Held-to-maturity:
Obligations of states/political subdivisions	$2,134	$(9)	$—	$—	$2,134	$(9)

3.     Loans

Major classifications of loans, excluding loans held-for-sale, are summarized as follows:

	March 31, 2009	December 31, 2008
	(Dollars in thousand)
Commercial	$265,279	$279,470
Real estate-one to four family residential:
Closed end first and seconds	229,062	233,887
Home equity lines	128,291	123,366
Total real estate-one-to-four family residential	$357,353	$357,253
Real estate-multifamily residential	66,577	66,611
Real estate-non-farm, non-residential:
Owner Occupied	428,112	418,372
Non-owner occupied	594,423	592,953
Total Real estate-non-farm, non-residential	$1,022,535	$1,011,325
Real estate-construction:
Residential-Owner Occupied	24,119	20,691
Residential-Builder	289,375	296,266
Commercial	247,695	268,119
Total Real estate-construction:	$561,189	$585,076
Farmland	2,498	2,498
Consumer	9,934	11,698
Total loans	$2,285,365	$2,313,931
Less unearned income	3,911	4,370
Less allowance for loan losses	37,494	36,475
Loans, net	$2,243,960	$2,273,086

4.     Allowance for Loan Losses

An analysis of the allowance for loan losses for three months ended March 31, 2009, and the year ended December 31, 2008 is shown below (dollars in thousands):

	March 31, 2009	December 31, 2008
Allowance, at beginning of period	$36,475	$22,260
Provision charged against income	13,390	25,378
Recoveries added to reserve	197	158
Losses charged to reserve	(12,568)	(11,321)
	$37,494	$36,475

Information about impaired loans as of and for March 31, 2009 and December 31, 2008, is as follows (dollars in thousands):

	March 31, 2009	December 31, 2008
Non-accrual loans for which a specific allowance has been provided	$66,522	$74,843
Non-accrual loans for which no specific allowance has been provided	59,292	36,391
Other impaired loans for which a specific allowance has been provided	31,917	14,515
Other impaired loans for which no specific allowance has been provided	21,891	34,794
Total Impaired loans	$179,622	$160,543
Allowance provided for impaired loans, included in the allowance for loan losses	$19,389	$17,614

5.     Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of diluted potential common stock. As of March 31, 2009 and 2008, there were 2,867,201 and 1,060,042 anti-dilutive stock options and warrants outstanding, respectively. The weighted average number of shares for both periods presented have been adjusted to give effect to a 10% stock dividend paid in May 2008.

	March 31, 2009		March 31, 2008
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic (loss) earnings per share	26,688,143	$(0.12)	26,532,920	$0.16
Effect of dilutive securities:
Stock options	—		736,328
Diluted (loss) earnings per share	26,688,143	$(0.12)	27,269,248	$0.15

6.     Stock Compensation Plan

At March 31, 2009, the Company had a stock-based compensation plan. Included in salaries and employee benefits expense for the three months ended March 31, 2009 and 2008, is $155 thousand and $134 thousand, respectively, of stock-based compensation expense which is based on the estimated fair value of 746,393 options granted between January 2006 and March 2009, as adjusted, amortized on a straight-line basis over a five year requisite service period. As of March 31, 2009, there was $1.8 million remaining of total unrecognized compensation expense related to these option awards which will be recognized over the remaining requisite service periods.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2009 and 2008:

	2009	2008
Expected volatility	30.59%	23.14%
Expected dividends	.00%	.00%
Expected term (in years)	7.2	7.2
Risk-free rate	2.14%	3.35%

Stock option plan activity for the three months ended March 31, 2009, is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2009	2,035,458	$7.73
Granted	136,709	4.31
Exercised	(112,574)	1.39
Forfeited	(28,922)	9.96
Outstanding at March 31, 2009	2,030,671	$7.82	5.1	$—
Exercisable at March 31, 2009	1,545,721	$6.94	3.9	$—

The total value of in-the-money options exercised during the three months ended March 31, 2009, was $435 thousand.

7.     Capital Requirements

A comparison of the Company’s and its wholly-owned subsidiary’s, Virginia Commerce Bank (the “Bank”) capital ratios as of March 31, 2009 with the minimum regulatory guidelines is as follows:

	Actual	Minimum Guidelines	Minimum to be “Well-Capitalized”
Total Risk-Based Capital:
Company	14.35%	8.00%	—
Bank	14.32%	8.00%	10.00%

Tier 1 Risk-Based Capital:
Company	12.95%	4.00%	—
Bank	13.07%	4.00%	6.00%

Leverage Ratio:
Company	11.31%	4.00%	—
Bank	11.44%	4.00%	5.00%

8.     Other Borrowed Funds and Lines of Credit

The Bank maintains a $382.0 million line of credit with the Federal Home Loan Bank of Atlanta.  The interest rate and term of each advance from the line is dependent upon the advance and commitment type.  Advances on the line are secured by all of the Bank’s qualifying first liens, second liens and home equity lines-of-credit on one-to-four unit single-family dwellings.  As of March 31, 2009, the book value of these qualifying loans totaled approximately $203.7 million and the amount of available credit using this collateral was $122.8 million. Advances on the line of credit in excess of this amount, require pledging of additional assets, including other types of loans and investment securities. As of March 31, 2009, the Bank had $25.0 million in advances outstanding.  The Bank has additional short-term lines of credit totaling $97.0 million with nonaffiliated banks at March 31, 2009.

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

The Trust Preferred Securities may be included in Tier 1 capital for regulatory capital adequacy purposes up to 25.0% of Tier 1 capital after its inclusion. The portion of the trust preferred securities not qualifying as Tier 1 capital may be included as part of total qualifying capital in Tier 2 capital, subject to limitation..

10.       Preferred Stock and Warrant

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

Critical Accounting Policies

During the quarter ended March 31, 2009, there were no changes in the Company’s critical accounting policies as reflected in the last report.

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

The Company’s 1998 Stock Option Plan (the “Plan”), which is shareholder-approved, permits the grant of share options to its directors and officers for up to 2.4 million shares of common stock, as adjusted for the ten-percent stock dividend paid on May 7, 2008. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant, generally vest based on 5 years of continuous service and have 10-year contractual terms. The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model that currently uses historical volatility of the Company’s stock based on a 7.2 year expected term, before exercise, for the options granted, and a risk-free interest rate based on the U.S. Treasury curve in effect at the time of the grant to estimate total stock-based compensation expense. This amount is then amortized on a straight-line basis over the requisite service period, currently 5 years, to salaries and benefits expense. See Note 5 to the Consolidated Financial Statements for additional information regarding the Stock Option Plan and related expense.

Results of Operations

For the three months ended March 31, 2009, the Company recorded a net operating loss of $2.4 million. After an effective dividend of $787 thousand on preferred stock, the Company reported a net loss to common stockholders of $3.2 million, or $0.12 per diluted common share, compared to earnings of $4.1 million, or $0.15 per diluted common share in the first quarter of 2008. Earnings for the quarter were significantly impacted by $13.4 million in loan loss provisions due to increases in the level of non-performing assets and $12.4 million in net charge-offs.

Total assets increased $57.0 million, or 2.1%, from $2.72 billion at December 31, 2008, to $2.77 billion at March 31, 2009, as total deposits grew $67.2 million, or 3.1%, from $2.17 billion to $2.24 billion, while loans, net of allowance for loan losses, were down $29.1 million, or 1.3%, with non-farm, non-residential real estate loans up $11.2 million, construction loans down $23.9 million, one-to-four family residential real estate loans mostly unchanged and commercial loans down $14.2 million. Loan production for the quarter was negatively impacted by declining demand in both the business and consumer sectors and higher than normal run-off.  However, favorable market rates enabled an increase in residential mortgage lending from $38.7 million in the first quarter of 2008 to $67.3 million for the quarter ending March 31, 2009, of which $61.1 million was available-for-sale.

Total deposit growth of $67.2 million included an increase in demand deposits of $23.8 million, or 12.2%, from $194.8 million at December 31, 2008, to $218.6 million at March 31, 2009, an increase in interest-bearing demand deposits of $130.2 million, or 25.1%, and a decrease in time deposits of $86.8 million, or 5.9%. The majority of the Bank’s deposits are attracted from individuals and businesses in the Northern Virginia and the Metropolitan Washington, D.C. area. The decline in time deposits in the first quarter is reflective of a strategy to reduce the Bank’s historically heavy reliance on certificates of deposit to achieve deposit growth. The proportionate share of time deposits relative to total deposits declined from 67.2% at year-end 2008 to 61.3% as of March 31, 2009. We anticipate a further decline in that percentage as our deposit gathering efforts are increasingly focused on demand deposits as well as cross-selling activities tied to the acquisition of savings and interest-bearing demand accounts. Repurchase agreements, the majority of which represent sweep funds of significant commercial demand deposit customers, and Fed funds purchased decreased $3.8 million from $188.0 million at December 31, 2008, to $184.2 million.

As noted, for the three months ended March 31, 2009, the Company recorded a net loss to common stockholders of $3.2 million compared to earnings of $4.1 million for the three months ended March 31, 2008, as net interest income increased $1.3 million, or 6.6%, non-interest income increased $189 thousand, or 11.6%, non-interest expense rose $2.2 million, or 20.7% and provisions for loan losses were up $9.3 million. The Company also paid an effective dividend on preferred shares of $787 thousand.  Stockholders’ equity decreased $3.4 million, or 1.3%, from $253.3 million at December 31, 2008, to $249.9 million at March 31, 2009.

Net Interest Income

Net interest income is the excess of interest earned on loans and investments over the interest paid on deposits and borrowings and is the Company’s primary revenue source. Net interest income is thereby affected by overall balance sheet growth, changes in interest rates and changes in the mix of investments, loans, deposits and borrowings. Net interest income increased $1.3 million, or 6.6%, from $19.5 million for the three months ended March 31, 2008, to $20.8 million for the current three month period due to overall balance sheet growth as the Company’s net interest margin declined nineteen basis points from 3.34% in the first quarter of 2008 to 3.15% for the current three-month period, and was down four basis points from 3.19% in the fourth quarter of 2008.

The year-over-year decline in the net interest margin is primarily the result of lower yields on loans due to reductions in the prime rate and increases in the level of non-performing loans. As a result, the yield on loans fell from 7.10% for the three months ended March 31, 2008, to 5.87% in the current period, and was down twenty-six basis points sequentially.  On the funding side, strong competition for deposits in the local market did not allow for the same level of decline in the cost of interest-bearing liabilities year-over-year, which declined from 4.06% for the three months ended March 31, 2008, to 2.98% in the current period. Sequentially, the margin was affected by the reversal of $420 thousand in previously accrued interest on non-performing loans and the carrying of a high level of Fed funds sold as net loans outstanding declined by $29.1 million during the quarter. With market interest rates expected to remain mostly unchanged through the remainder of 2009, and high levels of time deposits declining while repricing downward, Management anticipates the margin to average 3.25% for the year.

The following table shows the average balance sheets for each of the three months ended March 31, 2009 and 2008.  In addition, the amounts of interest earned on interest-earning assets, with related yields on a tax-equivalent basis, and interest expense on interest-bearing liabilities, with related rates, are shown.  Loans placed on a non-accrual status are included in the average balances. Net loan fees and late charges included in interest income on loans totaled $829 thousand and $1.29 million for 2009 and 2008, respectively.

	Three Months Ended March 31,
	2009			2008
(Dollars in thousands)	Average Balance	Interest Income- Expense	Average Yields /Rates	Average Balance	Interest Income- Expense	Average Yields /Rates
Assets
Securities(1)	$338,688	$4,091	4.96%	$320,765	$4,142	5.26%
Loans, net of unearned income	2,312,936	33,443	5.87%	2,030,623	35,891	7.10%
Interest-bearing deposits in other banks	102	—	0.12%	1,369	17	4.84%
Federal funds sold	41,386	20	0.19%	2,204	13	2.32%
Total interest-earning assets	$2,693,112	$37,554	5.68%	$2,354,961	$40,063	6.85%
Other assets	61,865			64,005
Total Assets	$2,754,977			$2,418,966

Liabilities and Stockholders’ Equity
Interest-bearing deposits:
NOW accounts	$190,817	$610	1.30%	$146,319	$512	1.40%
Money market accounts	149,739	577	1.56%	206,536	1,655	3.21%
Savings accounts	241,424	1,439	2.42%	164,836	1,441	3.51%
Time deposits	1,424,332	12,005	3.42%	1,215,738	14,422	4.76%
Total interest-bearing deposits	$2,006,312	$14,631	2.96%	$1,733,429	$18,030	4.17%
Securities sold under agreement to repurchase and federal funds purchased	185,210	620	1.36%	234,194	1,683	2.88%
Other borrowed funds	25,000	265	4.25%	25,000	194	3.07%
Trust preferred capital notes	65,832	1,281	7.78%	40,000	691	6.83%
Total interest-bearing liabilities	$2,282,354	$16,797	2.98%	$2,032,623	$20,598	4.06%
Demand deposits and other liabilities	219,344			213,240
Total liabilities	$2,501,698			$2,245,863
Stockholders’ equity	253,279			173,103
Total liabilities and stockholders’ equity	$2,754,977			$2,418,966
Interest rate spread			2.70%			2.79%
Net interest income and margin		$20,757	3.15%		$19,465	3.34%

(1) Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders’ equity.  Average yields on securities are stated on a tax equivalent basis, using a 35% rate.

Allowance for Loan Losses / Provision for Loan Loss Expense

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. For the three months ended March 31, 2009, provisions for loan losses were $13.4 million compared to $4.1 in the same period in 2008. This was due to a $37.2 million increase in non-performing assets and loans 90+ days past due from $124.9 million at December 31, 2008, to $162.1 million at March 31, 2009, and $12.4 million in net charge-offs during the quarter, or 0.53% of average loans outstanding. In addition, other potential problem loans, which, although well-secured and currently performing, are classified as impaired, and in some instances require higher reserve levels, increased from $49.3 million at December 31, 2008, to $53.8 million at March 31, 2009. As a result, the allowance for loan losses to total loans rose from 1.58% at December 31, 2008, to 1.64% as of March 31, 2009. See “Risk Elements and Non-performing Assets” for additional discussion relating to the increase in non-performing assets and potential problem loans.

Management feels that the allowance for loan losses is adequate at March 31, 2009. However, there can be no assurance that additional provisions for loan losses will not be required in the future, including as a result of possible changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, on a national basis or in the Company’s market area, or changes in the circumstances of particular borrowers.

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

The following schedule summarizes the changes in the allowance for loan losses:

	Three Months	Three Months	Twelve Months
	Ended	Ended	Ended
	March 31, 2009	March 31, 2008	December 31, 2008
	(Dollars in thousands)

Allowance, at beginning of period	$36,475	$22,260	$22,260
Provision charged against income	13,390	4,112	25,378
Recoveries:
Consumer loans	46	6	65
Commercial	5	—	16
Real estate one-to-four family residential:
Permanent first and second	—	—	48
Home equity loans and liens	—	1	2
Real estate-nonfarm, nonresidential	—	—	27
Real estate-construction	146	—	—
Losses charged to reserve:
Consumer loans	(77)	(68)	(392)
Commercial loans	(2,102)	(666)	(3,436)
Real Estate one-to-four family residential:
Permanent first and second	(115)	—	(769)
Home equity loans and liens	(826)	—	(314)
Real estate-multi-family residential	—	—	(95)
Real estate-nonfarm, nonresidential	(211)	—	(2)
Real estate-construction	(9,237)	(219)	(6,313)
Net recoveries (charge-offs)	(12,371)	(946)	(11,163)
Allowance, at end of period	$37,494	$25,426	$36,475

Ratio of net charge-offs to average total loans outstanding during period	0.53%	0.05%	0.51%
Allowance for loan losses to total loans	1.64%	1.20%	1.58%

Risk Elements and Non-performing Assets

Non-performing assets consist of non-accrual loans, restructured loans, and other real estate owned (foreclosed properties).  For the three months ended March 31, 2009, the total non-performing assets and loans 90+ days past due and still accruing interest increased by $37.2 million, or 29.7%, from $124.9 million at December 31, 2008, to $162.1 million at March 31, 2009. As a result, the ratio of non-performing assets and loans 90+ days past due and still accruing to total assets increased from 4.60% at December 31, 2008, to 5.84% at March 31, 2009.

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

As noted, non-performing assets and loans 90+ days past due increased during the quarter by $37.2 million, to 5.84% of total assets, with $17.7 million of the increase in loans 90+ days past due and a $19.5 million increase in non-performing assets. Of the total of $23.8 million in loans 90+ days past due, $15.4 million consisting of four credits represented problem loan workouts in the final stages of negotiation and/or documentation and $1.1 million represented loans in the process of renewal, not identified as a problem asset.  The $19.5 million increase in non-performing assets included two land development loans totaling $18.8 million, which experienced defaults on lot takedown contracts with national and regional builders; $7.8 million in residential construction loans with two infill builders where projects are ongoing but, forbearance agreements are required due to the inability to service interest carry; a $2.7 million commercial construction loan on a completed building experiencing slow lease up; and two non-farm, non-residential loans totaling $3.2 million on buildings occupied by businesses in financial distress.

Non-performing loans continue to be concentrated in residential and commercial construction and land development loans in outer sub-markets hardest hit by the residential downturn and commercial and consumer credits experiencing the after shocks in sub-contracting businesses and workforce employment.    Overall, as of March 31, 2009, $107.2 million or 85.2% of non-performing loans represented acquisition, development and construction loans.  Other sectors, including non-farm, non-residential real estate and inner sub-markets of the broader loan portfolio, continue to perform well, with low levels of delinquencies at the present time. Additionally, the increase in loans 30-89 days past due appears to be decelerating on a quarter-to-quarter basis, and was significantly comprised of loans in the process of renewal not identified as problem assets in the current quarter.  The market decline remains dynamic and Management intends to pursue more aggressive strategies for problem loan resolution and is committed to utilizing operating earnings and, if necessary, our capital cushion, to significantly reduce them.

Total non-performing assets consist of the following:

	March 31, 2009	March 31, 2008	December 31, 2008
	(Dollars in thousands)

Non-accrual loans:
Commercial	$10,433	$4,635	$12,178
Real estate-one-to-four family residential:
Closed end first and seconds	735	588	—
Home equity lines	319	395	320
Total Real estate-one-to-four family residential	$1,054	$983	$320
Real estate-non-farm, non-residential:
Owner Occupied	6,319	125	4,976
Non-owner occupied	792	411	1,210
Total Real estate-non-farm, non-residential	$7,111	$536	$6,186
Real estate-construction:
Residential-Owner Occupied	5,115	3,889	4,543
Residential-Builder	67,274	7,396	48,178
Commercial	34,829	—	39,819
Total Real estate-construction:	$107,218	$11,285	$92,540
Consumer	(2)	41	10
Total Non-accrual loans	$125,814	$17,480	$111,234
OREO	12,455	5,720	7,569
Total non-performing assets	$138,269	$23,200	$118,803
Loans 90+ days past due and still accruing	23,790	2,000	6,118
Total non-performing assets and loans 90+ days past due	$162,059	$25,200	$124,921

Non-performing assets
to total loans:	6.05%	1.10%	5.13%
to total assets:	4.99%	0.93%	4.37%
Non-performing assets and loans 90+ days past due
to total loans:	7.09%	1.19%	5.40%
to total assets:	5.84%	1.01%	4.60%

	As of March 31, 2009
Residential, Acquisition, Development and Construction	Total Outstandings	Percentage of Total	Non-accrual Loans	Non-accruals as a % of Outstandings	Net charge- offs as a % of Outstandings
By County/Jurisdiction of Origination:
District of Columbia	$25,007	8.0%	$—	—	—
Montgomery, MD	14,601	4.7%	5,667	1.8%	—
Prince Georges, MD	36,584	11.7%	8,680	2.8%	—
Other Counties in MD	9,351	3.0%	2,265	0.7%	—
Arlington/Alexandria, VA	44,810	14.3%	6,301	2.0%	—
Fairfax, VA	80,729	25.4%	12,673	4.0%	0.1%
Culpeper/Fauquier, VA	1,766	0.6%	446	0.1%	0.1%
Frederick, VA	—	—	8,922	2.8%	—
Loudoun, VA	33,723	10.8%	8,946	2.9%	0.8%
Prince William, VA	16,480	5.3%	3,150	1.0%	0.2%
Spotsylvania, VA	1,476	0.5%	—	—	—
Stafford, VA	22,880	7.3%	9,896	3.2%	—
Other Counties in VA	24,975	8.0%	4,443	1.4%	—
Outside VA, D.C. & MD	1,112	0.4%	1,000	0.3%	—
	$313,494	100%	$72,389	23.1%	1.2%

	As of March 31, 2009
Commercial, Acquisition, Development and Construction	Total Outstandings	Percentage of Total	Non-accrual Loans	Non-accruals as a % of Outstandings	Net charge- offs as a % of Outstandings
By County/Jurisdiction of Origination:
District of Columbia	$10,631	4.3%	$—	—	—
Montgomery, MD	1,431	0.6%	—	—	—
Prince Georges, MD	10,009	4.0%	—	—	—
Other Counties in MD	1,118	0.5%	—	—	—
Arlington/Alexandria, VA	3,224	1.3%	—	—	—
Fairfax, VA	29,210	11.8%	1,513	0.6%	—
Henrico, VA	18,744	7.5%	—	—	—
Loudoun, VA	49,688	20.1%	18,304	7.4%	1.4%
Prince William, VA	69,660	28.1%	12,260	5.0%	0.8%
Spotsylvania, VA	13,035	5.3%	—	—	—
Stafford, VA	35,745	14.4%	—	—	—
Other Counties in VA	5,200	2.1%	2,752	1.1%	—
	$247,695	100.0%	$34,829	14.1%	2.2%

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

At March 31, 2009, the Company had $1.65 billion, or 72.2%, of total loans concentrated in commercial real estate. Commercial real estate for purposes of this discussion includes all construction loans, loans secured by multi-family residential properties and loans secured by non-farm, non-residential properties. At December 31, 2008, commercial real estate loans were $1.66 billion, or 72.0%, of total loans. Total construction loans of $561.2 million at March 31, 2009, represented 24.5% of total loans, loans secured by multi-family residential properties of $66.6 million represented 2.9% of total loans, and loans secured by non-farm, non-residential properties of $1.02 billion represented 44.7%.

Construction loans at March 31, 2009, included $289.4 million in loans to commercial builders of single family residential property and $24.1 million to individuals on single family residential property, representing 12.7% and 1.1% of total loans, respectively, and together representing 13.8% of total loans. These loans are made to a number of unrelated entities and generally have a term of twelve to eighteen months.  In addition the Company had $247.7 million of construction loans on non-residential commercial property at March 31, 2009, representing 10.8% of total loans. These total construction loans of $561.2 million include $191.4 million in land acquisition and or development loans on residential property and $106.0 million in land acquisition and or development loans on commercial property, together totaling $297.4 million, or 13.0% of total loans. Further adverse developments in the Northern Virginia real estate market or economy, including substantial increases in mortgage interest rates, slower housing sales, and increased commercial property vacancy rates, could have further adverse impacts on these groups of loans and the Bank’s income and financial position. At March 31, 2009, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio.  An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

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

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending.  Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land which represent in total 100% or more of an institutions total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institutions total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital.  The Company, like many community banks, has a concentration in commercial real estate loans.  Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to its commercial real estate portfolio.  The Company is well capitalized.  Nevertheless, it is possible that the Company could be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns.

Non-Interest Income

Non-interest income for the first quarter was up $189 thousand, or 11.6%, from $1.6 million in 2008, to $1.8 million with a $370 thousand increase in fees and net gains on mortgage loans held-for-sale and a $125 thousand decline in other miscellaneous income items. Compared to the three months ended December 31, 2008, non-interest income was higher by $346 thousand with fees and net gains on mortgage loans held-for-sale again accounting for the majority of the increase.  Loans classified as held-for-sale represent loans on one-to-four family residential real estate, originated on a pre-sold and servicing released basis to various investors, and carried on the balance sheet at the lower of cost or fair value.

Non-Interest Expense

Non-interest expense increased $2.2 million, or 20.7%, from $10.8 million in the first quarter of 2008, to $13.0 million in the current period, and was up $1.5 million from the three months ended December 31, 2008. The majority of the year-over-year increase was due to the opening of two new branch locations, one-time costs associated with the cancellation of a lease obligation for another branch location, collections expense associated with non-performing loans and OREO, and significantly higher FDIC insurance premiums. As a result of these increases in expenses, as well as slower overall revenue growth, the efficiency ratio rose from 51.2% in the first quarter of 2008 to 57.7% in the current period.

Provision for Income Taxes

The Company’s income tax provisions are adjusted for non-deductible expenses and non-taxable income after applying the U.S. federal income tax rate of 35%. For the three months ended March 31, 2009, the Company recorded an income tax benefit of $1.4 million as compared to a provision of $2.0 million for the same period in 2008. The effects of non-deductible expenses and non-taxable income on the Company’s income tax provisions are minimal.

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

The Company measures total liquidity through cash and cash equivalents, securities available-for-sale, mortgage loans held-for-sale, other loans and investment securities maturing within one year, less securities pledged as collateral for repurchase agreements, public deposits and other purposes, and less any outstanding federal funds purchased.  These liquidity sources increased $91.5 million, or 14.6%, from $637.7 million at December 31, 2008, to $729.2 million at March 31, 2009, due mostly to an increase in the level of Fed funds sold.

Additional sources of liquidity available to the Company include the capacity to borrow funds through established short-term lines of credit with various correspondent banks, and the Federal Home Loan Bank of Atlanta. Available funds from these liquidity sources were approximately $454.0 million and $458.9 million at March 31, 2009, and December 31, 2008, respectively. The Bank’s available line of credit with the Federal Home Loan Bank of Atlanta, which requires the pledging of collateral in the form of certain loans and or securities, is $357.0 million of the $454.0 million as of March 31, 2009.

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

Commitments to extend credit, which amounted to $493.1 million at March 31, 2009, and $502.4 million at December 31, 2008, represent legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At March 31, 2009, and December 31, 2008, the Company had $66.0 million and $68.1 million, respectively, in outstanding standby letters of credit.

Contractual Obligations

Since December 31, 2008, there have been no significant changes in the Company’s contractual obligations.

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

Both the Company’s and the Bank’s capital levels continue to meet regulatory requirements.  The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios.  Tier 1 capital consists of common and qualifying preferred stockholders’ equity, less goodwill, and for the Company includes certain minority interests relating to bank subsidiary issued shares, and a limited amount of restricted core capital elements.  Restricted core capital elements include qualifying cumulative preferred stock interests, certain minority interests in subsidiaries and qualifying trust preferred securities. All of the $71 million in preferred stock interests issued to the Treasury under the Capital Purchase Program qualify as Tier 1 capital. Total risk-based capital consists of Tier 1 capital, qualifying subordinated debt, and a portion of the allowance for loan losses, and for the Company, a limited amount of excess restricted core capital elements.  Risk-based capital ratios are calculated with reference to risk-weighted assets.  The leverage ratio compares Tier 1 capital to total average assets.  The Bank’s Tier 1 risk-based capital ratio was 13.07% at March 31, 2009, compared to 13.16% at December 31, 2008, and its total risk-based capital ratio was 14.32% at March 31, 2009, compared to 14.41% at December 31, 2008. These ratios are in excess of the mandated minimum requirement of 4.00% and 8.00%, respectively. The Bank’s leverage ratio was 11.44% at March 31, 2009, compared to 11.81% at December 31, 2008. The Company’s Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage ratio was 12.95%, 14.35%, and 11.31%, respectively, at March 31, 2009, compared to 13.07%, 14.44%, and 11.76% at December 31, 2008. The increase in these capital ratios in 2008, were due to the issuance of $25 million in trust preferred securities in September 2008 and the issuance of $71 million in preferred stock in December 2008. Both the Company’s and Bank’s capital positions reflect proceeds from the issuance of a total of $65 million in trust preferred securities.

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

The Federal Reserve has revised the capital treatment of trust preferred securities. As a result, the capital treatment of trust preferred securities has been revised to provide that beginning in 2011, such securities can be counted as Tier 1 capital at the holding company level, together with other restricted core capital elements, up to 25% of total capital (net of goodwill), and any excess as Tier 2 capital, subject to limitation.  At March 31, 2009, trust preferred securities represented 19.3% of the Company’s Tier 1 capital and 18.5% of its total risk-based capital. See Note 9 to the Consolidated Financial Statements for further information regarding trust preferred securities.

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

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”  FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased.  The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively.  Earlier adoption is permitted for periods ending after March 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009.  The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-1 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  FSP FAS 115-1 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities.  The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  FSP FAS 115-1 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009.  The Company does not expect the adoption of FSP FAS 115-1 and FAS 124-2 to have a material impact on its consolidated financial statements.

In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (SAB 111).  SAB 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.”  SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope.  The Company does not expect the implementation of SAB 111 to have a material impact on its consolidated financial statements.

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

One of the tools used by the Company to assess interest sensitivity on a monthly basis is the static gap analysis that measures the cumulative differences between the amounts of assets and liabilities maturing or repricing within various time periods. It is the Company’s goal to limit the one-year cumulative difference, or gap, in an attempt to limit changes in future net interest income from changes in market interest rates. The following table shows a static gap analysis reflecting the earlier of the maturity or repricing dates for various assets, including prepayment and amortization estimates, and liabilities as of March 31, 2009. At that point in time, the Company had a cumulative net liability sensitive one-year gap position of $342.1 million, or a negative 12.62% of total interest-earning assets.

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

	Interest Sensitivity Periods
At March 31, 2009	Within	91 to 365	Over 1 to 5	Over
(Dollars in thousands)	90 Days	Days	Years	5 Years	Total
Interest Earning Assets
Securities, at amortized cost	$69,891	$42,686	$112,290	$129,147	$354,014
Federal funds sold	67,720	—	—	—	67,720
Loans held-for-sale	7,936	—	—	—	7,936
Loans, net of unearned income	850,964	289,914	887,188	253,388	2,281,454
Total interest earning assets	$996,511	$332,600	$999,478	$382,535	$2,711,124
Interest Bearing Liabilities
NOW accounts	$107,812	$—	$107,813	$—	$215,625
Money market accounts	78,319	—	78,319	—	156,638
Savings accounts	137,994	—	137,994	—	275,988
Time deposits	543,260	629,613	199,681	—	1,372,554
Securities sold under agreement to repurchase and Federal funds purchased	159,224	—	—	25,000	184,224
Other borrowed funds	—	—	25,000	—	25,000
Trust preferred capital notes	15,000	—	25,000	25,000	65,000
Total interest bearing liabilities	$1,041,609	$629,613	$573,807	$50,000	$2,295,029
Cumulative maturity / interest sensitivity gap	$(45,098)	$(342,111)	$83,560	$416,095	$416,095
As % of total earnings assets	-1.66%	-12.62%	3.08%	15.35%

In order to more closely measure interest sensitivity, the Company uses earnings simulation models on a quarterly basis. These models utilize the Company’s financial data and various management assumptions as to balance sheet growth and mix, interest rates, operating expenses and other non-interest income sources to forecast a base level of earnings over a one-year period. This base level of earnings is then shocked assuming a 200 basis points higher and lower level of interest rates (but not below zero) over the forecasted period. The most recent earnings simulation model was run based on data as of March 31, 2009, and the model projected that forecasted net interest income over a one-year period would increase by 0.9% if interest rates were to be 200 basis points higher than expected, and forecasted net interest income would decrease by 1.5% if interest rates were to be 100 basis points lower than expected. As noted above, normally these earnings models are shocked downward 200 basis points; however, as the Federal funds target rate dropped to a range of 0% to 0.25%, the prime lending rate to 3.25%, and treasury yields to historically low levels, a downward shock in rates of that magnitude was not deemed practical, or likely to occur. Management believes the modeled results are consistent with the short duration of its balance sheet and given the many variables that effect the actual timing of when assets and liabilities will reprice, including interest rate floors. Since the earnings model uses numerous assumptions regarding the effect of changes in interest rates on the timing and extent of repricing characteristics, future cash flows and customer behavior, the model cannot precisely estimate net income and the effect on net income from sudden changes in interest rates. Actual results will differ from simulated results noted above due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings — None

Item 1A. Risk Factors

There have been no material changes to the risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2008, except for the increase in the level of non-performing assets and loan loss provisions discussed under “Risk Elements and Non-performing assets.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Sales of Unregistered Securities.- None

(b)   Use of Proceeds.- Not Applicable.

(c)   Issuer Purchases of Securities.- None

Item 3. Defaults Upon Senior Securities.- None

Item 4. Submission of Matters to a Vote of Security Holders.- None

Item 5. Other Information. —

(a)      Required 8-K Disclosures.   None

(b)      Changes in Procedures for Director Nominations by Securityholders.   None

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of Virginia Commerce Bancorp, Inc., as amended (1)
3.2	Articles of Amendment to the Articles of Incorporation relating to the Series A Preferred Stock (2)
3.2	Bylaws of Virginia Commerce Bancorp, Inc. (3)
4.1	Junior Subordinated Indenture, dated as of December 19, 2002 between Virginia Commerce Bancorp, Inc. and The Bank of New York, as Indenture Trustee (4)
4.2

Amended and Restated Declaration of Trust, dated as of December 19, 2002 among Virginia Commerce Bancorp, Inc., The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and Peter A. Converse, William K. Beauchesne and Marcia J. Hopkins as Administrative Trustees (4)

4.3	Guarantee Agreement dated as of December 19, 2002, between Virginia Commerce Bancorp, Inc. and The Bank of New York, as Guarantee Trustee (4)
4.4	Junior Subordinated Indenture, dated as of December 20, 2005 between Virginia Commerce Bancorp, Inc. and Wilmington Trust Company, as Trustee (4)
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

4.9	Guarantee Agreement dated as of September 24, 2008, between Virginia Commerce Bancorp, Inc. and Wilmington Trust Company, as Guarantee Trustee (5)
4.10	Warrant to Purchase Common Stock issued in connection with 2008 Trust Preferred Securities (5)
4.11	Warrant to Purchase Common Stock issued pursuant to Capital Purchase Program (6)
10.1	Amended and Restated 1998 Stock Option Plan (7)
10.2	Virginia Commerce Bancorp Amended and Restated Employee Stock Purchase Plan (8)
10.3	2008 Virginia Commerce Bank Executive and Director Deferred Compensation Plan (9)
11	Statement Regarding Computation of Per Share Earnings See Note 4 to the Consolidated Financial Statements included in this report
21	Subsidiaries of the Registrant:
Virginia Commerce Bank-Virginia
VCBI Capital Trust II-Delaware
VCBI Capital Trust III-Delaware
VCBI Capital Trust IV-Delaware
Subsidiaries of Virginia Commerce Bank:
Northeast Land and Investment Company-Virginia
Virginia Commerce Insurance Agency, L.L.C.-Virginia
31.1	Certification of Peter A. Converse, Chief Executive Officer
31.2	Certification of William K. Beauchesne, Treasurer and Chief Financial Officer
32.1	Certification of Peter A. Converse Chief Executive Officer
32.2	Certification of William K. Beauchesne, Treasurer and Chief Financial Officer

(1)	Incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-K for the quarter ended March 31, 2006.
(2)	Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 15, 2008.
(3)	Incorporated by reference to exhibit 3.2 to the Company’s Current Report on Form 8-K filed July 27, 2007.

(4)	Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation S-K. Virginia Commerce Bancorp, Inc. agrees to provide a copy of these documents to the Commission upon request.
(5)	Incorporated by reference to the Company’s current report on Form 8-K filed on September 25, 2008.
(6)	Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 15, 2008.
(7)	Incorporated by reference to exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-142447).
(8)	Incorporated by reference to exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-109079).
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2009	BY	/s/ Peter A. Converse
Peter A. Converse, Chief Executive Officer

Date: May 7, 2009	BY	/s/ William K. Beauchesne
William K. Beauchesne, Treasurer and Chief Financial Officer