Form 10-Q
period 2009-06-30
VIRGINIA COMMERCE BANCORP INC
filed 2009-08-10
CIK 1099305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2009

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

Indicate by check whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§2332.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  ☒  Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule12b-2 of the Securities Exchange Act. Yes ☐  No ☒

As of August 10, 2009, the number of outstanding shares of registrant’s common stock, par value $1.00 per share was: 26,693,074

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share data)

	Unaudited	Audited
	June 30,	December 31,
	2009	2008
Assets
Cash and due from banks	$31,693	$33,515
Securities (fair value: 2009, $322,100, 2008, $337,771)	320,842	336,819
Federal funds sold	22,999	—
Loans held-for-sale	12,940	6,221
Loans, net of allowance for loan losses of $38,978 in 2009 and $36,475 in 2008	2,217,945	2,273,086
Bank premises and equipment, net	14,601	14,740
Accrued interest receivable	9,826	10,593
Other real estate owned	28,198	7,569
Other assets	40,450	33,379
Total assets	$2,699,494	$2,715,922
Liabilities and Stockholders’ Equity
Deposits
Demand deposits	$239,658	$194,791
Savings and interest-bearing demand deposits	759,861	518,054
Time deposits	1,191,954	1,459,297
Total deposits	$2,191,473	$2,172,142
Securities sold under agreement to repurchase and federal funds purchased	165,730	187,959
Other borrowed funds	25,000	25,000
Trust preferred capital notes	65,929	65,800
Accrued interest payable	5,237	8,160
Other liabilities	3,112	3,574
Commitments and contingent liabilities	—	—
Total liabilities	$2,456,481	$2,462,635
Stockholders’ Equity
Preferred stock, net of discount, $1.00 par, 1,000,000 shares authorized, Series A; $1,000.00 stated value; 71,000 issued and outstanding	$63,267	$62,541
Common stock, $1.00 par, 50,000,000 shares authorized, issued and outstanding 2009, 26,693,074; 2008, 26,575,569	26,693	26,575
Surplus	96,200	95,840
Warrants	8,520	8,520
Retained earnings	50,904	60,535
Accumulated other comprehensive (loss), net	(2,571)	(724)
Total stockholders’ equity	$243,013	$253,287
Total liabilities and stockholders’ equity	$2,699,494	$2,715,922

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of dollars, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Interest and dividend income:
Interest and fees on loans	$33,186	$35,935	$66,629	$71,826
Interest and dividends on investment securities:
Taxable	3,495	3,769	7,157	7,548
Tax-exempt	406	298	751	569
Dividends	84	100	168	192
Interest on deposits with other banks	—	85	—	102
Interest on federal funds sold	12	213	32	226
Total interest and dividend income	$37,183	$40,400	$74,737	$80,463
Interest expense:
Deposits	$12,796	$17,307	$27,427	$35,337
Securities sold under agreement to repurchase and federal funds purchased	835	1,418	1,455	3,101
Other borrowed funds	269	270	534	464
Trust preferred capital notes	1,283	691	2,564	1,382
Total interest expense	$15,183	$19,686	$31,980	$40,284
Net interest income:	$22,000	$20,714	$42,757	$40,179
Provision for loan losses	18,423	3,656	31,813	7,768
Net interest income after provision for loan losses	$3,577	$17,058	$10,944	$32,411
Non-interest income:
Service charges and other fees	$903	$945	$1,790	$1,866
Non-deposit investment services commissions	122	199	279	349
Fees and net gains on loans held-for-sale	952	415	1,759	851
Impairment losses on securities (1)	(108)	—	(138)	—
Other	80	170	79	294
Total non-interest income	$1,949	$1,729	$3,769	$3,360
Non-interest expense:
Salaries and employee benefits	$5,694	$5,853	$11,615	$11,709
Occupancy expense	2,437	2,167	5,204	4,314
Data processing expense	576	542	1,176	1,081
Other operating expense	4,879	2,644	8,614	4,894
Total non-interest expense	$13,586	$11,206	$26,609	$21,998
(Loss) income before taxes	$(8,060)	$7,581	$(11,896)	$13,773
(Benefit) provision for income taxes	(2,876)	2,660	(4,303)	4,704
Net (loss) income	$(5,184)	$4,921	$(7,593)	$9,069
Effective dividend on preferred stock	1,251	—	$2,038	—
Net (loss) income available to common stockholders	$(6,435)	$4,921	$(9,631)	$9,069

(Loss) earnings per common share, basic	$(0.24)	$0.18	$(0.36)	$0.34
(Loss) earnings per common share, diluted	$(0.24)	$0.18	$(0.36)	$0.33

Notes to consolidated financial statements are an integral part of these statements.

(1)	Year-to-date total other-than-temporary impairment losses	$(402)
	Less: portion of loss recognized in other comprehensive loss	264
	Net impairment losses recognized in earnings	$(138)

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2009 and 2008

(In thousands of dollars)

(Unaudited)

	Preferred Stock	Common Stock	Surplus	Warrants	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Comprehensive Income	Total Stockholders’ Equity
Balance, January 1, 2008	$—	$24,023	$73,672	$—	$70,239	$1,209		$169,143
Comprehensive Income:
Net Income					9,069		$9,069	9,069
Other comprehensive loss, unrealized holding gains arising during the period (net of tax of $1,849)						(3,434)	(3,434)	(3,434)
Total comprehensive income							$5,635
Stock options exercised	—	132	168	—	—	—		300
Stock option expense	—	—	288	—	—	—		288
Employee stock purchase plan	—	—	3	—	—	—		3
10% stock dividend paid May 2008	—	2,412	20,113	—	(22,525)	—		—
Cash paid in lieu of fractional shares	—	—	—	—	(6)	—		(6)
Balance, June 30, 2008	$—	$26,567	$94,244	$—	$56,777	$(2,225)		$175,363

Balance, January 1, 2009	$62,541	$26,575	$95,840	$8,520	$60,535	$(724)		$253,287
Comprehensive Loss:
Net (loss)					(7,593)		$(7,593)	(7,593)
Reclassification adjustment for impairment loss on securities (net of tax of $48)						90	90	90
Other comprehensive loss, unrealized holding losses arising during the period (net of tax of $1,043)						(1,937)	(1,937)	(1,937)
Total comprehensive loss							$(9,440)
Stock options exercised	—	118	46	—	—	—		164
Stock option expense	—	—	314	—	—	—		314
Discount on preferred stock	726	—	—	—	(726)	—		—
Dividend on preferred stock	—	—	—	—	(1,312)	—		(1,312)
Balance, June 30, 2009	$63,267	$26,693	$96,200	$8,520	$50,904	$(2,571)		$243,013

Notes to consolidated financial statements are an integral part of these statements.

(1) Total accumulated other comprehensive income (loss) includes an other-than-temporary impairment amount of $1.4 million, or $886 thousand, net of tax of $477 thousand.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(7,593)	$9,069
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,374	1,270
Provision for loan losses	31,813	7,768
Stock based compensation expense	314	288
Deferred tax benefit	(1,245)	(1,450)
Accretion of trust preferred securities discount	128	—
Amortization of premiums and accretion of security discounts, net	231	(86)
Origination of loans held-for-sale	(125,894)	(44,256)
Sale of loans	119,688	45,683
Proceeds from gain on sale of loans	(513)	(502)
Impairment loss on securities	138	—
Changes in other assets and other liabilities:
Decrease in accrued interest receivable	768	460
Increase in other assets	(25,461)	(7,682)
Decrease in other liabilities	(3,384)	(1,982)
Net Cash (Used In) Provided by Operating Activities	$(9,636)	$8,580

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in loans	$23,327	$(267,387)
Purchase of securities available-for-sale	(58,708)	(103,440)
Purchase of securities held-to-maturity	(11,350)	(7,127)
Proceeds from principal payments on securities available-for-sale	27,116	11,877
Proceeds from principal payments on securities held-to-maturity	4,887	2,889
Proceeds from calls and maturities of securities available-for-sale	49,529	60,282
Proceeds from calls and maturities of securities available-for-sale	1,293	10,155
Purchase of bank premises and equipment	(1,235)	(2,166)
Net Cash Provided (Used In) In Investing Activities	$34,859	$(294,917)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$19,331	$230,121
Net (decrease) increase in repurchase agreements and Federal funds purchased	(22,229)	56,361
Net increase in other borrowed funds	—	25,000
Net proceeds from issuance of capital stock	164	303
Dividend paid on preferred stock	(1,312)	—
Cash paid in lieu of fractional shares	—	(6)
Net Cash (Used In) Provided By Financing Activities	$(4,046)	$311,779

Net Increase In Cash and Cash Equivalents	21,177	25,442

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	33,515	35,341
CASH AND CASH EQUIVALENTS — END OF PERIOD	$54,692	$60,783

Supplemental Schedule of Noncash Investing Activities:
Unrealized (loss) on securities	$(2,842)	$(5,283)
Tax benefits on stock options exercised	—	45
Other real estate owned transferred from loans	20,629	6,045

Supplemental Disclosure of Cash Flow Information:
Taxes Paid	$—	$5,778
Interest Paid	34,903	41,897

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                    General

The accompanying unaudited consolidated financial statements of Virginia Commerce Bancorp, Inc. and its subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions as of June 30, 2009, and December 31, 2008, the results of operations for the three and six-months ended June 30, 2009, and 2008, and statements of cash flows and stockholders’ equity for the six months ended June 30, 2009, and 2008.  These statements should be read in conjunction with the Company’s annual report on Form 10-K for the period ended December 31, 2008.

Operating results for the three and six month periods ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009, or any other period.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 (dollars in thousands).  Securities identified in Note 2 as restricted securities including stock in the Federal Reserve Bank (“FRB”), Federal Home Loan Bank of Atlanta (“FHLB”) and Community Bankers Bank (“CBB”) are excluded from the table below since there is no ability to sell these securities except when the FRB, FHLB or CBB require redemptions based on certain portions of our capital.

		Fair Value Measurements at June 30, 2009 Using
Description	Balance as of June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$246,979	$—	$246,979	$—

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

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the quarter ended June 30, 2009. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Operations.

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that not all amounts due according to the contractual terms of the loan agreement will be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate, marketable securities or business assets including equipment, inventory, and accounts receivable. For securities, the fair values of marketable securities are based upon quoted market prices.  The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans are measured at fair value on a nonrecurring basis through the allowance for loan losses.  Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Operations.

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

		Carrying value at June 30, 2009 Using
Description	Balance as of June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans	$92,820	$—	$79,722	$13,098
Foreclosed Assets	$12,330	$—	$12,330	$—

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

At June 30, 2009, and December 31, 2008, the fair value of loan commitments and stand-by letters of credit were deemed immaterial, and therefore, are not included in the table below.

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2009		December 31, 2008
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and short-term investments	$31,693	$31,693	$33,515	$33,515
Securities	320,842	322,100	336,819	337,771
Loans held-for-sale	12,940	12,940	6,221	6,221
Loans	2,217,945	2,233,284	2,273,086	2,313,567
Accrued interest receivable	9,826	9,826	10,593	10,593
Financial liabilities:
Deposits	$2,181,473	$2,162,993	$2,172,142	$2,144,292
Securities sold under agreements to repurchase and federal funds purchased	165,730	187,314	187,959	206,124
Other borrowed funds	25,000	25,305	25,000	25,207
Trust preferred capital notes	65,929	80,953	65,800	95,016
Accrued interest payable	5,237	5,237	8,160	8,160

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

2.                    Investment Securities

Amortized cost and fair value of securities available-for-sale and held-to-maturity as of June 30, 2009, are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-Sale:
U.S. Government Agency obligations	$200,501	$4,723	$(328)	$204,896
Domestic corporate debt obligations	8,908	—	(7,044)	1,864
Obligations of states and political subdivisions	41,663	121	(1,565)	40,219
Restricted stock:
Federal Reserve Bank	5,597	—	—	5,597
Federal Home Loan Bank	6,010	—	—	6,010
Community Bankers’ Bank	145	—	—	145
	$262,824	$4,844	$(8,937)	$258,731

Held-to-Maturity:
U.S. Government Agency obligations	$15,258	$396	$—	$15,654
Obligations of states and political subdivisions	46,853	862	—	47,715
	$62,111	$1,258	$—	$63,369

Amortized cost and fair value of securities available-for-sale and held-to-maturity as of December 31, 2008, are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available—for-sale:
U.S. Government Agency obligations	$230,497	$4,951	$(14)	$235,434
Domestic corporate debt obligations	8,817	—	(4,869)	3,948
Obligations of states and political subdivisions	30,637	49	(1,232)	29,454
Restricted stock:
Federal Reserve Bank	5,597	—	—	5,597
Federal Home Loan Bank	5,334	—	—	5,334
Community Bankers’ Bank	145	—	—	145
	$281,027	$5,000	$(6,115)	$279,912

Held-to-maturity:
U.S. Government Agency obligations	$18,764	$347	$—	$19,111
Obligations of state and political subdivisions	38,143	614	(9)	38,748
	$56,907	$961	$(9)	$57,859

The amortized cost of securities pledged as collateral for repurchase agreements, certain public deposits, and other purposes were $213.6 million and $280.0 million at June 30, 2009, and December 31, 2008, respectively.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  An impairment is considered to be other-than temporary if the Company (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis. Provided below is a summary of all securities which were in an unrealized loss position at June 30, 2009, that were evaluated for other-than-temporary impairment, and deemed to not have an other-than-temporary impairment. Presently, the Company does not intend to sell any of these securities, will not be required to sell these securities, and expects to recover the entire amortized cost of all the securities.

For U.S. Government Agency and obligations of states/political subdivisions, the unrealized losses result from market or interest rate risk, while the unrealized losses pertaining to the domestic corporate debt obligations are due to both performance and credit ratings. For these securities, Management performed a review of the financial performance of the underlying issuers, current levels of payment deferrals and or defaults, the amount of additional deferrals and or defaults that would be required before the securities would experience a break in yield, and a present value analysis of expected future cash flows.

At June 30, 2009	Less Than 12 Months		12 Months of Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government Agency obligations	$24,942	$(328)	$—	$—	$24,942	$(328)
Domestic corporate debt obligations	—	—	1,364	(5,644)	1,364	(5,644)
Obligations of states/political subdivisions	32,703	(1,383)	1,918	(182)	34,621	(1,565)
	$57,645	$(1,711)	$3,282	$(5,826)	$60,927	$(7,537)

At December 31, 2008

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government Agency obligations	$5,947	$(14)	$—	$—	$5,947	$(14)
Domestic corporate debt obligations	—	—	3,948	(4,869)	3,948	(4,869)
Obligations of states/political subdivisions	26,471	(1,232)	—	—	26,471	(1,232)
	$32,418	$(1,246)	$3,948	$(4,869)	$36,366	$(6,115)
Held-to-maturity:
Obligations of states/political subdivisions	$2,134	$(9)	$—	$—	$2,134	$(9)

As of June 30, 2009, the Company had one collateralized debt obligation that was deemed to be impaired based on a present value analysis of expected future cash flows. This security had a fair value of $499 thousand, a year-to-date other-than-temporary impairment loss of $1.5 million, of which $1.4 million of the loss is recognized in other comprehensive loss, and $138 thousand is recognized in earnings.

3.                    Loans

Major classifications of loans, excluding loans held-for-sale, are summarized as follows:

	June 30, 2009	December 31, 2008
	(In Thousand of Dollars)

Commercial	$259,812	$279,470
Real estate-one-to-four family residential:
Closed end first and seconds	236,523	233,887
Home equity lines	133,176	123,366
Total Real estate-one-to-four family residential	$369,699	$357,253
Real estate-multi-family residential	69,616	66,611
Real estate-non-farm, non-residential:
Owner occupied	428,372	418,372
Non-owner occupied	613,825	592,953
Total Real estate-non-farm, non-residential	$1,042,197	$1,011,325
Real estate-construction:
Residential-Owner occupied	23,047	20,691
Residential-Builder	259,370	296,266
Commercial	223,916	268,119
Total Real estate-construction	$506,333	$585,076
Farmland	2,678	2,498
Consumer	10,532	11,698
Total Loans	$2,260,867	$2,313,931
Less unearned income	3,944	4,370
Less allowance for loan losses	38,978	36,475
Loans, net	$2,217,945	$2,273,086

4.                    Allowance for Loan Loss

An analysis of the allowance for loan losses for the six months ended June 30, 2009, June 30, 2008, and the year ended December 31, 2008 is shown below (dollars in thousands):

	June 30, 2009	December 31, 2008	June 30, 2008
Allowance, at beginning of period	$36,475	$22,260	$22,260
Provision charged against income	31,813	25,378	7,768
Recoveries added to reserve	291	158	23
Losses charged to reserve	(29,601)	(11,321)	(3,948)
	$38,978	$36,475	$26,103

Information about impaired loans as of and for June 30, 2009, and December 31, 2008, is as follows (dollars in thousands):

	June 30, 2009	December 31, 2008
Non-accrual loans for which a specific allowance has been provided	$69,200	$74,843
Non-accrual loans for which no specific allowance has been provided	36,936	36,391
Other impaired loans for which a specific allowance has been provided	44,418	14,515
Other impaired loans for which no specific allowance has been provided	53,822	34,794
Total Impaired loans	$204,376	$160,543
Allowance provided for impaired loans, included in the allowance for loan losses	$28,355	$17,614

5.                    (Loss) Earnings Per Share

The following shows the weighted average number of shares used in computing (loss) earnings per share and the effect on the weighted average number of shares of diluted potential common stock. As of June 30, 2009, and 2008, there were 5,555,903 and 1,042,694 anti-dilutive stock options and warrants outstanding, respectively,

	Three Months Ended				Six Months Ended
	June 30, 2009		June 30, 2008		June 30, 2009		June 30, 2008
		Per		Per		Per		Per
		Share		Share		Share		Share
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Basic (loss) earnings per share	26,691,430	$(0.24)	26,553,361	$0.18	26,693,074	$(0.36)	26,542,780	$0.34
Effect of dilutive securities:
Stock options	—		600,540		—		668,434
Diluted (loss) earnings per share	26,691,430	$(0.24)	27,153,901	$0.18	26,693,074	$(0.36)	27,211,214	$0.33

6.                    Stock Compensation Plan

At June 30, 2009, the Company had a stock-based compensation plan. Included in salaries and employee benefits expense for the six months ended June 30, 2009 and 2008, is $314 thousand and $288 thousand, respectively, of stock-based compensation expense which is based on the estimated fair value of 746,393 options granted between January 2006 and June 2009, as adjusted, amortized on a straight-line basis over a five year requisite service period. As of June 30, 2009, there was $1.6 million remaining of total unrecognized compensation expense related to these option awards which will be recognized over the remaining requisite service periods.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2009 and 2008:

	2009	2008
Expected volatility	30.59%	23.14%
Expected dividends	.00%	.00%
Expected term (in years)	7.2	7.2
Risk-free rate	2.14%	3.35% to 3.39%

Stock option plan activity for the six months ended June 30, 2009, is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2009	2,035,458	$7.73
Granted	136,709	4.31
Exercised	(117,505)	1.39
Forfeited	(36,422)	9.81
Outstanding at June 30, 2009	2,018,240	$7.83	4.8	—
Exercisable at June 30, 2009	1,541,010	$6.97	3.7	—

The total value of in-the-money options exercised during the six months ended June 30, 2009, was $443 thousand.

7.                    Capital Requirements

A comparison of the Company’s and its wholly-owned subsidiary’s, Virginia Commerce Bank (the “Bank”) capital ratios as of June 30, 2009, and December 31, 2008, with the minimum regulatory guidelines is as follows:

	June 30, 2009	December 31, 2008	Minimum Guidelines	Minimum to be “Well-Capitalized”
Total Risk-Based Capital:
Company	13.97%	14.44%	8.00%	—
Bank	13.93%	14.41%	8.00%	10.00%

Tier 1 Risk-Based Capital:
Company	12.72%	13.07%	4.00%	—
Bank	12.68%	13.16%	4.00%	6.00%

Leverage Ratio:
Company	11.39%	11.76%	4.00%	—
Bank	11.35%	11.81%	4.00%	5.00%

8.                    Other Borrowed Money and Lines of Credit

The Bank maintains a $415.6 million line of credit with the Federal Home Loan Bank of Atlanta.  The interest rate and term of each advance from the line is dependent upon the advance and commitment type.  Advances on the line are secured by all of the Bank’s qualifying first liens, second liens and home equity lines-of-credit on one-to-four unit single-family dwellings.  As of June 30, 2009, the book value of these qualifying loans totaled approximately $194.4 million and the amount of available credit using this collateral was $80.1 million. Advances on the line of credit in excess of this amount, require pledging of additional assets, including other types of loans and investment securities. As of June 30, 2009, the Bank had $25.0 million in advances outstanding.  The Bank has additional short-term lines of credit totaling $62.0 million with nonaffiliated banks at June 30, 2009, of which there were no balances outstanding.

9.                    Trust Preferred Capital Notes

On December 19, 2002, the Company completed a private placement issuance of $15.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust II) which issued $470 thousand in common equity to the Company. These securities bear a floating rate of interest, adjusted semi-annually, of 330 basis points over six month Libor, currently 4.40%. These securities are callable at par beginning December 30, 2007, on any semi-annual interest payment date, but have not been redeemed to date. On December 20, 2005, the Company completed a private placement of $25.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust III) which issued $774 thousand in common equity to the Company. These securities bear a fixed rate of interest of 6.19% until February 23, 2011, at which time they convert to a floating rate, adjusted quarterly, of 142 basis points over three month Libor. These securities are callable at par beginning February 23, 2011.

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

The Trust Preferred Securities may be included in Tier 1 capital for regulatory capital adequacy purposes up to 25.0% of Tier 1 capital after its inclusion. The portion of the trust preferred securities not qualifying as Tier 1 capital may be included as part of total qualifying capital in Tier 2 capital, subject to limitation.

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

Critical Accounting Policies

During the quarter ended June 30, 2009, there were no changes in the Company’s critical accounting policies as reflected in the last report.

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

The Company’s 1998 Stock Option Plan (the “Plan”), which is shareholder-approved, permits the grant of share options to its directors and officers for up to 2.3 million shares of common stock. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant, generally vest based on 5 years of continuous service and have 10-year contractual terms. The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model that currently uses historical volatility of the Company’s stock based on a 7.2 year expected term, before exercise, for the options granted, and a risk-free interest rate based on the U.S. Treasury curve in effect at the time of the grant to estimate total stock-based compensation expense. This amount is then amortized on a straight-line basis over the requisite service period, currently 5 years, to salaries and benefits expense. See Note 6 to the Consolidated Financial Statements for additional information regarding the Stock Option Plan and related expense.

Results of Operations

For the three months ended June 30, 2009, the Company recorded a net operating loss of $5.2 million. After an effective dividend of $1.2 million to the U.S. Treasury on preferred stock, the Company reported a net loss to common stockholders of $6.4 million, or $0.24 per diluted common share, compared to earnings of $4.9 million, or $0.18 per diluted common share, in the second quarter of 2008. For the six months ended June 30, 2009, the Company reported a net loss to common stockholders of $9.6 million compared to earnings of $9.1 million for the same period in 2008. Earnings for both the three and six- month periods were significantly impacted by loan loss provisions of $18.4 million and $31.8 million, respectively, due to the year-over-year increase in the level of non-performing assets and $29.3 million in net charge-offs in 2009.

On a pre-tax, pre-provision basis, operating income of $10.4 million for the three months ended June 30, 2009, was down $874 thousand as compared to $11.2 million for the three months ended June 30, 2008. However, the current quarter results include a special, one-time FDIC insurance assessment of $1.2 million. On a sequential basis, pre-tax, pre-provision operating income was up $809 thousand, despite the special assessment.

Since December 31, 2008, net loans are down $55.1 million, or 2.4%, with non-farm non-residential loans up $30.9 million, construction loans down $78.8 million, and one-to-four family residential loans for portfolio up $12.4 million. In addition, one-to-four family residential loans originated for sale totaled $64.8 million for the quarter ended June 30, 2009, and $125.9 million year-to-date, compared to $22.5 million and $44.2 million for the same periods in 2008.

Year-to-date loan production has been negatively impacted by declining economic activity and demand in both the business and consumer sectors, a reallocation of personnel resources to problem loan identification and resolution and a strategic decision to moderate land acquisition, development and construction loan growth in the face of an uncertain economy and heightened risk factors.  Going forward, lending efforts will be focused on building greater market share in commercial and industrial lending, especially in sectors forecast for growth, such as government contract lending and select service industries through strategic hiring, marketing campaigns and calling efforts.

For the six months ended June 30, 2009, total deposits were up $19.3 million and included an increase in demand deposits of $44.9 million, or 23.0%, from $194.8 million at December 31, 2008, to $239.7 million at June 30, 2009, an increase in savings and interest-bearing demand deposits of $241.8 million, or 46.7%, and a decrease in time deposits of $267.3 million, from $1.46 billion at December 31, 2008, to $1.19 billion. The majority of the Bank’s deposits are attracted from individuals and businesses in the Northern Virginia and the Metropolitan Washington, D.C. area. The declines in time deposits are reflective of lower loan volume and a strategy to reduce the Bank’s historically heavy reliance on certificates of deposit as a funding source with deposit gathering efforts increasingly focused on demand deposits as well as cross-selling activities tied to the acquisition of savings and interest-bearing demand accounts. The proportionate share of time deposits relative to total deposits has declined from 67.2% at year-end 2008 to 54.4% as of June 30, 2009, and is expected to be in the 45-50% range by the end of this year.

Repurchase agreements, the majority of which represent funds of significant commercial demand deposit customers, and Fed funds purchased decreased $22.2 million, or 11.8%, from $188.0 million at December 31, 2008, to $165.7 million at June 30, 2009, with $12 million of the decline in Federal funds purchased. There were no Federal funds purchased as of June 30, 2009.

As noted, for the six months ended June 30, 2009, the Company recorded a net income operating loss of $7.6 million as compared to earnings of 9.1 million for the six months ended June 30, 2008, as net interest income increased $2.6 million, or 6.4%, non-interest income increased $409 thousand, or 12.2%, non-interest expense rose $4.6 million, or 21.0%, and provisions for loan losses were up $24.0 million. The Company’s annualized return on average assets and return on average equity were a negative 0.56% and 6.11% for the current six month period compared to a positive 0.73% and 10.43% for the six months ended June 30, 2008.

For the three months ended June 30, 2009, the Company recorded a net operating loss of $5.2 million compared to earnings of $4.9 million for the same period in 2008 as net interest income rose $1.3 million, or 6.2%, non-interest income increased $220 thousand, or 12.7%, non-interest expense increased $2.4 million, or 21.2%, and provisions for loan losses were up $14.8 million. The return on average assets and return on average equity were a negative 0.77% and 8.36% for the three months ended June 30, 2009, compared to a positive 0.76% and 11.18% for the same period in 2008.

Stockholders’ equity decreased $10.3 million, or 4.1%, from $253.3 million at December 31, 2008, to $243.0 million at June 30, 2009, with a net loss to common stockholders of $9.6 million and a decline in other comprehensive income related to the investment securities portfolio, net of tax.

Net Interest Income

Net interest income is the excess of interest earned on loans and investments over the interest paid on deposits and borrowings, and is the Company’s primary revenue source. Net interest income is thereby affected by balance sheet growth, changes in interest rates and changes in the mix of investments, loans, deposits and borrowings. Net interest income increased $2.6 million, or 6.4%, from $40.2 million for the six months ended June 30, 2008, to $42.8 million for the six month period ended June 30, 2009, and increased $1.3 million, or 6.2%, from $20.7 million for the three months ended June 30, 2008, to $22.0 million for the three months ended June 30, 2009. Increases for both periods were due to overall balance sheet growth as the net interest margin declined from 3.32% for the six months ended June 30, 2008, to 3.25% for the current six-month period while the margin increased from 3.30% for the three months ended June 30, 2008, to 3.35% for the three months ended June 30, 2009. Year-over-year, yields on loans are down 106 basis points due to reductions in the prime rate and increases in the level of non-performing loans, while the cost of interest-bearing liabilities are down 96 basis points due to the changes noted above in the funding mix. With market rates expected to remain mostly unchanged through the remainder of 2009, Management anticipates the margin to average from 3.30% to 3.40%.

The following tables show the average balance sheets for each of the three months and six months ended June 30, 2009 and 2008.  In addition, the amounts of interest earned on interest-earning assets, with related yields on a tax-equivalent basis, and interest expense on interest-bearing liabilities, with related rates, are shown.  Loans placed on a non-accrual status are included in the average balances. Net loan fees and late charges included in interest income on loans totaled $892 thousand and $1.4 million for the three months ended June 30, 2009, and 2008, respectively, and totaled $1.7 million and $2.7 million for the six month periods.

	Three months ended June 30,
	2009			2008
(Dollars in thousands)	Average Balance	Interest Income- Expense	Average Yields /Rates	Average Balance	Interest Income- Expense	Average Yields /Rates

Assets
Securities (1)	$334,487	$3,985	4.93%	$331,321	$4,167	5.14%
Loans, net of unearned income	2,294,007	33,186	5.81%	2,150,165	35,935	6.71%
Interest-bearing deposits in other banks	79	—	0.12%	13,311	85	2.58%
Federal funds sold	27,400	12	0.17%	41,595	213	2.03%
Total interest-earning assets	$2,655,973	$37,183	5.65%	$2,536,392	$40,400	6.41%
Other assets	60,769			54,700
Total Assets	$2,716,742			$2,591,092

Liabilities and Stockholders’ Equity
Interest-bearing deposits:
NOW accounts	$229,785	$717	1.25%	$167,541	$689	1.65%
Money market accounts	160,923	573	1.43%	212,071	1,437	2.72%
Savings accounts	304,347	1,720	2.27%	180,939	1,367	3.03%
Time deposits	1,264,340	9,786	3.10%	1,346,262	13,814	4.12%
Total interest-bearing deposits	$1,959,395	$12,796	2.62%	$1,906,813	$17,307	3.64%
Securities sold under agreement to repurchase and federal funds purchased	187,897	835	1.78%	231,347	1,418	2.46%
Other borrowed funds	25,000	269	4.25%	25,275	270	4.23%
Trust preferred capital notes	65,898	1,283	7.70%	40,000	691	6.83%
Total interest-bearing liabilities	$2,238,190	$15,183	2.72%	$2,203,435	$19,686	3.58%
Demand deposits and other liabilities	229,881			211,168
Total liabilities	$2,468,071			$2,414,603
Stockholders’ equity	248,671			176,489
Total liabilities and stockholders’ equity	$2,716,742			$2,591,092
Interest rate spread			2.93%			2.83%
Net interest income and margin		$22,000	3.35%		$20,714	3.30%

(1) Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders’ equity.  Average yields on loans and securities are stated on a tax equivalent basis, using a 35% rate.

	Six months ended June 30,
	2009			2008
(Dollars in thousands)	Average Balance	Interest Income- Expense	Average Yields /Rates	Average Balance	Interest Income Expense	Average Yields /Rates

Assets
Securities (1)	$336,576	$8,076	4.95%	$326,155	$8,309	5.20%
Loans, net of unearned income	2,303,301	66,629	5.84%	2,090,394	71,826	6.90%
Interest-bearing deposits in other banks	91	—	0.12%	7,340	102	2.79%
Federal funds sold	34,354	32	0.18%	21,899	226	2.04%
Total interest-earning assets	$2,674,322	$74,737	5.66%	$2,445,788	$80,463	6.62%
Other assets	57,411			58,133
Total Assets	$2,731,733			$2,503,921

Liabilities and Stockholders’ Equity
Interest-bearing deposits:
NOW accounts	$210,409	$1,326	1.27%	$156,930	$1,201	1.53%
Money market accounts	155,362	1,151	1.49%	209,303	3,093	2.96%
Savings accounts	273,059	3,159	2.33%	172,887	2,808	3.26%
Time deposits	1,343,894	21,791	3.27%	1,281,000	28,235	4.42%
Total interest-bearing deposits	$1,982,724	$27,427	2.79%	$1,820,120	$35,337	3.89%
Securities sold under agreement to repurchase and federal funds purchased	186,561	1,455	1.57%	232,771	3,101	2.67%
Other borrowed funds	25,000	534	4.25%	25,138	464	3.66%
Trust preferred capital notes	65,865	2,564	7.74%	40,000	1,382	6.83%
Total interest-bearing liabilities	$2,260,150	$31,980	2.85%	$2,118,029	$40,284	3.81%
Demand deposits and other liabilities	221,005			211,456
Total liabilities	$2,481,155			$2,329,485
Stockholders’ equity	250,578			174,436
Total liabilities and stockholders’ equity	$2,731,733			$2,503,921
Interest rate spread			2.81%			2.81%
Net interest income and margin		$42,757	3.25%		$40,179	3.32%

(1) Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders’ equity.  Average yields on loans and securities are stated on a tax equivalent basis, using a 35% rate.

Allowance for Loan Losses / Provision for Loan Loss Expense

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. Provisions for loan losses were $18.4 million for the three months ended June 30, 2009, compared to $3.7 million in the same period in 2008, due to an increase in non-performing assets and loans 90+ days past due from $43.9 million at June 30, 2008, to $139.6 million at June 30, 2009. For the six months ended June 30, 2009, provisions totaled $31.8 million compared to $7.8 million for the six months ended June 30, 2008, with 2009 year-to-date net charge-offs of $29.3 million compared to $3.9 million in the first half of 2008.

The higher levels of provisions and net-charge-offs are attributable to Management’s focus on aggressive problem loan resolution, as total non-performing assets and loans 90+ days past due declined by $22.5 million during the quarter from $162.1 million, or 5.84% of total assets, to $139.6 million, or 5.17% of total assets. Non-accrual loans decreased by $19.7 million, loans 90+ days past due decreased by $18.6 million and other real estate owned (foreclosed properties) increased by $15.7 million. In addition to the quarterly decline in non-accruals and loans 90+ days past due, loans past due 30 to 89 days were reduced significantly from $55.7 million at March 31, 2009, to $19.2 million. See “Risk Elements and Non-performing Assets” for additional discussion relating to non-performing assets and impaired loans.

Management feels that the allowance for loan losses is adequate at June 30, 2009. However, there can be no assurance that additional provisions for loan losses will not be required in the future, including as a result of possible changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, on a national basis or in the Company’s market area, or changes in the circumstances of particular borrowers.

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

The following schedule summarizes the changes in the allowance for loan losses:

	Six Months	Six Months	Twelve Months
	Ended	Ended	Ended
	June 30, 2009	June 30, 2008	December 31, 2008
	(Dollars in thousands)

Allowance, at beginning of period	$36,475	$22,260	$22,260
Provision charged against income	31,813	7,768	25,378
Recoveries:
Consumer loans	55	21	65
Commercial	64	—	16
Real estate one-to-four family residential:
Permanent first and second	—	—	48
Home equity loans and liens	2	2	2
Real estate-nonfarm, nonresidential	—	—	27
Real estate-construction	170	—	—
Losses charged to reserve:
Consumer loans	(177)	(150)	(392)
Commercial loans	(3,240)	(1,993)	(3,436)
Real Estate one-to-four family residential:
Permanent first and second	(1,156)	(592)	(769)
Home equity loans and liens	(826)	—	(314)
Real estate-multi-family residential	—	(94)	(95)
Real estate-nonfarm, nonresidential	(211)	—	(2)
Real estate-construction	(23,991)	(1,119)	(6,313)
Net recoveries (charge-offs)	(29,310)	(3,925)	(11,163)
Allowance, at end of period	$38,978	$26,103	$36,475

Ratio of net charge-offs to average total loans outstanding during period	1.27%	0.19%	0.51%
Allowance for loan losses to total loans	1.72%	1.18%	1.58%

Risk Elements and Non-performing Assets

Non-performing assets consist of non-accrual loans and other real estate owned (foreclosed properties).  For the six months ended June 30, 2009, the total non-performing assets and loans 90+ days past due and still accruing interest increased by $14.7 million, or 11.8%, from $124.9 million at December 31, 2008, to $139.6 million at June 30, 2009. As a result, the ratio of non-performing assets and loans 90+ days past due and still accruing to total assets increased from 4.60% at December 31, 2008, to 5.17% at June 30, 2009. In addition, other impaired loans, which include loans well-secured and currently performing, but in some instances requiring higher reserve levels and troubled debt restructurings, performing in accordance with their modified terms, increased from $49.3 million  at December 31, 2008, to $98.2 million at June 30, 2009.

Loans are placed in non-accrual status when in the opinion of management the collection of additional interest is unlikely or a specific loan meets the criteria for non-accrual status established by regulatory authorities.  No interest is taken into income on non-accrual loans.  A loan remains on non-accrual status until the loan is current as to both principal and interest or the borrower demonstrates the ability to pay and remain current, or both Foreclosed real properties include properties that have been substantively repossessed or acquired in complete or partial satisfaction of debt. Such properties, which are held for resale, are carried at the lower of cost or fair value, including a reduction for the estimated selling expenses, or principal balance of the related loan. Troubled debt restructurings continue to be tested for impairment for a period of one year from their modification date.

Non-performing loans continue to be concentrated in residential and commercial construction and land development loans in outer sub-markets hardest hit by the residential downturn and commercial and consumer credits experiencing the after shocks in sub-contracting businesses and workforce employment. Additions to non-performing loans in the second quarter included $3.3 million in one-to-four family residential loans and $7.7 million in non-owner occupied, non-farm, non-residential loans which were predominantly located in outer sub-markets and negatively impacted by higher vacancy and delinquent rents. Additionally, a $2.4 million commercial and industrial loan impacted by fraud and embezzlement was added. Overall, as of June 30, 2009, $74.6 million, or 70.3%, of non-performing loans represented acquisition, development and construction loans, $14.9 million, or 14.1%, represented non-farm, non-residential loans, $12.3 million, or 11.6%, represented commercial and industrial loans and $4.3 million, or 4.1%, represented loans on one-to-four family residential properties.

Total non-performing assets consist of the following:

	June 30, 2009	June 30, 2008	December 31, 2008
	(In Thousands of Dollars)

Non-accrual loans:
Commercial	$12,259	$1,951	$12,178
Real estate-one-to-four family residential:
Closed end first and seconds	3,843	173	—
Home equity lines	494	395	320
Total Real estate-one-to-four family residential	$4,337	$568	$320
Real estate-non-farm, non-residential:
Owner occupied	6,462	2,534	4,976
Non-owner occupied	8,460	411	1,210
Total Real estate-non-farm, non-residential	$14,922	$2,945	$6,186
Real estate-construction:
Residential-Owner occupied	2,389	3,889	4,543
Residential-Builder	53,251	23,278	48,178
Commercial	18,955	1,513	39,819
Total Real estate-construction:	$74,595	$28,680	$92,540
Consumer	23	40	10
Total Non-accrual loans	106,136	34,184	$111,234
OREO	28,198	6,091	7,569
Total non-performing assets	$134,334	$40,275	$118,803
Loans 90+ days past due and still accruing	5,232	3,641	6,118
Total non-performing assets and past due loans	$139,566	$43,916	$124,921

Non-performing assets
to total loans:	5.95%	1.82%	5.13%
to total assets:	4.98%	1.52%	4.37%
Non-performing assets and past due loans
to total loans:	6.18%	1.99%	5.40%
to total assets:	5.17%	1.65%	4.60%

Residential, Acquisition, Development and Construction

	As of June 30, 2009
	Total Outstandings	Percentage of Total	Non-accrual Loans	Non-accruals as a % of Outstandings	Net charge- offs as a % of Outstandings
By County/Jurisdiction of Origination:
District of Columbia	$19,958	7.1%	$—	—	—
Montgomery, MD	11,069	3.9%	4,413	1.6%	0.7%
Prince Georges, MD	33,885	12.0%	10,016	3.5%	1.3%
Other Counties in MD	5,711	2.0%	344	0.1%	0.4%
Arlington/Alexandria, VA	48,225	17.1%	5,698	2.0%	—
Fairfax, VA	73,948	26.2%	15,347	5.4%	0.5%
Culpeper/Fauquier, VA	1,762	0.6%	320	0.1%	—
Frederick, VA	6,750	2.4%	6,750	2.4%	0.8%
Loudoun, VA	29,280	10.4%	770	0.3%	0.2%
Prince William, VA	13,083	4.6%	4,009	1.4%	0.2%
Spotsylvania, VA	1,491	0.5%	—	—	—
Stafford, VA	21,851	7.7%	4,898	1.7%	—
Other Counties in VA	15,293	5.4%	3,075	1.1%	0.3%
Outside VA, D.C. & MD	111	0.0%	—	—	0.4%
	$282,417	100.0%	$55,640	19.6%	4.8%

Commercial, Acquisition, Development and Construction

	As of June 30, 2009
	Total Outstandings	Percentage of Total	Non-accrual Loans	Non-accruals as a % of Outstandings	Net charge- offs as a % of Outstandings
By County/Jurisdiction of Origination:
District of Columbia	$11,315	5.1%	$—	—	—
Montgomery, MD	1,422	0.6%	—	—	—
Prince Georges, MD	10,155	4.5%	—	—	—
Other Counties in MD	7,747	3.5%	—	—	—
Arlington/Alexandria, VA	3,220	1.4%	—	—	—
Fairfax, VA	25,357	11.3%	1,513	0.7%	4.6%
Henrico, VA	11,798	5.3%	—	—	—
Loudoun, VA	42,049	18.8%	15,181	6.8%	—
Prince William, VA	57,112	25.5%	2,261	1.0%	—
Spotsylvania, VA	10,498	4.7%	—	—	—
Stafford, VA	37,489	16.7%	—	—	—
Other Counties in VA	5,754	2.6%	—	—	—
	$223,916	100.0%	$18,955	8.5%	4.6%

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

At June 30, 2009, the Company had $1.62 billion, or 71.8%, of total loans concentrated in commercial real estate. Commercial real estate for purposes of this discussion includes all construction loans, loans secured by multi-family residential properties and loans secured by non-farm, non-residential properties. At December 31, 2008, commercial real estate loans were $1.66 billion, or 72.0%, of total loans. Total construction loans of $506.3 million at June 30, 2009, represented 22.4% of total loans, loans secured by multi-family residential properties of $69.6 million represented 3.1% of total loans, and loans secured by non-farm, non-residential properties of $1.04 billion represented 46.1%.

Construction loans at June 30, 2009, included $259.4 million in loans to commercial builders of single family residential property and $23.0 million to individuals on single family residential property, representing 11.5% and 1.0% of total loans, respectively, and together representing 12.5% of total loans. These loans are made to a number of unrelated entities and generally have a term of twelve to eighteen months.  In addition, the Company had $223.9 million of construction loans on non-residential commercial property at June 30, 2009, representing 9.9% of total loans. These total construction loans of $506.3 million include $176.4 million in land acquisition and or development loans on residential property and $100.8 million in land acquisition and or development loans on commercial property, together totaling $277.3 million, or 12.3% of total loans. Further adverse developments in the Northern Virginia real estate market or economy, including substantial increases in mortgage interest rates, slower housing sales, and increased commercial property vacancy rates, could have further adverse impacts on these groups of loans and the Bank’s income and financial position. At June 30, 2009, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio.  An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

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

Non-Interest Income

Non-interest income increased $409 thousand, or 12.2%, from $3.4 million for the six months ended June 30, 2008, to $3.8 million for the same period ended June 30, 2009, and increased $220 thousand, or 12.7%, from $1.7 million for the three months ended June 30, 2008, to $1.9 million in the current period. Higher levels of fees and net gains on mortgage loans originated-for-sale account for the majority of the increase in non-interest income year-over-year.

Non-Interest Expense

For the six months ended June 30, 2009, non-interest expense increased $4.6 million, or 21.0%, compared to the same period in 2008, and increased $2.4 million, or 21.2%, from $11.2 million for the three months ended June 30, 2008, to $13.6 million for the three months ended June 30, 2009. The majority of the year-over-year increases were due to significantly higher FDIC insurance premiums, including a special one-time assessment of $1.2 million in the second quarter, as well as higher legal and professional services expenses associated with the collection of non-performing loans and OREO. As a result of these increases in expenses, the efficiency ratio rose from 49.9% in the second quarter of 2008 to 56.7% in the current period.

Provision for Income Taxes

The Company’s income tax provisions are adjusted for non-deductible expenses and non-taxable interest after applying the U.S. federal income tax rate of 35%.  For the six months ended June 30, 2009, the Company recorded an income tax benefit of $4.3 million as compared to a provision of $4.7 million for the same period in 2008, and the Company recorded a benefit of $2.9 million for the three months ended June 30, 2009, as compared to a provision of $2.7 million in 2008. The effects of non-deductible expenses and non-taxable income on the Company’s income tax provisions are minimal.

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

The Company measures total liquidity through cash and cash equivalents, securities available-for-sale, mortgage loans held-for-sale, other loans and investment securities maturing within one year, less securities pledged as collateral for repurchase agreements, public deposits and other purposes, and less any outstanding federal funds purchased.  These liquidity sources decreased $26.1 million, or 4.3%, from $637.7 million at December 31, 2008, to $611.6 million at June 30, 2009, due mostly to a decline in the level of loans maturing within one year.

Additional sources of liquidity available to the Company include the capacity to borrow funds through established short-term lines of credit with various correspondent banks, and the Federal Home Loan Bank of Atlanta. Available funds from these liquidity sources were approximately $452.6 million and $458.9 million at June 30, 2009, and December 31, 2008, respectively. The Bank’s available line of credit with the Federal Home Loan Bank of Atlanta, which requires the pledging of collateral in the form of certain loans and or securities, is $415.6 million of which $80.1 million was available as of June 30, 2009, based on presently pledged collateral.

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

Commitments to extend credit, which amounted to $477.7 million at June 30, 2009, and $500.7 million at December 31, 2008, represent legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At June 30, 2009, and December 31, 2008, the Company had $57.6 million and $68.1 million, respectively, in outstanding performance standby letters of credit.

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

Both the Company’s and the Bank’s capital levels continue to meet regulatory requirements.  The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios.  Tier 1 capital consists of common and qualifying preferred stockholders’ equity, less goodwill, and for the Company includes certain minority interests relating to bank subsidiary issued shares, and a limited amount of restricted core capital elements.  Restricted core capital elements include qualifying cumulative preferred stock interests, certain minority interests in subsidiaries and qualifying trust preferred securities. All of the $71 million in preferred stock interests issued to the Treasury under the Capital Purchase Program qualify as Tier 1 capital. Total risk-based capital consists of Tier 1 capital, qualifying subordinated debt, and a portion of the allowance for loan losses, and for the Company, a limited amount of excess restricted core capital elements.  Risk-based capital ratios are calculated with reference to risk-weighted assets.  The leverage ratio compares Tier 1 capital to total average assets.  The Bank’s Tier 1 risk-based capital ratio was 12.68% at June 30, 2009, compared to 13.16% at December 31, 2008, and its total risk-based capital ratio was 13.93% at June 30, 2009, compared to 14.41% at December 31, 2008. These ratios are in excess of the mandated minimum requirement of 4.00% and 8.00%, respectively. The Bank’s leverage ratio was 11.35% at June 30, 2009, compared to 11.81% at December 31, 2008. The Company’s Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage ratio was 12.72%, 13.97%, and 11.39%, respectively, at June 30, 2009, compared to 13.07%, 14.44%, and 11.76% at December 31,

2008. The decrease in these capital ratios in 2009, are due to net operating losses and dividends paid on preferred stock to the U.S. Treasury.

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

The Federal Reserve has revised the capital treatment of trust preferred securities. As a result, the capital treatment of trust preferred securities has been revised to provide that beginning in 2011, such securities can be counted as Tier 1 capital at the holding company level, together with other restricted core capital elements, up to 25% of total capital (net of goodwill), and any excess as Tier 2 capital, subject to limitation.  At June 30, 2009, trust preferred securities represented 20.6% of the Company’s Tier 1 capital and 18.8% of its total risk-based capital. See Note 9 to the Consolidated Financial Statements for further information regarding trust preferred securities.

Capital Issuances.  As noted above, during 2008, the Company accepted an investment by Treasury under the Capital Purchase Program. In connection with that investment, the Company entered into and consummated a Securities Purchase Agreement with the Treasury, pursuant to which the Company issued 71,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), having a liquidation amount per share equal to $1,000, for a total purchase price of $71 million. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year.  Subject to consultation with the Company’s and Bank’s federal regulators, the Company may, at its option, redeem the Series A Preferred Stock at the liquidation amount plus accrued and unpaid dividends.  The Series A Preferred Stock is non-voting, except in limited circumstances.  Prior to the third anniversary of issuance, unless the Company has redeemed all of the Series A Preferred Stock or the Treasury has transferred all of the Series A Preferred Stock to a third party, the consent of the Treasury will be required for the Company to increase its common stock dividend or repurchase its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement.

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

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events.”  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of SFAS 165 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140.”  SFAS 166 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 must be applied as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period.  Earlier application is prohibited.  The Company does not expect the adoption of SFAS 166 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R).”  SFAS 167 improves financial reporting by enterprises involved with variable interest entities.  SFAS 167 will be effective as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period.  Earlier application is prohibited.  The Company does not expect the adoption of SFAS 167 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.”  SFAS 168 establishes the FASB Accounting Standards Codification, which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have a material impact on its consolidated financial statements.

In June 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 112 (SAB 112). SAB 112 revises or rescinds portions of the interpretative guidance included in the codification of SABs in order to make the interpretive guidance consistent with current U.S. GAAP.  The Company does not expect the adoption of SAB 112 to have a material impact on its consolidated financial statements.

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

One of the tools used by the Company to assess interest sensitivity on a monthly basis is the static gap analysis that measures the cumulative differences between the amounts of assets and liabilities maturing or repricing within various time periods. It is the Company’s goal to limit the one-year cumulative difference, or gap, in an attempt to limit changes in future net interest income from changes in market interest rates. The following table shows a static gap analysis reflecting the earlier of the maturity or repricing dates for various assets, including prepayment and amortization estimates, and liabilities as of June 30, 2009. At that point in time, the Company had a cumulative net liability sensitive one-year gap position of $335.9 million, or a negative 12.83% of total interest-earning assets.

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

At June 30, 2009

	Interest Sensitivity Periods
	Within	91 to 365	Over 1 to 5	Over
(Dollars in thousands)	90 Days	Days	Years	5 Years	Total
Interest Earning Assets
Securities, at amortized cost	$61,232	$32,287	$104,088	$127,328	$324,935
Federal funds sold	22,999	—	—	—	22,999
Loans held-for-sale	12,940	—	—	—	12,940
Loans, net of unearned income	808,362	269,504	915,925	263,132	2,256,923
Total interest earning assets	$905,533	$301,791	$1,020,013	$390,460	$2,617,797
Interest-bearing Liabilities
NOW accounts	$115,898	$—	$115,897	$—	$231,795
Money market accounts	79,705	—	79,705	—	159,410
Savings accounts	184,328	—	184,328	—	368,656
Time deposits	420,589	636,965	134,365	35	1,191,954
Securities sold under agreement to repurchase and federal funds purchased	90,730	—	25,000	50,000	165,730
Trust preferred capital notes	—	15,000	25,000	25,000	65,000
Other borrowed funds	—	—	25,000	—	25,000
Total interest-bearing liabilities	$891,250	$651,965	$589,295	$75,035	$2,207,545
Cumulative maturity / interest sensitivity gap	$14,283	$(335,891)	$94,827	$410,252	$410,252
As % of total earnings assets	0.55%	-12.83%	3.62%	15.67%

In order to more closely measure interest sensitivity, the Company uses earnings simulation models on a quarterly basis. These models utilize the Company’s financial data and various management assumptions as to balance sheet growth and mix, interest rates, operating expenses and other non-interest income sources to forecast a base level of earnings over a one-year period. This base level of earnings is then shocked assuming a 200 basis points higher and lower level of interest rates (but not below zero) over the forecasted period. The most recent earnings simulation model was run based on data as of June 30, 2009, and the model projected that forecasted net interest income over a one-year period would decrease by 4.7% if interest rates were to be 200 basis points higher than expected, and forecasted net interest income would increase by 0.9% if interest rates were to be 100 basis points lower than expected. As noted above, normally these earnings models are shocked downward 200 basis points; however, as the Federal funds target rate dropped to a range of 0% to 0.25%, the prime lending rate to 3.25%, and treasury yields to historically low levels, a downward shock in rates of that magnitude was not deemed practical, or likely to occur. Management believes the modeled results are consistent with the short duration of its balance sheet and given the many variables that effect the actual timing of when assets and liabilities will reprice, including interest rate floors. Since the earnings model uses numerous assumptions regarding the effect of changes in interest rates on the timing and extent of repricing characteristics, future cash flows and customer behavior, the model cannot precisely estimate net income and the effect on net income from sudden changes in interest rates. Actual results will differ from simulated results noted above due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule

13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(b)   Use of Proceeds.- Not Applicable.

(c)   Issuer Purchases of Securities.- None

Item 3.    Defaults Upon Senior Securities.- None

Item 4.    Submission of Matters to a Vote of Security Holders

On April 29, 2009, the annual meeting of shareholders of the Company was held for the purpose of electing eight (8) directors to serve until the next annual meeting and until their successors are duly elected and qualified.

The name of each director elected at the meeting, and the votes cast for such persons, who constitute the entire Board of Directors in office following the meeting, are set forth below.

Name	For	Withheld	Broker Non-votes
Leonard Adler	22,101,705	803,696	none
Michael Anzilotti	21,035,146	1,870,255	none
Peter A. Converse	21,052,288	1,853,113	none
W. Douglas Fisher	22,110,070	795,331	none
David M. Guernsey	22,104,437	800,964	none
Robert H. L’Hommedieu	20,954,385	1,951,016	none
Norris E. Mitchell	22,155,702	749,699	none
Arthur L. Walters	22,079,849	825,552	none

Additionally, on April 29, 2009, at the annual meeting of shareholders, shareholders approved a nonbinding advisory resolution approving the compensation of our executive officers.  Results of the vote were 20,541,363 for, 1,847,340 against and 516,698 abstained.

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

Date: August 10, 2009	BY	/s/ Peter A. Converse
Peter A. Converse, Chief Executive Officer

Date: August 10, 2009	BY	/s/ William K. Beauchesne
William K. Beauchesne, Treasurer and Chief Financial Officer