Form 10-Q
period 2009-09-30
VIRGINIA COMMERCE BANCORP INC
filed 2009-11-09
CIK 1099305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2009

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

As of November 9, 2009, the number of outstanding shares of registrant’s common stock, par value $1.00 per share was: 26,695,810

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share data)

	Unaudited	Audited
	September 30,	December 31,
	2009	2008
Assets
Cash and due from banks	$25,760	$33,515
Federal Funds Sold	56,413	—
Securities (fair value: 2009, $370,417, 2008, $326,695)	369,059	325,743
Restricted stocks	11,751	11,076
Loans held-for-sale	2,285	6,221
Loans, net of allowance for loan losses of $70,114 in 2009 and $36,475 in 2008	2,154,252	2,273,086
Bank premises and equipment, net	14,150	14,740
Accrued interest receivable	10,359	10,593
Other real estate owned	36,402	7,569
Other assets	53,681	33,379
Total assets	$2,734,112	$2,715,922
Liabilities and Stockholders’ Equity
Deposits
Demand deposits	$228,395	$194,791
Savings and interest-bearing demand deposits	891,568	518,054
Time deposits	1,114,841	1,459,297
Total deposits	$2,234,804	$2,172,142
Securities sold under agreement to repurchase and Federal funds purchased	185,531	187,959
Other borrowed funds	25,000	25,000
Trust preferred capital notes	65,993	65,800
Accrued interest payable	5,048	8,160
Other liabilities	1,742	3,574
Commitments and contingent liabilities	—	—
Total liabilities	$2,518,118	$2,462,635
Stockholders’ Equity
Preferred stock, net of discount, $1.00 par, 1,000,000 shares authorized, Series A; $1,000.00 liquidation value; 71,000 issued and outstanding	$63,630	$62,541
Common stock, $1.00 par, 50,000,000 shares authorized, issued and outstanding 2009, 26,695,810; 2008, 26,575,569	26,696	26,575
Surplus	96,359	95,840
Warrants	8,520	8,520
Retained earnings	19,766	60,535
Accumulated other comprehensive income (loss), net	1,023	(724)
Total stockholders’ equity	$215,994	$253,287
Total liabilities and stockholders’ equity	$2,734,112	$2,715,922

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of dollars, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Interest and dividend income:
Interest and fees on loans	$33,707	$36,329	$100,336	$108,155
Interest and dividends on investment securities:
Taxable	3,366	3,792	10,523	11,340
Tax-exempt	426	339	1,177	908
Dividend on restricted stocks	97	67	265	259
Interest on deposits with other banks	—	38	—	140
Interest on federal funds sold	27	2	59	228
Total interest and dividend income	$37,623	$40,567	$112,360	$121,030
Interest expense:
Deposits	$11,649	$16,173	$39,076	$51,510
Securities sold under agreements to repurchase and federal funds purchased	1,022	1,376	2,477	4,477
Other borrowed funds	272	426	806	890
Trust preferred capital notes	1,276	683	3,840	2,065
Total interest expense	$14,219	$18,658	$46,199	$58,942
Net interest income	$23,404	$21,909	$66,161	$62,088
Provision for loan losses	49,000	8,300	80,813	16,068
Net interest income after provision for loan losses	$(25,596)	$13,609	$(14,652)	$46,020

Non-interest income:
Service charges and other fees	$893	$1,027	$2,683	$2,893
Non-deposit investment services commissions	165	164	444	513
Fees and net gains on loans held-for-sale	615	363	2,374	1,214
Loss on other real estate owned	(9,085)	—	(9,085)	—
Net losses on debt securities available-for-sale of $280 and $418 consist of $63 thousand and $1.6 million of total other-than-temporary impairment losses, net of $(217) thousand and $1.2 million recognized in other comprehensive income	(280)	—	(418)	—
Other	119	43	198	337
Total non-interest income	$(7,573)	$1,597	$(3,804)	$4,957
Non-interest expense:
Salaries and employee benefits	$5,645	$5,903	$17,260	$17,612
Occupancy expense	2,466	2,211	7,670	6,525
Data processing expense	598	528	1,774	1,609
Other operating expense	4,213	2,616	12,827	7,510
Total non-interest expense	$12,922	$11,258	$39,531	$33,256
(Loss) income before taxes	$(46,091)	$3,948	$(57,987)	$17,721
(Benefit) provision for income taxes	(16,204)	1,275	(20,507)	5,979
Net (loss) income	$(29,887)	$2,673	$(37,480)	$11,742
Effective dividend on preferred stock	1,251	—	3,288	—
Net (loss) income available to common stockholders	$(31,138)	$2,673	$(40,768)	$11,742

(Loss) earnings per common share, basic	$(1.17)	$0.10	$(1.53)	$0.44
(Loss) earnings per common share, diluted	$(1.17)	$0.10	$(1.53)	$0.43

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2009 and 2008

(In thousands of dollars)

(Unaudited)

	Preferred Stock	Common Stock	Surplus	Warrants	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Comprehensive Income	Total Stockholders’ Equity
Balance, January 1, 2008	$—	$24,023	$73,672	$—	$70,239	$1,209		$169,143
Comprehensive Income:
Net Income					11,742		$11,742	11,742
Other comprehensive loss, unrealized holding losses arising during the period (net of tax of $2,448)						(4,547)	(4,547)	(4,547)
Total comprehensive income							$7,195
Stock options exercised	—	132	168	—	—	—		300
Stock option expense	—	—	439	—	—	—		439
Warrants expense related to trust preferred securities issued	—	—	1,283	—	—	—		1,283
Employee stock purchase plan	—	—	3	—	—	—		3
10% stock dividend paid May 2008	—	2,412	20,113	—	(22,525)	—		—
Cash paid in lieu of fractional shares	—	—	—	—	(6)	—		(6)
Balance, September 30, 2008	$—	$26,567	$95,678	$—	$59,450	$(3,338)		$178,357

Balance, January 1, 2009	$62,541	$26,575	$95,840	$8,520	$60,535	$(724)		$253,287
Comprehensive Loss:
Net (loss)					(37,480)		$(37,480)	(37,480)
Other comprehensive income, unrealized holding gain arising during the period (net of tax of $794)						1,475	1,475	1,475
Reclassification adjustment for impairment loss on securities (net of tax of $146)						272	272	272
Total comprehensive loss							$(35,733)
Stock options exercised	—	121	51	—	—	—		172
Stock option expense	—	—	468	—	—	—		468
Discount on preferred stock	1,089	—	—	—	(1,089)	—		—
Dividend on preferred stock	—	—	—	—	(2,200)	—		(2,200)
Balance, September 30, 2009	$63,630	$26,696	$96,359	$8,520	$19,766	$1,023		$215,994

(1)	Total accumulated other comprehensive income includes an other-than-temporary impairment amount of $1.2 million, or $748 thousand, net of tax of $403 thousand.

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(37,480)	$11,742
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,048	1,912
Provision for loan losses	80,813	16,068
Stock based compensation expense	468	439
Deferred tax benefit	(15,474)	(3,843)
Accretion of trust preferred securities discount	193	(106)
Amortization of premiums and accretion of security discounts, net	305	—
Origination of loans held-for-sale	(156,341)	(63,598)
Sales of loans	161,038	64,034
Proceeds from gain on sale of loans	(761)	644
Loss on other real estate owned	9,085	—
Impairment loss on securities	418	—
Changes in other assets and other liabilities:
Decrease in accrued interest receivable	234	287
Increase in other assets	(43,686)	(8,404)
(Decrease) increase in other liabilities	(4,943)	1,133
Net Cash (Used In) Provided by Operating Activities	$(4,083)	$20,308

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in loans	$38,020	$(324,107)
Purchase of securities available-for-sale	(183,250)	(105,353)
Purchase of securities held-to-maturity	(11,350)	(7,127)
Proceeds from principal payments on securities available-for-sale	39,186	15,950
Proceeds from principal payments on securities held-to-maturity	7,497	4,266
Proceeds from calls and maturities of securities available-for-sale	104,597	74,317
Proceeds from calls and maturities of securities held-to-maturity	1,293	10,155
Purchase of bank premises and equipment	(1,458)	(3,153)
Net Cash (Used In) In Investing Activities	$(5,465)	$(335,052)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$62,662	$286,677
Net decrease in repurchase agreements and Federal funds purchased	(2,428)	(24,525)
Net increase in other borrowed funds	—	25,000
Net increase in Trust Preferred Securities	—	24,492
Net proceeds from issuance of capital stock	172	303
Dividend on preferred stock	(2,200)	—
Cash paid in lieu of fractional shares	—	(6)
Net Cash Provided By Financing Activities	$58,206	$311,941

Net Increase (decrease) In Cash and Cash Equivalents	48,658	(2,803)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	$33,515	$35,341
CASH AND CASH EQUIVALENTS — END OF PERIOD	$82,173	$32,538

Supplemental Schedule of Noncash Investing Activities:
Unrealized (loss) gain on securities	$(1,851)	$6,995
Tax benefits on stock options exercised	—	45
Other real estate owned transferred from loans	37,918	6,002
Supplemental Disclosure of Cash Flow Information:
Interest Paid	$49,311	60,524
Taxes Paid	—	8,200

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  General

The accompanying unaudited consolidated financial statements of Virginia Commerce Bancorp, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions as of September 30, 2009, and December 31, 2008, the results of operations for the three and nine-months ended September 30, 2009, and 2008, and statements of cash flows and stockholders’ equity for the nine months ended September 30, 2009, and 2008.  These statements should be read in conjunction with the Company’s annual report on Form 10-K for the period ended December 31, 2008.

Operating results for the three and nine month periods ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009, or any other period.

FAIR VALUE MEASUREMENTS

The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) (ASC 820 Fair Value Measurements and Disclosures), on January 1, 2008, to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. SFAS 157 clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

In October 2008, the FASB issued Staff Position No. 157-3 (“FSP 157-3”) (ASC 820 Fair Value Measurements and Disclosures) to clarify the application of SFAS 157 in a market that is not active and to provide key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financials statements were not issued.

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

VIRGINIA COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 (dollars in thousands).

		Fair Value Measurements at September 30, 2009 Using
Description	Balance as of September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$309,540	$—	$309,540	$—

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

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the quarter ended September 30, 2009. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Operations.

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that not all amounts due according to the contractual terms of the loan agreement will be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral securing the loans. Collateral may be in the form of real estate, marketable securities or business assets including equipment, inventory, and accounts receivable. For securities, the fair values of marketable securities are based upon quoted market prices.  The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans are measured at fair value on a nonrecurring basis through the allowance for loan losses.  Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Operations.

VIRGINIA COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

		Carrying value at September 30, 2009 Using
Description	Balance as of September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans	$125,194	$—	$112,214	$12,980
Foreclosed Assets	$19,493	$—	$19,493	$—

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

VIRGINIA COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

At September 30, 2009, and December 31, 2008, the fair value of loan commitments and stand-by letters of credit were deemed immaterial, and therefore, are not included in the table below.

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2009		December 31, 2008
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and short-term investments	$82,173	$82,173	$33,515	$33,515
Securities	369,059	370,417	325,743	326,694
Restricted stocks	11,751	11,751	11,076	11,076
Loans held-for-sale	2,285	2,285	6,221	6,221
Loans	2,154,252	2,185,671	2,273,086	2,313,567
Accrued interest receivable	10,359	10,359	10,593	10,593
Financial liabilities:
Deposits	$2,234,804	$2,197,666	$2,172,142	$2,144,292
Securities sold under agreements to repurchase and federal funds purchased	185,531	208,716	187,959	206,124
Other borrowed funds	25,000	25,340	25,000	25,207
Trust preferred capital notes	65,993	79,029	65,800	95,016
Accrued interest payable	5,048	5,048	8,160	8,160

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

VIRGINIA COMMERCE BANCORP, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.  Investment Securities

Amortized cost and fair value of securities available-for-sale and held-to-maturity as of September 30, 2009, are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-Sale:
U.S. Government Agency obligations	$257,803	$6,396	$(328)	$263,871
Pooled trust preferred securities	8,983	—	(5,899)	3,084
Obligations of states and political subdivisions	41,599	1,073	(87)	42,585
	$308,385	$7,469	$(6,314)	$309,540
Held-to-Maturity:
U.S. Government Agency obligations	$13,574	$480	$—	$14,054
Obligations of states and political subdivisions	45,945	878	—	46,823
	$59,519	$1,358	$—	$60,877

Amortized cost and fair value of securities available-for-sale and held-to-maturity as of December 31, 2008, are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available—for-sale:
U.S. Government Agency obligations	$230,497	$4,951	$(14)	$235,434
Pooled trust preferred securities	8,817	—	(4,869)	3,948
Obligations of states and political subdivisions	30,637	49	(1,232)	29,454
	$269,951	$5,000	$(6,115)	$268,836
Held-to-maturity:
U.S. Government Agency obligations	$18,764	$347	$—	$19,111
Obligations of state and political subdivisions	38,143	614	(9)	38,748
	$56,907	$961	$(9)	$57,859

The amortized cost of securities pledged as collateral for repurchase agreements, certain public deposits, and other purposes were $255.7 million and $280.0 million at September 30, 2009, and December 31, 2008, respectively.

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

Provided below is a summary of all securities which were in an unrealized loss position at September 30, 2009, that were evaluated for other-than-temporary impairment, and deemed to not have an other-than-temporary impairment. Presently, the Company does not intend to sell any of these securities, will not be required to sell these securities, and expects to recover the entire amortized cost of all the securities.  For U.S. Government Agency and obligations of states/political subdivisions, the unrealized losses result from market or interest rate risk, while the unrealized losses pertaining to the pooled trust preferred securities are due to both performance and credit ratings.

VIRGINIA COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Less Than 12 Months		12 Months of Longer		Total
At September 30, 2009 (Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government Agency obligations	$51,059	$(328)	$—	$—	$51,059	$(328)
Pooled trust preferred securities	—	—	2,128	(4,330)	2,128	(4,330)
Obligations of states/political subdivisions	4,334	(29)	2,042	(58)	6,376	(87)
	$55,393	$(357)	$4,170	$(4,388)	$59,563	$(4,745)

	Less Than 12 Months		12 Months or Longer		Total
At December 31, 2008 (Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government Agency obligations	$5,947	$(14)	$—	$—	$5,947	$(14)
Pooled trust preferred securities	—	—	3,948	(4,869)	3,948	(4,869)
Obligations of states/political subdivisions	26,471	(1,232)	—	—	26,471	(1,232)
	$32,418	$(1,246)	$3,948	$(4,869)	$36,366	$(6,115)
Held-to-maturity:
Obligations of states/political subdivisions	$2,134	$(9)	$—	$—	$2,134	$(9)

As of September 30, 2009, the Company had two pooled trust preferred securities that were deemed to be other than temporarily impaired based on a present value analysis of expected future cash flows. These securities had a fair value of $955 thousand and an other-than-temporary impairment loss of $1.6 million, of which $1.2 million of the loss is recognized in other comprehensive loss, and $418 thousand is recognized in earnings. The following table provides further information on these two securities as of September 30, 2009 (in thousands):

Security	Trenche Levels	Current Moody’s Ratings	Par Value	Book Value	Estimated Fair Value	Current Defaults and Deferrals	% of Current Defaults and Deferrals to Current Collateral	Estimated Incremental Defaults Required to Break Yield (1)	Cumulative Other Comprehensive Loss (2)	Amount of OTTI Related to Credit Loss (2)
PreTSL VI	Mezzanine	Caa1	$519	$362	$362	$25,000	61%	BROKEN	$148	$9
PreTSL X	B-1	Ca	2,005	593	593	126,625	25%	14,000	1,003	409
Total			$2,524	$955	$955				$1,151	$418

(1)          A break in yield for a given tranche means that defaults/deferrals have reached such a level that a tranche would not receive all of its contractual cash flows (principal and interest) by maturity (so that just a temporary interest shortfall, but an actual loss in yield on the investment).  This represents additional defaults beyond those assumed in our cash flow modeling.

(2)          Pre-tax.

The following table presents a roll-forward of the credit loss component amount of OTTI recognized in earnings:

(in thousands)	Quarter ended September 30, 2009	Nine months ended September 30, 2009
Balance, beginning of period	$138	$0
Additions:
Initial credit impairments	9	418
Subsequent credit impairments	271	—
Balance, end of period	$418	$418

VIRGINIA COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Management has evaluated each of these securities for potential impairment under EITF 99-20-1 (ASC 325 Investments-Other) and the most recently issued FSP guidance, and has reviewed each of the issues’ collateral participants using various techniques, including ratings provided by FITCH.  Management has also reviewed the interest and principal coverage of each of the tranches it owns.  In performing a detailed cash flow analysis of each security, management obtained an independent third party’s best estimate of the cash flow estimated to be collected.  If this estimate results in a present value of expected cash flows that is less than the amortized cost basis of a security (that is, credit loss exists), an OTTI is considered to have occurred.  If there is no credit loss, any impairment is considered temporary.  The cash flow analysis we performed used discount rates equal to the credit spread at the time of purchase for each security and then adding the current 3-month LIBOR spot rate.  The analysis also assumed annual deferrals and defaults, which were treated the same, at 75 basis points for the remaining life of each security, 15% recoveries on deferrals after two years and prepayments of 1% per annum.  Since the balance sheet date, the Company is not aware of any deferrals or defaults that may have occurred on either of the two securities.

3.   Loans

Major classifications of loans, excluding loans held-for-sale, are summarized as follows:

	September 30, 2009	December 31, 2008
	(In Thousand of Dollars)
Commercial	$239,895	$279,470
Real estate-one-to-four family residential:
Closed end first and seconds	264,398	233,887
Home equity lines	134,295	123,366
Total Real estate-one-to-four family residential	$398,693	$357,253
Real estate-multi-family residential	68,002	66,611
Real estate-non-farm, non-residential:
Owner occupied	430,173	418,372
Non-owner occupied	640,136	592,953
Total Real estate-non-farm, non-residential	$1,070,309	$1,011,325
Real estate-construction:
Residential-Owner occupied	13,645	20,691
Residential-Builder	235,358	296,266
Commercial	189,431	268,119
Total Real estate-construction	$438,434	$585,076
Farmland	2,678	2,498
Consumer	10,191	11,698
Total Loans	$2,228,202	$2,313,931
Less unearned income	3,836	4,370
Less allowance for loan losses	70,114	36,475
Loans, net	$2,154,252	$2,273,086

4.  Allowance for Loan Loss

An analysis of the allowance for loan losses for the nine months ended September 30, 2009 and September 30, 2008, and the year ended December 31, 2008 is shown below (dollars of thousands):

	September 30, 2009	December 31, 2008	September 30, 2008
Allowance, at beginning of period	$36,475	$22,260	$22,260
Provision charged against income	80,813	25,378	16,068
Recoveries added to reserve	562	158	86
Losses charged to reserve	(47,736)	(11,321)	(5,780)
Allowance, at end of period	$70,114	$36,475	$32,634

VIRGINIA COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information about impaired loans as of and for September 30, 2009 and December 31, 2008, is as follows (dollars in thousands):

	September 30, 2009	December 31, 2008
Non-accrual loans for which a specific reserve has been provided	$55,242	$74,843
Non-accrual loans for which no specific reserve has been provided	29,951	36,391
Other impaired loans for which a specific reserve has been provided	103,807	14,515
Other impaired loans for which no specific reserve has been provided	55,356	34,794
Total Impaired loans	$244,356	$160,543
Reserves provided for impaired loans, included in the allowance for loan losses	$33,856	$17,614

In performing a specific reserves analysis on all impaired loans as of September 30, 2009, approximately 65% of impaired loans utilized current third party appraisals to assist with the evaluation of collateral values for the purpose of establishing specific reserves. When a loan is identified as impaired and collateral dependent, a current evaluation of collateral value via third party appraisal or other valuation methodology is conducted within the calendar quarter of identification when possible but, not less than 90 days after identification.  Charge-offs and specific reserves are established upon determination of collateral value. During the interim between identification of an impaired loan and receipt of a current appraisal of the related collateral, specific reserves are established based upon interim methodologies including discounted cash flow analysis, tax assessment values, review of market comparables, etc. In general, variances between charge-offs and fair value of collateral is limited to estimates of projected costs of sale and adjustment of appraisals based upon entrepreneurial profit estimates.  Costs of sale are estimated at 10% of value.  In rare instances, when the Company intends to complete the development of the collateral in OREO or in a troubled debt restructuring, discounted cash flow values are adjusted to exclude an entrepreneurial profit which the Company or debtor would expect to receive under such circumstances. Partially charged-off loans remain non-performing until such time as a viable restructuring plan is developed.  Upon execution of a forbearance agreement including modified terms, an impaired loan will be re-classified from non-performing to a troubled debt restructuring but, will continue to be identified as impaired until the loan performs under the modified terms for the remainder of the calendar year it was restructured but, not less than 90 days.  As noted above, in the majority of cases, external appraisals are used to establish fair value of the related collateral. Impaired loans which do not have a specific reserve are those loans which have been identified to have sufficient collateral coverage, based upon the fair value of collateral to repay the entire principal balance due from collateral liquidation.

5.  (Loss) Earnings Per Share

The following shows the weighted average number of shares used in computing (loss) earnings per share and the effect on the weighted average number of shares of diluted potential common stock. As of September 30, 2009, and 2008, there were 5,506,993 and 1,057,364 anti-dilutive stock options and warrants outstanding, respectively.

	Three Months Ended				Nine Months Ended
	September 30, 2009		September 30, 2008		September 30, 2009		September 30, 2008
		Per		Per		Per		Per
		Share		Share		Share		Share
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Basic (loss) earnings per share	26,694,898	$(1.17)	26,566,711	$0.10	26,691,490	$(1.53)	26,550,757	$0.44
Effect of dilutive securities:
Stock options	230,727		493,285		282,579		632,640
Diluted (loss) earnings per share	26,925,625	$(1.17)	27,059,996	$0.10	26,974,069	$(1.53)	27,183,397	$0.43

VIRGINIA COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.  Stock Compensation Plan

At September 30, 2009, the Company had a stock-based compensation plan. Included in salaries and employee benefits expense for the nine months ended September 30, 2009 and 2008, is $468 thousand and $439 thousand, respectively, of stock-based compensation expense which is based on the estimated fair value of 750,893 options granted between January 2006 and September 2009, as adjusted, amortized on a straight-line basis over a five year requisite service period. As of September 30, 2009, there was $1.5 million remaining of total unrecognized compensation expense related to these option awards which will be recognized over the remaining requisite service periods.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2009 and 2008:

	2009	2008
Expected volatility	30.59%	23.14%
Expected dividends	.00%	.00%
Expected term (in years)	7.2	7.2
Risk-free rate	2.14% to 3.32%	3.35% to 3.80%

Stock option plan activity for the nine months ended September 30, 2009, is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2009	2,035,458	$7.73
Granted	141,209	4.28
Exercised	(120,241)	1.42
Forfeited	(89,832)	10.89
Outstanding at September 30, 2009	1,966,594	$7.72	4.5	—
Exercisable at September 30, 2009	1,519,929	$6.90	3.4	—

The total value of in-the-money options exercised during the nine months ended September 30, 2009, was $444 thousand.

7.  Capital Requirements

A comparison of the Company’s and its wholly-owned subsidiary’s, Virginia Commerce Bank (the “Bank”) capital ratios as of September 30, 2009 with the minimum regulatory guidelines is as follows:

	Actual	Minimum Guidelines	Minimum to be “Well-Capitalized”
Total Risk-Based Capital:
Company	12.78%	8.00%	—
Bank	12.73%	8.00%	10.00%
Tier 1 Risk-Based Capital:
Company	11.53%	4.00%	—
Bank	11.48%	4.00%	6.00%
Leverage Ratio:
Company	10.21%	4.00%	—
Bank	10.17%	4.00%	5.00%

VIRGINIA COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.  Other Borrowed Money and Lines of Credit

The Bank maintains a $404.4 million line of credit with the Federal Home Loan Bank of Atlanta.  The interest rate and term of each advance from the line is dependent upon the advance and commitment type.  Advances on the line are secured by all of the Bank’s qualifying first liens, second liens and home equity lines-of-credit on one-to-four unit single-family dwellings.  As of September 30, 2009, the book value of these qualifying loans totaled approximately $203.2 million and the amount of available credit using this collateral was $70.9 million. Advances on the line of credit in excess of this amount, require pledging of additional assets, including other types of loans and investment securities. As of September 30, 2009, the Bank had $25.0 million in advances outstanding.  The Bank has additional short-term lines of credit totaling $62.0 million with nonaffiliated banks at September 30, 2009, of which there were no balances outstanding.

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

VIRGINIA COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Forward-Looking Statements

This management’s discussion and analysis and other portions of this report, contain forward-looking statements within the meaning of the Securities and Exchange Act of 1934, as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. In some cases, forward-looking statements can be identified by use of words such as “may,” “will,” “anticipates,” “believes,” “expects,” “plans,” “estimates,” “potential,” “continue,” “should,” and similar words or phrases. These statements are based upon current and anticipated economic conditions, nationally and in the Company’s market, interest rates and interest rate policy, competitive factors, and other conditions which by their nature, are not susceptible to accurate forecast, and are subject to significant uncertainty. Please refer tot he Company’s Form 10-K for the year ended December 31, 2008 and to the Company’s other reports filed with the Securities and Exchange Commission for a discussion of factors that may cause future performance to vary from forward-looking statements. Because of these uncertainties and the assumptions on which this discussion and the forward-looking statements are based, actual future operations and results may differ materially from those indicated herein.  Readers are cautioned against placing undue reliance on any such forward-looking statements. The Company’s past results are not necessarily indicative of future performance.

Non-GAAP Presentations

This management’s discussion and analysis refers to the efficiency ratio, which is computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income before losses on OREO. This is a non-GAAP financial measure that we believe provides investors with important information regarding our operational efficiency. Comparison of our efficiency ratio with those of other companies may not be possible because other companies may calculate the efficiency ratio differently. The Company, in referring to its net income, is referring to income under accounting principals generally accepted in the United States, or “GAAP”.

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

Critical Accounting Policies

During the quarter ended September 30, 2009, there were no changes in the Company’s critical accounting policies as reflected in the last report.

The Company’s financial statements are prepared in accordance with GAAP.  The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred.  A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability.  We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio.  Actual losses could differ significantly from the historical factors that we use.  In addition, GAAP itself may change from one previously acceptable method to another method.  Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

The allowance for loan losses is an estimate of the losses that are inherent in our loan portfolio.  The allowance is based on two basic principles of accounting: (i) SFAS 5, Accounting for Contingencies (ASC 450 Contingencies), which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan (ASC 310 Receivables), which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

Our allowance for loan losses has two basic components:  the specific allowance and the unallocated allowance.  Each of these components is determined based upon estimates that can and do change when the actual events occur.  The specific allowance is used to individually allocate an allowance for impaired loans. Impairment testing includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral.  These factors are combined to estimate the probability and severity of inherent losses based on the Company’s calculation of the loss embedded in the individual loan. Large groups of smaller balance, homogeneous loans, representing 1-4 family residential first and second trusts, including home equity lines-of-credit,  are collectively evaluated for impairment based upon factors such as levels and trends in delinquencies, trends in loss and problem loan identification, trends in volumes and concentrations, local and national economic trends and conditions including estimated levels of housing price depreciation/homeowner’ loss of equity, competitive factors and other considerations. These factors are converted into reserve percentages and applied against the homogenous loan pool balances. Impaired loans which meet the criteria for substandard, doubtful and loss are segregated from performing loans within the portfolio.  Internally classified loans are then grouped by loan type (commercial, commercial real estate, commercial construction, residential real estate, residential construction or installment). The unallocated formula is used to estimate the loss of non-classified loans. These un-criticized loans are also segregated by loan type and allowance factors are assigned by management based on delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of management, national and local economic trends, concentrations of credit, quality of the loan review system and the effect of external factors (i.e. competition and regulatory requirements). The factors assigned differ by loan type.  The unallocated allowance recognizes potential losses whose impact on the portfolio has yet to be recognized by a specific allowance. Allowance factors and the overall size of the allowance may change from period to period based on management’s assessment of the above described factors and the relative weights given to each factor. Further information regarding the allowance for loan losses is provided under the caption: Allowance for Loan Losses/Provision for Loan Loss Expense, later in this report.

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

Results of Operations

For the three months ended September 30, 2009, the Company recorded a net operating loss of $29.9 million. After an effective dividend of $1.2 million to the U.S. Treasury on preferred stock, the Company reported a net loss to common stockholders of $31.1 million, or $1.17 per diluted common share, compared to earnings of $2.7 million, or $0.10 per diluted common share, in the third quarter of 2008. For the nine months ended September 30, 2009, the Company reported a net loss to common stockholders of $40.8 million compared to earnings of $11.7 million for the same period in 2008. Earnings for both the three and nine-month periods were significantly impacted by loan loss provisions of $49.0 million and $80.8 million, respectively, taken in consideration of the level of non-performing assets and $47.2 million in net charge-offs in 2009. Earnings were also impacted by a $9.1 million loss on other real owned.

Before taxes, loan loss provisions and losses on other real estate owned, core operating earnings for the three months ended September 30, 2009, of $12.0 million were down slightly compared to $12.2 million for the three months ended September 30, 2008. However, on a sequential basis, core operating earnings were up $1.6 million compared to $10.4 million for the three months ended June 30, 2009, and are up $2.4 million compared to core operating earnings of $9.6 million for the three months ended March 31, 2009. This positive trend is due to continued strong operating expense controls and improvement in the net interest margin.

Since December 31, 2008, net loans are down $118.8 million, or 5.3%, with non-farm non-residential loans up $59.0 million, construction loans down $146.6 million, and one-to-four family residential loans for portfolio up $41.4 million. In addition, one-to-four family residential loans originated for sale totaled $30.4 million for the quarter ended September 30, 2009, and $156.3 million year-to-date, compared to $17.2 million and $61.5 million for the same periods in 2008.

Year-to-date loan production has been negatively impacted by declining economic activity and demand in both the business and consumer sectors, a reallocation of personnel resources to problem loan identification and resolution and a strategic decision to moderate loan growth in the face of an uncertain economy and heightened risk factors.  Going forward, lending efforts will be focused on building greater market share in commercial and industrial lending, especially in sectors forecast for growth, such as government contract lending and select service industries with strategic hiring, marketing campaigns and calling efforts.

For the nine months ended September 30, 2009, total deposits were up $62.7 million and included an increase in demand deposits of $33.6 million, or 17.3%, from $194.8 million at December 31, 2008, to $228.4 million at September 30, 2009, an increase in savings and interest-bearing demand deposits of $373.5 million, or 72.1%, and a decrease in time deposits of $344.5 million, from $1.46 billion at December 31, 2008, to $1.11 billion. The majority of the Bank’s deposits are attracted from individuals and businesses in the Northern Virginia and the Metropolitan Washington, D.C. area. The increase in savings and interest-bearing demand deposits is due primarily to success with the Company’s MEGA Savings and MEGA Checking accounts. The declines in time deposits are reflective of lower loan volume and a strategy to reduce the Bank’s historically heavy reliance on certificates of deposit as a funding source with deposit gathering efforts and cross-selling activities focused on demand deposits, savings and interest-bearing demand accounts. The proportionate share of time deposits to total deposits has declined from 67.2% at year-end 2008 to 49.9% as of September 30, 2009. It is expected that the percentage share of time deposits will further decline to at least 45.0% by this year-end, including a planned reduction in brokered certificates of deposit from $60.1 million at September 30, 2009, to approximately $30 million.

As noted, for the nine months ended September 30, 2009, the Company recorded a net operating loss of $37.5 million as compared to earnings of $11.7 million for the nine months ended September 30, 2008, as net interest income increased $4.1 million, or 6.6%, non-interest income declined $8.8 million with a $9.1 million loss on OREO, non-interest expense rose $6.3 million, or 18.9%, and provisions for loan losses were up $64.7 million. The Company’s annualized return on average assets and return on average equity were a negative 1.83% and 20.36% for the current nine month period compared to a positive 0.61% and 8.91% for the nine months ended September 30, 2008.

For the three months ended September 30, 2009, the Company recorded a net operating loss of $29.9 million compared to earnings of $2.7 million for the same period in 2008 as net interest income rose $1.5 million, or 6.8%, non-interest income declined $9.2 million due to the $9.1 million loss on OREO, non-interest expense increased $1.7 million, or 14.8%, and provisions for loan losses were up $40.7 million. The return on average assets and return on average equity were a negative 4.34% and 49.33% for the three months ended September 30, 2009, compared to a positive 0.40% and 5.98% for the same period in 2008.

Stockholders’ equity decreased $37.3 million, or 14.7%, from $253.3 million at December 31, 2008, to $216.0 million at September 30, 2009, with a net loss to common stockholders of $40.8 million and a $1.7 million increase in accumulated other comprehensive income related to the investment securities portfolio, net of tax.

Net Interest Income

Net interest income is the excess of interest earned on loans and investments over the interest paid on deposits and borrowings, and is the Company’s primary revenue source. Net interest income is thereby affected by balance sheet growth, changes in interest rates and changes in the mix of investments, loans, deposits and borrowings.  Net interest income for the third quarter of $23.4 million was up $1.5 million, or 6.8% over the same quarter last year, due to overall balance sheet growth, and an increase in the net interest margin from 3.38% in the third quarter of 2008 to 3.52% for the current three-month period. Year-to-date net interest income of $66.2 million was up 6.6%, compared to $62.1 million for the same period in 2008. On a sequential basis, net interest income increased $1.4 million as the net interest margin rose seventeen basis points from 3.35% in the second quarter of 2009, primarily due to a twenty-two basis point drop in the cost of interest-bearing liabilities, as the yield on earning assets remained unchanged. This drop in the cost of funds is due to significant reductions in the level of time deposits and rates on such deposits, increased levels of demand deposits and increased levels of lower rate interest-bearing transaction accounts.

Year-over-year, the net interest margin was unchanged at 3.34%, as yields on loans are down 86 basis points due to reductions in the prime rate and increases in the level of non-performing loans, while the cost of interest-bearing liabilities are down 89 basis points due to the changes noted above in the funding mix. With market rates expected to remain mostly unchanged through the remainder of 2009, Management anticipates the fourth quarter margin to average from 3.50% to 3.60%.

The following tables show the average balance sheets for each of the three months and nine months ended September 30, 2009 and 2008.  In addition, the amounts of interest earned on interest-earning assets, with related yields on a tax-equivalent basis, and interest expense on interest-bearing liabilities, with related rates, are shown.  Loans placed on a non-accrual status are included in the average balances. Net loan fees and late charges included in interest income on loans totaled $1.3 million and $1.4 million for the three months ended September 30, 2009, and 2008, respectively, and totaled $3.0 million and $3.9 million for the nine month periods.

	Three months ended September 30,
	2009			2008
(Dollars in thousands)	Average Balance	Interest Income- Expense	Average Yields /Rates	Average Balance	Interest Income- Expense	Average Yields /Rates

Assets
Securities (1)	$327,690	$3,792	4.78%	$329,811	$4,131	5.13%
Restricted stock	11,752	97	3.29%	7,985	67	3.37%
Loans, net of unearned income	2,266,294	33,707	5.91%	2,250,390	36,329	6.42%
Interest-bearing deposits in other banks	89	—	0.09%	4,348	38	3.45%
Federal funds sold	48,725	27	0.21%	413	2	1.80%
Total interest-earning assets	$2,654,550	$37,623	5.65%	$2,592,947	$40,567	6.23%
Other assets	78,765			67,511
Total Assets	$2,733,315			$2,660,458

Liabilities and Stockholders’ Equity
Interest-bearing deposits:
NOW accounts	$238,988	$728	1.21%	$173,396	$776	1.77%
Money market accounts	162,353	593	1.45%	208,711	1,380	2.62%
Savings accounts	432,362	2,111	1.94%	184,480	1,245	2.68%
Time deposits	1,141,571	8,217	2.86%	1,379,898	12,772	3.67%
Total interest-bearing deposits	$1,975,274	$11,649	2.34%	$1,946,485	$16,173	3.30%

Securities sold under agreements to repurchase and federal funds purchased	192,538	1,022	2.11%	224,384	1,376	2.43%
Other borrowed funds	25,000	272	4.25%	50,000	426	3.33%
Trust preferred capital notes	65,962	1,276	7.57%	41,602	683	6.42%
Total interest-bearing liabilities	$2,258,774	$14,219	2.50%	$2,262,471	$18,658	3.27%
Demand deposits and other liabilities	234,187			220,630
Total liabilities	$2,492,961			$2,483,101
Stockholders’ equity	240,354			177,357
Total liabilities and stockholders’ equity	$2,733,315			$2,660,458

Interest rate spread			3.15%			2.96%

Net interest income and margin		$23,404	3.52%		$21,909	3.38%

(1) Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders’ equity.  Average yields on securities are stated on a tax equivalent basis, using a 35% rate.

	Nine months ended September 30,
	2009			2008
(Dollars in thousands)	Average Balance	Interest Income- Expense	Average Yields /Rates	Average Balance	Interest Income- Expense	Average Yields /Rates

Assets
Securities (1)	$326,009	$11,700	4.73%	$322,940	$12,248	5.18%
Restricted stock	11,534	265	3.07%	7,005	259	4.95%
Loans, net of unearned income	2,290,830	100,336	5.87%	2,144,115	108,155	6.73%
Interest-bearing deposits in other banks	89	—	0.11%	6,336	140	2.93%
Federal funds sold	39,197	59	0.20%	14,685	228	2.04%
Total interest-earning assets	$2,667,659	$112,360	5.66%	$2,495,081	$121,030	6.49%
Other assets	66,472			56,128
Total Assets	$2,734,131			$2,551,209

Liabilities and Stockholders’ Equity
Interest-bearing deposits:
NOW accounts	$220,039	$2,054	1.25%	$162,458	$1,977	1.62%
Money market accounts	157,718	1,743	1.48%	209,104	4,473	2.85%
Savings accounts	326,744	5,271	2.16%	176,780	4,053	3.05%
Time deposits	1,275,712	30,008	3.14%	1,314,207	41,008	4.16%
Total interest-bearing deposits	$1,980,213	$39,076	2.64%	$1,862,549	$51,510	3.68%

Securities sold under agreement to repurchase and federal funds purchased	188,575	2,477	1.76%	229,955	4,477	2.59%
Other borrowed funds	25,000	806	4.25%	33,485	890	3.49%
Trust preferred capital notes	65,898	3,840	7.68%	40,538	2,065	6.69%
Total interest-bearing liabilities	$2,259,686	$46,199	2.73%	$2,166,527	$58,942	3.62%
Demand deposits and other liabilities	228,315			209,216
Total liabilities	$2,488,001			$2,375,743
Stockholders’ equity	246,130			175,466
Total liabilities and stockholders’ equity	$2,734,131			$2,551,209

Interest rate spread			2.93%			2.87%

Net interest income and margin		$66,161	3.34%		$62,088	3.34%

(1) Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders’ equity.  Average yields on securities are stated on a tax equivalent basis, using a 35% rate.

Allowance for Loan Losses / Provision for Loan Loss Expense

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. Provisions for loan losses were $49.0 million for the three months ended September 30, 2009, compared to $8.3 million in the same period in 2008, as non-performing assets and loans 90+ days past due increased from $85.3 million at September 30, 2008, to $123.5 million at September 30, 2009. For the nine months ended September 30, 2009, provisions totaled $80.8 million compared to $16.1 million for the nine months ended September 30, 2008, with 2009 year-to-date net charge-offs of $47.2 million compared to $5.7 million in 2008. As a result, the coverage of loan loss reserves to non-performing loans rose from 35.0% at June 30, 2009, to 80.5% as of this quarter-end, and the allowance for loan losses increased from 1.72% of total loans to 3.15%. The significant quarterly increase in reserves is not an indication of heightened concern or expectations of further credit deterioration. Rather, it is an attempt to increase the coverage ratio on a one-time basis relative to the current level of non-performing loans and in recognition of continued economic uncertainty in regard to the commercial real estate market. Progress with respect to management’s commitment to aggressive problem loan resolution continues, as total non-performing assets and loans 90+ days past due declined by $16.1 million during the quarter from $139.6 million, or 5.17% of total assets, to $123.5 million, or 4.52% of total assets. Non-accrual loans decreased by $20.9 million, loans 90+ days past due decreased by $3.3 million and other real estate owned (foreclosed properties) increased by $8.2 million. Although loans past due 30 to 89 days increased $11.6 million during the quarter to $30.9 million, they remain significantly lower from their peak level of $55.7 million at March 31, 2009. Approximately 28% of loans past due 30 to 89 days relate to a single non-farm, non-residential credit. See “Risk Elements and Non-performing Assets” for additional discussion relating to non-performing assets and impaired loans.

Management feels that the allowance for loan losses is adequate at September 30, 2009. However, there can be no assurance that additional provisions for loan losses will not be required in the future, as a result of possible changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, on a national basis or in the Company’s market area, or changes in the circumstances of particular borrowers.

The Company generates a quarterly analysis of the allowance for loan losses, with the objective of quantifying portfolio risk into a dollar figure of inherent losses, thereby translating the subjective risk value into an objective number.  Emphasis is placed on semi-annual independent external loan reviews and monthly internal reviews.  The determination of the allowance for loan losses is based on applying and summing the results of eight qualitative factors and one quantitative factor to each category of loans along with any specific allowance for impaired and adversely classified loans within the particular category. Each factor is assigned a percentage weight and that total weight is applied to each loan category. The resulting sum from each loan category is then combined to arrive at a total allowance for all categories. Factors are different for each loan category. Qualitative factors include: levels and trends in delinquencies and non-accruals, trends in volumes and terms of loans, effects of any changes in lending policies, the experience, ability and depth of management, national and local economic trends and conditions, concentrations of credit, quality of the Company’s loan review system, and regulatory requirements. The total allowance required thus changes as the percentage weight assigned to each factor is increased or decreased due to its particular circumstance, as the various types and categories of loans change as a percentage of total loans and as specific allowances are required on impaired loans and charge-offs occur. The decision to specifically reserve for or to charge-off or partially charge-off an impaired loan balance is predicated upon an evaluation of that loan’s potential to improve, based upon near term change in financial or market conditions, which would enable collection of the portion of the loan determined to be impaired. If these conditions are determined to be favorable, a specific reserve would be established as opposed to a charge-off.

The Company’s focus on aggressive problem loan resolution has not resulted in any formal changes in charge-off policy or changes in the allowance for loan losses methodology other than to recognize the impact of economic and market factors in establishing higher reserve percentages for homogeneous groups of loans and to update loss history factors.  In this context, aggressive problem loan resolution refers to the allocation of resources in terms of personnel and outside agencies in identifying and addressing problem loans and establishing specific time tables and strategies to implement loan restructures, foreclosures, sale of collateral and recognize loan impairments.

The following schedule summarizes the changes in the allowance for loan losses:

	Nine Months	Nine Months	Twelve Months
	Ended	Ended	Ended
	September 30, 2009	September 30, 2008	December 31, 2008
	(In Thousands of Dollars)

Allowance, at beginning of period	$36,475	$22,260	$22,260
Provision charged against income	80,813	16,068	25,378
Recoveries:
Consumer loans	58	20	65
Commercial	253	16	16
Real estate one-to-four family residential:
Permanent first and second	42	48	48
Home equity loans and lines	4	2	2
Real estate-non-farm, non-residential	—	—	27
Real estate construction	205	—	—
Losses charged to reserve:			27
Consumer loans	(242)	(336)	(392)
Commercial loans	(15,603)	(1,995)	(3,436)
Real estate one-to-four family residential:
Permanent first and second	(1,447)	(671)	(769)
Home equity loans and lines	(965)	(164)	(314)
Real estate multi-family residential	—	(95)	(95)
Real estate-nonfarm, nonresidential	(526)	—	(2)
Real estate — residential construction	(28,953)	(2,519)	(6,313)
Net (charge-offs) recoveries	(47,174)	(5,694)	(11,163)
Allowance, at end of period	$70,114	$32,634	$36,475

Ratio of net charge-offs to average loans outstanding during period	2.06%	0.27%	0.51%
Allowance for loan losses to total loans	3.15%	1.44%	1.58%

Risk Elements and Non-performing Assets

Non-performing assets consist of non-accrual loans and other real estate owned (foreclosed properties).  For the nine months ended September 30, 2009, the total non-performing assets and loans 90+ days past due and still accruing interest decreased by $1.4 million, or 1.1%, from $124.9 million at December 31, 2008, to $123.5 million at September 30, 2009, and declined $16.1 million from $139.6 million at March 31, 2009. As a result of the increase in total assets, the ratio of non-performing assets and loans 90+ days past due and still accruing to total assets decreased from 4.60% at December 31, 2008, to 4.52% at September 30, 2009. In addition, other impaired loans, which include loans well-secured and currently performing, but in some instances requiring higher reserve levels, and troubled debt restructurings, performing in accordance with their modified terms, increased from $49.3 million at December 31, 2008, to $159.2 million at September 30, 2009.

Loans are placed in non-accrual status when in the opinion of management the collection of additional interest is unlikely or a specific loan meets the criteria for non-accrual status established by regulatory authorities.  No interest is taken into income on non-accrual loans.  A loan remains on non-accrual status until the loan is current as to both principal and interest or the borrower demonstrates the ability to pay and remain current, or both. Foreclosed real properties include properties that have been substantively repossessed or acquired in complete or partial satisfaction of debt. Such properties, which are held for resale, are carried at the lower of book value or fair value, including a reduction for the estimated selling expenses, or principal balance of the related loan. Troubled debt restructurings continue to be individually tested for impairment for a period of one year from their modification date.

Non-performing loans continue to be concentrated in residential and commercial construction and land development loans in outer sub-markets hardest hit by the residential downturn and commercial and consumer credits experiencing the after shocks in sub-contracting businesses and workforce employment. Overall, as of September 30, 2009, $48.7 million, or 56.0%, of non-performing loans represented acquisition, development and construction loans, $19.1 million, or 21.9%, represented non-farm, non-residential loans, $9.9 million, or 11.4%, represented commercial and industrial loans and $9.1 million, or 10.5%, represented loans on one-to-four family residential properties.

Total non-performing assets consist of the following:

	September 30, 2009	September 30, 2008	December 31, 2008
	(In Thousands of Dollars)

Non-accrual loans:
Commercial	$9,792	$9,944	$12,178
Real estate-one-to-four family residential:
Closed end first and seconds	6,846	98	—
Home equity lines	781	320	320
Total Real estate-one-to-four family residential	$7,627	$418	$320
Real estate-non-farm, non-residential:
Owner Occupied	9,703	2.511	4,976
Non-owner occupied	9,152	411	1,210
Total Real estate-non-farm, non-residential	$18,855	$2,922	$6,186
Real estate-construction:
Residential-Owner Occupied	2,389	3,981	4,543
Residential-Builder	36,886	32,701	48,178
Commercial	9,457	21,710	39,819
Total Real estate-construction:	$48,732	$58,392	$92,540
Consumer	187	2	10
Total Non-accrual loans	$85,193	$71,678	$111,234
OREO	36,402	6,002	7,569
Total non-performing assets	$121,595	$77,680	$118,803

	September 30, 2009	September 30, 2008	December 31, 2008
	(In Thousands of Dollars)
Loans 90+ days past due and still accruing:
Commercial	$150	$699	$1,789
Real estate-one-to-four family residential:
Closed end first and seconds	—	165	195
Home equity lines	—	—	—
Total Real estate-one-to-four family residential	$—	$165	$195
Real estate multi-family residential	1,506	—	—
Real estate-non-farm, non-residential:
Owner Occupied	—	—	—
Non-owner occupied	249	—	—
Total Real estate-non-farm, non-residential	$249	$—	$—
Real estate-construction:
Residential-Owner Occupied	—	—	40
Residential-Builder	—	6,693	4094
Commercial	$—	$—	$—
Total Real estate-construction:	—	6,693	4,134
Consumer	—	24	—
Total Loans past due 90 days and still accruing	$1,905	$7,581	$6,118

Total non-performing assets and past due loans	$123,500	$85,261	$124,921

Non-performing assets
to total loans:	5.46%	3.42%	5.13%
to total assets:	4.45%	2.92%	4.37%
Non-performing assets and 90+ days past due loans
to total loans:	5.54%	3.76%	5.40%
to total assets:	4.52%	3.20%	4.60%

	As of September 30, 2009
Residential, Acquisition, Development and Construction By County/Jurisdiction of Origination:	Total Outstandings	Percentage of Total	Non-accrual Loans	Non-accruals as a % of Outstandings	Net charge- offs as a % of Outstandings
District of Columbia	$18,993	7.6%	$—	—	-0.1%
Montgomery, MD	9,660	3.9%	3,583	1.4%	0.9%
Prince Georges, MD	24,212	9.7%	—	—	1.9%
Other Counties in MD	4,879	2.0%	—	—	0.4%
Arlington/Alexandria, VA	45,077	18.1%	5,632	2.3%	—
Fairfax, VA	62,112	24.9%	11,387	4.6%	1.2%
Culpeper/Fauquier, VA	1,025	0.4%	200	0.1%	0.1%
Frederick, VA	13,131	5.3%	6,750	2.7%	0.8%
Henrico, VA	—	0.0%	—	—	0.1%
Loudoun, VA	27,436	11.0%	770	0.3%	0.3%
Prince William, VA	12,224	4.9%	2,951	1.2%	0.8%
Spotsylvania, VA	871	0.3%	—	—	—
Stafford, VA	22,421	9.0%	4,898	2.0%	—
Other Counties in VA	6,852	2.8%	3,104	1.2%	0.3%
Outside VA, MD & DC	110	0.04%	—	—	0.4%
	$249,003	100.0%	$39,275	15.8%	7.1%

	As of September 30, 2009
Commercial, Acquisition, Development and Construction By County/Jurisdiction of Origination:	Total Outstandings	Percentage of Total	Non-accrual Loans	Non-accruals as a % of Outstandings	Net charge- offs as a % of Outstandings
District of Columbia	$12,798	6.8%	$—	—	—
Montgomery, MD	1,413	0.7%	—	—	—
Prince Georges, MD	10,374	5.5%	—	—	—
Other Counties in MD	7,749	4.1%	—	—	—
Arlington/Alexandria, VA	9,312	4.9%	—	—	—
Fairfax, VA	15,651	8.3%	—	—	5.8%
Henrico, VA	807	0.4%	—	—	—
Loudoun, VA	34,688	18.3%	7,197	3.8%	—
Prince William, VA	51,805	27.3%	2,260	1.2%	—
Spotsylvania, VA	10,138	5.4%	—	—	—
Stafford, VA	27,937	14.7%	—	—	—
Other Counties in VA	6,759	3.6%	—	—	—
	$189,431	100.0%	$9,457	5.0%	5.8%

	As of September 30, 2009
Non-Farm/Non-Residential By County/Jurisdiction of Origination:	Total Outstandings	Percentage of Total	Non-accrual Loans	Non-accruals as a % of Outstandings	Net charge- offs as a % of Outstandings
District of Columbia	$54,649	5.1%	$—	—	—
Montgomery, MD	34,057	3.2%	—	—	—
Prince Georges, MD	50,654	4.7%	1,180	0.01%	—
Other Counties in MD	48,439	4.5%	—	—	—
Arlington/Alexandria, VA	173,479	16.2%	4,138	0.4%	0.02%
Fairfax, VA	261,090	24.4%	5,088	0.5%	—
Culpeper/Fauquier, VA	1,658	0.2%	—	—	—
Henrico, VA	31,306	2.9%	—	—	—
Loudoun, VA	111,546	10.4%	1,769	0.2%	0.02%
Prince William, VA	187,918	17.6%	2,888	0.3%	0.01%
Spotsylvania, VA	12,868	1.2%	—	—	—
Stafford, VA	22,107	2.1%	—	—	—
Other Counties in VA	70,740	6.6%	3,792	0.4%	—
Outside VA, MD & DC	9,798	0.9%	—	—	—
	$1,070,309	100.0%	$18,855	1.8%	0.05%

Of this total of $1.1 billion in non-farm/non-residential real estate loans, $10.1 million will mature in the fourth quarter of 2009, $48.5 million in 2010, and $42.2 million in 2011and $72.8 million in 2012.

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

At September 30, 2009, the Company had $1.57 billion, or 70.8%, of total loans concentrated in commercial real estate. Commercial real estate for purposes of this discussion includes all construction loans, loans secured by multi-family residential properties and loans secured by non-farm, non-residential properties. At December 31, 2008, commercial real estate loans were $1.66 billion, or 71.9%, of total loans. Total construction loans of $438.4 million at September 30, 2009, represented 19.7% of total loans, loans secured by multi-family residential properties of $68.0 million represented 3.1% of total loans, and loans secured by non-farm, non-residential properties of $1.1 billion represented 48.0%.

Construction loans at September 30, 2009, included $235.4 million in loans to commercial builders of single family residential property and $13.6 million to individuals on single family residential property, together representing 11.2% of total loans. These loans are made to a number of unrelated entities and generally have a term of twelve to eighteen months.  In addition, the Company had $189.4 million of construction loans on non-residential commercial property at September 30, 2009, representing 8.5% of total loans. Total construction loans of $438.4 million include $158.9 million in land acquisition and or development loans on residential property and $103.1 million in land acquisition and or development loans on commercial property, together totaling $262.0 million, or 11.8% of total loans.  Potential adverse developments in the Northern Virginia real estate market or economy, including substantial increases in mortgage interest rates, slower housing sales, and increased commercial property vacancy rates, could have an adverse impact on these groups of loans and the Bank’s income and financial position. At September 30, 2009, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio.  An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

The Bank has established formal policies relating to the credit and collateral requirements in loan originations including policies that establish limits on various loan types as a percentage of total loans and total capital.  Loans to purchase real property are generally collateralized by the related property with limitations based on the property’s appraised value. Credit approval is primarily a function of operating cash flows, collateral, the evaluation of the creditworthiness of the individual borrower, guarantors and/or the individual project; other salient factors.

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending.  Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land which represent in total 100% or more of an institutions total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institutions total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital.  The Company, like many community banks, has a concentration in commercial real estate loans.  Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to its commercial real estate portfolio.  The Company is well-capitalized.  Nevertheless, it is possible that the Company could be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could require us to obtain additional capital, and may adversely affect stockholder returns.

Non-Interest Income

For the three months ended September 30, 2009, non-interest income reflects a loss of $7.6 million compared to $1.6 million in income in the same period of 2008 due to a $9.1 million loss on other real estate owned and a $280 thousand impairment loss on securities. The $9.1 million OREO loss resulted from carrying value write-downs of four land development assets, based on pending sales contracts/offers due to settle this fourth quarter or the first quarter of next year. These losses are consistent with management’s commitment to aggressive disposition of OREO, rather than land banking assets with uncertain future upside potential. Excluding these losses, non-interest income rose $195 thousand quarter-over-quarter with the majority of the increase in fees and net gains on mortgage loans held-for-sale. Results were similar on a year-over-year basis with non-interest income increasing $742 thousand, excluding the $9.1 million loss on other real estate owned and $418 thousand in impairment losses on securities, due again to higher levels of fees and net gains on mortgage loans held-for-sale.

Non-Interest Expense

Non-interest expense increased $1.7 million, or 14.8%, from $11.3 million in the third quarter of 2008, to $12.9 million, and was up $6.3 million, or 18.9%, for the nine months ended September 30, 2009, to $39.5 million. Compared to the second quarter of 2009, non-interest expense is down $664 thousand.  The majority of the year-over-year increases were due to significantly higher FDIC insurance premiums, including a special one-time assessment of $1.2 million in the second quarter of 2009, as well as higher legal and professional services expenses associated with the resolution of non-performing loans and OREO. As a result of these increases in expenses, the efficiency ratio rose from 49.6% in the third quarter of 2008 to 55.4% in the current period. Sequentially, the ratio improved slightly from 56.7%.

Provision for Income Taxes

The Company’s income tax provisions are adjusted for non-deductible expenses and non-taxable interest after applying the U.S. federal income tax rate of 35%.  For the nine months ended September 30, 2009, the Company recorded an income tax benefit of $20.5 million as compared to a provision of $6.0 million for the same period in 2008, and the Company recorded a benefit of $16.2 million for the three months ended September 30, 2009, as compared to a provision of $1.3 million in 2008. The effects of non-deductible expenses and non-taxable income on the Company’s income tax provisions are minimal.

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

The Company measures total liquidity through cash and cash equivalents, securities available-for-sale, mortgage loans held-for-sale, other loans and investment securities maturing within one year, less securities pledged as collateral for repurchase agreements, public deposits and other purposes, and less any outstanding federal funds purchased.  These liquidity sources decreased $1.9 million, or 0.3%, from $637.7 million at December 31, 2008, to $639.6 million at September 30, 2009, due mostly to a decline in the level of loans maturing within one year.

Additional sources of liquidity available to the Company include the capacity to borrow funds through established short-term lines of credit with various correspondent banks, and the Federal Home Loan Bank of Atlanta. Available funds from these liquidity sources were approximately $498.8 million and $458.9 million at September 30, 2009, and December 31, 2008, respectively. The Bank’s available line of credit with the Federal Home Loan Bank of Atlanta, which requires the pledging of collateral in the form of certain loans and or securities, is $404.4 million of which $70.9 million was available as of September 30, 2009, based on presently pledged collateral.

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

Commitments to extend credit which amounted to $460.8 million at September 30, 2009, and $502.3 million at December 31, 2008, represent legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At September 30, 2009, and December 31, 2008, the Company had $50.9 million and $68.1 million, respectively, in outstanding standby letters of credit.

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

Both the Company’s and the Bank’s capital levels continue to meet regulatory requirements.  The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios.  Tier 1 capital consists of common and qualifying preferred stockholders’ equity, less goodwill, and for the Company includes certain minority interests relating to bank subsidiary issued shares, and a limited amount of restricted core capital elements.  Restricted core capital elements include qualifying cumulative preferred stock interests, certain minority interests in subsidiaries and qualifying trust preferred securities. All of the $71 million in preferred stock interests issued to the Treasury under the Capital Purchase Program qualify as Tier 1 capital. Total risk-based capital consists of Tier 1 capital, qualifying subordinated debt, and a portion of the allowance for loan losses, and for the Company, a limited amount of excess restricted core capital elements.  Risk-based capital ratios are calculated with reference to risk-weighted assets.  The leverage ratio compares Tier 1 capital to total average assets.  The Bank’s Tier 1 risk-based capital ratio was 11.48% at September 30, 2009, compared to 13.16% at December 31, 2008, and its total risk-based capital ratio was 12.73% at September 30, 2009, compared to 14.41% at December 31, 2008. These ratios are in excess of the mandated minimum requirement of 4.00% and 8.00%, respectively. The Bank’s leverage ratio was 10.17% at September 30, 2009, compared to 11.81% at December 31, 2008. The Company’s Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage ratio was 11.53%, 12.78%, and 10.21%, respectively, at September 30, 2009, compared to 13.07%, 14.44%, and 11.76% at December 31, 2008. The decrease in these capital ratios in 2009, are due to net operating losses and dividends paid on preferred stock to the U.S. Treasury.

The ability of the Company to continue to maintain its overall asset size or to grow is dependent on its earnings and the ability to obtain additional funds for contribution to the Bank’s capital, through earnings, borrowing, the sale of additional common stock, or through the issuance of additional trust preferred securities or other qualifying securities. In the event that the Company is unable to obtain additional capital for the Bank on a timely basis, the growth of the Company and the Bank may be curtailed, and the Company and the Bank may be required to reduce their level of assets in order to maintain compliance with regulatory capital requirements. Under those circumstances net income and the stockholder’s may be adversely affected.

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

The Federal Reserve has revised the capital treatment of trust preferred securities. As a result, the capital treatment of trust preferred securities has been revised to provide that beginning in 2011, such securities can be counted as Tier 1 capital at the holding company level, together with other restricted core capital elements, up to 25% of total capital (net of goodwill), and any excess as Tier 2 capital, subject to limitation.  At September 30, 2009, trust preferred securities represented 22.9% of the Company’s Tier 1 capital and 20.7% of its total risk-based capital. See Note 9 to the Consolidated Financial Statements for further information regarding trust preferred securities.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)) (ASC 805 Business Combinations). The Standard significantly changed the financial accounting and reporting of business combination transactions.  SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008.  The Company/Bank does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements, at this time.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (ASC 805 Business Combinations).  FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (ASC 820 Fair Value Measurements and Disclosures).  FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased.  The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively.  Earlier adoption is permitted for periods ending after March 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (ASC 825 Financial Instruments and ASC 270 Interim Reporting).  FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009.  The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-1 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC 320 Investments — Debt and Equity Securities).  FSP FAS 115-1 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities.  The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  FSP FAS 115-1 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009.  The Company does not expect the adoption of FSP FAS 115-1 and FAS 124-2 to have a material impact on its consolidated financial statements.

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

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (ASC 855 Subsequent Events).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of SFAS 165 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (ASC 860 Transfers and Servicing).  SFAS 166 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a report entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective for interim and annual periods ending after November 15, 2009.  The Company does not expect the adoption of SFAS 166 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (ASC 810 Consolidation). SFAS 167 improves financial reporting by enterprises involved with variable interest entities.  SFAS 167 is effective for interim and annual periods ending after November 15, 2009.   Early adoption is prohibited. The Company does not expect the adoption of SFAS 167 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — replacement of FASB Statement No. 162” (ASC 105 Generally Accepted Accounting Principles).  SFAS 168 establishes the FASB Accounting Standards Codification which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  SFAS 168 is effective immediately. The Company does not expect the adoption of SFAS 168 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued EITF Issue No. 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” (ASC 470 Debt).  EITF Issue No. 09-1 clarifies how an entity should account for an own-share lending arrangement that is entered into in contemplation of a convertible debt offering.  EITF Issue No. 09-1 is effective for arrangements entered into on or after June 15, 2009. Early adoption is prohibited.  The Company does not expect the adoption of EITF Issue No. 09-1 to have a material impact on its consolidated financial statements.

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

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (ASU 2009-05), “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value.” ASU 2009-05 amends Subtopic 820-10, “Fair Value Measurements and Disclosures — Overall,” and provides clarification for the fair value measurement of liabilities. ASU 2009-05 is effective for the first reporting period including interim period beginning after issuance.  The Company does not expect the adoption of ASU 2009-05 to have a material impact on its consolidated financial statements.

In September 2009, the FASB issued Accounting Standards Update No. 2009-12 (ASU 2009-12), “Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” ASU 2009-12 provides guidance on estimating the fair value of alternative investments. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of ASU 2009-12 to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-15 (ASU 2009-15), “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.” ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company does not expect the adoption of ASU 2009-15 to have a material impact on its consolidated financial statements.

In October 2009, the Securities and Exchange Commission issued Release No. 33-99072, “Internal Control over Financial Reporting in Exchange Act Periodic Reports of Non-Accelerated Filers.” Release No. 33-99072 delays the requirement for non-accelerated filers to include an attestation report of their independent auditor on internal control over financial reporting with their annual report until the fiscal year ending on or after June 15, 2010.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the Company is exposed to market risk, or interest rate risk, as its net income is largely dependent on its net interest income. Market risk is managed by the Company’s Asset/Liability Management Committee that formulates and monitors the performance of the Company based on established levels of market risk as dictated by policy. In setting tolerance levels, or limits on market risk, the Committee considers the impact on earnings and capital, the level and general direction of interest rates, liquidity, local economic conditions and other factors. Interest rate risk, or interest sensitivity, can be defined as the amount of forecasted net interest income that may be gained or lost due to favorable or unfavorable movements in interest rates. Interest rate risk, or sensitivity, arises when the maturity or repricing of interest-earning assets differs from the maturing or repricing of interest-

bearing liabilities and as a result of the difference between total interest-earning assets and interest-bearing liabilities. The Company seeks to manage interest rate sensitivity while enhancing net interest income by periodically adjusting this asset/liability position.

One of the tools used by the Company to assess interest sensitivity on a monthly basis is the static gap analysis that measures the cumulative differences between the amounts of assets and liabilities maturing or repricing within various time periods. It is the Company’s goal to limit the one-year cumulative difference, or gap, in an attempt to limit changes in future net interest income from changes in market interest rates. The following table shows a static gap analysis reflecting the earlier of the maturity or repricing dates for various assets, including prepayment and amortization estimates, and liabilities as of September 30, 2009. At that point in time, the Company had a cumulative net liability sensitive one-year gap position of $225.8 million, or a negative 8.48% of total interest-earning assets.

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

	Interest Sensitivity Periods
At September 30, 2009	Within	91 to 365	Over 1 to 5	Over
(Dollars in thousands)	90 Days	Days	Years	5 Years	Total
Interest Earning Assets
Securities, at amortized cost	$68,344	$74,867	$107,859	$116,834	$367,904
Interest bearing deposits in other banks	56,413	—	—	—	56,413
Loans held-for-sale	2,285	—	—	—	2,285
Loans, net of unearned income	796,427	306,851	920,686	200,402	2,224,366
Total interest earning assets	$923,469	$381,718	$1,028,545	$317,236	$2,650,968
Interest Bearing Liabilities
NOW accounts	$119,183	$—	$119,183	$—	$238,366
Money market accounts	81,687	—	81,687	—	163,374
Savings accounts	244,914	—	244,914	—	489,828
Time deposits	393,639	566,024	155,149	29	1,114,841
Securities sold under agreement to repurchase	110,531	—	75,000	—	185,531
Other borrowed funds	—	—	25,000	—	25,000
Trust preferred capital notes	15,000	—	25,000	25,000	65,000
Total interest bearing liabilities	$964,954	$566,024	$725,933	$25,029	$2,281,940
Cumulative maturity / interest sensitivity gap	$(41,485)	$(225,791)	$76,821	$369,029	$369,029
As % of total earnings assets	-1.56%	-8.52%	2.90%	13.92%

In order to more closely measure interest sensitivity, the Company uses earnings simulation models on a quarterly basis. These models utilize the Company’s financial data and various management assumptions as to balance sheet growth and mix, interest rates, operating expenses and other non-interest income sources to forecast a base level of earnings over a one-year period. This base level of earnings is then shocked assuming a 200 basis points higher and lower level of interest rates (but not below zero) over the forecasted period. The most recent earnings simulation model was run based on data as of September 30, 2009, and the model projected that forecasted net interest income over a one-year period would decrease by 6.0% if interest rates were to be 200 basis points higher than expected, and forecasted net interest income would increase by 1.2% if interest rates were to be 100 basis points lower than expected. As noted above, normally these earnings models are shocked downward 200 basis points; however, as the Federal funds target rate dropped to a range of 0% to 0.25%, the prime lending rate to 3.25%, and treasury yields to historically low levels, a downward shock in rates of that magnitude was not deemed practical, or likely to occur. Management believes the modeled results are consistent with the short duration of its balance sheet and given the many variables that effect the actual timing of when assets and liabilities will reprice, including interest rate floors. Since the earnings model uses numerous assumptions regarding the effect of changes in interest rates on the timing and extent of repricing characteristics, future cash flows and customer behavior, the model cannot precisely estimate net income and the effect on net income from sudden changes in interest rates. Actual results will differ from simulated results noted above due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(b)   Use of Proceeds.- Not Applicable.

(c)   Issuer Purchases of Securities.- None

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders.- None

Item 5.    Other Information. —

(a)   Required 8-K Disclosures.   None

(b)   Changes in Procedures for Director Nominations by Security Holders.   None

Item 6.    Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of Virginia Commerce Bancorp, Inc., as amended (1)
3.2	Articles of Amendment to the Articles of Incorporation relating to the Series A Preferred Stock (2)
3.2	Bylaws of Virginia Commerce Bancorp, Inc. (3)
4.1	Junior Subordinated Indenture, dated as of December 19, 2002 between Virginia Commerce Bancorp, Inc. and The Bank of New York, as Indenture Trustee (4)

Exhibit No.	Description
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
Tombstone Land Company-Virginia
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

Date: November 9, 2009	BY	/s/ Peter A. Converse
Peter A. Converse, Chief Executive Officer

Date: November 9, 2009	BY	/s/ William K. Beauchesne
William K. Beauchesne, Treasurer and Chief Financial Officer