Form 10-Q
period 2010-03-31
VIRGINIA COMMERCE BANCORP INC
filed 2010-05-17
CIK 1099305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-28635

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 17, 2010, the number of outstanding shares of registrant’s common stock, par value $1.00 per share was: 26,937,505.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share data)

	Unaudited March 31, 2010	Audited December 31, 2009
Assets
Cash and due from banks	$24,347	$25,211
Federal funds sold	108,645	—
Securities (fair value: 2010, $335,262; 2009, $349,836)	334,160	348,585
Restricted Stocks, at cost	11,751	11,751
Loans held-for-sale	3,005	6,492
Loans, net of allowance for loan losses of $62,407 in 2010 and $65,152 in 2009	2,203,156	2,210,064
Bank premises and equipment, net	13,253	13,794
Accrued interest receivable	10,013	10,537
Other real estate owned, net of valuation allowance of $5,771 in 2010, and $9,067 in 2009	26,269	28,499
Other assets	68,405	70,364

Total assets	$2,803,004	$2,725,297

Liabilities and Stockholders’ Equity
Deposits
Demand deposits	$231,726	$239,604
Savings and interest-bearing demand deposits	1,088,254	985,152
Time deposits	980,009	1,004,571

Total deposits	$2,299,989	$2,229,327
Securities sold under agreement to repurchase and federal funds purchased	179,073	176,729
Other borrowed funds	25,000	25,000
Trust preferred capital notes	66,121	66,057
Accrued interest payable	3,697	4,014
Other liabilities	4,865	5,302
Commitments and contingent liabilities	—	—

Total liabilities	$2,578,745	$2,506,429

Stockholders’ Equity
Preferred stock, net of discount, $1.00 par, 1,000,000 shares authorized, Series A; $1,000 stated value; 71,000 issued and outstanding in 2010 and 2009	$64,356	$63,993
Common stock, $1.00 par, 50,000,000 shares authorized, issued and outstanding 2010, 26,933,923; 2009, 26,744,545	26,934	26,745
Surplus	96,868	96,588
Warrants	8,520	8,520
Retained earnings	25,890	22,671
Accumulated other comprehensive income, net	1,691	351

Total stockholders’ equity	$224,259	$218,868

Total liabilities and stockholders’ equity	$2,803,004	$2,725,297

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of dollars except per share data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Interest and dividend income:
Interest and fees on loans	$32,905	$33,443
Interest and dividends on investment securities:
Taxable	3,280	3,662
Tax-exempt	426	345
Dividend on restricted stocks	88	84
Interest on federal funds sold	28	20

Total interest and dividend income	$36,727	$37,554

Interest expense:
Deposits	$9,428	$14,631
Securities sold under agreement to repurchase and federal funds purchased	989	620
Other borrowed funds	266	265
Trust preferred capital notes	1,228	1,281

Total interest expense	$11,911	$16,797

Net interest income	$24,816	$20,757
Provision for loan losses	4,238	13,390

Net interest income after provision for loan losses	$20,578	$7,367

Non-interest income (charges):
Service charges and other fees	$876	$887
Non-deposit investment services commissions	129	157
Fees and net gains on loans held-for-sale	346	807
Loss on other real estate owned	(918)	—
Impairment loss on securities (1)	(851)	(30)
Other	107	(1)

Total non-interest income (charges)	$(311)	$1,820

Non-interest expense:
Salaries and employee benefits	$5,995	$5,921
Occupancy expense	2,710	2,767
FDIC insurance	1,309	912
Franchise tax expense	717	775
Data processing	674	600
Other operating expense	2,384	2,048

Total non-interest expense	$13,789	$13,023

Income (loss) before taxes	$6,478	$(3,836)
Provision (benefit) for income taxes	2,009	(1,427)

Net income (loss)	$4,469	$(2,409)

Effective dividend on preferred stock	1,250	787

Net income (loss) available to common stockholders	$3,219	$(3,196)

Earnings (loss) per common share, basic	$0.12	$(0.12)
Earnings (loss) per common share, diluted	$0.11	$(0.12)

Notes to consolidated financial statements are an integral part of these statements.

(1)	Loss on securities available-for-sale in 2010, consist of additional impairment losses since December 31, 2009, of $(395) thousand of which $(851) thousand was recognized as a loss of earnings and $456 thousand was recognized in other comprehensive income. In 2009, $(30) thousand in other-than-temporary impairment was recognized against earnings and $(123) thousand in other comprehensive loss.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2010 and 2009

(In thousands of dollars)

(Unaudited)

	Preferred Stock	Common Stock	Surplus	Warrants	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, January 1, 2009	$62,541	$26,575	$95,840	$8,520	$60,535	$(724)		$253,287
Comprehensive Loss:
Net loss					(2,409)		$(2,409)	(2,409)
Other comprehensive loss: reclassification adjustment for impairment loss on securities (net of tax of $11)						19	19	19
unrealized holding losses arising during the period (net of tax of $495)						(917)	(917)	(917)

Total comprehensive loss							$(3,307)

Stock options exercised	—	113	44	—	—	—		157
Stock option expense	—	—	155	—	—	—		155
Discount on preferred stock	363	—	—	—	(363)	—		—
Dividend on preferred stock	—	—	—	—	(424)	—		(424)

Balance, March 31, 2009	$62,904	$26,688	$96,039	$8,520	$57,339	$(1,622)		$249,868

Balance, January 1, 2010	$63,993	$26,745	$96,588	$8,520	$22,671	$351		$218,868
Comprehensive Income:
Net income					4,469		$4,469	4,469
Other comprehensive income: reclassification adjustment for impairment loss on securities (net of tax of $298)						553	553	553
unrealized holding gains arising during the period (net of tax of $424)						787	787	787

Total comprehensive income							$5,809

Stock options exercised	—	189	118	—	—	—		307
Stock option expense	—	—	162	—	—	—		162
Discount on preferred stock	363	—	—	—	(363)	—		—
Dividend on preferred stock	—	—	—	—	(887)	—		(887)

Balance, March 31, 2010	$64,356	$26,934	$96,868	$8,520	$25,890	$1,691		$224,259

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,469	$(2,409)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	701	685
Provision for loan losses	4,238	13,390
Stock based compensation expense	162	155
Deferred tax benefit	(1,894)	(502)
Accretion of trust preferred securities discount	64	64
Amortization of premiums and accretion of security discounts, net	147	139
Origination of loans held-for-sale	(18,668)	(61,119)
Sales of loans	21,909	59,218
Proceeds from gain on sale of loans Changes in other assets and other liabilities:	246	186
Loss on other real estate owned	918	—
Impairment loss on securities	851	30
Decrease (increase) in accrued interest receivable	524	(3)
Decrease (increase) in other assets	4,447	(4,823)
Decrease in other liabilities	(754)	(3,166)

Net Cash Provided by Operating Activities	$17,360	$1,845

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in loans	2,669	15,735
Purchase of securities available-for-sale	(40,893)	(31,018)
Purchase of securities held-to-maturity	—	(11,350)
Proceeds from principal payments on securities available-for-sale	13,884	9,951
Proceeds from principal payments on securities held-to-maturity	1,962	1,312
Proceeds from calls and maturities of securities available-for-sale	39,786	13,586
Proceeds from calls and maturities of securities held-to-maturity	747	1,297
Purchase of bank premises and equipment	(160)	(779)

Net Cash Provided (Used In) Investing Activities	$17,995	$(1,266)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$70,662	$67,223
Net increase (decrease) in repurchase agreements and Federal funds purchased	2,344	(3,735)
Net proceeds from issuance of capital stock	307	157
Dividend paid on preferred stock	(887)	(424)

Net Cash Provided by Financing Activities	$72,426	$63,221

Net Increase In Cash and Cash Equivalents	107,781	63,800

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	25,211	33,515

CASH AND CASH EQUIVALENTS – END OF PERIOD	$132,992	$97,315

Supplemental Schedule of Noncash Investing Activities:
Unrealized gain (loss) on securities	$2,062	$(1,382)
Tax benefits on stock options exercised	32	—
Other real estate owned transferred from loans	450	4,886
Supplemental Disclosure of Cash Flow Information:
Taxes Paid	$—	$—
Interest Paid	12,229	18,034

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

The accompanying unaudited consolidated financial statements of Virginia Commerce Bancorp, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions as of March 31, 2010 and December 31, 2009, the results of operations for the three months ended March 31, 2010 and 2009, and statements of cash flows and stockholders’ equity for the three months ended March 31, 2010 and 2009. These statements should be read in conjunction with the Company’s annual report on Form 10-K for the period ended December 31, 2009. In preparing these financial statements, management has evaluated subsequent events and transactions for potential recognition or disclosure through the date these financial statements were issued. Management has concluded there were no material subsequent events to be disclosed at this time.

Operating results for the three month period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010, or any other period.

Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the Fair Value Measurements and Disclosures topic of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

VIRGINIA COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements for March 31, 2010 and December 31, 2009, respectively:

		Fair Value Measurements at March 31, 2010 Using
(in thousands) Description	Balance as of March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$279,792	$—	$279,792	$—

		Fair Value Measurements at December 31, 2009 Using
(in thousands) Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$291,521	$—	$291,521	$—

Certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the periods ended March 31, 2010, and December 31, 2009. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Operations.

VIRGINIA COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis for March 31, 2010 and December 31, 2009, respectively:

		Carrying value at March 31, 2010
(in thousands) Description	Balance as of March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans	$127,346	$—	$110,358	$16,988
Foreclosed Assets	$26,269	$—	$26,269	$—

		Carrying value at December 31, 2009
(in thousands) Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans	$121,109	$—	$96,798	$24,311
Foreclosed Assets	$28,499	$—	$28,499	$—

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Short-Term Investments

For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

VIRGINIA COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Securities

For securities held for investment purposes, fair values are based upon quoted market prices, when available. If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data. The carrying value of restricted stock approximates fair value based on the redemption provisions of the issuers.

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

At March 31, 2010 and December 31, 2009, the fair value of loan commitments and stand-by letters of credit were deemed immaterial, and therefore, are not included in the table below.

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2010		December 31, 2009
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and short-term investments	$132,992	$132,992	$25,211	$25,211
Securities	334,160	335,262	348,585	349,836
Restricted Stock	11,751	11,751	11,751	11,751
Loans held-for-sale	3,005	3,005	6,492	6,492
Loans	2,203,156	2,221,572	2,210,064	2,227,593
Accrued interest receivable	10,013	10,013	10,537	10,537

VIRGINIA COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	March 31, 2010		December 31, 2009
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial liabilities:
Deposits	$2,299,989	$2,267,505	$2,229,327	$2,202,714
Securities sold under agreements to repurchase and federal funds purchased	179,073	201,534	176,729	200,146
Other borrowed funds	25,000	25,639	25,000	25,683
Trust preferred capital notes	66,121	82,471	66,057	82,651
Accrued interest payable	3,697	3,697	4,014	4,014

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

2. Investment Securities

Amortized cost and fair value of the securities available-for-sale and held-to-maturity as of March 31, 2010 and December 31, 2009, are as follows (dollars in thousands):

March 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale:
U.S. Government Agency obligations	$229,101	$6,016	$(306)	$234,811
Pooled trust preferred securities	6,468	—	(4,696)	1,772
Obligations of states and political subdivisions	41,621	1,607	(19)	43,209

	$277,190	$7,623	$(5,021)	$279,792

Held-to-maturity:
U.S. Government Agency obligations	$10,906	$295	$—	$11,201
Obligations of state and political subdivisions	43,462	807	—	44,269

	$54,368	$1,102	$—	$55,470

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale:
U.S. Government Agency obligations	$242,129	$6,004	$(999)	$247,134
Pooled trust preferred securities	7,241	—	(5,211)	2,030
Obligations of states and political subdivisions	41,610	873	(126)	42,357

	$290,980	$6,877	$(6,336)	$291,521

Held-to-maturity:
U.S. Government Agency obligations	$12,323	$430	$—	$12,753
Obligations of state and political subdivisions	44,741	821	—	45,562

	$57,064	$1,251	$—	$58,315

The amortized cost of securities pledged as collateral for repurchase agreements, certain public deposits, and other purposes were $234.0 million and $252.7 million at March 31, 2010 and December 31, 2009, respectively.

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

VIRGINIA COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Provided below is a summary of all securities which were in an unrealized loss position at March 31, 2010 and December 31, 2009, that were evaluated for other-than-temporary impairment, and deemed to not have an other-than-temporary impairment. Presently, the Company does not intend to sell any of these securities, will not be required to sell these securities, and expects to recover the entire amortized cost of all the securities. For U.S. Government Agency obligations and obligations of states/political subdivisions, the unrealized losses result from market or interest rate risk, while the unrealized losses pertaining to the pooled trust preferred securities are due to both performance and credit ratings, as well as interest rate risk.

At March 31, 2010	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government Agency obligations	$30,689	$(306)	$—	$—	$30,689	$(306)
Pooled trust preferred securities	—	—	1,772	(4,696)	1,772	(4,696)
Obligations of states/political subdivisions	—	—	2,718	(19)	2,718	(19)

	$30,689	$(306)	$4,490	$(4,715)	$35,179	$(5,021)

At December 31, 2009	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government Agency obligations	$70,876	$(999)	$—	$—	$70,876	$(999)
Pooled trust preferred securities	—	—	2,030	(5,211)	2,030	(5,211)
Obligations of states/political subdivisions	8,182	(57)	2,031	(69)	10,213	(126)

	$79,058	$(1,056)	$4,061	$(5,280)	$83,119	$(6,336)

As of March 31, 2010, the Company had three pooled trust preferred securities that were deemed to be other-than-temporarily impaired (“OTTI”) based on a present value analysis of expected future cash flows. These securities had a fair value of $755 thousand and a cumulative other-than-temporary impairment loss of $5.5 million, of which $2.9 million has been recognized in other comprehensive loss, and $2.7 million has been recognized in earnings (in current and prior periods). The following table provides further information on these three securities as of March 31, 2010 (in thousands):

Security	Class	Current Moody’s Ratings (Lowest Assigned Rating)	Par Value	Book Value/ Fair Value	Unrealized Loss	Current Defaults and Deferrals	% of Current Defaults and Deferrals to Current Collateral	Excess Sub (1)	Estimated Incremental Defaults Required to Break Yield (2)	Cumulative Other Comprehensive Loss (3)	Amount of OTTI Related to Credit Loss (3)
PreTSL VI	Mez	Caa1	$522	$310	$212	$33,000	81%	-49.7%	BROKEN	$56	$156
PreTSL X	B-1	Ca	2,028	258	1,770	220,595	44%	-100.0%	BROKEN	617	1,153
PreTSL XXVI	C-2	Ca	3,737	187	3,550	273,000	28%	-23.3%	BROKEN	2,187	1,363

Total			$6,287	$755	$5,532					$2,860	$2,672

As of March 31, 2010, the Company had one pooled trust preferred security that was deemed to be temporarily impaired based on a present value analysis of expected future cash flows. The security had a fair value of $1.0 million. The following table provides further information on this security as of March 31, 2010 (in thousands):

VIRGINIA COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Security	Class	Current Moody’s Ratings (Lowest Assigned Rating)	Par Value	Book Value/ Fair Value	Unrealized Loss	Current Defaults and Deferrals	% of Current Defaults and Deferrals to Current Collateral	Excess Sub (1)	Estimated Incremental Defaults Required to Break Yield (2)	Cumulative Other Comprehensive Loss (3)	Amount of OTTI Related to Credit Loss (3)
PreTSL XXVII	B	B3	$2,853	$1,017	$1,836	$81,800	25%	-0.7%	$70,500	$1,836	—

(1)	Excess subordination is the difference between the remaining performing collateral and the amount of bonds outstanding that are pari passu and senior to the class the Company owns. Negative excess subordination indicates there is not enough performing collateral in the pool to cover the outstanding balance of all classes senior to those the Company owns.
(2)	A break in yield for a given class means that defaults/deferrals have reached such a level that the class would not receive all of its contractual cash flows (principal and interest) by maturity (so that it is not just a temporary interest shortfall, but an actual loss in yield on the investment). This represents additional defaults beyond those assumed in our cash flow modeling.
(3)	Pre-tax.

VIRGINIA COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents a roll-forward of the credit loss component amount of OTTI recognized in earnings:

(in thousands)
Amount recognized through December 31, 2009	$1,821
Additions:
Initial credit impairments	—
Subsequent credit impairments	851

Amount recognized through March 31, 2010	$2,672

Management has evaluated each of these securities for potential impairment under ASC 325 Investments-Other and the most recently issued guidance, and has reviewed each of the issues’ collateral participants most recent earnings, capital and loan loss reserve levels, and non-performing loan levels to estimate a future deferral and default rate in basis points for the remaining life of each security. As of March 31, 2010, we used 50 basis points for PreTSL VI and X, 60 basis points for PreTSL XXVI, and 30 basis points for PreTSL XXVII in expected deferrals and defaults as a percentage of remaining collateral for future periods. In performing a detailed present value cash flow analysis for each security, the deferral and default rate was treated the same. If this analysis results in a present value of expected cash flows that is less than the amortized cost basis of a security (that is, a credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is considered temporary. The cash flow analysis we performed used discount rates equal to the credit spread at the time of purchase for each security and then added the current 3-month LIBOR spot rate. The analysis also assumed 15% recoveries on deferrals after two years and prepayments of 1% per year on each security. As of March 31, 2010, there were 2 out of 5 performing banks in PreTSL VI, 36 out of 57 in PreTSL X, 44 out of 64 in PreTSL XXVI, and 27 out of 42 in PreTSL XXVII.

Our investment in Federal Home Loan Bank (“FHLB”) stock totaled $6.0 million at March 31, 2010. FHLB stock is generally viewed as a long-term investment and as a restricted security, which is carried at cost, because there is no market for the stock, other than FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of repurchases of excess stock in 2010, we do not consider this investment to be other-than-temporarily impaired at March 31, 2010, and no impairment has been recognized. FHLB stock is shown in restricted securities on the balance sheet and is not part of the available-for-sale securities portfolio.

3. Loans

Major classifications of loans, excluding loans held-for-sale, are summarized as follows:

	March 31, 2010	December 31, 2009
	(Dollars in thousand)
Commercial	$224,498	$238,327
Real estate-one to four family residential:
Closed end first and seconds	278,708	271,501
Home equity lines	134,638	135,233

Total real estate-one-to-four family residential	$413,346	$406,734
Real estate-multifamily residential	72,560	66,799
Real estate-non-farm, non-residential:
Owner Occupied	464,338	452,776
Non-owner occupied	659,687	673,169

Total Real estate-non-farm, non-residential	$1,124,025	$1,125,945
Real estate-construction:
Residential-Owner Occupied	17,707	15,161
Residential-Builder	210,600	224,855
Commercial	194,019	188,276

Total Real estate-construction:	$422,326	$428,292
Farmland	2,673	2,675
Consumer	10,014	10,368

Total loans	$2,269,442	$2,279,140
Less unearned income	3,879	3,924
Less allowance for loan losses	62,407	65,152

Loans, net	$2,203,156	$2,210,064

VIRGINIA COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Allowance for Loan Losses

An analysis of the allowance for loan losses for three months ended March 31, 2010, and the year ended December 31, 2009 is shown below (dollars in thousands):

	March 31, 2010	December 31, 2009
Allowance, at beginning of period	$65,152	$36,475
Provision charged against income	4,238	81,913
Recoveries added to reserve	548	1,377
Losses charged to reserve	(7,531)	(54,613)

Allowance, at end of period	$62,407	$65,152

Information about impaired loans as of and for March 31, 2010 and December 31, 2009, is as follows (dollars in thousands):

	March 31, 2010	December 31, 2009
Non-accrual loans for which a specific allowance has been provided	$48,020	$34,572
Non-accrual loans for which no specific allowance has been provided	34,212	31,237
Other impaired loans for which a specific allowance has been provided	109,710	117,384
Other impaired loans for which no specific allowance has been provided	51,756	54,438

Total impaired loans	$243,698	$237,631

Allowance provided for impaired loans, included in the allowance for loan losses	$30,384	$30,847

In performing a specific reserve analysis on all impaired loans as of March 31, 2010, current third party appraisals were used with respect to approximately 65% of impaired loans to assist with the evaluation of collateral values for the purpose of establishing specific reserves. When a loan is identified as impaired and collateral dependent, a current evaluation of collateral value via third party appraisal or other valuation methodology is conducted within the calendar quarter of identification when possible but, not less than 90 days after identification. Charge-offs and specific reserves are established upon determination of collateral value. During the interim between identification of an impaired loan and receipt of a current appraisal of the related collateral, specific reserves are established based upon interim methodologies including discounted cash flow analysis, tax assessment values and review of market comparables. In general, variances between charge-offs and fair value of collateral is limited to estimates of projected costs of sale. Costs of sale are estimated at 10% of value. Partially charged-off loans remain non-performing until such time as a viable restructuring plan is developed. Upon execution of a forbearance agreement including modified terms, an impaired loan will be re-classified from non-performing to a troubled debt restructuring, but will continue to be identified as impaired until the loan performs under the modified terms for the remainder of the calendar year in which it was restructured, but not less than 90 days. As noted above, in the majority of cases, external appraisals are used to establish fair value of the related collateral. In the interim prior to receipt of a current appraisal or in those situations where a current appraisal is not deemed practical or necessary, discounted cash flow analysis, tax assessment values, review of market comparables and other methodologies are used to establish fair value. Impaired loans which do not have a specific reserve are those loans which have been identified to have sufficient collateral coverage, based upon the fair value of collateral, to repay the entire principal balance due from collateral liquidation.

There were $318 thousand and $3.8 million, in loans past due 90 days or more, and still accruing interest at March 31, 2010 and December 31, 2009, respectively, not classified as impaired loans.

VIRGINIA COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Earnings (Loss) Per Common Share

The following shows the weighted average number of shares used in computing (loss) earnings per common share and the effect on the weighted average number of shares of diluted potential common stock. As of March 31, 2010, and 2009, there were 3,568,224 and 3,359,672 anti-dilutive stock options and warrants outstanding, respectively.

	March 31, 2010		March 31, 2009
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings (loss) per common share	26,933,923	$0.12	26,688,143	$(0.12)
Effect of dilutive securities:
Stock options and warrants	1,076,955		—

Diluted earnings (loss) per common share	28,010,878	$0.11	26,688,143	$(0.12)

6. Stock Compensation Plan

At March 31, 2010, the Company had two stock-based compensation plans, including the Company’s 2010 Equity Plan approved by the Board of Directors on March 2, 2010. Included in salaries and employee benefits expense for the three months ended March 31, 2010 and 2009, is $162 thousand and $155 thousand, respectively, of stock-based compensation expense which is based on the estimated fair value of 820,543 options granted between January 2006 and March 2010, as adjusted, amortized on a straight-line basis over a five year requisite service period. As of March 31, 2010, there was $1.4 million remaining of total unrecognized compensation expense related to these option awards which will be recognized over the remaining requisite service periods.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2010 and 2009:

	2010	2009
Expected volatility	32.21%	30.59%
Expected dividends	.00%	.00%
Expected term (in years)	7.2	7.2
Risk-free rate	3.17%	2.14% to 3.34%

Stock option plan activity for the three months ended March 31, 2010, is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2010	1,926,859	$7.84
Granted	53,650	5.64
Exercised	(189,378)	1.46
Forfeited	(1,089)	16.76

Outstanding at March 31, 2010	1,790,042	$8.44	4.5 years	$—
Exercisable at March 31, 2010	1,398,615	$8.25	3.4 years	$—

The total value of in-the-money options exercised during the three months ended March 31, 2010, was $485 thousand.

VIRGINIA COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Capital Requirements

A comparison of the Company’s and its wholly-owned subsidiary’s, Virginia Commerce Bank (the “Bank”) capital ratios as of March 31, 2010, with the minimum regulatory guidelines is as follows:

	Actual Capital	Minimum Capital Requirements	Minimum to be “Well-Capitalized” Under Prompt Corrective Action Provisions
Total Risk-Based Capital:
Company	13.16%	8.00%	—
Bank	13.06%	8.00%	10.00%

Tier 1 Risk-Based Capital:
Company	11.91%	4.00%	—
Bank	11.81%	4.00%	6.00%

Leverage Ratio:
Company	10.34%	4.00%	—
Bank	10.29%	4.00%	5.00%

8. Other Borrowed Funds and Lines of Credit

The Bank maintains a $408.2 million line of credit with the Federal Home Loan Bank of Atlanta. The interest rate and term of each advance from the line is dependent upon the advance and commitment type. Advances on the line are secured by all of the Bank’s qualifying first liens and home equity lines-of-credit on one-to-four unit single-family dwellings. As of March 31, 2010, the book value of these qualifying loans totaled approximately $217.5 million and the amount of available credit using this collateral was $109.9 million. Advances on the line of credit in excess of this amount require pledging of additional assets, including other types of loans and investment securities. As of March 31, 2010 and December 31, 2009, the Bank had $25 million in advances outstanding that mature on September 21, 2012, but are callable by the Federal Home Loan Bank on any quarterly interest payment date. The Bank has additional short-term lines of credit totaling $47 million with nonaffiliated banks at March 31, 2010, on which there were no amounts outstanding.

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

VIRGINIA COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Forward-Looking Statements

This management’s discussion and analysis and other portions of this report, contain forward-looking statements within the meaning of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. In some cases, forward-looking statements can be identified by use of words such as “may,” “will,” “anticipates,” “believes,” “expects,” “plans,” “estimates,” “potential,” “continue,” “should,” and similar words or phrases. These statements are based upon current and anticipated economic conditions, nationally and in the Company’s market, interest rates and interest rate policy, competitive factors, and other conditions which by their nature, are not susceptible to accurate forecast, and are subject to significant uncertainty. Because of these uncertainties and the assumptions on which this discussion and the forward-looking statements are based, actual future operations and results may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward-looking statements. The Company’s past results are not necessarily indicative of future performance. Virginia Commerce Bancorp, Inc. disclaims any obligation to update or revise publicly or otherwise any forward-looking statements to reflect subsequent events, new information or future circumstances.

Non-GAAP Presentations

This management’s discussion and analysis refers to the efficiency ratio, as adjusted, which is computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income before losses on other real estate owned (“OREO”) and core operating earnings, which is net income excluding taxes, loan loss provisions and losses on OREO and securities. These are non-GAAP financial measures that we believe provides investors with important information regarding our operational efficiency and earnings performance. Comparison of our efficiency ratio, as adjusted, with those of other companies may not be possible because other companies may calculate these financial measures differently. The Company, in referring to its net income, is referring to income under accounting principles generally accepted in the United States, or “GAAP.”

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

Critical Accounting Policies

For the period ended March 31, 2010, there were no changes in the Company’s critical accounting policies as reflected in the Company’s most recent annual report.

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

Our allowance for loan losses has two basic components: the specific allowance and the general allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The specific allowance is used to individually allocate an allowance for impaired loans. Impairment testing includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral. These factors are combined to estimate the probability and severity of inherent losses based on the Company’s calculation of the loss embedded in the individual loan. Large groups of smaller balance, homogeneous loans, representing 1-4 family residential first and second trusts, including home equity lines-of-credit, are collectively evaluated for impairment based upon factors such as levels and trends in delinquencies, trends in loss and problem loan identification, trends in volumes and concentrations, local and national economic trends and conditions including estimated levels of housing price depreciation/homeowners’ loss of equity, competitive factors and other considerations. These factors are converted into reserve percentages and applied against the homogenous loan pool balances. Impaired loans which meet the criteria for substandard, doubtful and loss are segregated from performing loans within the portfolio. Internally classified loans are then grouped by loan type (commercial, commercial real estate, commercial construction, residential real estate, residential construction or installment). The general formula is used to estimate the loss of non-classified loans. These un-criticized loans are also segregated by loan type and allowance factors are assigned by management based on delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of management, national and local economic trends, concentrations of credit, quality of the loan review system and the effect of external factors (i.e. competition and regulatory requirements). The factors assigned differ by loan type. The general allowance recognizes potential losses whose impact on the portfolio has yet to be recognized by a specific allowance. Allowance factors and the overall size of the allowance may change from period to period based on management’s assessment of the above described factors and the relative weights given to each factor. Further information regarding the allowance for loan losses is provided under the caption “Allowance for Loan Losses/Provision for Loan Loss Expense” later in this report and in Note 4 to the Consolidated Financial Statements.

The Company’s 1998 Stock Option Plan (the “1998 Plan”), which is shareholder-approved, permitted the grant of share options to its directors and officers for up to 2.3 million shares of common stock. The Company’s 2010 Equity Plan, which is also shareholder-approved and replaces the 1998 Plan, permits the grant of share options and other awards for up to 1.5 million shares of common stock to directors and officers. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant, generally vest based on 5 years of continuous service and have 10-year contractual terms. The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model that currently uses historical volatility of the Company’s stock based on a 7.2 year expected term, before exercise, for the options granted, and a risk-free interest rate based on the U.S. Treasury Department (the “Treasury”) curve in effect at the time of the grant to estimate total stock-based compensation expense. This amount is then amortized on a straight-line basis over the requisite service period, currently 5 years, to salaries and benefits expense. See Note 6 to the Consolidated Financial Statements for additional information regarding the plans and related expense.

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

Results of Operations

For the three months ended March 31, 2010, the Company recorded net income of $4.5 million. After an effective dividend of $1.3 million to the Treasury on preferred stock, the Company reported net income to common stockholders of $3.2 million, or $0.11 per diluted common share, compared to a loss of $3.2 million, or $0.12 per diluted common share in the first quarter of 2009. The year-over-year earnings improvement was largely attributable to a 68% decrease in loan loss provisions from $13.4 million to $4.2 million, and a $4.1 million increase in net interest income. Earnings for the quarter were also impacted by a $918 thousand loss on OREO and an impairment loss on securities of $851 thousand. Excluding taxes, loan loss provisions and the losses on OREO owned and securities, core operating earnings for the three months ended March 31, 2010, of $12.5 million were up $2.9 million, or 30.3%, compared to $9.6 million for the same period in 2009.

Total assets increased $77.7 million, or 2.8%, from $2.73 billion at December 31, 2009, to $2.80 billion at March 31, 2010, as total deposits grew $70.7 million, or 3.2%, from $2.23 billion to $2.30 billion. Loans, net of allowance for loan losses, were down $6.9 million, or 0.3%, with non-farm, non-residential real estate loans down $1.9 million, construction loans down $6.0 million, one-to-four family residential real estate loans up $6.6 million, and commercial loans down $14.2 million. Loan production for the quarter was negatively impacted by lower economic activity and demand in both the business and consumer sectors, a reallocation of lending personnel to problem loan identification and resolution and a strategic decision to moderate overall loan growth, restrict acquisition, development and construction lending and focus on deposit generation and non-credit products. Lending efforts are being focused on building greater market share in commercial and industrial lending, especially in sectors forecast for growth, such as government contract lending and select service industries, with strategic hiring, marketing campaigns and calling efforts.

Total deposit growth of $70.7 million included a slight decrease in demand deposits of $7.9 million, or 3.3%, from $239.6 million at December 31, 2009, to $231.7 million at March 31, 2010, an increase in interest-bearing demand deposits of $103.1 million, or 10.5%, and a decrease in time deposits of $24.6 million, or 2.4%. The majority of the Bank’s deposits are attracted from individuals and businesses in the Northern Virginia and the Metropolitan Washington, D.C. area. The increases in interest-bearing demand deposits were due primarily to success with the Company’s MEGA Savings and MEGA Checking account products as well as its Premier Interest Checking for non-profits. The declines in time deposits are reflective of lower loan volume, requiring lower levels of funding, and strategic pricing of certificates of deposits relative to both the competitive market and the Company’s pricing on interest-bearing transaction accounts. The proportionate share of time deposits to total deposits has declined from 67.2% at year-end 2008, to 45.1% at December 31, 2009, and to 42.6% as of March 31, 2010. Time deposits are expected to decrease below 40% by the end of 2010. Brokered certificates of deposit represent $80.1 million of total time deposits, or 3.5% of total deposits, at March 31, 2010.

As noted, for the three months ended March 31, 2010, the Company recorded net income to common stockholders of $3.2 million compared to a loss of $3.2 million for the three months ended March 31, 2009, as net interest income increased $4.1 million, or 19.6%, non-interest income decreased $2.1 million with a $918 thousand loss on OREO and an $851 thousand impairment loss on securities, while non-interest expense rose $766 thousand, or 5.9% and provisions for loan losses were down $9.2 million. The Company’s return on average assets and return on average equity were 0.65% and 8.16% for the three months ended March 31, 2010, compared to a negative 0.35% and 3.86% for the same period in 2009.

Stockholders’ equity increased $5.4 million, or 2.5%, from $218.9 million at December 31, 2009, to $224.3 million at March 31, 2010, with net income to common stockholders of $3.2 million and an $1.3 million increase in other comprehensive income related to the investment securities portfolio, and $469 thousand in proceeds and tax benefits related to the exercise of options by company directors and officers, and stock option expense credits. As a result of these changes and a lower level of risk-weighted assets, the Company’s Tier 1 Capital ratio increased from 11.48% at December 31, 2009, to 11.91% at March 31, 2010, and its total qualifying capital ratio increased from 12.73% to 13.16%. The Bank’s ratios increased by similar levels.

Net Interest Income

Net interest income is the excess of interest earned on loans and investments over the interest paid on deposits and borrowings and is the Company’s primary revenue source. Net interest income is thereby affected by overall balance sheet growth, changes in interest rates and changes in the mix of investments, loans, deposits and borrowings. Net interest income for the first quarter of $24.8 million was up $4.0 million, or 19.6%, over the same quarter last year, as the net interest margin increased from 3.15% in the first quarter of 2009 to 3.79% for the current three-month period. On a sequential basis, the margin was up one basis point. The year-over-year increase in the net interest margin was driven by lower deposit costs due to significant reductions in the level of time deposits, and increased levels of demand deposits and lower rate interest-bearing transaction accounts. As a result, the average cost of interest-bearing deposits fell from 2.96% in the first quarter of 2009, to 1.88% in the current period, while the yield on interest-earning assets declined only nine basis points from 5.68% to 5.59%.

The following table shows the average balance sheets for each of the three months ended March 31, 2010 and 2009. In addition, the amounts of interest earned on interest-earning assets, with related yields on a tax-equivalent basis, and interest expense on interest-bearing liabilities, with related rates, are shown. Loans placed on a non-accrual status are included in the average balances. Net loan fees and late charges included in interest income on loans totaled $747 thousand and $829 thousand for the three months ended March 31, 2010 and 2009, respectively.

	Three Months Ended March 31,
	2010			2009
(Dollars in thousands)	Average Balance	Interest Income- Expense	Average Yields / Rates	Average Balance	Interest Income- Expense	Average Yields / Rates
Assets
Securities(1)	$338,138	$3,706	4.55%	$327,597	$4,007	5.02%
Restricted Stock	11,752	88	3.00%	11,091	84	3.03%
Loans, net of unearned income	2,280,980	32,905	5.86%	2,312,936	33,443	5.87%
Interest-bearing deposits in other banks	98	—	0.04%	102	—	0.12%
Federal funds sold	48,732	28	0.23%	41,386	20	0.19%

Total interest-earning assets	$2,679,700	$36,727	5.59%	$2,693,112	$37,554	5.68%
Other assets	93,712			61,865

Total Assets	$2,773,412			$2,754,977

Liabilities and Stockholders’ Equity
Interest-bearing deposits:
NOW accounts	$281,142	$812	1.17%	$190,817	$610	1.30%
Money market accounts	146,609	492	1.36%	149,739	577	1.56%
Savings accounts	603,703	2,497	1.68%	241,424	1,439	2.42%
Time deposits	1,002,008	5,627	2.28%	1,424,332	12,005	3.42%

Total interest-bearing deposits	$2,033,462	$9,428	1.88%	$2,006,312	$14,631	2.96%
Securities sold under agreement to repurchase and federal funds purchased	181,955	989	2.20%	185,210	620	1.36%
Other borrowed funds	25,000	266	4.25%	25,000	265	4.25%
Trust preferred capital notes	66,090	1,228	7.43%	65,832	1,281	7.78%

Total interest-bearing liabilities	$2,306,507	$11,911	2.09%	$2,282,354	$16,797	2.98%
Demand deposits	224,280			201,931
Other liabilities	20,556			17,413

Total liabilities	$2,551,343			$2,501,698
Stockholders’ equity	222,069			253,279

Total liabilities and stockholders’ equity	$2,773,412			$2,754,977

Interest rate spread			3.50%			2.70%
Net interest income and margin		$24,816	3.79%		$20,757	3.15%

(1)	Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders’ equity. Average yields on securities are stated on a tax equivalent basis, using a 35% rate.

Allowance for Loan Losses / Provision for Loan Loss Expense

Provisions for loan losses were $4.2 million for the three months ended March 31, 2010, compared to $13.4 million in the same period in 2009, with net charge-offs of $7.0 million in the first quarter versus $12.4 million for the three months ended March 31, 2009. Despite a sequential increase in non-performing assets of $10.7 million and an increase in troubled debt restructurings of $9.1 million, the total allowance for loan losses declined by $2.7 million from 2.86% of total loans at December 31, 2009, to 2.75% at March 31, 2010. This decline of $2.7 million in the allowance reflected the charge-off of $5.8 million in specific reserves that were part of the allowance as of December 31, 2009, the recovery of $548 thousand in prior period charge-offs, specific reserves added for additions to impaired loans of $5.4 million, and a decline of $2.3 million in general reserves. The decline in the general reserves was due to a 20 basis point decrease in our qualitative factors on commercial real estate loans and commercial construction loans with improvement in local economic conditions and delinquency levels in those portfolios, as reflected in the decline in commercial real estate loans 30 to 89 days past due from $22.2 million at September 30, 2009, to $7.5 million at March 31, 2010, and no delinquencies in our commercial construction loan portfolio. See “Risk Elements and Non-Performing Assets” later in this discussion for more information on non-performing assets and loans 90 + days past due and other impaired loans.

Management feels that the allowance for loan losses is adequate at March 31, 2010. However, there can be no assurance that additional provisions for loan losses will not be required in the future, including as a result of possible changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, and the residential real estate market in particular, on a national basis or in the Company’s market area, or changes in the circumstances of particular borrowers.

The Company generates a quarterly analysis of the allowance for loan losses, with the objective of quantifying portfolio risk into a dollar figure of inherent losses, thereby translating the subjective risk value into an objective number. Emphasis is placed on semi-annual independent external loan reviews and monthly internal reviews. The determination of the allowance for loan losses is based on applying and summing the results of eight qualitative factors and a historical loss factor to each category of loans along with any specific allowance for impaired and adversely classified loans within the particular category. Each factor is assigned a percentage weight and that total weight is applied to each loan category. The resulting sum from each loan category is then combined to arrive at a total allowance for all categories. Factors are different for each loan category. Qualitative factors include: levels and trends in delinquencies and non-accruals, trends in volumes and terms of loans, effects of any changes in lending policies, the experience, ability and depth of management, national and local economic trends and conditions, concentrations of credit, quality of the Company’s loan review system, and regulatory requirements. The total allowance required thus changes as the percentage weight assigned to each factor is increased or decreased due to its particular circumstance, as historical loss factors are updated, as the various types and categories of loans change as a percentage of total loans and as specific allowances are required on impaired loans and charge-offs occur. The decision to specifically reserve for or to charge-off or partially charge-off an impaired loan balance is based upon an evaluation of that loan’s potential to improve, based upon near term change in financial or market conditions, which would enable collection of the portion of the loan determined to be impaired. If these conditions are determined to be favorable, a specific reserve would be established as opposed to a charge-off. For further information regarding the allowance for loan losses see Note 4 to the Consolidated Financial Statements.

The following schedule summarizes the changes in the allowance for loan losses:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Twelve Months Ended December 31, 2009
	(Dollars in thousands)

Allowance, at beginning of period	$65,152	$36,475	$36,475
Provision charged against income	4,238	13,390	81,913
Recoveries:
Consumer loans	4	46	67
Commercial	10	5	739
Real estate one-to-four family residential:
Permanent first and second	6	—	42
Home equity loans and liens	274	—	51
Real estate-nonfarm, nonresidential	51	—	149
Real estate-construction	203	146	329
Losses charged to reserve:
Consumer loans	(654)	(77)	(416)
Commercial loans	(2,501)	(2,102)	(16,317)
Real Estate one-to-four family residential:
Permanent first and second	(1,970)	(115)	(1,867)
Home equity loans and liens	(260)	(826)	(1,516)
Real estate-multi-family residential	—	—	—
Real estate-nonfarm, nonresidential	(999)	(211)	(2,108)
Real estate-construction	(1,147)	(9,237)	(32,389)

Net charge-offs	(6,983)	(12,371)	(53,236)

Allowance, at end of period	$62,407	$37,494	$65,152

Ratio of net charge-offs to average total loans outstanding during period	0.31%	0.53%	2.34%
Allowance for loan losses to total loans	2.75%	1.64%	2.86%

The following schedule provides a breakdown of general reserves and specific reserves for impaired loans by loan type:

	March 31, 2010	March 31, 2009	December 31, 2009
	(Dollars in thousands)

Allocation of the allowance for loan losses:
Real estate –mortgage-general	$13,083	$8,919	$14,669
Real estate –mortgage-specific	11,469	1,107	11,845
Real estate – construction-general	12,475	5,574	13,616
Real estate – construction-specific	14,170	13,559	13,341
Commercial-general	6,158	3,504	5,700
Commercial-specific	4,629	4,680	5,541
Consumer-general	307	101	320
Consumer-specific	116	50	120

Total	$62,407	$37,494	$65,152

Risk Elements and Non-Performing Assets

Non-performing assets consist of non-accrual loans and OREO (foreclosed properties). For the three months ended March 31, 2010, total non-performing assets and loans 90+ days past due and still accruing interest increased by

$10.7 million, from $98.1 million at December 31, 2009, to $108.8 million at March 31, 2010, and have declined $53.2 million from $162.0 million at March 31, 2009. As a result, the ratio of non-performing assets and loans 90+ days past due and still accruing to total assets decreased from 5.84% at March 31, 2009, to 3.88% at March 31, 2010, and increased from 3.60% of total assets at December 31, 2009. Loans are placed in non-accrual status when in the opinion of management the collection of additional interest is unlikely or a specific loan meets the criteria for non-accrual status established by regulatory authorities. No interest is taken into income on non-accrual loans. A loan remains on non-accrual status until the loan is current as to both principal and interest or the borrower demonstrates the ability to pay and remain current, or both.

Our underwriting for new acquisition, development, and construction loans always includes the interest cost for the loan whether an interest reserve is approved or not. In other words, the equity requirement in the new loan is established reflecting the amount of interest required to serve the project. We continually monitor the adequacy of reserve requirements, including interest reserves, during the draw process to ensure the project is being completed on time and within budget. We have restructured loans due to the slow market, re-underwriting each loan based on time and cost to complete. We do not continue funding interest reserves just to keep the loan from becoming non-performing. We consider whether the loan to value will support current and future advances and whether the project is meeting certain completion criteria necessary to successfully complete the project. Once a loan becomes non-performing, we do not allow draws on interest reserves.

Other impaired loans, that are currently performing, and troubled debt restructurings, performing in accordance with their modified terms, decreased from $171.8 million at December 31, 2009, to $161.5 million at March 31, 2010. These loans have been identified by the Company as having certain weaknesses as a result of the Company’s specific knowledge about the customer or recent credit events, and are classified as substandard and subject to impairment testing at each balance sheet date.

Troubled debt restructurings which represented $81.0 million of other impaired loans as of March 31, 2010, were up from $71.9 million at December 31, 2009. These loans which have been provided concessions such as rate reductions, payment deferrals, and in some cases forgiveness of principal are all on accrual status. If the loan was on non-accrual at the time of the concession it is the Company’s policy that it remain on non-accrual and perform in accordance with the modified terms for a period of six months. As of March 31, 2010, all troubled debt restructurings were accruing interest. If a troubled debt restructuring is on non-accrual status it is reported as a non-accrual asset. Since early 2008, the Company has had only one troubled debt restructuring, for $649 thousand, that was subsequently placed on non-accrual status.

Foreclosed real properties include properties that have been substantively repossessed or acquired in complete or partial satisfaction of debt. Such properties, which are held for resale, are carried at the lower of book value or fair value, including a reduction for the estimated selling expenses, or principal balance of the related loan. Reviews and discussions with regard to value and disposition of each foreclosed property are conducted monthly by the Company’s Special Asset Committee. The carrying value of a foreclosed asset is immediately adjusted down when new information is obtained, including a potentially acceptable offer, the sale of a similar property in the vicinity of one of the Company’s assets, and/or a change in the price the property is being listed for. The Company also uses the advice of outside consultants and real estate agents with knowledge of the markets the properties are located in. Appraisals are ordered when the property is foreclosed on, but are not routinely updated at each balance sheet date. The Company confirms that it performed the above noted procedures and made the proper impairment adjustments, if any, at the balance sheet date.

Total non-performing assets consist of the following:

	March 31, 2010	March 31, 2009	December 31, 2009
	(In Thousands of Dollars)

Non-accrual loans:
Commercial	$9,931	$10,433	$6,929
Real estate-one-to-four family residential:
Closed end first and seconds	4,610	735	5,769
Home equity lines	693	319	420

Total Real estate-one-to-four family residential	$5,303	$1,054	$6,189
Real estate-non-farm, non-residential:
Owner Occupied	9,019	6,319	8,600
Non-owner occupied	14,871	792	6,506

Total Real estate-non-farm, non-residential	$23,890	$7,111	$15,106
Real estate-construction:
Residential-Owner Occupied	—	5,115	517
Residential-Builder	36,078	67,274	30,110
Commercial	6,911	34,829	6,911

Total Real estate-construction:	$42,989	$107,218	$37,538
Consumer	119	(2)	47

Total Non-accrual loans	$82,232	$125,814	$65,809
OREO	26,269	12,455	28,499

Total non-performing assets	$108,501	$138,269	$94,308

Loans 90+ days past due and still accruing:
Commercial	$45	$1,810	$3,797
Real estate-one-to-four family residential:
Closed end first and seconds	238	4,032	—
Home equity lines	—	184	—

Total Real estate-one-to-four family residential	$238	$4,216	$—
Real estate multi-family residential	—	—	—
Real estate-non-farm, non-residential:
Owner Occupied	—	363	—
Non-owner occupied	—	8,807	—

Total Real estate-non-farm, non-residential	$—	$9,170	$—
Real estate-construction:
Residential-Owner Occupied	—	—	—
Residential-Builder	26	8,594	26
Commercial	—	—	—

Total Real estate-construction:	$26	$8,594	$26
Consumer	9	—	3

Total Loans past due 90 days and still accruing	$318	$23,790	$3,826

Total non-performing assets and past due loans	$108,819	$162,059	$98,134

	March 31, 2010	March 31, 2009	December 31, 2009
	(In Thousands of Dollars)

Non-performing assets
to total loans:	4.78%	6.05%	4.14%
to total assets:	3.87%	4.99%	3.46%
Non-performing assets and 90+ days past due loans
to total loans:	4.79%	7.09%	4.31%
to total assets:	3.88%	5.84%	3.60%

Troubled debt restructurings:
Commercial	$8,550	$—	$8,963
Real estate-one-to-four family residential:
Closed end first and seconds	5,464	—	5,465
Home equity lines	—	—	—

Total Real estate-one-to-four family residential	$5,464	$—	$5,465
Real estate multi-family residential	—	—	1,598
Real estate-non-farm, non-residential:
Owner Occupied	3,804	—	3,730
Non-owner occupied	13,178	—	20,305

Total Real estate-non-farm, non-residential	$16,982	$—	$24,035
Real estate-construction:
Residential-Owner Occupied	—	—	—
Residential-Builder	13,598	—	12,894
Commercial	36,383	—	18,855

Total Real estate-construction:	$49,981	$—	$31,749
Consumer	16	—	75

Total troubled debt restructurings	$80,993	$—	$71,885

Non-performing loans continue to be concentrated in residential and commercial construction and land development loans in outer sub-markets hardest hit by the residential downturn and commercial and consumer credits experiencing the after shocks in sub-contracting businesses and workforce employment. Overall, as of March 31, 2010, $43.0 million, or 52.3%, of non-performing loans represented acquisition, development and construction loans, $23.9 million, or 29.0%, represented non-farm, non-residential loans, $9.9 million, or 12.0%, represented commercial and industrial loans and $5.3 million, or 6.4%, represented loans on one-to-four family residential properties. The Company would have recorded additional gross interest income of approximately $1.1 million for the quarter ended March 31, 2010 and $1.8 million for the quarter ended March 31, 2009, if non-accrual loans had been current throughout these periods. Interest actually received on non-accrual loans was $305 thousand in 2010 and $650 thousand in 2009. See Note 4 to the Consolidated Financial Statements for additional information regarding the Company’s non-performing assets.

The following provides a breakdown of the construction and non-farm/non-residential loan portfolios by location, including loans on non-accrual status, with dollars in thousands:

	As of March 31, 2010
Residential, Acquisition, Development and Construction By County/Jurisdiction of Origination:	Total Outstandings	Percentage of Total	Non-accrual Loans	Non-accruals as a % of Outstandings	Net charge- offs as a % of Outstandings
District of Columbia	$14,743	6.5%	$—	—	—
Montgomery, MD	8,316	3.6%	6,283	2.8%	0.5%
Prince Georges, MD	22,552	9.9%	1,000	0.4%	—
Other Counties in MD	4,909	2.2%	—	—	—
Arlington/Alexandria, VA	43,315	19.0%	4,334	1.9%	—
Fairfax, VA	52,110	22.7%	6,493	2.8%	—
Culpeper/Fauquier, VA	6,054	2.7%	4,968	2.2%	—
Fredericksburg, VA	6,281	2.8%	6,250	2.7%	—
Loudoun, VA	28,432	12.5%	770	0.3%	—
Prince William, VA	11,708	5.1%	1,082	0.5%	—
Spotsylvania, VA	660	0.3%	—	—	—
Stafford, VA	22,696	9.9%	4,898	2.1%	—
Other Counties in VA	5,967	2.6%	—	—	—
Outside VA, MD & DC	564	0.2%	—	—	—

	$228,307	100.0%	$36,078	15.8%	0.5%

	As of March 31, 2010
Commercial, Acquisition, Development and Construction By County/Jurisdiction of Origination:	Total Outstandings	Percentage of Total	Non-accrual Loans	Non-accruals as a % of Outstandings	Net charge- offs as a % of Outstandings
District of Columbia	$16,083	8.3%	$—	—	—
Montgomery, MD	1,394	0.7%	—	—	—
Prince Georges, MD	11,885	6.1%	—	—	—
Other Counties in MD	9,774	5.0%	—	—	—
Arlington/Alexandria, VA	9,309	4.8%	—	—	—
Fairfax, VA	19,043	9.8%	—	—	-0.1%
Henrico, VA	824	0.4%	—	—	—
Loudoun, VA	32,646	16.8%	4,797	2.5%	—
Prince William, VA	53,530	27.7%	2,114	1.1%	—
Spotsylvania, VA	2,693	1.4%	—	—	—
Stafford, VA	29,638	15.3%	—	—	—
Other Counties in VA	7,200	3.7%	—	—	—

	$194,019	100.0%	$6,911	3.6%	-0.1%

	As of March 31, 2010
Non-Farm/Non-Residential By County/Jurisdiction of Origination:	Total Outstandings	Percentage of Total	Non-accrual Loans	Non-accruals as a % of Outstandings	Net charge- offs as a % of Outstandings
District of Columbia	$76,014	6.8%	$—	—	—
Montgomery, MD	33,340	3.0%	8,616	0.8%	0.1%
Prince Georges, MD	60,076	5.3%	1,140	0.1%	—
Other Counties in MD	47,784	4.3%	—	—	—
Arlington/Alexandria, VA	180,250	16.0%	4,005	0.4%	—
Fairfax, VA	272,341	24.1%	1,242	0.1%	—
Culpeper/Fauquier, VA	1,286	0.1%	—	—	—
Henrico, VA	31,267	2.8%	—	—	—
Loudoun, VA	110,233	9.8%	1,459	0.1%	—
Prince William, VA	185,167	16.5%	1,341	0.1%	—
Spotsylvania, VA	20,190	1.8%	—	—	—
Stafford, VA	22,068	2.0%	—	—	—
Other Counties in VA	73,810	6.6%	6,087	0.5%	—
Outside VA, MD & DC	10,199	0.9%	—	—	—

	$1,124,025	100.0%	$23,890	2.1%	0.1%

Of this total of $1.1 billion in non-farm/non-residential real estate loans, approximately $48.5 million will mature in 2010, and $42.2 million in 2011and $72.8 million in 2012.

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

At March 31, 2010, the Company had $1.62 billion, or 71.3%, of total loans concentrated in commercial real estate. Commercial real estate for purposes of this discussion includes all construction loans, loans secured by multi-family residential properties and loans secured by non-farm, non-residential properties. At December 31, 2009, commercial real estate loans were $1.62 billion, or 71.1%, of total loans. Total construction loans of $422.3 million at March 31, 2010, represented 18.6% of total loans, loans secured by multi-family residential properties of $72.6 million represented 3.2% of total loans, and loans secured by non-farm, non-residential properties of $1.1 billion represented 49.5%.

Construction loans at March 31, 2010, included $210.6 million in loans to commercial builders of single family residential property and $17.7 million to individuals on single family residential property, together representing 10.1% of total loans. These loans are made to a number of unrelated entities and generally have a term of twelve to eighteen months. In addition, the Company had $194.0 million of construction loans on non-residential commercial property at March 31, 2010, representing 8.5% of total loans. Total construction loans of $422.3 million include $147.9 million in land acquisition and or development loans on residential property and $105.3 million in land acquisition and or development loans on commercial property, together totaling $253.2 million, or 11.2% of total loans. Potential adverse developments in the Northern Virginia real estate market or economy, including substantial increases in mortgage interest rates, slower housing sales, and increased commercial property vacancy rates, could have an adverse impact on these groups of loans and the Bank’s income and financial position. At March 31, 2010, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

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

Non-Interest Income (Charges)

Non-interest income for the first quarter reflects a loss of $311 thousand compared to $1.8 million of income for the same period in 2009 due to $918 thousand in losses on OREO and an $851 thousand impairment loss on securities. However, excluding this total of $1.8 million in losses, adjusted non-interest income was down $362 thousand year-over-year due mostly to lower fees and net gains on mortgage loans originated and sold, as more production was kept in the Bank’s portfolio. The losses on OREO are consistent with management’s commitment to aggressive disposition of these assets, rather than retaining OREO with uncertain future upside potential. The further impairment loss on securities was due to additional deferrals and defaults by the underlying issuers of three pooled trust preferred securities.

Non-Interest Expense

Non-interest expense increased $766 thousand, or 5.9%, from $13.0 million in the first quarter of 2009, to $13.8 million in the current period. Excluding a $3.0 million provision contingency in the fourth quarter of 2009, non-interest expense was down sequentially by $548 thousand. The majority of the year-over-year increase was due to higher FDIC insurance premiums and legal and professional services expenses associated with the resolution of non-performing loans and OREO. However, due to the $4.0 million increase in net interest income year-over-year, the efficiency ratio improved from 57.7% in the first quarter of 2009, to 54.2% in the current period.

Provision for Income Taxes

The Company’s income tax provisions are adjusted for non-deductible expenses and non-taxable income after applying the U.S. federal income tax rate of 35%. For the three months ended March 31, 2010, the Company recorded an income tax provision of $2.0 million as compared to a benefit of $1.4 million for the same period in 2009. The effects of non-deductible expenses and non-taxable income on the Company’s income tax provisions are minimal.

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

The Company measures total liquidity through cash and cash equivalents, securities available-for-sale, mortgage loans held-for-sale, other loans and investment securities maturing within one year, less securities pledged as collateral for repurchase agreements, public deposits and other purposes, and less any outstanding Federal funds purchased. These liquidity sources increased $120.7 million, or 3.5%, from $615.2 million at December 31, 2009, to $735.9 million at March 31, 2010, due to a $108.6 million increased in Fed funds sold and a higher balance of loans maturing within one year. Additional sources of liquidity available to the Bank include the capacity to borrow funds through established short-term lines of credit with various correspondent banks and the Federal Home Loan Bank of Atlanta. See Note 8 to the Consolidated Financial Statements for further information regarding these additional liquidity sources.

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

Commitments to extend credit, which amounted to $490.8 million at March 31, 2010, and $453.3 million at December 31, 2009, represent legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At March 31, 2010, and December 31, 2009, the Company had $29.3 million and $48.1 million, respectively, in outstanding standby letters of credit.

Contractual Obligations

Since December 31, 2009, there have been no significant changes in the Company’s contractual obligations.

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

Both the Company’s and the Bank’s capital levels continue to meet regulatory requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios. Tier 1 capital consists of common and qualifying preferred stockholders’ equity, less goodwill, and for the Company includes certain minority interests relating to bank subsidiary issued shares, and a limited amount of restricted core capital elements. Restricted core capital elements include qualifying cumulative preferred stock interests, certain minority interests in subsidiaries and qualifying trust preferred securities. All of the $71 million in preferred stock interests issued to the Treasury under the Capital Purchase Program qualify as Tier 1 capital. Total risk-based capital consists of Tier 1 capital, qualifying subordinated debt, and a portion of the allowance for loan losses, and for the Company, a limited amount of excess restricted core capital elements. Risk-based capital ratios are calculated with reference to risk-weighted assets. The leverage ratio compares Tier 1 capital to total average assets. The Bank’s Tier 1 risk-based capital ratio was 11.81% at March 31, 2010, compared to 11.41% at December 31, 2009, and its total risk-based capital ratio was 13.06% at March 31, 2010, compared to 12.66% at December 31, 2009. These ratios are in excess of the mandated minimum requirement of 4.00% and 8.00%, respectively. The Bank’s leverage ratio was 10.29% at March 31, 2010, compared to 10.32% at December 31, 2009. The Company’s Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage ratio was 11.91%, 13.16%, and 10.34%, respectively, at March 31, 2010, compared to 11.48%, 12.73%, and 10.23% at December 31, 2009. The increases in these capital ratios in 2010, are due to lower levels of risk-weighted assets.

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

The Federal Reserve has revised the capital treatment of trust preferred securities. As a result, the capital treatment of trust preferred securities has been revised to provide that beginning in 2011, such securities can be counted as Tier 1 capital at the holding company level, together with other restricted core capital elements, up to 25% of total capital (net of goodwill), and any excess as Tier 2 capital, subject to limitation. At March 31, 2010, trust preferred securities represented 22.4% of the Company’s Tier 1 capital and 20.2% of its total risk-based capital. See Note 9 to the Consolidated Financial Statements for further information regarding trust preferred securities.

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

In connection with the purchase of the Series A Preferred Stock, the Treasury was issued a warrant (the “Warrant”) to purchase 2,696,203 shares of the Company’s common stock at an initial exercise price of $3.95 per share. The Warrant provides for the adjustment of the exercise price and the number of shares of the common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of the common stock, and upon certain issuances of the common stock (or securities exercisable or exchangeable for, or convertible into, common stock) at or below 90% of the market price of the common stock on the trading day prior to the date of the agreement on pricing such securities. The Warrant expires ten years from the date of issuance. If the Company redeems the Series A Preferred Stock in full prior to exercise of the Warrant, the Warrant will be liquidated based upon the then current fair market value of the common stock. The Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

Please refer to Note 9 to the Consolidated Financial Statements for additional information regarding the issuance of $25 million of trust preferred securities and warrants to purchase 1.5 million shares to certain directors and executive officers of the Company.

Recent Accounting Pronouncements

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140”, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated (“ASU”) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued new guidance relating to the variable interest entities. The new guidance, which was issued as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was adopted into Codification in December 2009 as ASC No. 810-10. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. ASC No. 810-10 is effective as of January 1, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-15 (ASU 2009-15), “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.” ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statement.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to Securities and Exchange Commission (“SEC”) Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements—subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of the new guidance did not have a material impact the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-08, “Technical Corrections to Various Topics.” ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. ASU 2010-09 is effective immediately. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

Our short term interest rate sensitivity is managed through the use of a model that generates estimates of the change in the net interest income over a range of interest rate scenarios. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. The model assumes that the composition of interest sensitive assets and liabilities existing at March 31, 2010, remains constant over a two year period (base case) and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.

The following table provides an analysis of our interest rate risk as measured by the estimated change in MVPE and net interest income from the base case, resulting from instantaneous and sustained parallel shifts in interest rates as of March 31, 2010, (in thousands):

	Sensitivity of Market Value of Portfolio Equity March 31, 2010				Sensitivity of Net Interest Income March 31, 2010
	Market Value of Portfolio Equity				Net Interest Income		Net Interest Margin
Interest Rate Scenario	Amount	$ Change from Base	Percent	% of Total Assets	Amount	$ Change from Base	Percent	% Change from Base
Up 300 bps	$183,450	$(57,541)	-23.88%	6.84%	$188,688	$(20)	3.44%	-0.01%
Up 200 bps	203,910	(37,081)	-15.39%	7.47%	189,115	407	3.44%	0.22%
Base Case	240,991	—	0.00%	8.52%	188,708	—	3.44%	0.00%
Down 100 bps	246,286	5,295	2.20%	8.59%	184,173	(4,535)	3.35%	-2.40%

Management believes the modeled results are consistent with the short duration of its balance sheet and given the many variables that affect the actual timing of when assets and liabilities will reprice and the extent of that repricing. In shocking the current two year projection upward, interest-bearing liabilities are repricing slightly higher than interest-earnings assets, however, that decline in interest income is being offset by a higher level of interest-earning assets relative to interest-bearing liabilities. Since the earnings model uses numerous assumptions regarding the effect of changes in interest rates on the timing and extent of repricing characteristics, future cash flows and customer behavior, the model cannot precisely estimate net income and the effect on net income from sudden changes in interest rates. Actual results will differ from the simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information required to be set forth in the Company’s periodic reports.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). There was no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings – None

Item 1A.	Risk Factors

There have been no material changes to the risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2009, except for the increase in the level of non-performing assets and loan loss provisions discussed under “Risk Elements and Non-performing assets.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities.- None

(b)	Use of Proceeds.- Not Applicable.

(c)	Issuer Purchases of Securities.- None

Item 3.	Defaults Upon Senior Securities.- None

Item 4.	Removed and Reserved

Item 5.	Other Information. –

(a)	Required 8-K Disclosures. None

(b)	Changes in Procedures for Director Nominations by Securityholders. None

Item 6.	Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation of Virginia Commerce Bancorp, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

3.2	Articles of Amendment to the Articles of Incorporation relating to the Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 15, 2008)

3.3	Amended and Restated Bylaws of Virginia Commerce Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 27, 2007)

10.5	Virginia Commerce Bancorp, Inc. 2010 Equity Plan (incorporated by reference to Appendix A to the Company’s proxy statement for the 2010 Annual Meeting of Stockholders filed on March 19, 2010)

31.1	Certification of Peter A. Converse, Chief Executive Officer

31.2	Certification of William K. Beauchesne, Treasurer and Chief Financial Officer

32.1	Certification of Peter A. Converse, Chief Executive Officer

32.2	Certification of William K. Beauchesne, Treasurer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virginia Commerce Bancorp, Inc
(Registrant)

Date: May 17, 2010	BY	/S/ PETER A. CONVERSE
Peter A. Converse, Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2010	BY	/S/ WILLIAM K. BEAUCHESNE
William K. Beauchesne, Treasurer and Chief Financial Officer
(Principal Financial Officer)