Form 10-Q
period 2010-06-30
VIRGINIA COMMERCE BANCORP INC
filed 2010-08-13
CIK 1099305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 12, 2010, the number of outstanding shares of registrant’s common stock, par value $1.00, per share was: 26,949,173.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share data)

	(Unaudited) June 30, 2010	(Audited) December 31, 2009
Assets
Cash and due from banks	$29,026	$25,211
Federal funds sold	91,502	—
Investment securities (fair value: 2010, $380,247; 2009, $349,836)	379,212	348,585
Restricted stocks, at cost	11,752	11,751
Loans held-for-sale	9,620	6,492
Loans, net of allowance for loan losses of $62,345 in 2010 and $65,152 in 2009	2,187,912	2,210,064
Bank premises and equipment, net	12,738	13,794
Accrued interest receivable	10,317	10,537
Other real estate owned, net of valuation allowance of $5,871 in 2010, and $9,067 in 2009	26,477	28,499
Other assets	68,251	70,364

Total assets	$2,826,807	$2,725,297

Liabilities and Stockholders’ Equity
Deposits
Demand deposits	$254,475	$239,604
Savings and interest-bearing demand deposits	1,194,985	985,152
Time deposits	864,626	1,004,571

Total deposits	$2,314,086	$2,229,327
Securities sold under agreement to repurchase and federal funds purchased	183,456	176,729
Other borrowed funds	25,000	25,000
Trust preferred capital notes	66,185	66,057
Accrued interest payable	3,293	4,014
Other liabilities	4,456	5,302
Commitments and contingent liabilities	—	—

Total liabilities	$2,596,476	$2,506,429

Stockholders’ Equity
Preferred stock, net of discount, $1.00 par, 1,000,000 shares authorized, Series A; $1,000 stated value; 71,000 issued and outstanding in 2010 and 2009	$64,719	$63,993
Common stock, $1.00 par, 50,000,000 shares authorized, issued and outstanding 2010, 26,949,173 including 9,335 in unvested restricted stock issued; 2009, 26,744,545	26,940	26,745
Surplus	97,061	96,588
Warrants	8,520	8,520
Retained earnings	30,210	22,671
Accumulated other comprehensive income, net	2,881	351

Total stockholders’ equity	$230,331	$218,868

Total liabilities and stockholders’ equity	$2,826,807	$2,725,297

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of dollars except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest and dividend income:
Interest and fees on loans	$33,236	$33,186	$66,141	$66,629
Interest and dividends on investment securities:
Taxable	3,311	3,495	6,591	7,157
Tax-exempt	476	406	902	751
Dividend on restricted stocks	88	84	176	168
Interest on federal funds sold	50	12	78	32

Total interest and dividend income	$37,161	$37,183	$73,888	$74,737

Interest expense:
Deposits	$8,431	$12,796	$17,859	$27,427
Securities sold under agreement to repurchase and federal funds purchased	1,010	835	1,999	1,455
Other borrowed funds	268	269	534	534
Trust preferred capital notes	1,231	1,283	2,459	2,564

Total interest expense	$10,940	$15,183	$22,851	$31,980

Net interest income	$26,221	$22,000	$51,037	$42,757
Provision for loan losses	4,200	18,423	8,438	31,813

Net interest income after provision for loan losses	$22,021	$3,577	$42,599	$10,944

Non-interest income (charges):
Service charges and other fees	$838	$903	$1,714	$1,790
Non-deposit investment services commissions	178	122	307	279
Fees and net gains on loans held-for-sale	483	952	829	1,759
Loss on other real estate owned	(1,060)	—	(1,978)	—
Gain on sale of securities	139	—	139	—
Impairment loss on securities (1)	(668)	(108)	(1,519)	(138)
Other	118	80	225	79

Total non-interest income (charges)	$28	$1,949	$(283)	$3,769

Non-interest expense:
Salaries and employee benefits	$5,991	$5,694	$11,986	$11,615
Occupancy expense	2,410	2,437	5,120	5,204
FDIC insurance	1,332	1,884	2,641	2,796
Franchise tax expense	718	775	1,435	1,550
Data processing	579	576	1,253	1,176
Other operating expense	2,698	2,220	5,082	4,268

Total non-interest expense	$13,728	$13,586	$27,517	$26,609

Income (loss) before taxes	$8,321	$(8,060)	$14,799	$(11,896)
Provision (benefit) for income taxes	2,750	(2,876)	4,759	(4,303)

Net income (loss)	$5,571	$(5,184)	$10,040	$(7,593)

Effective dividend on preferred stock	1,251	1,251	2,502	2,038

Net income (loss) available to common stockholders	$4,320	$(6,435)	$7,538	$(9,631)

Earnings (loss) per common share, basic	$0.16	$(0.24)	$0.28	$(0.36)
Earnings (loss) per common share, diluted	$0.15	$(0.24)	$0.26	$(0.36)

(1)	Loss on securities available-for-sale in 2010, consist of additional other-than-temporary impairment losses since December 31, 2009, of $(767) thousand of which $(1.5) million was recognized as a loss of earnings and a gain of $752 thousand was recognized in other comprehensive income. In 2009, $(138) thousand in other-than-temporary impairment was recognized against earnings and $(1.7) million in other comprehensive loss.

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2010 and 2009

(In thousands of dollars)

(Unaudited)

	Preferred Stock	Common Stock	Surplus	Warrants	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, January 1, 2009	$62,541	$26,575	$95,840	$8,520	$60,535	$(724)		$253,287
Comprehensive Loss:
Net loss					(7,593)		$(7,593)	(7,593)
Other comprehensive loss:
reclassification adjustment for impairment loss on securities (net of tax of $48)						90	90	90
unrealized holding losses arising during the period (net of tax of $1,043)						(1,937)	(1,937)	(1,937)

Total comprehensive loss							$(9,440)

Stock options exercised	—	118	46	—	—	—		164
Stock option expense	—	—	314	—	—	—		314
Discount on preferred stock	726	—	—	—	(726)	—		—
Dividend on preferred stock	—	—	—	—	(1,312)	—		(1,312)

Balance, June 30, 2009	$63,267	$26,693	$96,200	$8,520	$50,904	$(2,571)		$243,013

Balance, January 1, 2010	$63,993	$26,745	$96,588	$8,520	$22,671	$351		$218,868
Comprehensive Income:
Net income					10,040		$10,040	10,040
Other comprehensive income:
reclassification adjustment for impairment loss on securities (net of tax of $532)						987	987	987
reclassification adjustment for gain on securities (net of tax of $49)						(90)	(90)	(90)
unrealized holding gains arising during the period (net of tax of $880)						1,633	1,633	1,633

Total comprehensive income							$12,570

Stock options exercised	—	195	141	—	—	—		336
Stock option expense	—	—	332	—	—	—		332
Discount on preferred stock	726	—	—	—	(726)	—		—
Dividend on preferred stock	—	—	—	—	(1,775)	—		(1,775)

Balance, June 30, 2010	$64,719	$26,940	$97,061	$8,520	$30,210	$2,881		$230,331

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,040	$(7,593)
Adjustments to reconcile net income (loss) to net cash provided (used in) by operating activities:
Depreciation and amortization	1,356	1,374
Provision for loan losses	8,438	31,813
Stock based compensation expense	332	314
Deferred tax benefit	(2,957)	(1,245)
Accretion of trust preferred securities discount	128	128
Amortization of premiums and accretion of security discounts, net	142	231
Origination of loans held-for-sale	(52,976)	(125,894)
Sales of loans	50,484	119,688
Gain on sale of loans	(635)	(513)
Loss on other real estate owned	1,978	—
Impairment loss on securities	1,519	138
Gain on sale of securities	(139)	—
Changes in other assets and other liabilities: Decrease in accrued interest receivable	220	768
Decrease (increase) in other assets	3,753	(25,461)
Decrease in other liabilities	(1,566)	(3,384)

Net Cash Provided By (Used In) Operating Activities	$20,117	$(9,636)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in loans	13,712	23,327
Purchase of securities available-for-sale	(123,830)	(58,708)
Purchase of securities held-to-maturity	—	(11,350)
Proceeds from principal payments on securities available-for-sale	27,512	27,116
Proceeds from principal payments on securities held-to-maturity	4,208	4,887
Proceeds from sale of securities held-to-maturity	8,717	—
Proceeds from calls and maturities of securities available-for-sale	53,887	49,529
Proceeds from calls and maturities of securities held-to-maturity	1,247	1,293
Purchase of bank premises and equipment	(300)	(1,235)

Net Cash (Used In) Provided by Investing Activities	$(14,847)	$34,859

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$84,759	$19,331
Net increase (decrease) in repurchase agreements and Federal funds purchased	6,727	(22,229)
Net proceeds from issuance of capital stock	336	164
Dividend paid on preferred stock	(1,775)	(1,312)

Net Cash Provided By (Used In) Financing Activities	$90,047	$(4,046)

Net Increase In Cash and Cash Equivalents	95,317	21,177
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	25,211	33,515

CASH AND CASH EQUIVALENTS - END OF PERIOD	$120,528	$54,692

Supplemental Schedule of Noncash Investing Activities:
Unrealized gain (loss) on securities	$3,893	$(2,842)
Tax benefits on stock options exercised	32	—
Other real estate owned transferred from loans	1,934	20,629
Supplemental Disclosure of Cash Flow Information:
Taxes Paid	$4,022	$—
Interest Paid	23,571	34,903

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

The accompanying unaudited consolidated financial statements of Virginia Commerce Bancorp, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions as of June 30, 2010 and December 31, 2009, the results of operations for the three and six months ended June 30, 2010 and 2009, and statements of cash flows and stockholders’ equity for the six months ended June 30, 2010 and 2009. These statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2009. In preparing these financial statements, management has evaluated subsequent events and transactions for potential recognition or disclosure through the date these financial statements were issued. Management has concluded there were no material subsequent events to be disclosed at this time.

Operating results for the three and six month periods ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010, or any other period.

Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the “Fair Value Measurements and Disclosures” Topic 820 of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

VIRGINIA COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Level 1 - Valuation is based on quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 - Valuation is based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. The valuation may be based on quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3 - Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which determination of fair value requires significant management judgment or estimation.

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis for June 30, 2010 and December 31, 2009, respectively:

	Fair Value Measurements at June 30, 2010 Using
(in thousands) Description	Balance as of June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$336,012	$—	$336,012	$—

	Fair Value Measurements at December 31, 2009 Using
(in thousands) Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$291,521	$—	$291,521	$—

At June 30, 2010 and December 31, 2009, the Company did not have any liabilities measured at fair value on a recurring basis.

VIRGINIA COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the periods ended June 30, 2010, and December 31, 2009. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Operations.

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis for June 30, 2010 and December 31, 2009, respectively:

		Carrying value at June 30, 2010
(in thousands) Description	Balance as of June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans	$111,056	$—	$94,283	$16,773
Foreclosed Assets	$26,477	$—	$26,477	$—

VIRGINIA COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

VIRGINIA COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

At June 30, 2010 and December 31, 2009, the fair value of loan commitments and stand-by letters of credit were deemed immaterial, and therefore, are not included in the table below.

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2010		December 31, 2009
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and short-term investments	$120,528	$120,528	$25,211	$25,211
Securities	379,212	380,247	348,585	349,836
Restricted Stock	11,752	11,752	11,751	11,751
Loans held-for-sale	9,620	9,620	6,492	6,492
Loans	2,187,912	2,219,669	2,210,064	2,227,593
Accrued interest receivable	10,317	10,317	10,537	10,537

	June 30, 2010		December 31, 2009
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial liabilities:
Deposits	$2,314,086	$2,234,896	$2,229,327	$2,202,714
Securities sold under agreements to repurchase and federal funds purchased	183,456	204,067	176,729	200,146
Other borrowed funds	25,000	25,618	25,000	25,683
Trust preferred capital notes	66,185	88,111	66,057	82,651
Accrued interest payable	3,293	3,293	4,014	4,014

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

2. Investment Securities

Amortized cost and fair value of the securities available-for-sale and held-to-maturity as of June 30, 2010 and December 31, 2009, are as follows (dollars in thousands):

June 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale:
U.S. Government Agency obligations	$269,612	$7,852	$(182)	$277,282
Pooled trust preferred securities	5,881	—	(4,400)	1,481
Obligations of states and political subdivisions	56,088	1,329	(168)	57,249

	$331,581	$9,181	$(4,750)	$336,012
Held-to-maturity:
U.S. Government Agency obligations	$9,556	$362	$—	$9,918
Obligations of state and political subdivisions	33,644	673	—	34,317

	$43,200	$1,035	$—	$44,235

VIRGINIA COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale:
U.S. Government Agency obligations	$242,129	$6,004	$(999)	$247,134
Pooled trust preferred securities	7,241	—	(5,211)	2,030
Obligations of states and political subdivisions	41,610	873	(126)	42,357

	$290,980	$6,877	$(6,336)	$291,521
Held-to-maturity:
U.S. Government Agency obligations	$12,323	$430	$—	$12,753
Obligations of state and political subdivisions	44,741	821	—	45,562

	$57,064	$1,251	$—	$58,315

The amortized cost of securities pledged as collateral for repurchase agreements, certain public deposits, and other purposes were $238.8 million and $252.7 million at June 30, 2010 and December 31, 2009, respectively.

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

Provided below is a summary of all securities which were in an unrealized loss position at June 30, 2010 and December 31, 2009, that were evaluated for other-than-temporary impairment, and deemed to not have an other-than-temporary impairment. Presently, the Company does not intend to sell any of these securities, will not be required to sell these securities, and expects to recover the entire amortized cost of all the securities. For U.S. Government Agency obligations and obligations of states/political subdivisions, the unrealized losses result from market or interest rate risk, while the unrealized losses pertaining to the pooled trust preferred securities are due to both performance and credit ratings, as well as interest rate risk.

At June 30, 2010	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government Agency obligations	$11,167	$(182)	$—	$—	$11,167	$(182)
Pooled trust preferred securities	—	—	1,481	(4,400)	1,481	(4,400)
Obligations of states/political subdivisions	$10,236	(125)	2,737	(43)	12,973	(168)

	$21,403	$(307)	$4,218	$(4,443)	$25,621	$(4,750)

At December 31, 2009	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government Agency obligations	$70,876	$(999)	$—	$—	$70,876	$(999)
Pooled trust preferred securities	—	—	2,030	(5,211)	2,030	(5,211)
Obligations of states/political subdivisions	8,182	(57)	2,031	(69)	10,213	(126)

	$79,058	$(1,056)	$4,061	$(5,280)	$83,119	$(6,336)

VIRGINIA COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of June 30, 2010, the Company had three pooled trust preferred securities that were deemed to be other-than-temporarily impaired (“OTTI”) based on a present value analysis of expected future cash flows. These securities had a fair value of $456 thousand and a cumulative other-than-temporary impairment loss of $5.9 million, of which $2.6 million has been recognized in other comprehensive loss, and $3.3 million has been recognized in earnings (in current and prior periods). The following table provides further information on these three securities as of June 30, 2010 (in thousands):

Security	Class	Current Moody’s Ratings (Lowest Assigned Rating)	Par Value	Book Value/ Fair Value	Unrealized Loss	Current Defaults and Deferrals	% of Current Defaults and Deferrals to Current Collateral	Excess Sub (1)	Estimated Incremental Defaults Required to Break Yield (2)	Cumulative Other Comprehensive Loss (3)	Amount of OTTI Related to Credit Loss (3)
PreTSL VI	Mez	Caa1	$523	$239	$284	$33,000	81%	-50.4%	BROKEN	$127	$157
PreTSL X	B-1	Ca	2,038	77	1,961	220,595	44%	-100.0%	BROKEN	791	1,170
PreTSL XXVI	C-2	C	3,797	140	3,657	303,500	31%	-100.0%	BROKEN	1,644	2,013

Total			$6,358	$456	$5,902					$2,562	$3,340

(1)	Excess subordination is the difference between the remaining performing collateral and the amount of bonds outstanding that are pari passu and senior to the class the Company owns. Negative excess subordination indicates there is not enough performing collateral in the pool to cover the outstanding balance of all classes senior to those the Company owns.
(2)	A break in yield for a given class means that defaults/deferrals have reached such a level that the class would not receive all of its contractual cash flows (principal and interest) by maturity (so that it is not just a temporary interest shortfall, but an actual loss in yield on the investment). This represents additional defaults beyond those assumed in our cash flow modeling.
(3)	Pre-tax.

As of June 30, 2010, the Company had one pooled trust preferred security that was deemed to be temporarily impaired based on a present value analysis of expected future cash flows. The security had a fair value of $1.0 million. The following table provides further information on this security as of June 30, 2010 (in thousands):

Security	Class	Current Moody’s Ratings (Lowest Assigned Rating)	Par Value	Book Value/ Fair Value	Unrealized Loss	Current Defaults and Deferrals	% of Current Defaults and Deferrals to Current Collateral	Excess Sub (1)	Estimated Incremental Defaults Required to Break Yield (2)	Cumulative Other Comprehensive Loss (3)	Amount of OTTI Related to Credit Loss (3)
PreTSL XXVII	B	Caa3	$2,862	$1,024	$1,838	$90,800	28%	12.9%	$60,500	$1,838	—

(1)	Excess subordination is the difference between the remaining performing collateral and the amount of bonds outstanding that are pari passu and senior to the class the Company owns. Negative excess subordination indicates there is not enough performing collateral in the pool to cover the outstanding balance of all classes senior to those the Company owns.
(2)	A break in yield for a given class means that defaults/deferrals have reached such a level that the class would not receive all of its contractual cash flows (principal and interest) by maturity (so that it is not just a temporary interest shortfall, but an actual loss in yield on the investment). This represents additional defaults beyond those assumed in our cash flow modeling.
(3)	Pre-tax.

The following table presents a roll-forward of the credit loss component amount of OTTI recognized in earnings:

(in thousands)
Amount recognized through December 31, 2009	$1,821
Additions:
Initial credit impairments	—
Subsequent credit impairments	1,519

Amount recognized through June 30, 2010	$3,340

VIRGINIA COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Management has evaluated each of these securities for potential impairment under ASC 325 “Investments-Other” and the most recently issued related guidance, and has reviewed each of the issues’ collateral participants most recent earnings, capital and loan loss reserve levels, and non-performing loan levels to estimate a future deferral and default rate in basis points for the remaining life of each security. As of June 30, 2010, we used 50 basis points for PreTSL VI and X, 60 basis points for PreTSL XXVI, and 30 basis points for PreTSL XXVII in expected deferrals and defaults as a percentage of remaining collateral for future periods. In performing a detailed present value cash flow analysis for each security, the deferral and default rate was treated the same. If this analysis results in a present value of expected cash flows that is less than the amortized cost basis of a security (that is, a credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is considered temporary. The cash flow analysis we performed used discount rates equal to the credit spread at the time of purchase for each security and then added the current 3-month LIBOR spot rate. The analysis also assumed 15% recoveries on deferrals after two years and prepayments of 1% per year on each security. As of June 30, 2010, there were 2 out of 5 performing banks in PreTSL VI, 36 out of 57 in PreTSL X, 41 out of 64 in PreTSL XXVI, and 27 out of 42 in PreTSL XXVII.

Our investment in Federal Home Loan Bank (“FHLB”) stock totaled $6.0 million at June 30, 2010. FHLB stock is generally viewed as a long-term investment and as a restricted security, which is carried at cost, because there is no market for the stock, other than FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of repurchases of excess stock in 2010, we do not consider this investment to be other-than-temporarily impaired at June 30, 2010, and no impairment has been recognized. FHLB stock is shown in restricted stocks on the Consolidated Balance Sheets and is not part of the available-for-sale securities portfolio.

VIRGINIA COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Loans

Major classifications of loans, excluding loans held-for-sale, are summarized as follows:

	June 30, 2010	December 31, 2009
	(Dollars in thousand)
Commercial	$217,859	$238,327
Real estate-one to four family residential:
Closed end first and seconds	284,118	271,501
Home equity lines	135,508	135,233

Total real estate-one-to-four family residential	$419,626	$406,734
Real estate-multifamily residential	84,453	66,799
Real estate-non-farm, non-residential:
Owner Occupied	483,032	452,776
Non-owner occupied	657,957	673,169

Total Real estate-non-farm, non-residential	$1,140,989	$1,125,945
Real estate-construction:
Residential-Owner Occupied	16,792	15,161
Residential-Builder	182,962	224,855
Commercial	179,192	188,276

Total Real estate-construction:	$378,946	$428,292
Farmland	2,299	2,675
Consumer	9,969	10,368

Total loans	$2,254,141	$2,279,140
Less unearned income	3,884	3,924
Less allowance for loan losses	62,345	65,152

Loans, net	$2,187,912	$2,210,064

4. Allowance for Loan Losses

An analysis of the allowance for loan losses for the six months ended June 30, 2010, and the year ended December 31, 2009 is shown below (dollars in thousands):

	June 30, 2010	December 31, 2009
Allowance, at beginning of period	$65,152	$36,475
Provision charged against income	8,438	81,913
Recoveries added to reserve	3,116	1,377
Losses charged to reserve	(14,361)	(54,613)

Allowance, at end of period	$62,345	$65,152

Information about impaired loans as of and for June 30, 2010 and December 31, 2009, is as follows (dollars in thousands):

	June 30, 2010	December 31, 2009
Non-accrual loans for which a specific allowance has been provided	$31,263	$34,572
Non-accrual loans for which no specific allowance has been provided	32,968	31,237
Other impaired loans for which a specific allowance has been provided	107,452	117,384
Other impaired loans for which no specific allowance has been provided	82,483	54,438

Total impaired loans	$254,166	$237,631

Allowance provided for impaired loans, included in the allowance for loan losses	$27,659	$30,847

VIRGINIA COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In performing a specific reserve analysis on all impaired loans as of June 30, 2010, current third party appraisals were used with respect to approximately 65% of impaired loans to assist with the evaluation of collateral values for the purpose of establishing specific reserves. When a loan is identified as impaired and collateral dependent, a current evaluation of collateral value via third party appraisal or other valuation methodology is conducted within the calendar quarter of identification when possible, but not less than 90 days after identification. Charge-offs and specific reserves are established upon determination of collateral value. During the interim between identification of an impaired loan and receipt of a current appraisal of the related collateral, specific reserves are established based upon interim methodologies including discounted cash flow analysis, tax assessment values and review of market comparables. In general, variances between charge-offs and fair value of collateral is limited to estimates of projected costs of sale. Costs of sale are estimated at 10% of value. Partially charged-off loans remain non-performing until such time as a viable restructuring plan is developed. Upon execution of a forbearance agreement including modified terms, an impaired loan will be re-classified from non-performing to a troubled debt restructuring, but will continue to be identified as impaired until the loan performs under the modified terms for the remainder of the calendar year in which it was restructured, but not less than 90 days. As noted above, in the majority of cases, external appraisals are used to establish fair value of the related collateral. In the interim prior to receipt of a current appraisal or in those situations where a current appraisal is not deemed practical or necessary, discounted cash flow analysis, tax assessment values, review of market comparables and other methodologies are used to establish fair value. Impaired loans which do not have a specific reserve are those loans which have been identified to have sufficient collateral coverage, based upon the fair value of collateral, to repay the entire principal balance due from collateral liquidation.

There were $544 thousand and $3.8 million, in loans past due 90 days or more, and still accruing interest at June 30, 2010 and December 31, 2009, respectively, that were not classified as impaired loans.

5. Earnings (Loss) Per Common Share

The following shows the weighted average number of shares used in computing earnings (loss) per common share and the effect on the weighted average number of shares of diluted potential common stock. As of June 30, 2010, and 2009, there were 1,001,476 and 5,555,903 anti-dilutive stock options and warrants outstanding, respectively.

	Three Months Ended				Six Months Ended
	June 30, 2010		June 30, 2009		June 30, 2010		June 30, 2009
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic (loss) earnings per share	26,945,284	$0.16	26,691,430	($0.24)	26,939,603	$0.28	26,693,074	($0.36)
Effect of dilutive securities:
Stock options	1,608,623		—		1,342,789		—

Diluted (loss) earnings per share	28,553,907	$0.15	26,691,430	($0.24)	28,282,392	$0.26	26,693,074	($0.36)

6. Stock Compensation Plan

At June 30, 2010, the Company had two stock-based compensation plans, including the Company’s 2010 Equity Plan approved by the Board of Directors on March 2, 2010. Included in salaries and employee benefits expense for the three months ended June 30, 2010 and 2009 is stock-based compensation expense of $170 thousand and $160 thousand, respectively. Included in salaries and employee benefits expense for the six months ended June 30, 2010 and 2009 is stock-based compensation expense of $332 thousand and $314 thousand, respectively. For all periods presented, stock-based compensation expense is based on the estimated fair value of 820,543 options granted between January 2006 and June 2010, as adjusted, amortized on a straight-line basis over a five year requisite service period. As of June 30, 2010, there was $1.3 million remaining of total unrecognized compensation expense related to these option awards which will be recognized over the remaining requisite service periods.

VIRGINIA COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2010 and 2009:

	2010	2009
Expected volatility	32.21%	30.59%
Expected dividends	.00%	.00%
Expected term (in years)	7.2	7.2
Risk-free rate	3.17% to 3.50%	2.14% to 3.34%

Stock option plan activity for the six months ended June 30, 2010, is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2010	1,926,859	$7.84
Granted	68,235	5.86
Exercised	(189,678)	1.46
Forfeited	(12,331)	11.41

Outstanding at June 30, 2010	1,793,085	$8.41	4.5 years	$—
Exercisable at June 30, 2010	1,396,930	$8.23	3.8 years	$—

The total value of in-the-money options exercised during the six months ended June 30, 2010 was $486 thousand.

7. Capital Requirements

A comparison of the June 30, 2010 capital ratios of the Company and its wholly-owned subsidiary, Virginia Commerce Bank (the “Bank”), with the minimum regulatory guidelines is as follows:

	Actual Capital	Minimum Capital Requirements	Minimum to be “Well-Capitalized” Under Prompt Corrective Action Provisions
Total Risk-Based Capital:
Company	13.38%	8.00%	—
Bank	13.34%	8.00%	10.00%

Tier 1 Risk-Based Capital:
Company	12.13%	4.00%	—
Bank	12.09%	4.00%	6.00%

Leverage Ratio:
Company	10.37%	4.00%	—
Bank	10.36%	4.00%	5.00%

8. Other Borrowed Funds and Lines of Credit

The Bank maintains a $419.8 million line of credit with the FHLB of Atlanta. The interest rate and term of each advance from the line is dependent upon the advance and commitment type. Advances on the line are secured by all of the Bank’s qualifying first liens and home equity lines-of-credit on one-to-four unit single-family dwellings. As of June 30, 2010, the book value of these qualifying loans totaled approximately $204.3 million and the amount of available credit using this collateral was $133.4 million. Advances on the line of credit in excess of this amount require pledging of additional assets, including other types of loans and investment securities. As of June 30, 2010 and December 31, 2009, the Bank had $25 million in advances outstanding that mature on September 21, 2012, but are callable by the FHLB on any quarterly interest payment date. The Bank has additional short-term lines of credit totaling $47 million with nonaffiliated banks at June 30, 2010, on which there were no amounts outstanding.

VIRGINIA COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

10. Preferred Stock and Warrant

On December 12, 2008, the Company entered into a Letter Agreement (“Agreement”) with the United States Department of the Treasury (“Treasury”) under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, whereby the Company issued and sold to the Treasury 71,000 shares of fixed rate cumulative perpetual preferred stock with a par value of $1.00 and a liquidation amount of $1,000 per share, for a total price of $71.0 million. In addition, the Treasury received a warrant to purchase 2,696,203 shares of the Company’s common stock at an exercise price of $3.95 per share. Subject to certain restrictions, the preferred stock and the warrant are transferable by the Treasury. The allocated carrying values of the preferred stock and the warrant, based on their relative fair values, were $62.5 million and $8.5 million respectively.

The preferred stock pays dividends quarterly, beginning February 2009, at a rate of 5% per year for the first five years, then increases to 9% thereafter. The Company may redeem the preferred stock at any time, subject to approval by the Treasury after consultation with the Board of Governors of the Federal Reserve System (the “Federal Reserve”), at the liquidation amount of $1,000 per share plus any accrued and unpaid dividends. Approval from the Treasury is required to pay common stock dividends or to repurchase shares of the Company’s common stock prior to December 12, 2011, unless the preferred stock has been fully redeemed.

VIRGINIA COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The warrant has a ten year term and is immediately exercisable. Pursuant to the terms of the Agreement, the Treasury will not exercise voting rights with respect to any shares of common stock it acquires upon exercise of the warrant; voting rights may be exercised by any other holder.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This management’s discussion and analysis and other portions of this report, contain forward-looking statements within the meaning of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies, including but not limited to our outlook on earnings, and statements regarding asset quality, concentrations of credit risk, the adequacy of the allowance for loan losses, projected growth, capital position, our plans regarding and expected future levels of our non-performing assets, business opportunities in our markets, and general economic conditions. When we use words such as “may,” “will,” “anticipates,” “believes,” “expects,” “plans,” “estimates,” “potential,” “continue,” “should,” and similar words or phrases, you should consider them as identifying forward-looking statements. These forward-looking statements are not guarantees of future performance. These statements are based upon current and anticipated economic conditions, nationally and in the Company’s market, interest rates and interest rate policy, competitive factors, and other conditions which by their nature, are not susceptible to accurate forecast, and are subject to significant uncertainty. Because of these uncertainties and the assumptions on which this discussion and the forward-looking statements are based, actual future operations and results may differ materially from those indicated herein.

Our forward-looking statements are subject to the following principal risks and uncertainties:

•	adverse governmental or regulatory policies may be enacted;

•

the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) could increase our regulatory compliance burden and associated costs, please restrictions on certain products and services, and limit our future capital raising strategies;

•	the interest rate environment may compress margins and adversely affect net interest income;

•	adverse effects may be caused by changes to credit quality;

•	competition from other financial services companies in our markets could adversely affect operations;

•

our concentrations of commercial, commercial real estate and construction loans, and loans to borrowers in the Washington, D.C. metropolitan area, may adversely affect our earnings and results of operations;

•	an economic slowdown could adversely affect credit quality, loan originations and the value of collateral securing the Company’s loans; and

•	social and political conditions such as war, political unrest and terrorism or natural disasters could have unpredictable negative effects on our businesses and the economy.

Other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements are discussed under “Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2009 and quarterly report on Form 10-Q for the quarter ended March 31, 2010.

Readers are cautioned against placing undue reliance on any such forward-looking statements. The Company disclaims any obligation to update or revise publicly or otherwise any forward-looking statements to reflect subsequent events, new information or future circumstances.

Non-GAAP Presentations

The Company prepares its financial statements under GAAP. However, this management’s discussion and analysis also refers to certain non-GAAP financial measures that we believe, when considered together with GAAP financial measures, provide investors with important information regarding our operational performance. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

Core operating earnings is a non-GAAP financial measure that reflects net income excluding taxes, loan loss provisions, losses on other real estate owned and impairment losses on securities from net income. These excluded items are difficult to predict and we believe that core operating earnings provides the Company and investors with a valuable measure of the performance of the Company’s operational performance and a valuable tool to evaluate the Company’s financial results.

Reconciliation of core operating earnings to net income for the three months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30,
(in thousands)	2010	2009
Net Income (loss)	$5,571	$(5,184)
Adjustments to Net Income:
Provision for loan losses	4,200	18,423
Loss on other real estate owned	1,060	—
Impairment loss on securities	668	108
Provision (benefit) for income taxes	2,750	(2,876)
Core Operating Earnings	$14,249	$10,471

The adjusted efficiency ratio is a non-GAAP financial measure that is computed by dividing non-interest expense, less the provision for unfunded commitments, by the sum of net interest income on a tax equivalent basis and non-interest income before losses on OREO. We believe that this measure provides investors with important information about our operating efficiency. Comparison of our adjusted efficiency ratio with those of other companies may not be possible because other companies may calculate the adjusted efficiency ratio differently.

Calculation of the adjusted efficiency ratio for the three months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30,
(in thousands)	2010	2009
Summary Operating Results:
Non-interest expense	$13,728	$13,586
Provision for unfunded commitments	—	—

	$13,728	$13,586
Net interest income	26,221	22,000
Non-interest income	28	1,949
Losses on other real estate owned	1,060	—

	$27,309	$23,949
Efficiency ratio, adjusted	50.3%	56.7%

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

Critical Accounting Policies

For the period ended June 30, 2010, there were no changes in the Company’s critical accounting policies as reflected in the Company’s most recent annual report.

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

The allowance for loan losses is an estimate of the losses that are inherent in our loan portfolio. The allowance is based on two basic principles of accounting: (i) “Accounting for Contingencies” (ASC 450, “Contingencies”), which requires that losses be accrued when they are probable of occurring and estimable and (ii) “Accounting by Creditors for Impairment of a Loan” (ASC 310, “Receivables”), which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

The Company’s 1998 Stock Option Plan (the “1998 Plan”), which is shareholder-approved, permitted the grant of share options to its directors and officers for up to 2.3 million shares of common stock. The Company’s 2010 Equity Plan, which is also shareholder-approved and replaces the 1998 Plan, permits the grant of share options and other awards for up to 1.5 million shares of common stock to directors and officers. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant, generally vest based on 5 years of continuous service and have 10-year contractual terms. The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model that currently uses historical volatility of the Company’s stock based on a 7.2 year expected term, before exercise, for the options granted, and a risk-free interest rate based on the United States Department of the Treasury (the “Treasury”) curve in effect at the time of the grant to estimate total stock-based compensation expense. This amount is then amortized on a straight-line basis over the requisite service period, currently 5 years, to salaries and benefits expense. See Note 6 to the Consolidated Financial Statements for additional information regarding the plans and related expense.

On a quarterly basis the Company reviews any securities which are considered to be impaired as defined by accounting guidance, to determine if the impairment is deemed to be other-than-temporary. If it is determined that the impairment is other-than-temporary, i.e. impaired because of credit issues rather than interest rate, the investment is written down through the Consolidated Statements of Operations in accordance with accounting guidance.

Results of Operations

For the three months ended June 30, 2010, the Company recorded net income of $5.6 million. After an effective dividend of $1.3 million to the U.S. Treasury on preferred stock, the Company reported net income to common stockholders of $4.3 million, or $0.15 per diluted common share, compared to a net loss to common stockholders of $6.4 million, or $0.24 per diluted common share, in the second quarter of 2009. For the six months ended June 30, 2010, the Company reported net income to common stockholders of $7.5 million, or $0.26 per diluted common share, compared to a net loss to common stockholders of $9.6 million, or $0.36 per diluted common share, for the same period in 2009. Earnings improvement for both the three-and six-month periods were attributable to lower provisions for loan losses and a higher net interest margin. Earnings for the three months ended June 30, 2010 were also impacted by a $1.1 million loss on OREO and an impairment loss on securities of $668 thousand. Excluding taxes, loan loss provisions and the losses on OREO owned and securities, core operating earnings for the three months ended June 30, 2010, of $14.2 million were up $3.7 million, or 36.1%, compared to $10.5 million for the same period in 2009.

Total assets increased $101.5 million, or 3.7%, from $2.73 billion at December 31, 2009, to $2.83 billion at June 30, 2010, as total deposits grew $84.8 million, or 3.8%, from $2.23 billion to $2.31 billion. Loans, net of allowance for loan losses, were down $22.2 million, or 1.0%, with non-farm, non-residential real estate loans up $15.0 million, construction loans down $49.3 million, one-to-four family residential real estate loans up $12.9 million, and commercial loans down $20.5 million. Year-to-date loan production has been negatively impacted by lower economic activity and demand in both the business and consumer sectors, a reallocation of lending personnel to problem loan identification and resolution and a strategic decision to moderate overall loan growth, restrict acquisition, development and construction lending and focus on deposit generation and non-credit products. Lending efforts are being focused on building greater market share in commercial and industrial lending, especially in sectors forecast for growth, such as government contract lending and select service industries, with strategic hiring, marketing campaigns and calling efforts.

Total deposit growth of $84.8 million included an increase in demand deposits of $14.9 million, or 6.2%, from $239.6 million at December 31, 2009, to $254.5 million at June 30, 2010, an increase in interest-bearing demand deposits of $209.8 million, or 21.3%, and a decrease in time deposits of $139.9 million, or 13.9%. The majority of the Bank’s deposits are attracted from individuals and businesses in the Northern Virginia and the Metropolitan

Washington, D.C. area. The increases in demand deposits are primarily due to successful deposit gathering efforts led by the Company’s team of eight business development officers who are focused on acquisition and retention of commercial operating funds, cash management services and other related cross-sales. The increases in savings and interest-bearing demand deposits were due primarily to success with the Company’s MEGA Savings and MEGA Checking account products as well as its Premier Interest Checking for non-profits. The declines in time deposits are reflective of lower loan volume requiring lower levels of funding, and strategic pricing of certificates of deposits relative to both the competitive market and the Company’s pricing on interest-bearing transaction accounts. The proportionate share of time deposits to total deposits has declined from a peak of 67.2% at year-end 2008, to 45.1% at December 31, 2009, and to 37.4% as of June 30, 2010. Brokered certificates of deposit represent $60.1 million of total time deposits, or 2.6% of total deposits, at June 30, 2010.

As noted, for the six months ended June 30, 2010, the Company recorded net income to common stockholders of $7.5 million as compared to a net loss of $9.6 million for the six months ended June 30, 2009, as net interest income increased $8.3 million, or 19.4%, non-interest income decreased $4.1 million, and non-interest expense rose $908 thousand or 3.4%, and provisions for loan losses were down $23.4 million. The Company’s annualized return on average assets and return on average equity were 0.72% and 9.01% for the current six month period compared to a negative 0.56% and 6.11% for the six months ended June 30, 2009.

For the three months ended June 30, 2010, the Company recorded a net income to common stockholders of $4.3 million compared to a net loss of $6.4 million for the same period in 2009 as net interest income rose $4.2 million, or 19.2%, non-interest income decreased $1.9 million, non-interest expense increased $142 thousand, or 1.0%, and provisions for loan losses were down $14.2 million. The return on average assets and return on average equity were a 0.79% and 9.82% for the three months ended June 30, 2010, compared to a negative 0.77% and 8.36% for the same period in 2009.

Stockholders’ equity increased $11.4 million, or 5.2%, from $218.9 million at December 31, 2009, to $230.3 million at June 30, 2010, with net income to common stockholders of $7.5 million and a $2.5 million increase in other comprehensive income related to the investment securities portfolio, and $668 thousand in proceeds and tax benefits related to the exercise of options by company directors and officers, and stock option expense credits. As a result of these changes and a lower level of risk-weighted assets, the Company’s Tier 1 Capital ratio increased from 11.48% at December 31, 2009, to 12.13% at June 30, 2010, and its total qualifying capital ratio increased from 12.73% to 13.38%. The Bank’s ratios increased by similar levels.

Net Interest Income

Net interest income is the excess of interest earned on loans and investments over the interest paid on deposits and borrowings and is the Company’s primary revenue source. Net interest income is thereby affected by overall balance sheet growth, changes in interest rates and changes in the mix of investments, loans, deposits and borrowings. Net interest income of $26.2 million for the second quarter of 2010 was up $4.2 million, or 19.2% over the same quarter last year, due primarily to an increase in the net interest margin from 3.35% in the second quarter of 2009 to 3.89% for the current three-month period. Year-to-date net interest income of $51.0 million was up 19.4%, compared to $42.8 million in 2009. On a sequential basis, the margin was up ten basis points. The year-over-year increases in the net interest margin were driven by lower deposit costs due to significant reductions in the level of time deposits, and increased levels of demand deposits and lower rate interest-bearing transaction accounts. As a result, the average cost of interest-bearing deposits fell from 2.72% in the second quarter of 2009, to 1.89% in the second quarter of 2010, while the yield on interest-earning assets declined only fifteen basis points from 5.65% to 5.50%.

The following tables show the average balance sheets for each of the three months and six months ended June 30, 2010 and 2009. In addition, the amounts of interest earned on interest-earning assets, with related yields on a tax-equivalent basis, and interest expense on interest-bearing liabilities, with related rates, are shown. Loans placed on a non-accrual status are included in the average balances. Net loan fees and late charges included in interest income on loans totaled $539 thousand and $892 thousand for the three months ended June 30, 2010 and 2009, respectively, and totaled $1.3 million and $1.7 million for the six month periods.

	Three Months Ended June 30,
	2010			2009
(Dollars in thousands)	Average Balance	Interest Income- Expense	Average Yields /Rates	Average Balance	Interest Income- Expense	Average Yields /Rates
Assets
Securities(1)	$362,411	$3,787	4.30%	$322,735	$3,901	5.02%
Restricted Stock	11,752	88	3.00%	11,752	84	2.87%
Loans, net of unearned income	2,266,145	33,236	5.89%	2,294,007	33,186	5.81%
Interest-bearing deposits in other banks	186	—	0.06%	79	—	0.12%
Federal funds sold	85,797	50	0.23%	27,400	12	0.17%

Total interest-earning assets	$2,726,291	$37,161	5.50%	$2,655,973	$37,183	5.65%
Other assets	87,131			60,769

Total Assets	$2,813,422			$2,716,742

Liabilities and Stockholders’ Equity
Interest-bearing deposits:
NOW accounts	$369,336	$817	0.89%	$229,785	$717	1.25%
Money market accounts	155,482	479	1.23%	160,923	573	1.43%
Savings accounts	638,407	2,480	1.56%	304,347	1,720	2.27%
Time deposits	885,828	4,655	2.11%	1,264,340	9,786	3.10%

Total interest-bearing deposits	$2,049,053	$8,431	1.65%	$1,959,395	$12,796	2.62%
Securities sold under agreement to repurchase and federal funds purchased	185,343	1,010	2.18%	187,897	835	1.78%
Other borrowed funds	25,000	268	4.25%	25,000	269	4.25%
Trust preferred capital notes	66,154	1,231	7.36%	65,898	1,283	7.70%

Total interest-bearing liabilities	$2,325,550	$10,940	1.89%	$2,238,190	$15,183	2.72%
Demand deposits	245,196			220,247
Other liabilities	15,089			9,634

Total liabilities	$2,585,835			$2,468,071
Stockholders’ equity	227,587			248,671

Total liabilities and stockholders’ equity	$2,813,422			$2,716,742

Interest rate spread			3.61%			2.93%
Net interest income and margin		$26,221	3.89%		$22,000	3.35%

(1)	Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders’ equity. Average yields on securities are stated on a tax equivalent basis, using a 35% rate.

	Six Months Ended June 30,
	2010			2009
(Dollars in thousands)	Average Balance	Interest Income- Expense	Average Yields /Rates	Average Balance	Interest Income- Expense	Average Yields /Rates
Assets
Securities(1)	$350,391	$7,493	4.42%	$325,244	$7,908	5.06%
Restricted Stock	11,752	176	3.02%	11,423	168	2.96%
Loans, net of unearned income	2,273,538	66,141	5.88%	2,303,301	66,629	5.84%
Interest-bearing deposits in other banks	114	—	0.07%	91	—	0.12%
Federal funds sold	67,367	78	0.23%	34,354	32	0.18%

Total interest-earning assets	$2,703,162	$73,888	5.54%	$2,674,413	$74,737	5.66%
Other assets	87,845			57,320

Total Assets	$2,791,007			$2,731,733

Liabilities and Stockholders’ Equity
Interest-bearing deposits:
NOW accounts	$325,483	$1,630	1.01%	$210,409	$1,326	1.27%
Money market accounts	151,070	971	1.30%	155,362	1,151	1.49%
Savings accounts	621,150	4,977	1.62%	273,059	3,159	2.33%
Time deposits	943,597	10,281	2.20%	1,343,894	21,791	3.27%

Total interest-bearing deposits	$2,041,300	$17,859	1.76%	$1,982,724	$27,427	2.79%
Securities sold under agreement to repurchase and federal funds purchased	183,659	1,999	2.19%	186,561	1,455	1.57%
Other borrowed funds	25,000	534	4.25%	25,000	534	4.25%
Trust preferred capital notes	66,122	2,459	7.39%	65,865	2,564	7.74%

Total interest-bearing liabilities	$2,316,081	$22,851	1.99%	$2,260,150	$31,980	2.85%
Demand deposits	234,795			209,980
Other liabilities	15,333			11,025

Total liabilities	$2,566,209			$2,481,155
Stockholders’ equity	224,798			250,578

Total liabilities and stockholders’ equity	$2,791,007			$2,731,733

Interest rate spread			3.55%			2.81%
Net interest income and margin		$51,037	3.84%		$42,757	3.25%

(1)	Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders’ equity. Average yields on securities are stated on a tax equivalent basis, using a 35% rate.

Allowance for Loan Losses / Provision for Loan Loss Expense

Provisions for loan losses were $4.2 million for the quarter ended June 30, 2010, compared to $18.4 million in the same period in 2009, with total net charge-offs of $4.3 million in the second quarter of 2010 versus $16.9 million for the same period a year ago. For the six months ended June 30, 2010, provisions for loan losses totaled $8.4 million compared to $31.8 million for the prior year period, with 2010 year-to-date net charge-offs of $11.2 million significantly reduced from $29.3 million in the first half of 2009. The decrease in the provisions for loan losses in the three and six months ended June 30, 2010 compared to the same periods of 2009 is primarily due to the continuing trend of declining net charge-offs.

Total non-performing assets and loans 90+ days past due declined from $139.6 million at June 30, 2009, to $91.6 million at June 30, 2010, and decreased $17.2 million sequentially from $108.8 million at March 31, 2010. As of June 30, 2010, the allowance for loan losses represented 2.77% of total loans, up slightly from 2.75% at March 31, 2010, with such allowance covering 95.7% of total non-performing loans. See “Risk Elements and Non-Performing Assets” later in this discussion for more information on non-performing assets and loans 90+ days past due and other impaired loans.

Management feels that the allowance for loan losses is adequate at June 30, 2010. However, there can be no assurance that additional provisions for loan losses will not be required in the future, including as a result of possible changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, and the residential real estate market in particular, on a national basis or in the Company’s market area, or changes in the circumstances of particular borrowers.

The Company generates a quarterly analysis of the allowance for loan losses, with the objective of quantifying portfolio risk into a dollar figure of inherent losses, thereby translating the subjective risk value into an objective number. Emphasis is placed on at least semi-annual independent external loan reviews and monthly internal reviews. The determination of the allowance for loan losses is based on applying and summing the results of eight qualitative factors and a historical loss factor to each category of loans along with any specific allowance for impaired and adversely classified loans within the particular category. Each factor is assigned a percentage weight and that total weight is applied to each loan category. The resulting sum from each loan category is then combined to arrive at a total allowance for all categories. Factors are different for each loan category. Qualitative factors include: levels and trends in delinquencies and non-accruals, trends in volumes and terms of loans, effects of any changes in lending policies, the experience, ability and depth of management, national and local economic trends and conditions, concentrations of credit, quality of the Company’s loan review system, and regulatory requirements. The total allowance required thus changes as the percentage weight assigned to each factor is increased or decreased due to its particular circumstance, as historical loss factors are updated, as the various types and categories of loans change as a percentage of total loans and as specific allowances are required on impaired loans and charge-offs occur. The decision to specifically reserve for or to charge-off or partially charge-off an impaired loan balance is based upon an evaluation of that loan’s potential to improve, based upon near term change in financial or market conditions, which would enable collection of the portion of the loan determined to be impaired. If these conditions are determined to be favorable, a specific reserve would be established as opposed to a charge-off. For further information regarding the allowance for loan losses see Note 4 to the Consolidated Financial Statements.

The following schedule summarizes the changes in the allowance for loan losses:

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Twelve Months Ended December 31, 2009
	(Dollars in thousands)
Allowance, at beginning of period	$65,152	$36,475	$36,475
Provision charged against income	8,438	31,813	81,913
Recoveries:
Consumer loans	4	55	67
Commercial	2,324	64	739
Real estate one-to-four family residential:
Permanent first and second	7	—	42
Home equity loans and liens	277	2	51
Real estate-nonfarm, nonresidential	54	—	149
Real estate-construction	450	170	329
Losses charged to reserve:
Consumer loans	(141)	(177)	(416)
Commercial loans	(6,073)	(3,240)	(16,317)
Real Estate one-to-four family residential:
Permanent first and second	(2,257)	(1,156)	(1,867)
Home equity loans and liens	(365)	(826)	(1,516)
Real estate-multi-family residential	—	—	—
Real estate-nonfarm, nonresidential	(2,662)	(211)	(2,108)
Real estate-construction	(2,863)	(23,991)	(32,389)

Net charge-offs	(11,245)	(29,310)	(53,236)

Allowance, at end of period	$62,345	$38,978	$65,152

Ratio of net charge-offs to average total loans outstanding during period	0.49%	1.27%	2.34%
Allowance for loan losses to total loans	2.77%	1.72%	2.86%

The following schedule provides a breakdown of general reserves and specific reserves for impaired loans by loan type:

	June 30, 2010	June 30, 2009	December 31, 2009
	(Dollars in thousands)
Allocation of the allowance for loan losses:
Real estate –mortgage-general	$6,374	$1,715	$14,669
Real estate –mortgage-specific	3,904	1,617	11,845
Real estate – construction-general	21,079	12,941	13,616
Real estate – construction-specific	20,605	11,093	13,341
Commercial-general	6,930	3,424	5,700
Commercial-specific	2,994	8,054	5,541
Consumer-general	303	101	320
Consumer-specific	156	33	120

Total	$62,345	$38,978	$65,152

Risk Elements and Non-Performing Assets

Non-performing assets consist of non-accrual loans and OREO (foreclosed properties). For the six months ended June 30, 2010, total non-performing assets and loans 90+ days past due and still accruing interest decreased by $6.5 million, from $98.1 million at December 31, 2009, to $91.6 million at June 30, 2010, and have declined $48.0 million from $139.6 million at June 30, 2009. As a result, the ratio of non-performing assets and loans 90+ days past due and still accruing to total assets decreased from 5.17% at June 30, 2009, to 3.24% at June 30, 2010, and decreased from 3.60% of total assets at December 31, 2009. Loans are placed in non-accrual status when in the opinion of management the collection of additional interest is unlikely or a specific loan meets the criteria for non-accrual status established by regulatory authorities. No interest is taken into income on non-accrual loans. A loan remains on non-accrual status until the loan is current as to both principal and interest or the borrower demonstrates the ability to pay and remain current, or both.

Our underwriting for new acquisition, development, and construction loans always includes the interest cost for the loan whether an interest reserve is approved or not. In other words, the equity requirement in the new loan is established reflecting the amount of interest required to serve the project. We continually monitor the adequacy of reserve requirements, including interest reserves, during the draw process to ensure the project is being completed on time and within budget. We have restructured loans due to the slow market, re-underwriting each loan based on time and cost to complete. We do not continue funding interest reserves just to keep the loan from becoming non-performing. We consider whether the loan to value ratio will support current and future advances and whether the project is meeting certain completion criteria necessary to successfully complete the project. Once a loan becomes non-performing, we do not allow draws on interest reserves.

Other impaired loans, that are currently performing, and troubled debt restructurings, performing in accordance with their modified terms, increased from $171.8 million at December 31, 2009, to $189.6 million at June 30, 2010. These loans have been identified by the Company as having certain weaknesses as a result of the Company’s specific knowledge about the customer or recent credit events, and are classified as substandard and subject to impairment testing at each balance sheet date.

Troubled debt restructurings which represented $97.0 million of other impaired loans as of June 30, 2010, were up from $71.9 million at December 31, 2009. These loans which have been provided concessions such as rate reductions, payment deferrals, and in some cases forgiveness of principal, are all on accrual status. If the loan was on non-accrual at the time of the concession it is the Company’s policy that it remain on non-accrual and perform in accordance with the modified terms for a period of six months. All troubled debt restructurings accrue interest. If a troubled debt restructuring is on non-accrual status, it is reported as a non-accrual asset and not as a trouble debt restructuring.

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

Total non-performing assets consist of the following:

	June 30, 2010	June 30, 2009	December 31,2009
	(In Thousands of Dollars)
Non-accrual loans:
Commercial	$5,346	$12,259	$6,929
Real estate-one-to-four family residential:
Closed end first and seconds	4,369	3,843	5,769
Home equity lines	630	494	420

Total Real estate-one-to-four family residential	$4,999	$4,337	$6,189
Real estate-non-farm, non-residential:
Owner Occupied	8,045	6,462	8,600
Non-owner occupied	8,298	8,460	6,506

Total Real estate-non-farm, non-residential	$16,343	$14,922	$15,106
Real estate-construction:
Residential-Owner Occupied	—	2,389	517
Residential-Builder	30,877	53,251	30,110
Commercial	6,911	18,955	6,911

Total Real estate-construction:	$37,788	$74,595	$37,538
Consumer	122	23	47

Total Non-accrual loans	$64,598	$106,136	$65,809
OREO	26,477	28,198	28,499

Total non-performing assets	$91,075	$134,334	$94,308

Loans 90+ days past due and still accruing:
Commercial	$264	$251	$3,797
Real estate-one-to-four family residential:
Closed end first and seconds	280	482	—
Home equity lines	—	—	—

Total Real estate-one-to-four family residential	$280	$482	$—
Real estate multi-family residential	—	1,506	—
Real estate-non-farm, non-residential:
Owner Occupied	—	—	—
Non-owner occupied	—	703	—

Total Real estate-non-farm, non-residential	$—	$703	$—
Real estate-construction:
Residential-Owner Occupied	—	—	—
Residential-Builder	—	2,290	26
Commercial	—	—	—

Total Real estate-construction:	$—	$2,290	$26
Consumer	—	—	3

Total Loans past due 90 days and still accruing	$544	$5,232	$3,826
Total non-performing assets and past due loans	$91,619	$139,566	$98,134

	June 30, 2010	June 30, 2009	December 31, 2009
	(In Thousands of Dollars)
Non-performing assets
to total loans:	4.04%	5.95%	4.14%
to total assets:	3.22%	4.98%	3.46%
Non-performing assets and 90+ days past due loans
to total loans:	4.06%	6.18%	4.31%
to total assets:	3.24%	5.17%	3.60%
Allowance for loan losses to total loans	2.77%	1.72%	2.86%
Allowance for loan losses to non-performing loans	95.71%	35.00%	93.56%
Total allowance for loan loss	$62,345	$38,978	$65,152
Total provisions for loan losses	$8,438	$31,813	$81,913

Troubled debt restructurings:
Commercial	$11,815	$—	$8,963
Real estate-one-to-four family residential:
Closed end first and seconds	5,330	1,309	5,465
Home equity lines	—	238	—

Total Real estate-one-to-four family residential	$5,330	$1,547	$5,465
Real estate multi-family residential	—	—	1,598
Real estate-non-farm, non-residential:
Owner Occupied	18,921	1,522	3,730
Non-owner occupied	28,272	8,748	20,305

Total Real estate-non-farm, non-residential	$47,193	$10,270	$24,035
Real estate-construction:
Residential-Owner Occupied	—	829	—
Residential-Builder	12,504	13,408	12,894
Commercial	20,074	—	18,855

Total Real estate-construction:	$32,578	$14,237	$31,749
Consumer	60	7,255	75

Total troubled debt restructurings	$96,976	$33,309	$71,885

Non-performing loans continue to be concentrated in residential and commercial construction and land development loans in outer sub-markets hardest hit by the residential downturn and commercial and consumer credits experiencing the after shocks in sub-contracting businesses and workforce employment. Overall, as of June 30, 2010, $37.8 million, or 58.0%, of non-performing loans represented acquisition, development and construction loans, $16.3 million, or 25.1%, represented non-farm, non-residential loans, $5.3 million, or 8.3%, represented commercial and industrial loans and $5.0 million, or 7.7%, represented loans on one-to-four family residential properties. The Company would have recorded additional gross interest income of approximately $1.0 million for the quarter ended June 30, 2010 and $1.6 million for the quarter ended June 30, 2009, if non-accrual loans had been current throughout these periods. Interest actually received on non-accrual loans was $305 thousand in 2010 and $650 thousand in 2009. See Note 4 to the Consolidated Financial Statements for additional information regarding the Company’s non-performing assets.

The following provides a breakdown of the construction and non-farm/non-residential loan portfolios by location, including loans on non-accrual status, with dollars in thousands:

	As of June 30, 2010
Residential, Acquisition, Development and Construction	Total Outstandings	Percentage of Total	Non-accrual Loans	Non-accruals as a % of Outstandings	Net charge- offs as a % of Outstandings
By County/Jurisdiction of Origination:
District of Columbia	$4,523	2.3%	$—	—	—
Montgomery, MD	6,459	3.2%	5,157	2.6%	0.5%
Prince Georges, MD	21,830	10.9%	1,390	0.7%	—
Other Counties in MD	5,081	2.5%	—	—	0.1%
Arlington/Alexandria, VA	36,958	18.5%	3,669	1.8%	—
Fairfax, VA	48,462	24.4%	4,301	2.2%	0.5%
Culpeper/Fauquier, VA	4,453	2.2%	3,368	1.7%	0.2%
Fredericksburg, VA	6,281	3.1%	6,250	3.1%	—
Loudoun, VA	27,784	13.9%	770	0.4%	—
Prince William, VA	7,294	3.7%	1,073	0.5%	—
Spotsylvania, VA	562	0.3%	—	—	—
Stafford, VA	22,684	11.3%	4,899	2.5%	—
Other Counties in VA	6,217	3.1%	—	—	—
Outside VA, MD & DC	1,166	0.6%	—	—	—

	$199,754	100.0%	$30,877	15.5%	1.3%

	As of June 30, 2010
Commercial, Acquisition, Development and Construction	Total Outstandings	Percentage of Total	Non-accrual Loans	Non-accruals as a % of Outstandings	Net charge-offs (recoveries) as a % of Outstandings
By County/Jurisdiction of Origination:
District of Columbia	$16,611	9.3%	$—	—	—
Montgomery, MD	1,385	0.8%	—	—	—
Prince Georges, MD	12,175	6.7%	—	—	—
Other Counties in MD	9,447	5.3%	—	—	—
Arlington/Alexandria, VA	9,312	5.2%	—	—	—
Fairfax, VA	20,994	11.6%	—	—	-0.2%
Culpeper/Fauquier, VA	3,020	1.7%	—	—	—
Henrico, VA	833	0.5%	—	—	—
Loudoun, VA	32,749	18.2%	4,797	2.7%	—
Prince William, VA	37,730	21.1%	2,114	1.2%	—
Spotsylvania, VA	2,698	1.5%	—	—	—
Stafford, VA	30,026	16.8%	—	—	—
Other Counties in VA	1,562	0.9%	—	—	—
Outside VA, D.C. & MD	650	0.4%	—	—	—

	$179,192	100.0%	$6,911	3.9%	-0.2%

	As of June 30, 2010
Non-Farm/Non-Residential	Total Outstandings	Percentage of Total	Non-accrual Loans	Non-accruals as a % of Outstandings	Net charge- offs as a % of Outstandings
By County/Jurisdiction of Origination:
District of Columbia	$76,241	6.7%	$—	—	—
Montgomery, MD	36,032	3.2%	7,575	0.7%	0.1%
Prince Georges, MD	59,064	5.2%	1,128	0.1%	—
Other Counties in MD	47,499	4.2%	—	—	—
Arlington/Alexandria, VA	182,539	16.0%	3,945	0.3%	—
Fairfax, VA	275,441	24.1%	—	—	—
Culpeper/Fauquier, VA	6,189	0.5%	—	—	—
Frederick, VA	6,347	0.6%	—	—	—
Henrico, VA	30,860	2.7%	1,500	0.1%	—
Loudoun, VA	111,867	9.8%	628	0.1%	0.1%
Prince William, VA	198,419	17.4%	1,341	0.1%	—
Spotsylvania, VA	19,951	1.7%	--	--	--
Stafford, VA	21,950	1.9%	—	—	—
Other Counties in VA	58,468	5.1%	226	0.0%	—
Outside VA, MD & DC	10,122	0.9%	—	—	—

	$1,140,989	100.0%	$16,343	1.4%	0.2%

Concentrations of Credit Risk

The Bank does a general banking business, serving the commercial and personal banking needs of its customers. The Bank’s market area consists of the Northern Virginia suburbs of Washington, D.C., including Arlington, Fairfax, Fauquier, Loudoun, Prince William, Spotsylvania and Stafford Counties, the cities of Alexandria, Fairfax, Falls Church, Fredericksburg, Manassas and Manassas Park, and, to a lesser extent, certain Maryland suburbs and the city of Washington, D.C. Substantially all of the Company’s loans are made within its market area.

The ultimate collectibility of the Bank’s loan portfolio and the ability to realize the value of any underlying collateral, if needed, are influenced by the economic conditions of the market area. The Company’s operating results are therefore closely related to the economic conditions and trends in the Metropolitan Washington, D.C. area.

At June 30, 2010, the Company had $1.60 billion, or 71.2%, of total loans concentrated in commercial real estate. Commercial real estate for purposes of this discussion includes all construction loans, loans secured by multi-family residential properties and loans secured by non-farm, non-residential properties. At December 31, 2009, commercial real estate loans were $1.62 billion, or 71.1%, of total loans. Total construction loans of $378.9 million at June 30, 2010, represented 16.8% of total loans, loans secured by multi-family residential properties of $84.5 million represented 3.7% of total loans, and loans secured by non-farm, non-residential properties of $1.1 billion represented 50.6%.

Construction loans at June 30, 2010 included $183.0 million in loans to commercial builders of single family residential property and $16.8 million to individuals on single family residential property, together representing 8.9% of total loans. These loans are made to a number of unrelated entities and generally have a term of twelve to eighteen months. In addition, the Company had $179.2 million of construction loans on non-residential commercial property at June 30, 2010, representing 7.9% of total loans. Total construction loans of $378.9 million include $138.7 million in land acquisition and or development loans on residential property and $103.2 million in land acquisition and or development loans on commercial property, together totaling $241.9 million, or 10.7% of total loans. Potential adverse developments in the Northern Virginia real estate market or economy, including substantial increases in mortgage interest rates, slower housing sales, and increased commercial property vacancy rates, could have an adverse impact on these groups of loans and the Bank’s income and financial position. At June 30, 2010, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

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

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land which represent in total 100% or more of an institutions total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institutions total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans. Management has extensive experience in commercial real estate lending and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to its commercial real estate portfolio. The Company is well-capitalized. Nevertheless, it is possible that the Company could be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could require us to obtain additional capital, and may adversely affect stockholder returns.

Non-Interest Income (Charges)

For the three months ended June 30, 2010, the Company recognized $28 thousand of non-interest income, down from $1.9 million for the three months ended June 30, 2009. The Company recognized a non-interest loss of $283 thousand for the six months ended June 30, 2010, compared to non-interest income of $3.8 million for the same period in 2009. Non-interest income for the second quarter includes $1.1 million in losses on OREO and $668 thousand in impairment losses on securities, while in the second quarter of 2009, non-interest income included no losses on OREO and $108 thousand in impairment losses. Non-interest charges for the six months ended June 30, 2010 include $2.0 million in losses on OREO and $1.5 million in impairment losses on securities, while in the six months ended June 30, 2009, non-interest income included no losses on OREO and $138 thousand in impairment losses on securities. The losses on OREO are consistent with management’s commitment to aggressive disposition of these assets, rather than retaining OREO with uncertain future upside potential. The further impairment loss on securities was due to additional deferrals and defaults by the underlying issuers of three pooled trust preferred securities. Non-interest income generated by service charges and other fees, non-deposit investment services commissions, fees and net gains on mortgage loans held for sale, and gain on sale of securities decreased $287 thousand during the second quarter of 2010 from the first quarter of 2010, and decreased by $839 thousand for the six months ended June 30, 2010, from the same period last year.

Second quarter 2010 results include a gain of $139 thousand from the sale of $8.7 million in held-to-maturity securities. These securities were sold, as together with others to the same obligor, exceeded regulatory limitations.

Non-Interest Expense

Non-interest expense increased $142 thousand, or 1.0%, from $13.6 million in the second quarter of 2009 to $13.7 million in the second quarter of 2010, and was up $908 thousand, or 3.4%, from $26.6 million for the six months ended June 30, 2009, to $27.5 million year-to-date June 30, 2010. Compared to the first quarter of 2010, non-interest expense was down $61 thousand. The majority of the year-over-year increases were due to higher legal and professional services expenses associated with the collection of non-performing loans and higher expenses on other real estate owned. As a result of a minimal increase in overhead and higher levels of net interest income, the efficiency ratio, as adjusted, improved from 56.7% in the second quarter of 2009 to 50.3% in the second quarter of 2010.

Provision for Income Taxes

The Company’s income tax provisions are adjusted for non-deductible expenses and non-taxable income after applying the U.S. federal income tax rate of 35%. For the six months ended June 30, 2010, the Company recorded an income tax provision of $4.8 million as compared to a benefit of $4.3 million for the same period in 2009. For the three months ended June 30, 2010, the Company recorded an income tax provision of $2.8 million as compared to a benefit of $2.9 million for the same period in 2009. The effects of non-deductible expenses and non-taxable income on the Company’s income tax provisions are minimal.

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

The Company measures total liquidity through cash and cash equivalents, securities available-for-sale, mortgage loans held-for-sale, other loans and investment securities maturing within one year, less securities pledged as collateral for repurchase agreements, public deposits and other purposes, and less any outstanding Federal funds purchased. These liquidity sources increased $119.5 million, or 19.4%, from $615.2 million at December 31, 2009, to $734.7 million at June 30, 2010, due to a $91.5 million increase in Federal funds sold and a higher balance of loans maturing within one year. Additional sources of liquidity available to the Bank include the capacity to borrow funds through established short-term lines of credit with various correspondent banks and the FHLB of Atlanta. See Note 8 to the Consolidated Financial Statements for further information regarding these additional liquidity sources.

Off-Balance Sheet Arrangements

The Company enters into certain off-balance sheet arrangements in the normal course of business to meet the financing needs of its customers. These off-balance sheet arrangements include commitments to extend credit, standby letters of credit and financial guarantees which would impact the Company’s liquidity and capital resources to the extent customers accept and/or use these commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. With the exception of these off-balance sheet arrangements, and the Company’s obligations in connection with its trust preferred securities, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors.

Commitments to extend credit, which amounted to $502.6 million at June 30, 2010, and $453.3 million at December 31, 2009, represent legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At June 30, 2010, and December 31, 2009, the Company had $26.6 million and $48.1 million, respectively, in outstanding standby letters of credit.

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

Both the Company’s and the Bank’s capital levels continue to meet regulatory requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios. Tier 1 capital consists of common and qualifying preferred stockholders’ equity, less goodwill, and for the Company includes certain minority interests relating to Bank subsidiary issued shares, and a limited amount of restricted core capital elements. Restricted core capital elements include qualifying cumulative preferred stock interests, certain minority interests in subsidiaries and qualifying trust preferred securities. All of the $71 million in preferred stock issued to the Treasury under the Capital Purchase Program qualify as Tier 1 capital. Total risk-based capital consists of Tier 1 capital, qualifying subordinated debt, and a portion of the allowance for loan losses, and for the Company, a limited amount of excess restricted core capital elements. Risk-based capital ratios are calculated with reference to risk-weighted assets. The leverage ratio compares Tier 1 capital to total average assets. The Bank’s Tier 1 risk-based capital ratio was 12.09% at June 30, 2010, compared to 11.41% at December 31, 2009, and its total risk-based capital ratio was 13.34% at June 30, 2010, compared to 12.66% at December 31, 2009. These ratios are in excess of the mandated minimum requirement of 4.00% and 8.00%, respectively. The Bank’s leverage ratio was 10.36% at June 30, 2010, compared to 10.23% at December 31, 2009. The Company’s Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage ratio was 12.13%, 13.38%, and 10.37%, respectively, at June 30, 2010, compared to 11.48%, 12.73%, and 10.29%, respectively, at December 31, 2009. The increases in these capital ratios in 2010, are due to lower levels of risk-weighted assets.

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

The Federal Reserve has revised the capital treatment of trust preferred securities. As a result, the capital treatment of trust preferred securities has been revised to provide that beginning in 2011, such securities can be counted as Tier 1 capital at the holding company level, together with other restricted core capital elements, up to 25% of total capital (net of goodwill), and any excess as Tier 2 capital, subject to limitation. At June 30, 2010, trust preferred securities represented 22.0% of the Company’s Tier 1 capital and 19.9% of its total risk-based capital. See Note 9 to the Consolidated Financial Statements for further information regarding trust preferred securities.

Capital Issuances. As noted above, during 2008, the Company accepted an investment by Treasury under the Capital Purchase Program. In connection with that investment, the Company entered into and consummated an Agreement with the Treasury, pursuant to which the Company issued 71,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), having a liquidation amount per share equal to $1,000, for a total purchase price of $71 million. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. Subject to approval by the Treasury after consultation with the Company’s and Bank’s federal regulators, the Company may, at its option, redeem the Series A Preferred Stock at the liquidation amount plus accrued and unpaid dividends. The Series A Preferred Stock is non-voting, except in limited circumstances. Prior to the third anniversary of issuance, unless the Company has redeemed all of the Series A Preferred Stock or the Treasury has transferred all of the Series A Preferred Stock to a third party, the consent of the Treasury will be required for the Company to commence paying a cash common stock dividend or repurchase its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Agreement.

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

Please refer to Note 9 to the Consolidated Financial Statements for additional information regarding the issuance of $25 million of trust preferred securities and warrants to purchase 1.5 million shares of the Company’s common stock to certain directors and executive officers of the Company in 2008.

Recent Accounting Pronouncements

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140”, was adopted into Codification in December 2009 through the issuance of Accounting Standards Update (“ASU”) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued new guidance relating to variable interest entities. The new guidance, which was issued as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was adopted into Codification in December 2009 as ASC 810-10. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. ASC 810-10 is effective as of January 1, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.” ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-04, “Accounting for Various Topics – Technical Corrections to Securities and Exchange Commission (“SEC”) Paragraphs.” ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements—subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures and require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll-forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending after December 15, 2010. Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance roll-forward and modification disclosures, will be required for periods beginning after December 15, 2010. The Company is currently assessing the impact that ASU 2010-20 will have on its consolidated financial statements.

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

Our short term interest rate sensitivity is managed through the use of a model that generates estimates of the change in the net interest income over a range of interest rate scenarios. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. The model assumes that the composition of interest sensitive assets and liabilities existing at June 30, 2010, remains constant over a two year period (base case) and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.

The following table provides an analysis of our interest rate risk as measured by the estimated change in MVPE and net interest income from the base case, resulting from instantaneous and sustained parallel shifts in interest rates as of June 30, 2010, (in thousands):

	Sensitivity of Market Value of Portfolio Equity June 30, 2010				Sensitivity of Net Interest Income June 30, 2010
	Market Value of Portfolio Equity				Net Interest Income		Net Interest Margin
Interest Rate Scenario	Amount	$ Change from Base	Percent	% of Total Assets	Amount	$ Change from Base	Percent	% Change from Base
Up 300 bps	$196,164	$(64,353)	-24.70%	6.86%	$200,714	$5,689	3.62%	2.92%
Up 200 bps	224,361	(36,156)	-13.88%	7.85%	199,687	4,662	3.61%	2.39%
Base Case	260,517	—	0.00%	9.11%	195,025	—	3.52%	0.00%
Down 100 bps	259,926	591	0.23%	9.09%	187,287	(7,739)	3.38%	-3.97%

Management believes the modeled results are consistent with the short duration of its balance sheet and given the many variables that affect the actual timing of when assets and liabilities will reprice and the extent of that repricing. In shocking the current two year projection upward, interest-bearing liabilities are repricing slightly higher than interest-earnings assets; however, that decline in interest income is being offset by a higher level of interest-earning assets relative to interest-bearing liabilities. Since the earnings model uses numerous assumptions regarding the effect of changes in interest rates on the timing and extent of repricing characteristics, future cash flows and customer behavior, the model cannot precisely estimate net income and the effect on net income from sudden changes in interest rates. Actual results will differ from the simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information required to be set forth in the Company’s periodic reports.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act could increase our regulatory compliance burden and associated costs, place restrictions on certain products and services, and limit our future capital raising strategies.

A wide range of regulatory initiatives directed at the financial services industry has been proposed in recent months. One of these initiatives, the Dodd-Frank Act, was signed into law on July 21, 2010. The Dodd-Frank Act implements significant changes in the financial regulatory landscape that will impact all financial institutions, including the Company and the Bank. The Dodd-Frank Act will likely increase our regulatory compliance burden and may have a material adverse effect on us, including by increasing the costs associated with our regulatory examinations and compliance measures. However, it is too early for us to fully assess the impact of the Dodd-Frank Act and subsequent regulatory rulemaking processes on our business, financial condition or results of operations.

Among the Dodd-Frank Act’s significant regulatory changes, the act creates a new financial consumer protection agency that could impose new regulations on us and include its examiners in our routine regulatory examinations conducted by the Federal Reserve, which could increase our regulatory compliance burden and costs and restrict the financial products and services we offer to our customers. The act increases regulatory supervision and examination of bank holding companies and their banking and non-banking subsidiaries, which could increase our regulatory compliance burden and costs and restrict our ability to generate revenues from non-banking operations. The act imposes more stringent capital requirements on bank holding companies, which could limit our future capital strategies and could require us to engage in recapitalization transactions, the cost of which cannot be determined at this time. The act also increases regulation of derivatives and hedging transactions, which could limit our ability to enter into, or increase the costs associated with, interest rate hedging transactions.

Our non-performing assets, when combined with troubled debt restructurings and other impaired loans that are performing, show a significant increase over the past 12 months. Further increases will have an adverse effect on our earnings.

Our non-performing assets (which consist of nonaccrual loans and OREO) and our troubled debt restructurings and other impaired loans, which are currently performing, totaled $302.9 million at June 30, 2010, which is an increase of $70.3 million, or 30.2%, over the $232.6 million in non-performing assets, troubled debt restructurings and other impaired loans at June 30, 2009. Our non-performing assets, troubled debt restructurings and other impaired loans adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or OREO. We must establish an allowance for loan losses that reserves for losses inherent in the loan portfolio that are both probable and reasonably estimable through current period provisions for loan losses. From time to time, we also write down the value of properties in our OREO portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to OREO. Further, while troubled debt restructurings return to non-impaired status in the next fiscal year if they are performing for at least six months, in the event that payments on troubled debt restructurings are not made on a current basis, the troubled debt restructurings become nonaccrual loans. If any of our current or future troubled debt restructurings become non-performing, we will not record interest income on such loans and, as a result, our earnings will be adversely affected. The resolution of non-performing assets, troubled debt restructurings and other impaired loans requires the active involvement of management, which can distract management from its overall supervision of operations and other income producing activities. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance for loan losses accordingly, which will have an adverse effect on our earnings.

Our financial condition and results of operations would be adversely affected if our allowance for loan losses is not sufficient to absorb actual losses or if we are required to increase our allowance for loan losses.

Experience in the banking industry indicates that a portion of our loans will become delinquent, that some of our loans may only be partially repaid or may never be repaid and that we may experience other losses for reasons beyond our control. Further, despite our underwriting criteria and historical experience, we may be particularly susceptible to losses due to: (1) the geographic concentration of our loans, (2) the concentration of higher risk loans, such as commercial real estate loans and acquisition, development and construction loans, and (3) the relative lack of seasoning of certain of our loans.

While our level of non-performing assets has decreased since June 30, 2009, we are currently experiencing elevated levels of troubled debt restructurings and other impaired loans that are performing. The combined levels are significantly in excess of our historical levels and are concentrated in acquisition, development and construction loans, commercial real estate loans, and commercial and industrial loans. As a result, our provision and allowance for loan losses, as well as our level of charge-offs, have significantly increased over prior years. For the year ended December 31, 2009, our provision for loan losses was $81.9 million compared to $25.4 million in 2008, with total net charge-offs in 2009 of $53.2 million versus $11.2 million for the year ended December 31, 2008. Our provision for loan losses was $8.4 million for the six months ended June 30, 2010, compared to $31.8 million in the same period in 2009, with net charge-offs of $11.2 million in the first six months of 2010 versus $29.3 million for the six months ended June 30, 2009. As a result of these provisions, the total allowance for loan losses increased $23.3 million, or 59.7%, from $39.0 million at June 30, 2009 to $62.3 million at June 30, 2010. As a percent of total loans, the allowance has increased from 1.72% as of June 30, 2009 to 2.77% as of June 30, 2010. Although we believe that our allowance for loan losses is maintained at a level adequate to absorb any inherent losses in our loan portfolio, these estimates of loan losses are necessarily subjective and their accuracy depends on the outcome of future events. If we need to make significant and unanticipated increases in our loss allowance in the future, our results of operations and financial condition would be materially adversely affected at that time.

While we strive to carefully monitor credit quality and to identify loans that may become non-performing, at any time there are loans included in the portfolio that will result in losses, but that have not been identified as non-performing or potential problem loans. We cannot be sure that we will be able to identify deteriorating loans before they become non-performing assets, or that we will be able to limit losses on those loans that are identified. Furthermore, bank regulators may require us to make a provision for loan losses or otherwise recognize further loan charge-offs following their periodic review of our loan portfolio, our underwriting procedures and our allowance for loan losses. As a result, future additions to the allowance may be necessary, which could adversely affect our results of operations.

Other than the additional risk factors mentioned above, there have been no material changes in the risk factors faced by the Company from those disclosed under Part I, Item 1A. “Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities.- None

(b)	Use of Proceeds.- Not Applicable.

(c)	Issuer Purchases of Securities.- None

Item 3.	DEFAULTS UPON SENIOR SECURITIES - None

Item 4.	(REMOVED AND RESERVED)

Item 5.	OTHER INFORMATION

(a)	Required 8-K Disclosures. None

(b)	Changes in Procedures for Director Nominations by Securityholders. None

Item 6.	EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation of Virginia Commerce Bancorp, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

3.2	Articles of Amendment to the Articles of Incorporation relating to the Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 15, 2008)

3.3	Amended and Restated Bylaws of Virginia Commerce Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 27, 2007)

31.1	Certification of Peter A. Converse, Chief Executive Officer

31.2	Certification of William K. Beauchesne, Treasurer and Chief Financial Officer

32.1	Certification of Peter A. Converse, Chief Executive Officer

32.2	Certification of William K. Beauchesne, Treasurer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virginia Commerce Bancorp, Inc.
(Registrant)

Date: August 12, 2010	BY	/S/ PETER A. CONVERSE
Peter A. Converse, Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2010	BY	/S/ WILLIAM K. BEAUCHESNE
William K. Beauchesne, Treasurer and Chief Financial Officer
(Principal Financial Officer)