Form 10-Q
period 2010-09-30
VIRGINIA COMMERCE BANCORP INC
filed 2010-11-12
CIK 1099305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 12, 2010, the number of outstanding shares of registrant’s common stock, par value $1.00 per share, was: 28,893,186.

PART I. FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except share and per share data)

	(Unaudited) September 30, 2010	(Audited) December 31, 2009
Assets
Cash and due from banks	$34,520	$25,211
Federal funds sold	113,250	—
Investment securities (fair value: 2010, $384,734; 2009, $349,836)	380,915	348,585
Restricted stocks, at cost	11,752	11,751
Loans held-for-sale	14,175	6,492
Loans, net of allowance for loan losses of $62,776 in 2010 and $65,152 in 2009	2,178,034	2,210,064
Bank premises and equipment, net	12,224	13,794
Accrued interest receivable	10,617	10,537
Other real estate owned, net of valuation allowance of $6,001 in 2010 and $9,067 in 2009	24,395	28,499
Other assets	66,121	70,364

Total assets	$2,846,003	$2,725,297

Liabilities and Stockholders’ Equity
Deposits
Demand deposits	$269,703	$239,604
Savings and interest-bearing demand deposits	1,223,748	985,152
Time deposits	830,027	1,004,571

Total deposits	$2,323,478	$2,229,327
Securities sold under agreement to repurchase and federal funds purchased	178,632	176,729
Other borrowed funds	25,000	25,000
Trust preferred capital notes	66,249	66,057
Accrued interest payable	3,173	4,014
Other liabilities	2,459	5,302
Commitments and contingent liabilities	—	—

Total liabilities	$2,598,991	$2,506,429

Stockholders’ Equity
Preferred stock, net of discount, $1.00 par, 1,000,000 shares authorized, Series A; $1,000 stated value; 71,000 issued and outstanding in 2010 and 2009	$65,082	$63,993
Common stock, $1.00 par, 50,000,000 shares authorized, issued and outstanding 2010, 28,893,186 including 9,335 in unvested restricted stock issued; 2009, 26,744,545	28,884	26,745
Surplus	104,693	96,588
Warrants	8,520	8,520
Retained earnings	35,918	22,671
Accumulated other comprehensive income, net	3,915	351

Total stockholders’ equity	$247,012	$218,868

Total liabilities and stockholders’ equity	$2,846,003	$2,725,297

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of dollars except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest and dividend income:
Interest and fees on loans	$33,997	$33,707	$100,138	$100,336
Interest and dividends on investment securities:
Taxable	3,131	3,366	9,722	10,523
Tax-exempt	554	426	1,456	1,177
Dividend on restricted stocks	91	97	267	265
Interest on federal funds sold	59	27	137	59

Total interest and dividend income	$37,832	$37,623	$111,720	$112,360

Interest expense:
Deposits	$8,113	$11,649	$25,972	$39,076
Securities sold under agreement to repurchase and federal funds purchased	1,023	1,022	3,022	2,477
Other borrowed funds	272	272	806	806
Trust preferred capital notes	1,243	1,276	3,702	3,840

Total interest expense	$10,651	$14,219	$33,502	$46,199

Net interest income	$27,181	$23,404	$78,218	$66,161
Provision for loan losses	5,100	49,000	13,538	80,813

Net interest income (loss) after provision for loan losses	$22,081	$(25,596)	$64,680	$(14,652)

Non-interest income (charges):
Service charges and other fees	$841	$893	$2,555	$2,683
Non-deposit investment services commissions	222	165	529	444
Fees and net gains on loans held-for-sale	908	615	1,737	2,374
Loss on other real estate owned	(713)	(9,085)	(2,691)	(9,085)
Gain on sale of securities	—	—	139	—
Impairment loss on securities (1)	—	(280)	(1,519)	(418)
Other	1,134	119	1,359	198

Total non-interest income (charges)	$2,392	$(7,573)	$2,109	$(3,804)

Non-interest expense:
Salaries and employee benefits	$6,253	$5,645	$18,239	$17,260
Occupancy expense	2,414	2,466	7,534	7,670
FDIC insurance	1,312	1,304	3,953	4,100
Franchise tax expense	720	775	2,155	2,325
Data processing	553	598	1,806	1,774
Other operating expense	3,346	2,134	8,428	6,402

Total non-interest expense	$14,598	$12,922	$42,115	$39,531

Income (loss) before taxes	$9,875	$(46,091)	$24,674	$(57,987)
Provision (benefit) for income taxes	2,917	(16,204)	7,676	(20,507)

Net income (loss)	$6,958	$(29,887)	$16,998	$(37,480)

Effective dividend on preferred stock	1,250	1,251	3,752	3,288

Net income (loss) available to common stockholders	$5,708	$(31,138)	$13,246	$(40,768)

Earnings (loss) per common share, basic	$0.21	$(1.17)	$0.49	$(1.53)
Earnings (loss) per common share, diluted	$0.20	$(1.17)	$0.46	$(1.53)

(1)	Loss on securities available-for-sale in 2010 consists of additional other-than-temporary impairment losses since December 31, 2009, of $(760) thousand of which $(1.5) million was recognized as a loss of earnings and a gain of $759 thousand was recognized in other comprehensive income. In 2009, $(418) thousand in other-than-temporary impairment was recognized against earnings and $(274) thousand in other comprehensive loss.

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2010 and 2009

(In thousands of dollars)

(Unaudited)

	Preferred Stock	Common Stock	Surplus	Warrants	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, January 1, 2009	$62,541	$26,575	$95,840	$8,520	$60,535	$(724)		$253,287
Comprehensive Loss:
Net (loss)					(37,480)		$(37,480)	(37,480)
Other comprehensive income:
reclassification adjustment for impairment loss on securities (net of tax of $146)						272	272	272

unrealized holding gains arising during the period (net of tax of $794)						1,475	1,475	1,475

Total comprehensive loss							$(35,733)

Stock options exercised	—	121	51	—	—	—		172
Stock option expense	—	—	468	—	—	—		468
Discount on preferred stock	1,089	—	—	—	(1,089)	—		—
Dividend on preferred stock	—	—	—	—	(2,200)	—		(2,200)

Balance, September 30, 2009	$63,630	$26,696	$96,359	$8,520	$19,766	$1,023		$215,994

Balance, January 1, 2010	$63,993	$26,745	$96,588	$8,520	$22,671	$351		$218,868
Comprehensive Income:
Net income					16,998		$16,998	16,998
Other comprehensive income:
reclassification adjustment for impairment loss on securities (net of tax of $532)						987	987	987
reclassification adjustment for gain on securities (net of tax of $49)						(90)	(90)	(90)
unrealized holding gains arising during the period (net of tax of $1,436)						2,667	2,667	2,667

Total comprehensive income							$20,562

Common stock issued	—	1,905	7,370	—	—	—		9,275
Stock options exercised	—	234	242	—	—	—		476
Stock option expense	—	—	493	—	—	—		493
Discount on preferred stock	1,089	—	—	—	(1,089)	—		—
Dividend on preferred stock	—	—	—	—	(2,662)	—		(2,662)

Balance, September 30, 2010	$65,082	$28,884	$104,693	$8,520	$35,918	$3,915		$247,012

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16,998	$(37,480)
Adjustments to reconcile net income (loss) to net cash provided (used in) by operating activities:
Depreciation and amortization	1,983	2,048
Provision for loan losses	13,538	80,813
Stock based compensation expense	493	468
Deferred tax benefit	(2,593)	(15,474)
Accretion of trust preferred securities discount	192	193
Amortization of premiums and accretion of security discounts, net	287	305
Origination of loans held-for-sale	(110,046)	(156,341)
Sales of loans	103,801	161,038
Gain on sale of loans	(1,437)	(761)
Loss on other real estate owned	2,691	9,085
Gain on sale of securities	(139)	—
Impairment loss on securities	1,519	418
Changes in other assets and other liabilities: (Increase) decrease in accrued interest receivable	(80)	234
Decrease (increase) in other assets	6,330	(43,686)
Decrease in other liabilities	(3,683)	(4,943)

Net Cash Provided By (Used In) Operating Activities	$29,854	$(4,083)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in loans	$18,491	$38,020
Purchase of securities available-for-sale	(194,166)	(183,250)
Purchase of securities held-to-maturity	—	(11,350)
Proceeds from principal payments on securities available-for-sale	40,262	39,186
Proceeds from principal payments on securities held-to-maturity	7,566	7,497
Proceeds from sale of securities held-to-maturity	8,717	—
Proceeds from calls and maturities of securities available-for-sale	106,852	104,597
Proceeds from calls and maturities of securities held-to-maturity	2,252	1,293
Purchase of bank premises and equipment	(413)	(1,458)

Net Cash (Used In) Investing Activities	$(10,439)	$(5,465)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$94,151	$62,662
Net increase (decrease) in repurchase agreements and Federal funds purchased	1,904	(2,428)
Net proceeds from issuance of capital stock	9,751	172
Dividend paid on preferred stock	(2,662)	(2,200)

Net Cash Provided By Financing Activities	$103,144	$58,206

Net Increase In Cash and Cash Equivalents	122,559	48,658
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	$25,211	$33,515

CASH AND CASH EQUIVALENTS - END OF PERIOD	$147,770	$82,173

Supplemental Schedule of Noncash Investing Activities:
Unrealized gain (loss) on securities	$5,483	$(1,851)
Tax benefits on stock options exercised	61	—
Other real estate owned transferred from loans	4,202	37,918
Supplemental Disclosure of Cash Flow Information:
Taxes Paid	$10,256	$—
Interest Paid	34,344	49,311

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	General

The accompanying unaudited consolidated financial statements of Virginia Commerce Bancorp, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions as of September 30, 2010 and December 31, 2009, the results of operations for the three and nine months ended September 30, 2010 and 2009, and statements of cash flows and stockholders’ equity for the nine months ended September 30, 2010 and 2009. These statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2009. In preparing these financial statements, management has evaluated subsequent events and transactions for potential recognition or disclosure through the date these financial statements were issued. Management has concluded there were no material subsequent events to be disclosed at this time.

Operating results for the three and nine month periods ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010, or any other period.

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis for September 30, 2010 and December 31, 2009, respectively:

		Fair Value Measurements at September 30, 2010 Using
(in thousands) Description	Balance as of September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$342,061	$—	$342,061	$—

		Fair Value Measurements at December 31, 2009 Using
(in thousands) Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$291,521	$—	$291,521	$—

At September 30, 2010 and December 31, 2009, the Company did not have any liabilities measured at fair value on a recurring basis.

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

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the

Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the periods ended September 30, 2010, and December 31, 2009. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Operations.

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate, financial assets, personalty or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company, using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant, using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans are measured at fair value on a nonrecurring basis through the allowance for loan losses. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Operations.

Foreclosed Assets: Assets acquired through, or in lieu of, loan foreclosure are held-for-sale and are initially recorded at the lesser of book value or fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation are included in net expenses for foreclosed assets.

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis for September 30, 2010 and December 31, 2009, respectively:

		Carrying value at September 30, 2010
(in thousands) Description	Balance as of September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans	$109,686	$—	$92,927	$16,759
Foreclosed Assets	$24,395	$—	$24,395	$—

		Carrying value at December 31, 2009
(in thousands) Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans	$121,109	$—	$96,798	$24,311
Foreclosed Assets	$28,499	$—	$28,499	$—

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

At September 30, 2010 and December 31, 2009, the fair value of loan commitments and stand-by letters of credit were deemed immaterial, and therefore, are not included in the table below.

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2010		December 31, 2009
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and short-term investments	$147,770	$147,770	$25,211	$25,211
Securities	380,915	384,734	348,585	349,836
Restricted stock	11,752	11,752	11,751	11,751
Loans held-for-sale	14,175	14,175	6,492	6,492
Loan receivables	2,178,034	2,201,953	2,210,064	2,227,593
Accrued interest receivable	10,617	10,617	10,537	10,537

	September 30, 2010		December 31, 2009
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial liabilities:
Deposits	$2,323,478	$2,275,321	$2,229,327	$2,202,714
Securities sold under agreements to repurchase and federal funds purchased	178,632	199,718	176,729	200,146
Other borrowed funds	25,000	25,587	25,000	25,683
Trust preferred capital notes	66,249	81,802	66,057	82,651
Accrued interest payable	3,173	3,173	4,014	4,014

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

Amortized cost and fair value of the securities available-for-sale and held-to-maturity as of September 30, 2010 and December 31, 2009, are as follows (dollars in thousands):

September 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale:
U.S. Government Agency obligations	$272,265	$7,384	$(18)	$279,631
Pooled trust preferred securities	5,964	—	(4,766)	1,198
Obligations of states and political subdivisions	57,811	3,425	(4)	61,232

	$336,040	$10,809	$(4,788)	$342,061

Held-to-maturity:
U.S. Government Agency obligations	$7,047	$366	$—	$7,413
Obligations of state and political subdivisions	31,807	3,485	(32)	35,260

	$38,854	$3,851	$(32)	$42,673

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale:
U.S. Government Agency obligations	$242,129	$6,004	$(999)	$247,134
Pooled trust preferred securities	7,241	—	(5,211)	2,030
Obligations of states and political subdivisions	41,610	873	(126)	42,357

	$290,980	$6,877	$(6,336)	$291,521

Held-to-maturity:
U.S. Government Agency obligations	$12,323	$430	$—	$12,753
Obligations of state and political subdivisions	44,741	821	—	45,562

	$57,064	$1,251	$—	$58,315

The amortized cost of securities pledged as collateral for repurchase agreements, certain public deposits, and other purposes were $235.8 million and $252.7 million at September 30, 2010 and December 31, 2009, respectively.

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

Provided below is a summary of all securities which were in an unrealized loss position at September 30, 2010 and December 31, 2009, that were evaluated for other-than-temporary impairment, and deemed to not have an other-than-temporary impairment. Presently, the Company does not intend to sell any of these securities, will not be required to sell these securities, and expects to recover the entire amortized cost of all the securities. For U.S. Government Agency obligations and obligations of states/political subdivisions, the unrealized losses result from market or interest rate risk, while the unrealized losses pertaining to the pooled trust preferred securities are due to both performance and credit ratings, as well as interest rate risk.

At September 30, 2010	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government Agency obligations	$7,086	$(18)	$—	$—	$7,086	$(18)
Pooled trust preferred securities	—	—	1,198	(4,766)	1,198	(4,766)
Obligations of states/political subdivisions	1,007	(4)	—	—	1,007	(4)

	$8,093	$(22)	$1,198	$(4,766)	$9,291	$(4,788)

Held-to maturity:
Obligations of states/political subdivisions	$1,468	$(32)	$—	$—	$1,468	$(32)

At December 31, 2009	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government Agency obligations	$70,876	$(999)	$—	$—	$70,876	$(999)
Pooled trust preferred securities	—	—	2,030	(5,211)	2,030	(5,211)
Obligations of states/political subdivisions	8,182	(57)	2,031	(69)	10,213	(126)

	$79,058	$(1,056)	$4,061	$(5,280)	$83,119	$(6,336)

As of September 30, 2010, the Company had three pooled trust preferred securities that were deemed to be other-than-temporarily impaired (“OTTI”) based on a present value analysis of expected future cash flows. These securities had a fair value of $538 thousand and a cumulative other-than-temporary impairment loss of $5.9 million, of which $2.6 million has been recognized in other comprehensive loss, and $3.3 million has been recognized in earnings (in prior periods). The following table provides further information on these three securities as of September 30, 2010 (in thousands):

Security	Class	Current Moody’s Ratings (Lowest Assigned Rating)	Par Value	Book Value/ Fair Value	Unrealized Loss	Current Defaults and Deferrals	% of Current Defaults and Deferrals to Current Collateral	Excess Sub (1)	Estimated Incremental Defaults Required to Break Yield (2)	Cumulative Other Comprehensive Loss (3)	Amount of OTTI Related to Credit Loss (3)
PreTSL VI	Mezz	Caa1	$525	$243	$282	$33,000	81%	-49.8%	BROKEN	$125	$157
PreTSL X	B-1	Ca	2,048	182	1,866	220,595	46%	-100.0%	BROKEN	696	1,170
PreTSL XXVI	C-2	C	3,859	113	3,746	293,500	30%	-100.0%	BROKEN	1,733	2,013

Total			$6,432	$538	$5,894					$2,554	$3,340

(1)	Excess subordination is the difference between the remaining performing collateral and the amount of bonds outstanding that are pari passu and senior to the class the Company owns. Negative excess subordination indicates there is not enough performing collateral in the pool to cover the outstanding balance of all classes senior to those the Company owns.
(2)	A break in yield for a given class means that defaults/deferrals have reached such a level that the class would not receive all of its contractual cash flows (principal and interest) by maturity (so that it is not just a temporary interest shortfall, but an actual loss in yield on the investment). This represents additional defaults beyond those assumed in our cash flow modeling.
(3)	Pre-tax.

As of September 30, 2010, the Company had one pooled trust preferred security that was deemed to be temporarily impaired based on a present value analysis of expected future cash flows. The security had a fair value of $660 thousand. The following table provides further information on this security as of September 30, 2010 (in thousands):

Security	Class	Current Moody’s Ratings (Lowest Assigned Rating)	Par Value	Book Value/ Fair Value	Unrealized Loss	Current Defaults and Deferrals	% of Current Defaults and Deferrals to Current Collateral	Excess Sub (1)	Estimated Incremental Defaults Required to Break Yield (2)	Cumulative Other Comprehensive Loss (3)	Amount of OTTI Related to Credit Loss (3)
PreTSL XXVII	B	Caa3	$2,870	$660	$2,210	$95,800	29%	-34.1%	$60,500	$2,210	—

(1)	Excess subordination is the difference between the remaining performing collateral and the amount of bonds outstanding that are pari passu and senior to the class the Company owns. Negative excess subordination indicates there is not enough performing collateral in the pool to cover the outstanding balance of all classes senior to those the Company owns.
(2)	A break in yield for a given class means that defaults/deferrals have reached such a level that the class would not receive all of its contractual cash flows (principal and interest) by maturity (so that it is not just a temporary interest shortfall, but an actual loss in yield on the investment). This represents additional defaults beyond those assumed in our cash flow modeling.
(3)	Pre-tax.

The following table presents a roll-forward of the credit loss component amount of OTTI recognized in earnings:

(in thousands)
Amount recognized through December 31, 2009	$1,821
Additions:
Initial credit impairments	—
Subsequent credit impairments	1,519

Amount recognized through September 30, 2010	$3,340

Management has evaluated each of these securities for potential impairment under ASC 325 “Investments-Other” and the most recently issued related guidance, and has reviewed each of the issues’ collateral participants’ most recent earnings, capital and loan loss reserve levels, and non-performing loan levels to estimate a future deferral and default rate in basis points for the remaining life of each security. As of September 30, 2010, we used 50 basis points for PreTSL VI and X, 75 basis points for PreTSL XXVI, and 25 basis points for PreTSL XXVII in expected deferrals and defaults as a percentage of remaining collateral for future periods. In performing a detailed present value cash flow analysis for each security, the deferral and default rate was treated the same. If this analysis results in a present value of expected cash flows that is less than the amortized cost basis of a security (that is, a credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is considered temporary. The cash flow analysis we performed used discount rates equal to the credit spread at the time of purchase for each security and then added the current 3-month LIBOR spot rate. The analysis also assumed 15% recoveries on deferrals after two years and prepayments of 1% per year on each security. As of September 30, 2010, there were 2 out of 5 performing banks in PreTSL VI, 36 out of 57 in PreTSL X, 43 out of 67 in PreTSL XXVI, and 26 out of 42 in PreTSL XXVII.

Our investment in Federal Home Loan Bank (“FHLB”) stock totaled $6.0 million at September 30, 2010. FHLB stock is generally viewed as a long-term investment and as a restricted security, which is carried at cost, because there is no market for the stock, other than FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of repurchases of excess stock in 2010, in light of the FHLB’s consistent payment of dividends in 2010 and consistent net income since the quarter ended June 30, 2009, we do not consider this investment to be other-than-temporarily impaired at September 30, 2010, and no impairment has been recognized. FHLB stock is shown in restricted stocks on the Consolidated Balance Sheets and is not part of the available-for-sale securities portfolio.

3.	Loans

Major classifications of loans, excluding loans held-for-sale, are summarized as follows:

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Commercial	$207,909	$238,327
Real estate-one to four family residential:
Closed end first and seconds	288,318	271,501
Home equity lines	134,159	135,233

Total real estate-one-to-four family residential	$422,477	$406,734
Real estate-multifamily residential	86,896	66,799
Real estate-non-farm, non-residential:
Owner Occupied	476,812	452,776
Non-owner occupied	662,695	673,169

Total Real estate-non-farm, non-residential	$1,139,507	$1,125,945
Real estate-construction:
Residential-Owner Occupied	15,152	15,161
Residential-Builder	174,896	224,855
Commercial	185,444	188,276

Total Real estate-construction:	$375,492	$428,292
Farmland	2,410	2,675
Consumer	9,794	10,368

Total loans	$2,244,485	$2,279,140
Less unearned income	3,675	3,924
Less allowance for loan losses	62,776	65,152

Loans, net	$2,178,034	$2,210,064

4.	Allowance for Loan Losses

An analysis of the allowance for loan losses for the nine months ended September 30, 2010, and the year ended December 31, 2009 is shown below (dollars in thousands):

	September 30, 2010	December 31, 2009
Allowance, at beginning of period	$65,152	$36,475
Provision charged against income	13,538	81,913
Recoveries added to reserve	3,711	1,377
Losses charged to reserve	(19,625)	(54,613)

Allowance, at end of period	$62,776	$65,152

In performing a specific reserve analysis on all impaired loans as of September 30, 2010, current third party appraisals were used with respect to approximately 75% of impaired loans to assist with the evaluation of collateral values for the purpose of establishing specific reserves. When a loan is identified as impaired and collateral dependent, a current evaluation of collateral value via third party appraisal or other valuation methodology is conducted within the calendar quarter of identification when possible, but not less than 90 days after identification. Charge-offs and specific reserves are established upon determination of collateral value. During the interim between identification of an impaired loan and receipt of a current appraisal of the related collateral, specific reserves are established based upon interim methodologies including discounted cash flow analysis, tax assessment values and review of market comparables. In general, variances between charge-offs and fair value of collateral is limited to estimates of projected costs of sale. Costs of sale are estimated at 10% of value. Partially charged-off loans remain non-performing until such time as a viable restructuring plan is developed. Upon execution of a forbearance agreement including modified terms, an impaired loan will be re-classified from non-performing to a troubled debt restructuring, but will continue to be identified as impaired until the loan performs under the modified terms for the remainder of the calendar year in which it was restructured, but not less than 90 days. As noted above, in the majority of cases, external appraisals are used to establish fair value of the related collateral. In the interim prior to receipt of a current appraisal or in those situations where a current appraisal is not deemed practical or necessary, discounted cash flow analysis, tax assessment values, review of market comparables and other methodologies are used to establish fair value. Impaired loans which do not have a specific reserve are those loans which have been identified to have sufficient collateral coverage, based upon the fair value of collateral, to repay the entire principal balance due from collateral liquidation.

There were $979 thousand and $3.8 million in loans past due 90 days or more and still accruing interest at September 30, 2010 and December 31, 2009, respectively, that were not classified as impaired loans.

Information about impaired loans and specific reserve allowances as of and for September 30, 2010 and December 31, 2009, is as follows (dollars in thousands):

	September 30, 2010	December 31, 2009
Non-accrual loans for which a specific allowance has been provided	$28,592	$34,572
Non-accrual loans for which no specific allowance has been provided	28,426	31,237
Other impaired loans for which a specific allowance has been provided	112,416	117,384
Other impaired loans for which no specific allowance has been provided	96,882	54,438

Total impaired loans	$266,316	$237,631

Allowance provided for impaired loans, included in the allowance for loan losses	$32,519	$30,847

5.	Earnings (Loss) Per Common Share

The following shows the weighted average number of shares used in computing earnings (loss) per common share and the effect on the weighted average number of shares of diluted potential common stock. As of September 30, 2010, and 2009, there were 4,413,473 and 5,506,993 anti-dilutive stock options and warrants outstanding, respectively.

	Three Months Ended				Nine Months Ended
	September 30, 2010		September 30, 2009		September 30, 2010		September 30, 2009
		Per		Per		Per		Per
		Share		Share		Share		Share
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Basic (loss) earnings per share	27,599,007	$0.21	26,694,898	$(1.17)	27,159,404	$0.49	26,691,490	$(1.53)
Effect of dilutive securities:
Stock options	1,294,962		—		1,326,847		—

Diluted (loss) earnings per share	28,893,969	$0.20	26,694,898	$(1.17)	28,486,251	$0.46	26,691,490	$(1.53)

6.	Stock Compensation Plan

At September 30, 2010, the Company had two stock-based compensation plans, the 1998 Stock Option Plan and the 2010 Equity Plan. The 2010 Equity Plan replaced the 1998 Stock Option Plan and as such no further options may be granted under the 1998 Stock Option Plan. Included in salaries and employee benefits expense for the three months ended September 30, 2010 and 2009 is stock-based compensation expense of $161 thousand and $153 thousand, respectively. Included in salaries and employee benefits expense for the nine months ended September 30, 2010 and 2009 is stock-based compensation expense of $493 thousand and $468 thousand, respectively. For all periods presented, stock-based compensation expense is based on the estimated fair value of 840,878 options granted between January 2006 and September 2010, as adjusted, amortized on a straight-line basis over a five year requisite service period. As of September 30, 2010, there was $1.1 million remaining of total unrecognized compensation expense related to these option awards which will be recognized over the remaining requisite service periods.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2010 and 2009:

	2010	2009
Expected volatility	32.21	30.59
Expected dividends	0.00%	0.00%
Expected term (in years)	7.2	7.2
Risk-free rate	3.17% to 3.50	2.14% to 3.32

Stock option plan activity for the nine months ended September 30, 2010, is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2010	1,926,859	$7.84
Granted	72,485	5.84
Exercised	(226,666)	1.67
Forfeited	(34,943)	10.56

Outstanding at September 30, 2010	1,737,735	$8.50	4.3 years	$—
Exercisable at September 30, 2010	1,352,766	$8.37	3.3 years	$—

The total value of in-the-money options exercised during the nine months ended September 30, 2010 was $571 thousand.

7.	Capital Requirements

A comparison of the September 30, 2010 capital ratios of the Company and its wholly-owned subsidiary, Virginia Commerce Bank (the “Bank”), with the minimum regulatory guidelines is as follows:

	Actual Capital	Minimum Capital Requirements	Minimum to be “Well-Capitalized” Under Prompt Corrective Action Provisions
Total Risk-Based Capital:
Company	14.21%	8.00%	—
Bank	13.80%	8.00%	10.00%

Tier 1 Risk-Based Capital:
Company	12.96%	4.00%	—
Bank	12.55%	4.00%	6.00%

Leverage Ratio:
Company	10.84%	4.00%	—
Bank	10.52%	4.00%	5.00%

8.	Other Borrowed Funds and Lines of Credit

The Bank maintains a $423.7 million line of credit with the FHLB of Atlanta. The interest rate and term of each advance from the line is dependent upon the advance and commitment type. Advances on the line are secured by all of the Bank’s qualifying first liens and home equity lines-of-credit on one-to-four unit single-family dwellings. As of September 30, 2010, the book value of these qualifying loans totaled approximately $234.6 million and the amount of available credit using this collateral was $132.8 million. Advances on the line of credit in excess of this amount require pledging of additional assets, including other types of loans and investment securities. As of September 30, 2010 and December 31, 2009, the Bank had $25.0 million in advances outstanding that mature on September 21, 2012, but are callable by the FHLB on any quarterly interest payment date. The Bank has additional short-term lines of credit totaling $47.0 million with nonaffiliated banks at September 30, 2010, on which there were no amounts outstanding.

9.	Trust Preferred Capital Notes

On December 19, 2002, the Company completed a private placement issuance of $15.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust II) which issued $470 thousand in common equity to the Company. These securities bear a floating rate of interest, adjusted semi-annually, of 330 basis points over six month LIBOR, currently 4.04%. These securities have been callable at par since December 30, 2007, on any semi-annual interest payment date, but have not been redeemed to date. On December 20, 2005, the Company completed a private placement of $25.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust III) which issued $774 thousand in common equity to the Company. These securities bear a fixed rate of interest of 6.19% until February 23, 2011, at which time they convert to a floating rate, adjusted quarterly, of 142 basis points over three month LIBOR. These securities are callable at par beginning February 23, 2011.

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

On December 12, 2008, the Company entered into a Letter Agreement (“Agreement”) with the United States Department of the Treasury (“Treasury”) under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, whereby the Company issued and sold to the Treasury 71,000 shares of fixed rate cumulative perpetual preferred stock with a par value of $1.00 and a liquidation amount of $1,000 per share, for a total price of $71.0 million. In addition, the Treasury received a warrant to purchase 2,696,203 shares of the Company’s common stock at an exercise price of $3.95 per share. Subject to certain restrictions, the preferred stock and the warrant are transferable by the Treasury. The allocated carrying values at September 30, 2010, of the preferred stock and the warrant, based on their relative fair values, were $62.5 million and $8.5 million, respectively.

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

Our forward-looking statements are subject to the following principal risks and uncertainties:

—	adverse governmental or regulatory policies may be enacted;

—

the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) could increase our regulatory compliance burden and associated costs, place restrictions on certain products and services, and limit our future capital raising strategies;

—	the interest rate environment may compress margins and adversely affect net interest income;

—	adverse effects may be caused by changes to credit quality;

—	competition from other financial services companies in our markets could adversely affect operations;

—	our concentrations of commercial, commercial real estate and construction loans, may adversely affect our earnings and results of operations;

—	an economic slowdown could adversely affect credit quality, loan originations and the value of collateral securing the Company’s loans; and

—	social and political conditions such as war, political unrest and terrorism or natural disasters could have unpredictable negative effects on our businesses and the economy.

Other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements are discussed under “Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2009 and quarterly reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.

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

Core operating earnings is a non-GAAP financial measure that reflects net income excluding taxes, loan loss provisions, losses on other real estate owned (“OREO”) and impairment losses on securities from net income. For the three months ended September 30, 2010, the Company is also excluding from net income $1.0 million in bank-owned life insurance death benefits received. These excluded items are difficult to predict and we believe that core operating earnings provides the Company and investors with a valuable measure of the performance of the Company’s operational performance and a valuable tool to evaluate the Company’s financial results. Calculation of core operating earnings for the three months ended September 30, 2010 and September 30, 2009 is as follows:

	Three Months Ended September 30,
(Dollars in thousands)	2010	2009

Net Income (loss)	$6,958	$(29,887)
Adjustments to net income (loss):
Provision for loan losses	5,100	49,000
Loss on other real estate owned	713	9,085
Impairment loss on securities	—	280
Provision (benefit) for income taxes	2,917	(16,204)
Death benefits received from bank owned life insurance	(1,045)	—

Core Operating Earnings	$14,643	$12,274

The adjusted efficiency ratio is a non-GAAP financial measure that is computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income before losses on other real estate owned. We believe that this measure provides investors with important information about our operating efficiency. Comparison of our adjusted efficiency ratio with those of other companies may not be possible because other companies may calculate the adjusted efficiency ratio differently. Calculation of the adjusted efficiency ratio for the three months and nine months ended September 30, 2010 and September 30, 2009 is as follows:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Summary Operating Results:
Non-interest expense	$14,598	$12,922	$42,115	$39,531

Net interest income	27,181	23,404	78,218	66,161
Non-interest income	2,392	(7,573)	2,109	(3,804)
Losses on other real estate owned	713	9,085	2,691	9,085
Total	$30,286	$24,916	$83,018	$71,442

Efficiency Ratio, adjusted	48.2%	51.9%	50.7%	55.3%

General

The following presents management’s discussion and analysis of the consolidated financial condition and results of operations of Virginia Commerce Bancorp, Inc. and subsidiaries (the “Company”) as of the dates and for the periods indicated. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto, and other financial data appearing elsewhere in this report. The Company is the parent bank holding company for Virginia Commerce Bank (the “Bank”), a Virginia state-chartered bank that commenced operations in May 1988. The Bank pursues a traditional community banking strategy, offering a full range of business and consumer banking services through twenty-eight branch offices, one residential mortgage office and one wealth management office.

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

Critical Accounting Policies

For the period ended September 30, 2010, there were no changes in the Company’s critical accounting policies as reflected in the Company’s most recent annual report.

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

Results of Operations

For the three months ended September 30, 2010, the Company recorded net income of $7.0 million. After an effective dividend of $1.3 million to the Treasury on preferred stock, the Company reported net income to common stockholders of $5.7 million, or $0.20 per diluted common share, compared to a net loss to common stockholders of $31.1 million, or $1.17 per diluted common share, in the third quarter of 2009. For the nine months ended September 30, 2010, the Company reported net income to common stockholders of $13.2 million, or $0.46 per diluted common share, compared to a net loss to common stockholders of $40.8 million, or $1.53 per diluted common share, for the same period in 2009. Earnings improvement for both the three- and nine-month periods were attributable to lower provisions for loan losses and a higher net interest margin. Core operating earnings for the three months ended September 30, 2010, were $14.6 million, up $2.3 million, or 18.7%, compared to $12.3 million for the three months ended September 30, 2009. The Company calculates core operating earnings by excluding taxes, provisions for loan losses, losses on other real estate owned and impairment losses on securities from net income. In the current three-month period, the Company is also excluding from net income $1.0 million in bank-owned life insurance death benefits received.

Total assets increased $120.7 million, or 4.4%, from $2.73 billion at December 31, 2009, to $2.85 billion at September 30, 2010, as total deposits grew $94.2 million, or 4.2%, from $2.23 billion to $2.32 billion. Loans, net of allowance for loan losses, were down $32.0 million, or 1.4%, with one-to-four family residential real estate loans up $15.7 million, or 3.9%, non-farm, non-residential real estate loans up $13.6 million, or 1.2%, real estate construction loans down $52.8 million, or 12.3%, and commercial loans down $30.4 million, or 12.8%. Year-to-date loan production has been negatively impacted by lower economic activity and demand for credit in both the business and consumer sectors, a reallocation of lending personnel to problem loan identification and resolution and a strategic decision to restrict acquisition, development and construction lending and an increased emphasis on deposit generation and non-credit products. Lending efforts are being focused on building greater market share in commercial lending, especially in sectors forecast for growth, such as government contract lending, professional practices and associations and select service industries, with strategic hiring, marketing campaigns and calling efforts.

Total deposit growth of $94.2 million during the nine months ended September 30, 2010 included an increase in demand deposits of $30.1 million, or 12.6%, from $239.6 million at December 31, 2009, to $269.7 million at September 30, 2010, an increase in savings and interest-bearing demand deposits of $238.6 million, or 24.2%, and a decrease in time deposits of $174.5 million, or 17.4%. The majority of the Bank’s deposits are attracted from individuals and businesses in the Northern Virginia and the Metropolitan Washington, D.C. area. The increases in demand deposits are primarily due to successful deposit gathering efforts led by the Company’s team of eight business development officers who are focused on acquisition and retention of commercial operating funds, cash management services and other related cross-sales. The increases in savings and interest-bearing demand deposits were due primarily to success with the Company’s MEGA Savings and MEGA Checking account products as well as its Premier Interest Checking for non-profits. The declines in time deposits are reflective of lower loan volume requiring lower levels of funding, and strategic pricing of certificates of deposits relative to both the competitive market and the Company’s pricing on interest-bearing transaction accounts. The proportionate share of time deposits to total deposits has declined from a peak of 67.2% at year-end 2008, to 45.1% at December 31, 2009, and to 35.7% as of September 30, 2010. Brokered certificates of deposit represent $30.0 million of total time deposits, or 1.3% of total deposits, at September 30, 2010.

As noted, for the nine months ended September 30, 2010, the Company recorded net income to common stockholders of $13.2 million as compared to a net loss of $40.8 million for the nine months ended September 30, 2009, as net interest income increased $12.1 million, or 18.2%, non-interest income increased $5.9 million, and non-interest expense rose $2.6 million, or 6.5%, and provisions for loan losses were down $67.3 million. The Company’s annualized return on average assets and return on average equity were 0.81% and 9.92% for the current nine month period compared to a negative 1.83% and a negative 20.36% for the nine months ended September 30, 2009.

For the three months ended September 30, 2010, the Company recorded net income to common stockholders of $5.7 million compared to a net loss of $31.1 million for the same period in 2009 as net interest income rose $3.8 million, or 16.1%, non-interest income increased $10.0 million, or 131.6%, non-interest expense increased $1.7 million, or 13.0%, and provisions for loan losses were down $43.9 million, or 89.6%. The return on average assets and return on average equity were 0.97% and 11.66% for the three months ended September 30, 2010, compared to negative 4.34% and negative 49.33% for the same period in 2009.

On September 29, 2010, the Company issued 1,904,766 shares of its common stock at a price of $5.25 per share in a registered direct placement with several institutional investors for total gross proceeds of $10.0 million. In addition, the Company issued to the investors warrants exercisable for shares of common stock, which, if fully exercised, would provide an additional $11.4 million in gross proceeds to the Company. The warrants each have an exercise price of $6.00 per share, which represents a 14.3% premium to the offering price of the shares of common stock sold in the registered direct placement. The Series A warrants, exercisable for a total of 952,383 shares of common stock, are exercisable for a period of seven months following the closing date. The Series B warrants, also exercisable for a total of 952,383 shares of common stock, are exercisable for a period of twelve months following the closing date.

Stockholders’ equity increased $28.1 million, or 12.9%, from $218.9 million at December 31, 2009, to $247.0 million at September 30, 2010, with $9.3 million in net proceeds from the above referenced stock issuance, net income to common stockholders of $13.2 million, a $3.6 million increase in other comprehensive income related to the investment securities portfolio, and $969 thousand in proceeds and tax benefits related to the exercise of options by company directors and officers, and stock option expense credits. As a result of these changes the Company’s Tier 1 capital ratio increased from 11.48% at December 31, 2009, to 12.96% at September 30, 2010, and its total qualifying capital ratio increased from 12.73% to 14.21%.

Net Interest Income

Net interest income is the excess of interest earned on loans and investments over the interest paid on deposits and borrowings and is the Company’s primary revenue source. Net interest income is thereby affected by overall balance sheet growth, changes in interest rates and changes in the mix of investments, loans, deposits and borrowings. Net interest income of $27.2 million for the third quarter of 2010 was up $3.8 million, or 16.1% over the same quarter last year, due primarily to an increase in the net interest margin from 3.52% in the third quarter of 2009 to 3.96% for the current three-month period. Year-to-date net interest income of $78.2 million was up 18.2%, compared to $66.2 million in 2009. The year-over-year increases in the net interest margin were driven by lower deposit costs due to significant reductions in the level of time deposits, and increased levels of demand deposits and lower rate interest-bearing transaction accounts. As a result, the average cost of interest-bearing deposits fell from 2.34% in the third quarter of 2009, to 1.57% in the third quarter of 2010, while the yield on interest-earning assets declined only fifteen basis points from 5.65% to 5.50% for the same periods.

The following tables show the average balance sheets for each of the three months and nine months ended September 30, 2010 and 2009. In addition, the amounts of interest earned on interest-earning assets, with related yields on a tax-equivalent basis, and interest expense on interest-bearing liabilities, with related rates, are shown. Loans placed on a non-accrual status are included in the average balances. Net loan fees and late charges included in interest income on loans totaled $672 thousand and $1.3 million for the three months ended September 30, 2010 and 2009, respectively, and totaled $2.0 million and $3.0 million for the nine month periods.

	Three Months Ended September 30,
	2010			2009
(Dollars in thousands)	Average Balance	Interest Income- Expense	Average Yields /Rates	Average Balance	Interest Income- Expense	Average Yields /Rates
Assets
Securities(1)	$382,399	$3,685	4.04%	$327,690	$3,792	4.78%
Restricted Stock	11,752	91	3.06%	11,752	97	3.29%
Loans, net of unearned income	2,249,901	33,997	6.01%	2,266,294	33,707	5.91%
Interest-bearing deposits in other banks	379	—	0.11%	89	—	0.09%
Federal funds sold	103,072	59	0.23%	48,725	27	0.21%

Total interest-earning assets	$2,747,503	$37,832	5.50%	$2,654,550	$37,623	5.65%
Other assets	87,488			78,765

Total Assets	$2,834,991			$2,733,315

Liabilities and Stockholders’ Equity
Interest-bearing deposits:
NOW accounts	$350,711	$749	0.85%	$238,988	$728	1.21%
Money market accounts	157,157	447	1.13%	162,353	593	1.45%
Savings accounts	696,270	2,499	1.42%	432,362	2,111	1.94%
Time deposits	851,433	4,418	2.06%	1,141,571	8,217	2.86%

Total interest-bearing deposits	$2,055,571	$8,113	1.57%	$1,975,274	$11,649	2.34%
Securities sold under agreement to repurchase and federal funds purchased	183,564	1,023	2.21%	192,538	1,022	2.11%
Other borrowed funds	25,000	272	4.25%	25,000	272	4.25%
Trust preferred capital notes	66,217	1,243	7.35%	65,962	1,276	7.57%

Total interest-bearing liabilities	$2,330,352	$10,651	1.81%	$2,258,774	$14,219	2.50%
Demand deposits	255,484			219,456
Other liabilities	12,468			14,731

Total liabilities	$2,598,304			$2,492,961
Stockholders’ equity	236,687			240,354

Total liabilities and stockholders’ equity	$2,834,991			$2,733,315

Interest rate spread			3.69%			3.15%
Net interest income and margin		$27,181	3.96%		$23,404	3.52%

(1)	Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders’ equity. Average yields on securities are stated on a tax equivalent basis, using a 35% rate.

	Nine Months Ended September 30,
	2010			2009
(Dollars in thousands)	Average Balance	Interest Income- Expense	Average Yields /Rates	Average Balance	Interest Income- Expense	Average Yields /Rates
Assets
Securities(1)	$361,101	$11,178	4.25%	$326,009	$11,700	4.73%
Restricted Stock	11,752	267	3.03%	11,534	265	3.07%
Loans, net of unearned income	2,265,573	100,138	5.92%	2,290,830	100,336	5.87%
Interest-bearing deposits in other banks	204	—	0.09%	89	—	0.11%
Federal funds sold	79,399	137	0.23%	39,197	59	0.20%

Total interest-earning assets	$2,718,029	$111,720	5.53%	$2,667,659	$112,360	5.66%
Other assets	87,186			66,472

Total Assets	$2,805,215			$2,734,131

Liabilities and Stockholders’ Equity
Interest-bearing deposits:
NOW accounts	$333,984	$2,378	0.95%	$220,039	$2,054	1.25%
Money market accounts	153,121	1,418	1.24%	157,718	1,743	1.48%
Savings accounts	646,466	7,477	1.55%	326,744	5,271	2.16%
Time deposits	912,538	14,699	2.15%	1,275,712	30,008	3.14%

Total interest-bearing deposits	$2,046,109	$25,972	1.70%	$1,980,213	$39,076	2.64%
Securities sold under agreement to repurchase and federal funds purchased	183,627	3,022	2.20%	188,575	2,477	1.76%
Other borrowed funds	25,000	806	4.25%	25,000	806	4.25%
Trust preferred capital notes	66,154	3,702	7.38%	65,898	3,840	7.68%

Total interest-bearing liabilities	$2,320,890	$33,502	1.93%	$2,259,686	$46,199	2.73%
Demand deposits	241,767			213,942
Other liabilities	13,342			14,373

Total liabilities	$2,575,999			$2,488,001
Stockholders’ equity	229,216			246,130

Total liabilities and stockholders’ equity	$2,805,215			$2,734,131

Interest rate spread			3.60%			2.93%
Net interest income and margin		$78,218	3.88%		$66,161	3.34%

(1)	Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders’ equity. Average yields on securities are stated on a tax equivalent basis, using a 35% rate.

Allowance for Loan Losses / Provision for Loan Loss Expense

Provisions for loan losses were $5.1 million for the quarter ended September 30, 2010, compared to $49.0 million in the same period in 2009, with total net charge-offs of $4.7 million in the third quarter of 2010 versus $17.9 million for the same period a year ago. For the nine months ended September 30, 2010, provisions for loan losses totaled $13.5 million compared to $80.8 million for the prior year period, with 2010 year-to-date net charge-offs of $15.9 million significantly reduced from $47.2 million in the nine months ended September 30, 2009. The decrease in the provisions for loan losses in the three and nine months ended September 30, 2010 compared to the same periods of 2009 is primarily due to the continuing trend of declining net charge-offs and non-performing loans.

Total non-performing assets and loans 90+ days past due declined from $123.5 million at September 30, 2009, to $82.4 million at September 30, 2010, and decreased $9.2 million sequentially from $91.6 million at June 30, 2010. As of September 30, 2010, the allowance for loan losses represented 2.80% of total loans, up slightly from 2.77% at June 30, 2010, with such allowance covering 108.2% of total non-performing loans. See “Risk Elements and Non-Performing Assets” later in this discussion for more information on non-performing assets and loans 90+ days past due and other impaired loans.

Management believes that the allowance for loan losses is adequate at September 30, 2010. However, there can be no assurance that additional provisions for loan losses will not be required in the future, including as a result of possible changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, and the residential real estate market in particular, on a national basis or in the Company’s market area, or changes in the circumstances of particular borrowers.

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

The following schedule summarizes the changes in the allowance for loan losses:

(Dollars in thousands)	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Twelve Months Ended December 31, 2009

Allowance, at beginning of period	$65,152	$36,475	$36,475
Provision charged against income	13,538	80,813	81,913
Recoveries:
Consumer loans	14	58	67
Commercial	2,469	253	739
Real estate one-to-four family residential:
Closed end first and seconds	23	42	42
Home equity lines	288	4	51
Real estate-nonfarm, nonresidential	54	—	149
Real estate-construction	863	205	329
Losses charged to reserve:
Consumer loans	(239)	(242)	(416)
Commercial loans	(6,388)	(15,603)	(16,317)
Real Estate one-to-four family residential:
Permanent first and second	(2,391)	(1,447)	(1,867)
Home equity loans and liens	(365)	(965)	(1,516)
Real estate-multi-family residential	—	—	—
Real estate-nonfarm, nonresidential	(2,883)	(526)	(2,108)
Real estate-construction	(7,359)	(28,953)	(32,389)

Net charge-offs	(15,914)	(47,174)	(53,236)
Allowance, at end of period	$62,776	$70,114	$65,152

Ratio of net charge-offs to average total loans outstanding during period	0.70%	2.06%	2.34%
Allowance for loan losses to total loans	2.80%	3.15%	2.86%

The following schedule provides a breakdown of general reserves and specific reserves for impaired loans by loan type:

(Dollars in thousands)	September 30, 2010	September 30, 2009	December 31, 2009
Allocation of the allowance for loan losses:
Real estate – mortgage-general	$11,414	$12,791	$14,669
Real estate – mortgage-specific	16,098	9,606	11,845
Real estate – construction-general	12,409	16,406	13,616
Real estate – construction-specific	12,877	17,538	13,341
Commercial-general	6,092	6,807	5,700
Commercial-specific	3,509	6,597	5,541
Consumer-general	223	253	320
Consumer-specific	154	116	120

Total	$62,776	$70,114	$65,152

Risk Elements and Non-Performing Assets

Non-performing assets consist of non-accrual loans and OREO (foreclosed properties). For the nine months ended September 30, 2010, total non-performing assets and loans 90+ days past due and still accruing interest decreased by $15.7 million, from $98.1 million at December 31, 2009, to $82.4 million at September 30, 2010, and have declined $41.1 million from $123.5 million at September 30, 2009. As a result, the ratio of non-performing assets and loans 90+ days past due and still accruing to total assets decreased from 4.52% at September 30, 2009, to 2.90% at September 30, 2010, and decreased from 3.60% of total assets at December 31, 2009. Loans are placed in non-accrual status when in the opinion of management the collection of additional interest is unlikely or a specific loan meets the criteria for non-accrual status established by regulatory authorities. No interest is taken into income on non-accrual loans. A loan remains on non-accrual status until the loan is current as to both principal and interest or the borrower demonstrates the ability to pay and remain current, or both.

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

Other impaired loans, that are currently performing, and troubled debt restructurings, performing in accordance with their modified terms, increased from $171.8 million at December 31, 2009, to $209.3 million at September 30, 2010. These loans have been identified by the Company as having certain weaknesses as a result of the Company’s specific knowledge about the customer or recent credit events, and are classified as substandard and subject to impairment testing at each balance sheet date.

Troubled debt restructurings which represented $105.6 million of other impaired loans as of September 30, 2010, were up from $71.9 million at December 31, 2009, and from $31.8 million at September 30, 2009. These loans which have been provided concessions such as rate reductions, payment deferrals, and in some cases forgiveness of principal, are all on accrual status. If the loan was on non-accrual at the time of the concession it is the Company’s policy that it remain on non-accrual status and perform in accordance with the modified terms for a period of six months. All loans reported as troubled debt restructurings accrue interest. If a troubled debt restructuring is on non-accrual status, it is reported as a non-accrual asset and not as a troubled debt restructuring.

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

Total non-performing assets consist of the following:

(Dollars in thousands)	September 30, 2010	September 30, 2009	December 31, 2009

Non-accrual loans:
Commercial	$5,176	$9,792	$6,929
Real estate-one-to-four family residential:
Closed end first and seconds	6,554	6,846	5,769
Home equity lines	724	781	420

Total Real estate-one-to-four family residential	$7,278	$7,627	$6,189
Real estate-non-farm, non-residential:
Owner Occupied	5,251	9,703	8,600
Non-owner occupied	1,204	9,152	6,506

Total Real estate-non-farm, non-residential	$6,455	$18,855	$15,106
Real estate-construction:
Residential-Owner Occupied	—	2,389	517
Residential-Builder	31,138	36,886	30,110
Commercial	6,861	9,457	6,911

Total Real estate-construction:	$37,999	$48,732	$37,538
Consumer	110	187	47

Total Non-accrual loans	57,018	$85,193	$65,809
OREO	24,395	36,402	28,499

Total non-performing assets	$81,413	$121,595	$94,308

Loans 90+ days past due and still accruing:
Commercial	$149	$150	$3,797
Real estate-one-to-four family residential:
Closed end first and seconds	—	—	—
Home equity lines	369	—	—

Total Real estate-one-to-four family residential	$369	$—	$—
Real estate multi-family residential	—	1,506	—
Real estate-non-farm, non-residential:
Owner Occupied	361	—	—
Non-owner occupied	—	249	—

Total Real estate-non-farm, non-residential	$361	$249	$—
Real estate-construction:
Residential-Owner Occupied	—	—	—
Residential-Builder	—	—	26
Commercial	—	$—	—

Total Real estate-construction:	$—	—	$26
Consumer	100	—	3

Total Loans past due 90 days and still accruing	$979	$1,905	$3,826

Total non-performing assets and past due loans	$82,392	$123,500	$98,134

(Dollars in thousands)	September 30, 2010	September 30, 2009	December 31, 2009

Non-performing assets
to total loans:	3.63%	5.46%	4.14%
to total assets:	2.86%	4.45%	3.46%
Non-performing assets and 90+ days past due loans
to total loans:	3.67%	5.54%	4.31%
to total assets:	2.90%	4.52%	3.60%
Allowance for loan losses to total loans	2.80%	3.15%	2.86%
Allowance for loan losses to non-performing loans	108.24%	80.50%	93.56%

Total allowance for loan losses	$62,776	$70,114	$65,152
Total provisions for loan losses	$13,538	$80,813	$81,913

Troubled debt restructurings:
Commercial	$11,754	$7,250	$8,963
Real estate-one-to-four family residential:
Closed end first and seconds	4,704	3,804	5,465
Home equity lines	—	—	—

Total Real estate-one-to-four family residential	$4,704	$3,804	$5,465
Real estate multi-family residential	—	—	1,598
Real estate-non-farm, non-residential:
Owner Occupied	23,498	3,668	3,730
Non-owner occupied	36,443	8,748	20,305

Total Real estate-non-farm, non-residential	$59,941	$12,416	$24,035
Real estate-construction:
Residential-Owner Occupied	—	829	—
Residential-Builder	9,094	13,126	12,894
Commercial	20,074	—	18,855

Total Real estate-construction:	$29,168	$13,955	$31,749
Consumer	50	—	75

Total troubled debt restructurings	$105,617	$37,425	$71,885

Non-performing loans continue to be concentrated in residential and commercial construction and land development loans in outer sub-markets hardest hit by the residential downturn and commercial and consumer credits experiencing the after shocks in sub-contracting businesses and workforce employment. Overall, as of September 30, 2010, $38.0 million, or 65.5%, of non-performing loans represented acquisition, development and construction loans, $7.6 million, or 13.2%, represented loans on one-to-four family residential properties, $6.8 million, or 11.8%, represented non-farm, non-residential loans, and $5.3 million, or 9.2%, represented commercial and industrial loans. The Company would have recorded additional gross interest income of approximately $921 thousand for the quarter ended September 30, 2010 and $1.4 million for the quarter ended September 30, 2009, if non-accrual loans had been current throughout these periods. Interest actually received on non-accrual loans was $489 thousand in 2010 and $337 thousand in 2009. See Note 4 to the Consolidated Financial Statements for additional information regarding the Company’s non-performing loans.

The following provides a breakdown of the construction and non-farm/non-residential loan portfolios by location, including loans on non-accrual status, with dollars in thousands:

	As of September 30, 2010
Residential, Acquisition, Development and Construction By County/Jurisdiction of Origination:	Total Outstandings	Percentage of Total	Non-accrual Loans	Non-accruals as a % of Outstandings	Net charge- offs as a % of Outstandings
District of Columbia	$4,517	2.4%	$—	—	—
Montgomery, MD	5,092	2.7%	3,349	1.8%	1.8%
Prince Georges, MD	18,316	9.6%	877	0.5%	—
Other Counties in MD	3,682	1.9%	1,576	0.8%	0.7%
Arlington/Alexandria, VA	32,849	17.3%	4,611	2.4%	—
Fairfax, VA	45,670	24.1%	4,583	2.4%	—
Culpeper/Fauquier, VA	4,449	2.3%	3,695	1.9%	0.8%
Fredericksburg, VA	6,281	3.3%	6,250	3.3%	—
Loudoun, VA	30,215	15.9%	770	0.4%	—
Prince William, VA	7,571	4.0%	1,063	0.6%	—
Spotsylvania, VA	468	0.2%	—	—	—
Stafford, VA	21,255	11.2%	4,364	2.3%	0.1%
Other Counties in VA	8,128	4.3%	—	—	0.1%
Outside VA, MD & DC	1,555	0.8%	—	—	—

	$190,048	100.0%	$31,138	16.4%	3.5%

	As of September 30, 2010
Commercial, Acquisition, Development and Construction By County/Jurisdiction of Origination:	Total Outstandings	Percentage of Total	Non-accrual Loans	Non-accruals as a % of Outstandings	Net charge-offs (recoveries) as a % of Outstandings
District of Columbia	$10,348	5.6%	$—	—	—
Montgomery, MD	1,371	0.7%	—	—	—
Prince Georges, MD	12,493	6.7%	—	—	—
Other Counties in MD	9,428	5.1%	—	—	—
Arlington/Alexandria, VA	9,312	5.0%	—	—	—
Fairfax, VA	22,385	12.1%	—	—	-0.1%
Culpeper/Fauquier, VA	3,020	1.6%	—	—	—
Henrico, VA	843	0.5%	—	—	—
Loudoun, VA	44,247	23.9%	4,797	2.6%	—
Prince William, VA	37,691	20.3%	2,064	1.1%	—
Spotsylvania, VA	2,712	1.5%	—	—	—
Stafford, VA	29,702	16.0%	—	—	—
Other Counties in VA	1,892	1.0%	—	—	—
Outside VA, MD & DC	—	—	—	—	—

	$185,444	100.0%	$6,861	3.7%	-0.1%

	As of September 30, 2010
Non-Farm/Non-Residential By County/Jurisdiction of Origination:	Total Outstandings	Percentage of Total	Non-accrual Loans	Non-accruals as a % of Outstandings	Net charge- offs as a % of Outstandings
District of Columbia	$73,191	6.4%	$—	—	—
Montgomery, MD	41,701	3.7%	—	—	0.1%
Prince Georges, MD	54,056	4.7%	1,099	0.1%	—
Other Counties in MD	47,201	4.1%	—	—	—
Arlington/Alexandria, VA	177,236	15.5%	2,296	0.2%	—
Fairfax, VA	275,798	24.2%	—	—	—
Culpeper/Fauquier, VA	5,746	0.5%	—	—	—
Frederick, VA	6,539	0.6%	—	—	—
Henrico, VA	29,329	2.6%	—	—	0.1%
Loudoun, VA	107,812	9.5%	1,500	0.1%	0.1%
Prince William, VA	210,918	18.5%	1,334	0.1%	—
Spotsylvania, VA	21,231	1.9%	—	—	—
Stafford, VA	21,059	1.8%	—	—	—
Other Counties in VA	57,652	5.1%	226	0.1%	—
Outside VA, MD & DC	10,038	0.9%	—	—	—

	$1,139,507	100.0%	$6,455	0.6%	0.3%

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

At September 30, 2010, the Company had $1.60 billion, or 71.4%, of total loans concentrated in commercial real estate. Commercial real estate for purposes of this discussion includes all construction loans, loans secured by multi-family residential properties and loans secured by non-farm, non-residential properties. At December 31, 2009, commercial real estate loans were $1.62 billion, or 71.1%, of total loans. Total construction loans of $375.5 million at September 30, 2010, represented 16.7% of total loans, loans secured by multi-family residential properties of $86.9 million represented 3.9% of total loans, and loans secured by non-farm, non-residential properties of $1.1 billion represented 50.8%.

Construction loans at September 30, 2010 included $174.9 million in loans to commercial builders of single family residential property and $15.2 million to individuals on single family residential property, together representing 8.5% of total loans. These loans are made to a number of unrelated entities and generally have a term of twelve to eighteen months. In addition, the Company had $185.4 million of construction loans on non-residential commercial property at September 30, 2010, representing 8.3% of total loans. Total construction loans of $375.5 million include $130.4 million in land acquisition and/or development loans on residential property and $100.4 million in land acquisition and/or development loans on commercial property, together totaling $230.8 million, or 10.3% of total loans. Potential adverse developments in the Northern Virginia real estate market or economy, including substantial increases in mortgage interest rates, slower housing sales, and increased commercial property vacancy rates, could have an adverse impact on these groups of loans and the Bank’s income and financial position. At September 30, 2010, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

The Bank has established formal policies relating to the credit and collateral requirements in loan originations including policies that establish limits on various loan types as a percentage of total loans and total capital. Loans to purchase real property are generally collateralized by the related property with limitations based on the property’s appraised value. Credit approval is primarily a function of collateral and the evaluation of the creditworthiness of the individual borrower and guarantors and/or the individual project, to include an analysis of cash flows and secondary repayment sources.

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

Non-Interest Income (Charges)

For the three months ended September 30, 2010, the Company recognized $2.4 million in non-interest income, compared to a non-interest loss of $7.6 million for the three months ended September 30, 2009. For the nine months ended September 30, 2010, the Company recognized non-interest income of $2.1 million compared to a non-interest loss of $3.8 million for the same period in 2009. Non-interest income for the third quarter of 2010 includes $713 thousand in losses on other real estate owned, no impairment losses on securities, and $1.0 million in bank-owned life insurance death benefits received, while in the third quarter of 2009, non-interest income included $9.1 million in losses on other real estate owned and $280 thousand in impairment losses on securities. Non-interest income for the first nine months of 2010 includes $2.7 million in losses on other real estate owned and $1.5 million in impairment losses on securities compared, while in the first nine months of 2009, non-interest income included $9.1 million in losses on other real estate owned and $418 thousand in impairment losses on securities. Fees and net gains on loans held for sale increased $425 thousand during the third quarter of 2010 from the second quarter of 2010, and decreased by $637 thousand for the nine months ended September 30, 2010, from the same period last year.

Non-Interest Expense

Non-interest expense increased $1.7 million, or 13.0%, from $12.9 million in the third quarter of 2009, to $14.6 million in the third quarter of 2010, and was up $2.6 million, or 6.5%, from $39.5 million for the nine months ended September 30, 2009, to $42.1 million year-to-date 2010. Compared to the second quarter of 2010, non-interest expense was up $870 thousand. The majority of the year-over-year increases were due to higher legal and professional services expenses associated with the collection of non-performing loans and higher carrying expenses on other real estate owned. Despite these increases, higher levels of net interest income resulted in the efficiency ratio improving from 51.9% in the third quarter of 2009 to 48.2% in the third quarter of 2010.

Provision for Income Taxes

The Company’s income tax provisions are adjusted for non-deductible expenses and non-taxable income after applying the U.S. federal income tax rate of 35%. For the nine months ended September 30, 2010, the Company recorded an income tax provision of $7.7 million as compared to a benefit of $20.5 million for the same period in 2009. For the three months ended September 30, 2010, the Company recorded an income tax provision of $2.9 million as compared to a benefit of $16.2 million for the same period in 2009. The effects of non-deductible expenses and non-taxable income on the Company’s income tax provisions are minimal.

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

The Company measures total liquidity through cash and cash equivalents, securities available-for-sale, mortgage loans held-for-sale, other loans and investment securities maturing within one year, less securities pledged as collateral for repurchase agreements, public deposits and other purposes, and less any outstanding Federal funds purchased. These liquidity sources increased $145.9 million, or 23.7%, from $615.2 million at December 31, 2009, to $761.1 million at September 30, 2010, due to a $113.3 million increase in Federal funds sold and a $48.0 million increase in unpledged available-for-sale securities. Additional sources of liquidity available to the Bank include the capacity to borrow funds through established short-term lines of credit with various correspondent banks and the FHLB of Atlanta. See Note 8 to the Consolidated Financial Statements for further information regarding these additional liquidity sources.

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

Commitments to extend credit, which amounted to $492.4 million at September 30, 2010, and $453.3 million at December 31, 2009, represent legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At September 30, 2010, and December 31, 2009, the Company had $30.1 million and $48.1 million, respectively, in outstanding standby letters of credit.

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

Both the Company’s and the Bank’s capital levels continue to meet regulatory requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios. Tier 1 capital consists of common and qualifying preferred stockholders’ equity, less goodwill, and for the Company includes certain minority interests relating to Bank subsidiary issued shares, and a limited amount of restricted core capital elements. Restricted core capital elements include qualifying cumulative preferred stock interests, certain minority interests in subsidiaries and qualifying trust preferred securities. All of the $71.0 million in preferred stock issued to the Treasury under the Capital Purchase Program qualify as Tier 1 capital. Total risk-based capital consists of Tier 1 capital, qualifying subordinated debt, and a portion of the allowance for loan losses, and for the Company, a limited amount of excess restricted core capital elements. Risk-based capital ratios are calculated with reference to risk-weighted assets. The leverage ratio compares Tier 1 capital to total average assets. The Bank’s Tier 1 risk-based capital ratio was 12.55% at September 30, 2010, compared to 11.41% at December 31, 2009, and its total risk-based capital ratio was 13.80% at September 30, 2010, compared to 12.66% at December 31, 2009. These ratios are in excess of the mandated minimum requirement of 4.00% and 8.00%, respectively. The Bank’s leverage ratio was 10.52% at September 30, 2010, compared to 10.23% at December 31, 2009. The Company’s Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage ratio was 12.96%, 14.21%, and 10.84%, respectively, at September 30, 2010, compared to 11.48%, 12.73%, and 10.29%, respectively, at December 31, 2009. The increases in these capital ratios in 2010 are due to lower levels of risk-weighted assets, higher earnings and $9.3 million in net proceeds from the issuance of 1.9 million shares of common stock.

The ability of the Company to continue to maintain its overall asset size, or to grow, is dependent on its earnings and the ability to obtain additional funds for contribution to the Bank’s capital, through earnings, borrowing, the sale of additional common stock, or the issuance of additional trust preferred securities or other qualifying securities. In the event that the Company is unable to obtain additional capital for the Bank on a timely basis, the growth of the Company and the Bank may be curtailed, and the Company and the Bank may be required to reduce their level of assets in order to maintain compliance with regulatory capital requirements. Under those circumstances net income and the stockholders’ equity may be adversely affected.

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

The Federal Reserve has revised the capital treatment of trust preferred securities. As a result, the capital treatment of trust preferred securities has been revised to provide that beginning in 2011, such securities can be counted as Tier 1 capital at the holding company level, together with other restricted core capital elements, up to 25% of total capital (net of goodwill), and any excess as Tier 2 capital, subject to limitation. At September 30, 2010, trust preferred securities represented 20.9% of the Company’s Tier 1 capital and 19.1% of its total risk-based capital. See Note 9 to the Consolidated Financial Statements for further information regarding trust preferred securities.

Capital Issuances. As noted above, during 2008, the Company accepted an investment by Treasury under the Capital Purchase Program. In connection with that investment, the Company entered into and consummated an Agreement with the Treasury, pursuant to which the Company issued 71,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), having a liquidation amount per share equal to $1,000, for a total purchase price of $71.0 million. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. Subject to approval by the Treasury after consultation with the Company’s and Bank’s federal regulators, the Company may, at its option, redeem the Series A Preferred Stock at the liquidation amount plus accrued and unpaid dividends. The Series A Preferred Stock is non-voting, except in limited circumstances. Prior to the third anniversary of issuance, unless the Company has redeemed all of the Series A Preferred Stock or the Treasury has transferred all of the Series A Preferred Stock to a third party, the consent of the Treasury will be required for the Company to commence paying a cash common stock dividend or repurchase its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Agreement.

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

On September 29, 2010, the Company issued 1,904,766 shares of its common stock at a price of $5.25 per share in a registered direct placement with several institutional investors for total gross proceeds of $10.0 million. In addition, the Company issued to the investors warrants exercisable for shares of common stock, which, if fully exercised, would provide an additional $11.4 million in gross proceeds to the Company. The warrants each have an exercise price of $6.00 per share, which represents a 14.3% premium to the offering price of the shares of common stock sold in the registered direct placement. The Series A warrants, exercisable for a total of 952,383 shares of common stock, are exercisable for a period of seven months following the closing date. The Series B warrants, also exercisable for a total of 952,383 shares of common stock, are exercisable for a period of twelve months following the closing date.

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

On September 17, 2010, the SEC issued Release No. 33-9144, “Commission Guidance on Presentation of Liquidity and Capital Resources Disclosures in Management’s Discussion and Analysis.” This interpretive release is intended to improve discussion of liquidity and capital resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations in order to facilitate understanding by investors of the liquidity and funding risks facing the registrant. This release was issued in conjunction with a proposed rule, “Short-Term Borrowings Disclosure,” that would require public companies to disclose additional information to investors about their short-term borrowing arrangements. Release No. 33-9144 was effective on September 28, 2010.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the Company is exposed to market risk, or interest rate risk, as its net income is largely dependent on its net interest income. Market risk is managed by the Company’s Asset/Liability Management Committee that formulates and monitors the performance of the Company based on established levels of market risk as dictated by policy. In setting tolerance levels, or limits on market risk, the Committee considers the impact on earnings and capital, the level and general direction of interest rates, liquidity, local economic conditions and other factors. Interest rate risk, or sensitivity, can be defined as the amount of forecasted net interest income that may be gained or lost due to favorable or unfavorable movements in interest rates. Interest rate risk, or sensitivity, arises when the maturity or repricing of interest-earning assets differs from the maturing or repricing of interest-bearing liabilities and as a result of the difference between total interest-earning assets and interest-bearing liabilities. The Company seeks to manage interest rate sensitivity while enhancing net interest income by periodically adjusting this asset/liability position. In order to closely monitor and measure interest rate sensitivity, the Company uses earnings simulation models on a quarterly basis.

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

Our short term interest rate sensitivity is managed through the use of a model that generates estimates of the change in the net interest income over a range of interest rate scenarios. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. The model assumes that the composition of interest sensitive assets and liabilities existing at September 30, 2010, remains constant over a two year period (base case) and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.

The following table provides an analysis of our interest rate risk as measured by the estimated change in MVPE and net interest income from the base case, resulting from instantaneous and sustained parallel shifts in interest rates as of September 30, 2010 (in thousands):

	Sensitivity of Market Value of Portfolio Equity September 30, 2010				Sensitivity of Net Interest Income September 30, 2010
	Market Value of Portfolio Equity				Net Interest Income		Net Interest Margin
Interest Rate Scenario	Amount	$ Change from Base	Percent	% of Total Assets	Amount	$ Change from Base	Percent	% Change from Base
Up 300 bps	$236,801	$(54,183)	-18.62%	8.22%	$206,746	$8,695	3.71%	4.39%
Up 200 bps	258,918	(32,066)	-11.02%	8.99%	204,711	6,660	3.67%	3.36%
Base Case	290,984	—	0.00%	10.10%	198,051	—	3.55%	0.00%
Down 100 bps	289,104	1,880	0.65%	10.04%	189,899	(8,152)	3.41%	-4.12%

Management believes the modeled results are consistent with the short duration of the Company’s balance sheet and given the many variables that affect the actual timing of when assets and liabilities will reprice and the extent of that repricing. In shocking the current two year projection upward, interest-bearing liabilities are repricing slightly higher than interest-earning assets; however, that decline in interest income is being offset by a higher level of interest-earning assets relative to interest-bearing liabilities. Since the earnings model uses numerous assumptions regarding the effect of changes in interest rates on the timing and extent of repricing characteristics, future cash flows and customer behavior, the model cannot precisely estimate net income and the effect on net income from sudden changes in interest rates. Actual results will differ from the simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information required to be set forth in the Company’s periodic reports.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS – None

Item 1A. RISK FACTORS

There have been no material changes in the risk factors faced by the Company from those disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2009 and the Company’s quarterly reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities.- None

(b)	Use of Proceeds.- Not Applicable.

(c)	Issuer Purchases of Securities.- None

Item 3. DEFAULTS UPON SENIOR SECURITIES - None

Item 4. (REMOVED AND RESERVED)

Item 5. OTHER INFORMATION

(a)	Required 8-K Disclosures. None

(b)	Changes in Procedures for Director Nominations by Securityholders. None

Item 6. EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation of Virginia Commerce Bancorp, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)
3.2	Articles of Amendment to the Articles of Incorporation relating to the Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 15, 2008)
3.3	Amended and Restated Bylaws of Virginia Commerce Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 27, 2007)
4.12	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.12 to the Company’s Current Report on Form 8-K filed on September 28, 2010)
10.7	Letter Agreement, dated as of September 23, 2010, between Virginia Commerce Bancorp, Inc. and Rodman & Renshaw, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on September 28, 2010)
10.8	Securities Purchase Agreement, dated as of September 23, 2010, among Virginia Commerce Bancorp, Inc. and certain institutional purchasers (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on September 28, 2010)
31.1	Certification of Peter A. Converse, President and Chief Executive Officer
31.2	Certification of William K. Beauchesne, Treasurer and Chief Financial Officer
32.1	Certification of Peter A. Converse, President and Chief Executive Officer
32.2	Certification of William K. Beauchesne, Treasurer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virginia Commerce Bancorp, Inc.
(Registrant)

Date: November 12, 2010	BY	/s/ Peter A. Converse
Peter A. Converse, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2010	BY	/s/ William K. Beauchesne
William K. Beauchesne, Treasurer and Chief Financial Officer
(Principal Financial Officer)