Form 10-K
period 2010-12-31
VIRGINIA COMMERCE BANCORP INC
filed 2011-03-16
CIK 1099305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The registrant’s Common Stock is traded on the Nasdaq Global Select Market under the symbol VCBI. The aggregate market value of the approximately 26,939,838 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on June 30, 2010 was approximately $125.9 million, based on the closing sales price of $6.25 per share on that date. For purposes of this calculation, the term “affiliate” refers to all directors, executive officers and 10% shareholders of the registrant.

As of the close of business on March 15, 2011, 29,087,989 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders, to be held on April 27, 2011, are incorporated by reference in Part III hereof.

Form 10-K Cross Reference Sheet

The following shows the location in this Annual Report on Form 10-K or the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2011, of the information required to be disclosed by the United States Securities and Exchange Commission Form 10-K. References to pages only are to pages in this report.

PART I	Item 1.	Business. See “Business” at pages 75 through 86.

	Item 1A.	Risk Factors. See “Risk Factors” at pages 26 through 34.

	Item 1B.	Unresolved Staff Comments. Not required.

	Item 2.	Properties. See “Properties” at page 87.

	Item 3.	Legal Proceedings. From time to time the Company is a participant in various legal proceedings incidental to its business. In the opinion of management, the liabilities (if any) resulting from such legal proceedings will not have a material effect on the financial position of the Company.

	Item 4.	Removed and Reserved.

PART II	Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. See “Market Price of Stock” at page 88 through 89.

	Item 6.	Selected Financial Data. See “Five Year Financial Summary” at page 3.

	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” at pages 4 through 25.

	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk. See “Asset/Liability Management and Quantitative and Qualitative Disclosures About Market Risk” at page 11 through 12.

	Item 8.	Financial Statements and Supplementary Data. See Consolidated Financial Statements at pages 39 through 75.

	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.

	Item 9A.	Controls and Procedures. See “Disclosure Controls and Procedures” at page 34 and “Management Report on Internal Control Over Financial Reporting” at page 35.

	Item 9B.	Other Information. None

PART III	Item 10.	Directors, Executive Officers and Corporate Governance. The information required by Item 10 is incorporated by reference from the material under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. The Company has adopted a code of ethics that applies to its Chief Executive Officer and Chief Financial Officer. A copy of the code of ethics will be provided to any person, without charge, upon written request directed to Krista DiVenere, Assistant Controller, Virginia Commerce Bank, 14201 Sullyfield Circle, Suite 500, Chantilly, Virginia 20151.

There have been no material changes in the procedures previously disclosed by which stockholders may recommend nominees to the Company’s Board of Directors.

	Item 11.	Executive Compensation. The information required by Item 11 is incorporated by reference from the material under the captions “Executive Officer Compensation” and “Election of Directors – Director Compensation” and “- Personnel and Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. The information required by Item 12 is incorporated by reference from the material under the caption “Voting Securities and Principal Holders” in the Proxy Statement, and included under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” at page 88.

	Item 13.	Certain Relationships and Related Transactions, and Director Independence. The information required by Item 13 is incorporated by reference from the material under the captions “Election of Directors” and “Transactions with Management and Related Parties” in the Proxy Statement.

	Item 14.	Principal Accountant Fees and Services. The information required by Item 14 is incorporated by reference from the material under the captions “Principal Accountant Fees” and “Election of Directors – Committees, Meetings and Procedures of the Board of Directors” in the Proxy Statement.

PART IV	Item 15.	Exhibits, Financial Statement Schedules. See “Financial Statements and Exhibits” at page 90 through 91.

FIVE YEAR FINANCIAL SUMMARY

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except per share amounts)
Selected Year-End Balances
Total assets	$2,741,648	$2,725,297	$2,715,922	$2,339,697	$1,949,082
Total stockholders’ equity	245,594	218,868	253,287	169,143	139,851
Total loans (net)	2,149,591	2,210,064	2,273,086	1,924,741	1,629,827
Total deposits	2,247,201	2,229,327	2,172,142	1,869,165	1,605,941
Summary Results of Operations
Interest income	$148,826	$150,633	$160,468	$154,138	$125,292
Interest expense	43,497	59,229	77,430	78,981	56,487
Net interest income	$105,329	$91,404	$83,038	$75,157	$68,805
Provision for loan losses	20,594	81,913	25,378	4,340	4,406
Net interest income after provision for loan losses	$84,735	$9,491	$57,660	$70,817	$64,399
Non-interest income (charges)	3,697	(4,352)	6,431	7,883	7,323
Non-interest expense	57,186	56,868	44,776	39,694	34,289
Income (loss) before taxes	$31,246	$(51,729)	$19,315	$39,006	$37,433
Provision (benefit) for income tax	9,706	(18,404)	6,231	13,219	12,925
Net income (loss)	$21,540	$(33,325)	$13,084	$25,787	$24,508
Effective dividend on preferred stock	5,002	4,539	258	—	—
Net income (loss) available to common stockholders	$16,538	$(37,864)	$12,826	$25,787	$24,508
Per Common Share Data (1)
Net income (loss) per common share, basic	$0.60	$(1.42)	$0.48	$0.98	$0.95
Net income (loss) per common share, diluted	$0.57	$(1.42)	$0.47	$0.95	$0.89
Book value per common share	$6.03	$5.53	$6.86	$6.40	$5.36
Average number of common shares outstanding:
Basic	27,603,741	26,692,570	26,555,484	26,323,242	25,960,838
Diluted	28,875,993	26,692,570	27,249,839	27,379,204	27,449,754
Growth and Significant Ratios
% Change in net income	164.64%	-354.70%	-49.26%	5.22%	24.61%
% Change in assets	0.60%	0.35%	16.08%	20.04%	28.36%
% Change in loans (net)	-2.74%	-2.77%	18.10%	18.09%	28.31%
% Change in deposits	0.80%	2.63%	16.21%	16.39%	29.15%
% Change in total stockholders’ equity	12.21%	-13.59%	49.75%	20.95%	25.07%
Equity to asset ratio	8.96%	8.03%	9.33%	7.23%	7.18%
Return on average assets	0.77%	-1.22%	0.51%	1.21%	1.40%
Return on average equity	9.22%	-13.89%	7.18%	16.75%	19.51%
Average equity to average assets	8.33%	8.77%	7.06%	7.22%	7.19%
Efficiency ratio, GAAP (2)	52.45%	65.33%	50.05%	47.80%	45.04%
Efficiency ratio, as adjusted (3)	50.63%	55.57%	50.05%	47.80%	45.04%

(1)	Adjusted for all years presented giving retroactive effect to a three-for-two stock split in the form of a 50% stock dividend in 2006, and a 10% stock dividend in 2007 and 2008.
(2)	Computed by dividing non-interest expense by the sum of net interest income and non-interest income.
(3)	Computed by dividing non-interest expense by the sum of net interest income and non-interest income, net of losses on other real estate owned. This is a non-GAAP financial measure, which we believe provides investors with important information regarding our operational efficiency. Comparison of our efficiency ratio with those of other companies may not be possible, because other companies may calculate the efficiency ratio differently.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This management’s discussion and analysis and other portions of this report, contain forward-looking statements within the meaning of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies, including but not limited to our outlook on earnings, statements regarding asset quality, concentrations of credit risk, the adequacy of the allowance for loan losses, projected growth, capital position, our plans regarding and expected future levels of our non-performing assets, business opportunities in our markets and strategic initiatives to capitalize on those opportunities, and general economic conditions. When we use words such as “may,” “will,” “anticipates,” “believes,” “expects,” “plans,” “estimates,” “potential,” “continue,” “should,” and similar words or phrases., you should consider them as identifying forward-looking statements. These forward-looking statements are not guarantees of future performance. These statements are based upon current and anticipated economic conditions, nationally and in the Company’s market, interest rates and interest rate policy, competitive factors, and other conditions which by their nature, are not susceptible to accurate forecast, and are subject to significant uncertainty. Because of these uncertainties and the assumptions on which this discussion and the forward-looking statements are based, actual future operations and results may differ materially from those indicated herein.

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

•	the interest rate environment may compress margins and adversely affect net interest income;

•	adverse effects may be caused by changes to credit quality;

•	competition from other financial services companies in our markets could adversely affect operations;

•	our concentrations of commercial, commercial real estate and construction loans, may adversely affect our earnings and results of operations;

•	an economic slowdown could adversely affect credit quality, loan originations and the value of collateral securing the Company’s loans; and

•	social and political conditions such as war, political unrest and terrorism or natural disasters could have unpredictable negative effects on our businesses and the economy.

Other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements are discussed under “Risk Factors” in this Annual Report on Form 10-K.

Readers are cautioned against placing undue reliance on any such forward-looking statements. The Company disclaims any obligation to update or revise publicly or otherwise any forward-looking statements to reflect subsequent events, new information or future circumstances.

Non-GAAP Presentations

This management’s discussion and analysis refers to the efficiency ratio, as adjusted, which is computed by dividing non-interest expense by the sum of net interest income and non-interest income before losses on other real estate owned (“OREO”). This is a non-GAAP financial measure that we believe provides investors with important information regarding our operational efficiency. Comparison of our efficiency ratio with those of other companies may not be possible because other companies may calculate the efficiency ratio, as adjusted, differently. The Company, in referring to its net income, is referring to income under accounting principles generally accepted in the United States, or “GAAP.”

Calculation of the adjusted efficiency ratio for the year ended December 31, 2010 and December 31, 2009 is as follows:

(in thousands)	Year Ended December 31,
	*	2010	2009
Summary Operating Results:
Non-interest expense		$57,186	$56,868
Provision for unfunded commitments		—	(2,960)
Total	A	$57,186	$53,908
Net interest income (on a tax-equivalent basis)		$105,329	$91,404
Non-interest income		3,697	(4,352)
	B	109,026	87,052
Losses on other real estate owned		3,924	9,952
Total	C	$112,950	$97,004
Efficiency Ratio	A/B	52.45%	61.93%
Efficiency Ratio, adjusted	A/C	50.63%	55.57%

*	The letters included in this column are provided to show how the ratios presented are calculated.

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

Critical Accounting Policies

During the year ended December 31, 2010, there were no changes in the Company’s critical accounting policies as reflected in the Company’s most recent annual or quarterly report.

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

Our allowance for loan losses has two basic components: the specific allowance and the general allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The specific allowance is used to individually allocate an allowance for impaired loans. Impairment testing includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral. These factors are combined to estimate the probability and severity of inherent losses based on the Company’s calculation of the loss embedded in the individual loan. Large groups of smaller balance, homogeneous loans, representing 1-4 family residential first and second trusts, including home equity lines-of-credit, are collectively evaluated for impairment based upon factors such as levels and trends in delinquencies, trends in loss and problem loan identification, trends in volumes and concentrations, local and national economic trends and conditions including estimated levels of housing price depreciation/homeowners’ loss of equity, competitive factors and other considerations. These factors are converted into reserve percentages and applied against the homogenous loan pool balances. Impaired loans which meet the criteria for substandard, doubtful and loss are segregated from performing loans within the portfolio. Internally classified loans are then grouped by loan type (commercial, commercial real estate, commercial construction, residential real estate, residential construction or installment). The general formula is used to estimate the loss of non-classified loans. These un-criticized loans are also segregated by loan type and allowance factors are assigned by management based on delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of management, national and local economic trends, concentrations of credit, quality of the loan review system and the effect of external factors (i.e. competition and regulatory requirements). The factors assigned differ by loan type. The general allowance recognizes potential losses whose impact on the portfolio has yet to be recognized by a specific allowance. Allowance factors and the overall size of the allowance may change from period to period based on management’s assessment of the above described factors and the relative weights given to each factor. For further information regarding the allowance for loan losses see Notes 1 and 4 to the Consolidated Financial Statements and the discussion under the caption “Asset Quality – Provision and Allowance for Loan Losses” at page 13.

The Company’s 2010 Equity Plan (the “2010 Plan”), which is stockholder-approved, permits the grant of share–based awards in the form of stock options, stock appreciation rights, restricted and unrestricted stock, performance units and other awards to its directors and employees for up to 1.5 million shares of common stock. To date, the Company has granted stock options and restricted stock under the 2010 Plan. The Company also has option awards outstanding under its 1998 Stock Option Plan (the “1998 Plan”), but since May 2, 2010, the effective date of the 2010 Plan, no new awards can be granted under the 1998 Plan.

The Company recognizes expense for its share-based compensation based on the fair value of the awards that are granted.

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant, generally vest based on five years of continuous service and have ten-year contractual terms. The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model that currently uses historical volatility of the Company’s stock based on a 7.2 year expected term, before exercise, for the options granted, and a risk-free interest rate based on the U.S. Treasury Department (the “Treasury”) curve in effect at the time of the grant to estimate total stock-based compensation expense. This amount is then amortized on a straight-line basis over the requisite service period, currently 5 five years, to salaries and benefits expense.

Restricted stock awards generally vest in equal installments over five years. The compensation expense associated with these awards is based on the grant date fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service period.

See Note 12 to the Consolidated Financial Statements for additional information regarding the plans and related compensation expenses.

On a quarterly basis the Company reviews any securities which are considered to be impaired as defined by accounting guidance, to determine if the impairment is deemed to be other-than-temporary. If it is determined that the impairment is other-than-temporary, i.e. impaired because of credit issues rather than interest rate, the investment is written down through the Statement of Operations in accordance with accounting guidance. See Note 2 to the Consolidated Financial Statements for additional information regarding security impairments deemed to be other-than temporary.

Financial Performance Overview

For the year ended December 31, 2010, the Company recorded net income of $21.5 million. After an effective dividend of $5.0 million to the Treasury on preferred stock, the Company recorded net income to common stockholders of $16.5 million, or $0.57 per diluted common share, with a return on average assets and return on average equity of 0.77% and 9.22%, respectively. The financial performance in 2010 represents a strong turn around from the year ending December 31, 2009 results as the Company reported a $54.8 million increase in income from the $33.3 million loss in 2009. The most significant factor contributing to this improvement was the Company’s management of its problem loans resulting in a charge of $20.6 million for its provision for loan losses in 2010 compared to a charge of $81.9 million in 2009. The Company also benefited from $6.0 million in reduced losses on OREO properties as those losses declined from $10.0 million in 2009 to $3.9 million in 2010.

For the year ended December 31, 2009, the Company recorded a net operating loss of $33.3 million. After an effective dividend of $4.5 million to the Treasury on preferred stock, the Company recorded a net loss to common stockholders of $37.9 million, or $1.42 per diluted common share, with a return on average assets and return on average equity of a negative 1.22% and 13.89%, respectively. This loss in 2009, was primarily due to $81.9 million in loan loss provisions, taken in consideration of the level of non-performing loans and $53.2 million in net charge-offs. Earnings were also impacted by a $10.0 million loss on other real estate owned, a $1.8 million impairment loss on securities, and a $3.0 million provision for a contingent liability related to an off-balance sheet letter-of-credit commitment. For the year ended December 31, 2008, operating earnings of $13.1 million, were down $12.7 million, or 49.3% compared to earnings of $25.8 million for the prior fiscal year as net interest income increased $7.8 million, or 10.5%, from $75.2 million in 2007, to $83.0 million in 2008, non-interest income decreased $1.5 million, or 18.4%, from $7.9 million in 2007, to $6.4 million, while provisions for loan losses were up $21.0 million, and non-interest expense rose 12.8%, from $39.7 million in 2007, to $44.8 million. On a diluted per common share basis, earnings were $0.47 in 2008, while the Company’s return on average assets was 0.51% in 2008, and its return on average equity was 7.18% in 2008.

Total assets increased $16.4 million, or 0.6%, from $2.73 billion at December 31, 2009, to $2.74 billion at December 31, 2010, and increased $9.4 million, or 0.35%, from $2.72 billion at December 31, 2008, to $2.73 billion at December 31, 2009. Loans, net of the allowance for loan losses, decreased $60.5 million, or 2.7%, from $2.21 billion at December 31, 2009, to $2.15 billion at December 31, 2010, as non-farm, non-residential real estate loans increased $12.9 million, or 1.1%, while one-to-four family residential loans decreased $5.8 million, or 1.4%, real estate construction loans fell $63.6 million, or 14.9%, and commercial and industrial loans were down $19.7 million, or 8.3%. Loan production in 2010 was impacted by the confluence of several factors. First, lower economic activity in both the business and consumer sectors negatively impacted the demand for credit in the Company’s markets. Second, the Company made strategic decisions to restrict lending for new acquisition, development and construction loans, decreasing this component of the loan portfolio, and to focus on activities designed to build greater market share in commercial lending to select business sectors including government contract lending, professional practices and associations and certain service industries. These market share-building activities included placing an increased emphasis on deposit generation and non-credit products as well as strategic hiring and restructuring of sales management and calling efforts; all of these market share-building efforts typically result in a lag time before loan growth in these sectors will be evident. Lastly, the Company continued to prioritize problem loan identification and resolution, which continued to impact the staffing and time allocation of lending personnel. Loans continue to be the Company’s primary asset class and driver of interest income.

In 2009, loans, net of the allowance for loan losses, decreased $63.0 million, or 2.8%, from $2.27 billion at December 31, 2008, to $2.21 billion at December 31, 2009, as non-farm, non-residential real estate loans increased $114.6 million, or 11.3%, and one-to-four family residential loans increased $49.5 million, or 13.9%, while real estate construction loans fell $156.8 million, or 26.8%, and commercial and industrial loans were down 14.7%. Loan production in 2009 was negatively impacted by declining economic activity and demand in both the business and consumer sectors, a reallocation of lending personnel to problem loan identification and resolution and a strategic decision to moderate loan growth in the face of an uncertain economy and heightened risk factors. Loans are the Company’s principal asset class and primary contributor to interest income.

While loans are the Company’s major asset, deposits are the Company’s major source of funding and, as a result, the major contributor to interest expense. From year-end 2009 to year-end 2010, deposits increased $17.9 million, or 0.8%, to $2.2 billion, as demand deposits increased $25.1 million, or 10.5%, savings and interest-bearing demand deposits grew $216.1 million, or 21.9%, and time deposits declined $223.4 million, or 22.2%. The increase in demand deposits was primarily due to successful deposit gathering efforts led by the Company’s team of business development officers who are focused on acquisition and retention of commercial operating funds, treasury management services and other related cross-sales. The increase in savings and interest-bearing demand deposits was due primarily to success with the Company’s MEGA Savings and MEGA Checking account products as well as its Premier Interest Checking product for non-profit organizations. The decline in time deposits was largely due to reduced loan volume resulting in less reliance on certificates of deposit for funding as well as more strategic pricing of certificates of deposits relative to both the competitive market and the Company’s pricing on interest-bearing transaction accounts. The proportionate share of time deposits to total deposits has declined to 34.8% as of December 31, 2010, from a peak of 67.2% at year-end 2008 and 45.1% at year-end 2009. At December 31, 2010, the Bank had no brokered certificates of deposit, down from $50.1 million at the end of 2009.

In 2009, deposits increased $57.2 million, or 2.6%, with non-interest-bearing demand deposits increasing $44.8 million, or 23.0%, to $239.6 million, savings and interest-bearing demand deposits grew $467.1 million, or 90.2%, and time deposits declined by $454.7 million, or 31.2%.

The Company’s investment securities portfolio represents its second largest asset class and contributor to interest income, and is generally maintained as a primary source of liquidity. Investment securities increased $63.2 million, or 18.1%, from $348.6 million at December 31, 2009, to $411.8 million at December 31, 2010, and increased $22.9 million, or 7.0%, from $325.7 million at December 31, 2008, to $348.6 million at December 31, 2009. The majority of the year-over-year increase in securities was concentrated in U.S. government agency debt obligations and mortgage-backed securities, and bank-qualified municipal bonds.

Stockholders’ equity increased $26.7 million, or 12.2%, from $218.9 million at December 31, 2009 to $245.6 million at December 31, 2010, with net income to common stockholders of $16.5 million over the twelve-month period, $9.3 million in additional capital, a $1.9 million decrease in other comprehensive income related to the investment securities portfolio, and $1.4 million in proceeds, tax benefits and expense credits related to the exercise of options by company directors, officers and employees. As a result of these changes, the Company’s Tier 1 capital ratio increased from 11.48% at December 31, 2009, to 13.20% at December 31, 2010, and its total qualifying capital ratio increased from 12.73% to 14.45% for the same period. In 2009, stockholders equity decreased $34.4 million, or 13.6%, from $253.3 million at December 31, 2008, to $218.9 million at December 31, 2009, with a net loss to common stockholders of $37.9 million over the twelve-month period, a $1.1 million increase in other comprehensive income related to the investment securities portfolio, and $918 thousand in proceeds and tax benefits related to the exercise of options by company directors, officers and employees and stock option expense credits. As a result of these changes, the Company’s Tier 1 capital ratio decreased from 13.07% at December 31, 2008, to 11.48% at December 31, 2009, and its total qualifying capital ratio declined from 14.44% to 12.73% for the same period.

On September 24, 2008, the Company raised $25 million in qualifying capital through the sale of trust preferred securities to the Company’s directors and certain of its executive officers. In connection with the issuance of the trust preferred securities, the Company also issued warrants to purchase an aggregate of 1.5 million shares of common stock to the purchasers. On December 12, 2008, the Company issued $71 million in preferred stock to the Treasury under the Capital Purchase Program. In connection with the issuance of the preferred stock, the Company also issued to the Treasury warrants to purchase approximately 2.7 million shares of common stock. Please refer to “Capital Issuances” at page 24 for a discussion of the issuance of securities under the Capital Purchase Program. On September 29, 2010, the Company issued 1,904,766 shares of its common stock at a price of $5.25 per share in a registered direct placement with several institutional investors for total gross proceeds of $10.0 million. In addition, the Company issued to the investors warrants exercisable for shares of common stock, which, if fully exercised, would provide an additional $11.4 million in gross proceeds to the Company. Please refer to “Capital Issuances” at page 24 for a discussion of the issuance of securities in the registered direct placement.

Net Interest Income

Net interest income is the excess of interest earned on loans and investments over the interest paid on deposits and borrowings and is the Company’s primary revenue source. Net interest income is thereby affected by overall balance sheet growth, changes in interest rates and changes in the mix of investments, loans, deposits and borrowings. For the year ending December 31, 2010, net interest income of $105.3 million was up 15.2%, compared to $91.4 million in 2009, as the net interest margin rose from 3.45% in 2009, to 3.90%. This year-over-year increase in the net interest margin was driven by lower deposit costs due to significant reductions in the level of time deposits and increased levels of demand deposits and lower rate interest-bearing transaction accounts. As a result, the average cost of interest-bearing deposits fell from 2.50% in 2009 to 1.64% in 2010. However, the increase in net interest margin was tempered by year-over-year reductions in yields on the Company’s interest earning assets, as the Company’s average loan balances decreased and the yield on the Company’s investment securities portfolio decreased 70 basis points. In 2009, net interest income increased $8.4 million, or 10.1%, from $83.0 million in 2008, to $91.4 million at December 31, 2009 and the average cost of interest-bearing deposits fell from 3.55% in 2008, to 2.50% in 2009, while yields on interest-earning assets fell to a lesser extent from an average of 6.35% in 2008 to 5.67% in 2009. As a result, the net interest margin rose from 3.30% in 2008, to 3.45% in 2009.

In 2008, net interest income increased $7.8 million, or 10.5%, from $75.2 million in 2007, to $83.0 million due to significant growth in loans, as the net interest margin fell from 3.65% in 2007, to 3.30%, with the yield on interest-earning assets falling 111 basis points from 7.46% to 6.35%, while the cost of interest-bearing liabilities fell 94 basis points to 3.52%. The declines in yields and the cost of funds in 2008 were highly affected by a Federal Open Market Committee campaign, beginning in September 2007, to lower the Federal funds target rate. That campaign ended in September 2008 with a target rate range of 0.00% to 0.25% and, as a result, the prime lending rate fell to 3.25%. These rates remained unchanged through 2010. Tables 1 and 2 provide further information with regard to yields, costs, the changes in net interest income and associated risk.

TABLE 1: AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

The following table shows the average balance sheets for each of the years ended December 31, 2010, 2009, and 2008. In addition, the amounts of interest earned on interest-earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, are shown. Loans placed on a non-accrual status are included in the average balances. Net loan fees and late charges included in interest income on loans totaled $3.0 million, $3.3 million and $5.0 million for 2010, 2009, and 2008, respectively.

	2010			2009			2008
(Dollars in thousands)	Average Balance	Interest Income- Expense	Average Yields / Rates	Average Balance	Interest Income- Expense	Average Yields / Rates	Average Balance	Interest Income- Expense	Average Yields / Rates
Assets
Securities (1)	$372,480	$14,684	4.12%	$334,873	$15,641	4.82%	$320,497	$16,265	5.19%
Restricted stock	11,752	356	3.03%	11,589	355	3.06%	7,695	320	4.15%
Loans, net of unearned income	2,259,560	133,599	5.92%	2,279,294	134,548	5.91%	2,180,883	143,501	6.57%
Interest-bearing deposits in other banks	249	—	0.09%	91	—	0.09%	4,831	145	2.99%
Federal funds sold	79,882	187	0.23%	42,718	89	0.20%	14,067	237	1.66%

Total interest-earning assets	$2,723,923	$148,826	5.50%	$2,668,565	$150,633	5.67%	$2,527,973	$160,468	6.35%

Other assets	79,140			67,737			54,611

Total assets	$2,803,063			$2,736,302			$2,582,584

Liabilities & Stockholders’ Equity
Interest-bearing deposits
NOW accounts	$335,716	$2,971	0.89%	$228,189	$2,825	1.24%	$165,374	$2,655	1.60%
Money market accounts	157,071	1,872	1.19%	157,216	2,302	1.46%	198,429	5,389	2.71%
Savings accounts	663,479	9,759	1.47%	381,042	7,764	2.04%	175,629	5,124	2.91%
Time deposits	882,832	18,860	2.14%	1,221,328	36,707	3.01%	1,349,116	54,093	4.00%

Total interest-bearing deposits	$2,039,098	$33,462	1.64%	$1,987,775	$49,598	2.50%	$1,888,548	$67,261	3.55%

Securities sold under agreement to repurchase and federal funds purchased	183,338	4,012	2.19%	186,106	3,475	1.87%	223,114	5,534	2.47%

Other borrowed funds	25,000	1,077	4.25%	25,000	1,077	4.25%	36,202	1,235	3.36%

Trust preferred capital notes	66,186	4,946	7.37%	65,930	5,079	7.60%	46,373	3,400	7.21%

Total interest-bearing liabilities	$2,313,622	$43,497	1.88%	$2,264,811	$59,229	2.62%	$2,194,237	$77,430	3.52%

Demand deposits and other liabilities	255,871			231,554			206,117

Total liabilities	$2,569,493			$2,496,365			$2,400,354

Stockholders’ equity	233,570			239,937			182,230

Total liabilities and stockholders’ equity	$2,803,063			$2,736,302			$2,582,584

Interest rate spread			3.62%			3.05%			2.83%
Net interest income and margin		$105,329	3.90%		$91,404	3.45%		$83,038	3.30%

(1)	Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders’ equity. Average yields on tax-exempt securities are stated on a tax equivalent basis, using a 35% rate.

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

	2010 compared to 2009			2009 compared to 2008
	Increase/(Decrease) Due to		Total Increase/ (Decrease)	Increase/(Decrease) Due to		Total Increase/ (Decrease)
(Dollars in thousands)	Volume	Rate		Volume	Rate
Interest Income
Loans	$(1,170)	$221	$(949)	$5,425	$(14,378)	$(8,953)
Securities	1,386	(2,343)	(957)	566	(1,190)	(624)
Restricted Stock	5	(4)	1	120	(85)	35
Interest bearing deposits in other banks	—	—	—	(4)	(141)	(145)
Federal funds sold	87	11	98	58	(206)	(148)

Total interest income	$308	$(2,115)	$(1,807)	$6,165	$(16,000)	$(9,835)

Interest Expense
Interest-bearing deposits:
NOW accounts	$951	$(805)	$146	$770	$(600)	$170
Money market accounts	(2)	(428)	(430)	(618)	(2,469)	(3,087)
Savings accounts	4,154	(2,159)	1,995	4,171	(1,531)	2,640
Time deposits	(6,608)	(11,239)	(17,847)	(4,496)	(12,890)	(17,386)

Total interest-bearing deposits	$(1,505)	$(14,631)	$(16,136)	$(173)	$(17,490)	$(17,663)
Securities sold under agreement to repurchase and federal funds purchased	(60)	597	537	(706)	(1,353)	(2,059)
Other borrowed funds	—	—	—	(486)	328	(158)
Trust preferred capital notes	19	(152)	(133)	1,497	182	1,679

Total interest expense	$(1,546)	$(14,186)	$(15,732)	$132	$(18,333)	$(18,201)

Change in Net Interest Income	$1,854	$12,071	$13,925	$6,033	$2,333	$8,366

Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, the Company is exposed to market risk, or interest rate risk, as its net income is largely dependent on its net interest income. Market risk is managed by the Company’s Asset/Liability Management Committee which formulates and monitors the performance of the Company based on acceptable levels of market risk as dictated by policy. In setting tolerance levels, or limits on market risk, the Committee considers the impact on earnings and capital, the level and general direction of interest rates, liquidity, local economic conditions and other factors. Interest rate risk, or interest sensitivity, can be defined as the amount of forecasted net interest income that may be gained or lost due to favorable or unfavorable movements in interest rates. Interest rate risk, or interest sensitivity, arises when the maturity or repricing of interest-earning assets differs from the maturing or repricing of interest-bearing liabilities and as a result of the difference between total interest-earning assets and interest-bearing liabilities. The Company seeks to manage interest rate sensitivity while enhancing net interest income by periodically adjusting this asset/liability position. In order to closely monitor and measure interest sensitivity, the Company uses earnings simulation models on a quarterly basis.

We use a duration gap of equity approach to manage our long-term interest rate risk. This approach uses a model which generates estimates of the change in our market value of portfolio equity (“MVPE”) over a range of interest rate scenarios. MVPE is the present value of expected cash flows from assets and liabilities using various assumptions about estimated loan prepayment rates, reinvestment rates and deposit decay rates.

Our short term interest rate sensitivity is managed through the use of a model that generates estimates of the change in the net interest income over a range of interest rate scenarios. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. The model assumes that the composition of interest sensitive assets and liabilities existing at December 31, 2010, remains constant over a one-year period (base case) and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.

The following table provides an analysis of our interest rate risk as measured by the estimated change in MVPE and net interest income from the base case, resulting from instantaneous and sustained parallel shifts in interest rates as of December 31, 2010 (in thousands):

	Sensitivity of Market Value of Portfolio Equity December 31, 2010				Sensitivity of Net Interest Income December 31, 2010
	Market Value of Portfolio Equity				Net Interest Income		Net Interest Margin
Interest Rate Scenario	Amount	$ Change from Base	Percent	% of Total Assets	Amount	$ Change from Base	Percent	% Change from Base
Up 300 bps	$168,850	$(96,646)	-36.4%	6.12%	$103,457	$(2,653)	3.88%	-2.46%
Up 200 bps	199,280	(66,216)	-24.94%	7.22%	104,011	(2,099)	3.90%	-1.94%
Base Case	265,496	—	0.00%	9.63%	106,110	—	3.98%	0.00%
Down 100 bps	287,045	21,549	8.12%	10.41%	105,393	(717)	3.95%	-0.68%

Management believes the modeled results are consistent with the short duration of its balance sheet, given the many variables that affect the actual timing of when assets and liabilities will reprice. Since the earnings model uses numerous assumptions regarding the effect of changes in interest rates on the timing and extent of repricing characteristics, future cash flows and customer behavior, the model cannot precisely estimate net income and the effect on net income from sudden changes in interest rates. Actual results will differ from the simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

Non-Interest Income (Charges)

The Company’s non-interest income sources include service charges and other fees on deposit accounts, fees and net gains from loans originated and sold through its mortgage lending division, commissions from non-deposit investment sales and increases in the cash surrender value of bank-owned life insurance policies. For the year ended December 31, 2010, non-interest income of $3.7 million, was up 184.9%, compared to a loss of $4.4 million in 2009. Excluding $3.9 million in losses on other real estate owned and a $1.6 million impairment loss on securities during 2010 and corresponding amounts in 2009, other sources of non-interest-income rose $1.8 million from 2009 to 2010 with lower deposit account service charges offset by a $525 thousand increase in fees and net gains on mortgage loans originated and sold and an $860 thousand increase in income on bank-owned life insurance included in the other category within non-interest income. Losses on OREO decreased from $10.0 million for the year ended December 31, 2009 to $3.9 million for the same period in 2010, a decrease of 60.6%, while impairment loss on securities decreased 9.6% to $1.6 million for 2010. The losses on OREO are consistent with management’s commitment to aggressive disposition of these assets, and result from the sale of $14.8 million in properties in 2010 compared to $9.7 million in 2009, with a lower valuation loss due to more favorable market conditions. The impairment loss on securities was due to deferrals and defaults by the underlying issuers of the Bank’s investment in pooled trust preferred securities. In 2009, non-interest income (charges) reflected a loss of $4.4 million compared to $6.4 million of income in 2008, due to $10.0 million in losses on other real estate owned and a $1.8 million impairment loss on securities.

Service charges and other fees, which include monthly deposit account maintenance charges, overdraft fees, ATM fees and charges, debit card interchange income, safe deposit box rents, merchant discount fee income, and lock-box service fees, decreased $230 thousand, or 6.4%, from $3.6 million in 2009, to $3.4 million in 2010, and decreased $296 thousand, or 7.6%, from $3.9 million in 2008, to $3.6 million in 2009. The declines in 2010 and 2009 were due to lower levels of overdraft fees, while the increase in 2008 was the result of a new debit card rewards program that increased debit card interchange income.

Commissions on non-deposit investment services, which the Bank offers through a third party arrangement, were up $231 thousand in 2010, from $600 thousand for the year ended December 31, 2009 to $831 thousand for the same period in 2010, were down $102 thousand in 2009, from $702 thousand for the year ended December 31, 2008 to $600 thousand, for the same period in 2009, and were down $68 thousand in 2008 from $770 thousand for the year ended December 31, 2007.

Non-Interest Expense

Non-interest expense increased $318 thousand, or 0.6%, from $56.9 million in 2009, to $57.2 million in 2010, increased $12.1 million, or 27.0%, from $44.8 million in 2008, to $56.9 million in 2009, and increased $5.1 million, or 12.8%, from $39.7 million in 2007, to $44.8 million in 2008. In 2009, non-interest expense included a $3.0 million contingent liability provision related to an off-balance sheet letter-of-credit commitment. Excluding that expense item, non-interest expense increased $9.1 million, or 20.4%.

In 2010, salaries and benefits increased $2.0 million, or 8.5%, to $25.0 million from $23.0 million in 2009. The significant increase in 2010 was due to higher commissions associated with an increase in mortgage loan production and hiring of additional personnel to implement the Company’s strategic initiative to build greater commercial lending market share for select segments of that market. In 2009, salaries and benefits decreased $322 thousand, or 1.4%, while they accounted for $826 thousand, or 16.2%, of the total increase in non-interest expense in 2008. The declines in 2008 and 2009 were due to lower mortgage related commissions and reduced incentive compensation due to lower Company earnings.

Occupancy expenses, which include rents, depreciation, maintenance on buildings, leaseholds and equipment, decreased $302 thousand, or 2.9%, from $10.3 million in 2009 to $10.0 million in 2010, increased $1.4 million, or 15.8%, from $8.9 million in 2008, to $10.3 million in 2009, and increased $1.9 million, or 26.0%, from $7.0 million in 2007, to $8.9 million in 2008. The increases from 2007 to 2009 were due to the opening of nine new branch locations and expanded office facilities for lending units and other back office support departments.

Other operating expenses, which include advertising and public relations expenses, legal and professional fees, insurance, OREO expense, telecommunications and supplies, increased $2.0 million, or 20.4%, from $9.7 million in 2009, to $11.6 million in 2010 and increased $2.3 million, or 31.3%, from $7.4 million in 2008, to $9.7 million in 2009. The increase in 2010 was primarily due to higher legal and professional fees, in connection with capital raising activities and problem asset resolution, and OREO expenses. Prior to 2010, the increases over the years are generally due to branch expansion and overall growth.

Income Taxes

The Company’s income tax provisions are adjusted for non-deductible expenses and non-taxable interest after applying the U.S. federal income tax rate of 35%. The provision for income taxes totaled $9.7 million for the year ended December 31, 2010, while the Company recorded a carry-back benefit of $18.4 million in 2009. Provisions for income taxes totaled $6.2 million for the year ended December 31, 2008. The effects of non-deductible expenses and non-taxable interest on the Company’s income tax provisions are minimal. For further information regarding the provisions for income taxes see Note 8 to the Consolidated Financial Statements.

Asset Quality - Provision and Allowance For Loan Losses

For the year ended December 31, 2010, provisions for loan losses were $20.6 million compared to $81.9 million in 2009, with total net charge-offs in 2010 of $23.3 million versus $53.2 million for the year ended December 31, 2009. In 2008, provisions totaled $25.4 million with net charge-offs of $11.2 million.

As a result of these provisions and charge-offs, the total allowance for loan losses decreased $2.7 million, or 4.2%, from $65.2 million at December 31, 2009 to $62.4 million at December 31, 2010, increased $28.7 million, or 78.6%, from $36.5 million at December 31, 2008, to $65.2 million at December 31, 2009, and increased from $22.3 million at December 31, 2007, to $36.5 million at December 31, 2008.

Non-performing assets and loans 90+ days past due declined in 2010, from $98.1 million as of December 31, 2009 to $74.6 million at December 31, 2010. As a percent of total loans, the allowance has decreased from 2.86% as of December 31, 2009, to 2.82% as of December 31, 2010, and as a percent of non-performing loans it has increased from 93.6% as of December 31, 2009, to 108.8% at December 31, 2010. The Company’s allowance at December 31, 2010 remained roughly equivalent to the allowance at December 31, 2009. Although the Company made significant progress in reducing non-performing assets and loans 90+ days past due, as the balance of non-performing assets and loans 90+ days past due remains elevated as compared to the Company’s historical levels, and the Company believes the allowance at December 31, 2010 was appropriate for the level of portfolio rish measured.

While non-performing assets and loans 90+ days past due declined in 2009, from $124.9 at December 31, 2008 to $98.1 million at December 31, 2009, the allowance increased as other identified potential problem loans, which are classified as impaired loans, although well-secured and currently performing, but in some instances requiring higher reserve levels, rose from $49.3 million at December 31, 2008, to $171.8 million at December 31, 2009. As a percent of total loans, the allowance has increased from 1.58% as of December 31, 2008, to 2.86% as of December 31, 2009, and as a percent of non-performing loans it has increased from 31.1% as of December 31, 2008, to 93.6% at December 31, 2009. See “Risk Elements and Non-Performing Assets” later in this discussion for more information on non-performing assets and loans 90 + days past due and other impaired loans.

Management feels that the allowance for loan losses is adequate at December 31, 2010. However, there can be no assurance that additional provisions for loan losses will not be required in the future, including as a result of possible changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, and the residential and commercial real estate markets in particular, on a national basis or in the Company’s market area, or changes in the circumstances of particular borrowers.

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

TABLE 3: PROVISION AND ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)	2010	2009	2008	2007	2006
Allowance, beginning of period	$65,152	$36,475	$22,260	$18,101	$13,821

Charge-Offs
Commercial loans	7,761	16,317	3,436	—	112
Real estate loans	19,372	$37,879	$7,493	$—	$—
Consumer loans	345	417	392	212	77

Total charge-offs	$27,478	$54,613	$11,321	$212	$189

Recoveries
Commercial loans	2,858	739	16	—	—
Real estate loans	$1,296	$571	$77	$—	$—
Consumer loans	20	67	65	31	63

Total recoveries	$4,174	$1,377	$158	$31	$63

Net charge-offs	$23,304	$53,236	$11,163	$181	$126

Provision for loan losses	20,594	81,913	25,378	4,340	4,406

Allowance, end of period	$62,442	$65,152	$36,475	$22,260	$18,101

Ratio of net charges-offs to average total loans outstanding during period	1.03%	2.34%	0.51%	0.01%	0.01%

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

(Dollars in thousands)	2010	2009	2008	2007	2006
Allocation of allowance for loan losses:
Commercial	9,972	11,241	8,489	6,304	4,449
Real estate – mortgage	$25,409	$26,514	$9,375	$9,226	$8,654
Real estate – construction	26,584	26,862	18,460	6,598	4,939
Consumer	373	440	126	118	59
Farmland	63	84	25	14	—
Unallocated	41	11	—	—	—

Balance, December 31,	$62,442	$65,152	$36,475	$22,260	$18,101

Ratio of loans to total year-end loans:
Commercial	9%	10%	12%	12%	11%
Real estate – mortgage	73%	70%	62%	59%	57%
Real estate – construction	17%	19%	25%	28%	31%
Consumer	1%	1%	1%	1%	1%

	100%	100%	100%	100%	100%

See Notes 1 and 4 to the Consolidated Financial Statements for additional information regarding the provision and allowance for loan losses.

Risk Elements and Non-Performing Assets

Non-performing assets consist of non-accrual loans and other real estate owned (foreclosed properties). For the year ended December 31, 2010, the total non-performing assets and loans 90+ days past due and still accruing interest decreased by $23.6 million, or 24.0%, from $98.1 million at December 31, 2009, to $74.6 million at December 31, 2010, and decreased by $26.8 million, or 21.4%, from $124.9 million at December 31, 2008, to $98.1 million at year-end 2009. As a result, the ratio of non-performing assets and loans 90+ days past due and still accruing to total assets decreased from 3.60% at December 31, 2009, to 2.72% at December 31, 2010, and decreased from 4.60% at December 31, 2008, to 3.60% at December 31, 2009.

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

Other impaired loans that are currently performing, and troubled debt restructurings performing in accordance with their modified terms, increased from $171.8 million at December 31, 2009, to $177.6 million at December 31, 2010. These loans have been identified by the Company as having certain weaknesses as a result of the Company’s specific knowledge about the customer or recent credit events, and are classified as substandard and subject to impairment testing at each balance sheet date.

Troubled debt restructurings represented $103.0 million of total impaired loans as of December 31, 2010 and $71.9 million of total impaired loans as of December 31, 2009. There were no troubled debt restructurings as of December 31, 2008. These loans which have been provided concessions such as rate reductions, payment deferrals, and in some cases forgiveness of principal, are all on accrual status. If the loan was on non-accrual at the time of the concession it is the Company’s policy that it remain on non-accrual status and perform in accordance with the modified terms for a period of six months. All loans reported as troubled debt restructurings accrue interest. If a troubled debt restructuring is on non-accrual status, it is reported as a non-accrual asset and not as a troubled debt restructuring. Troubled debt restructurings continue to be individually tested for impairment for a period of one year from their modification date.

Total non-performing assets consist of the following:

TABLE 5: NON-PERFORMING ASSETS

	December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Non-accrual loans	$57,158	$65,809	$111,234	$3,826	$3,920
Other real estate owned	17,165	28,499	7,569	—	—

Total non-performing assets	$74,323	$94,308	$118,803	$3,826	$3,920

Loans past due 90 days and still accruing	242	3,826	6,118	579	—

Total non-performing assets and past due loans	$74,565	$98,134	$124,921	$4,405	$3,920

Allowance for loan losses to total loans	2.82%	2.86%	1.58%	1.14%	1.10%
Allowance for loan losses to non-performing loans	108.79%	93.56%	31.08%	505.33%	461.76%
Non-performing assets and past due loans to total loans	3.37%	4.31%	5.40%	0.23%	0.24%
Non-performing assets and past due loans to total assets	2.72%	3.60%	4.60%	0.19%	0.20%

Non-performing loans continue to be concentrated in residential and commercial construction and land development loans in outer sub-markets hardest hit by the residential downturn and commercial and consumer credits experiencing the after shocks in sub-contracting businesses and workforce employment. As of December 31, 2010, $33.6 million, or 58.7%, of non-performing loans represented acquisition, development and construction (“ADC”) loans, $13.1 million, or 22.8%, represented non-farm, non-residential loans, $7.1 million, or 12.3%, represented loans on one-to-four family residential properties and $3.7 million, or 6.5%, represented commercial and industrial loans. The Company would have recorded additional gross interest income of approximately $3.4 million for 2010, $5.2 million for 2009 and $3.8 million for 2008, if non-accrual loans had been current throughout these periods. Interest actually received on non-accrual loans was $158 thousand in 2010, $979 thousand in 2009 and $174 thousand in 2008. See Notes 1 and 4 to the Consolidated Financial Statements for additional information regarding the Company’s non-performing assets. Tables 6 and 7 provide a breakdown of the construction loan portfolio by location including loans on non-accrual status and percentage of net-charge offs in 2010. Table 8 provides a breakdown of the non-farm/non-residential portfolio by location including loans on non-accrual status and percentage of net charge-offs in 2010.

TABLE 6: RESIDENTIAL, ACQUISITION, DEVELOPMENT AND CONSTRUCTION LOANS

	As of December 31, 2010
(Dollars in thousands) County/Jurisdiction of Origination:	Total Outstandings	Percentage of Total	Non-accrual Loans	Non-accruals as a % of Outstandings	Net charge-offs as a % of Outstandings
District of Columbia	$3,971	2.2%	$—	—	0.3%
Montgomery, MD	2,336	1.3%	1,894	1.1%	2.0%
Prince Georges, MD	18,594	10.5%	2,953	1.6%	0.2%
Other Counties in MD	5,416	3.1%	1,077	0.6%	0.9%
Arlington/Alexandria, VA	23,935	13.5%	2,848	1.6%	—
Fairfax, VA	40,586	22.9%	2,284	1.3%	0.2%
Culpeper/Fauquier, VA	4,447	2.5%	3,695	2.1%	0.9%
Fredericksburg, VA	6,281	3.5%	6,250	3.5%	—
Henrico, VA	—	0.0%	—	—	—
Loudoun, VA	32,846	18.5%	770	0.4%	—
Prince William, VA	7,867	4.4%	1,054	0.6%	—
Spotsylvania, VA	296	0.2%	—	—	—
Stafford, VA	20,421	11.5%	4,364	2.5%	0.2%
Other Counties in VA	8,987	5.1%	—	—	0.1%
Outside VA, MD & DC	1,599	0.9%	—	—	—

Totals	$177,582	100.0%	$27,189	15.3%	4.7%

TABLE 7: COMMERCIAL, ACQUISITION, DEVELOPMENT AND CONSTRUCTION LOANS

	As of December 31, 2010
(Dollars in thousands) County/Jurisdiction of Origination:	Total Outstandings	Percentage of Total	Non-accrual Loans	Non-accruals as a % of Outstandings	Net charge-offs as a % of Outstandings
District of Columbia	$10,214	5.5%	$—	—	—
Montgomery, MD	1,366	0.7%	—	—	—
Prince Georges, MD	12,492	6.7%	—	—	—
Other Counties in MD	3,396	1.8%	—	—	—
Arlington/Alexandria, VA	9,312	5.0%	—	—	—
Fairfax, VA	28,390	15.2%	2,800	1.5%	-0.1%
Culpeper/Fauquier	3,020	1.6%	—	—	—
Henrico, VA	849	0.5%	—	—	—
Loudoun, VA	24,790	13.3%	1,497	0.8%	—
Prince William, VA	58,198	31.1%	2,064	1.1%	—
Spotsylvania, VA	2,715	1.5%	—	—	—
Stafford, VA	29,801	15.9%	—	—	—
Other Counties in VA	2,486	1.3%	—	—	—
Outside VA, MD & DC	—	0%	—	—	—

Totals	$187,029	100.0%	$6,361	3.4%	-0.1%

TABLE 8: NON-FARM/NON-RESIDENTIAL LOANS

	As of December 31, 2010
(Dollars in thousands) County/Jurisdiction of Origination:	Total Outstandings	Percentage of Total	Non-accrual Loans	Non-accruals as a % of Outstandings	Net charge-offs as a % of Outstandings
District of Columbia	$79,822	7.0%	$—	—	—
Montgomery, MD	35,477	3.1%	—	—	0.1%
Prince Georges, MD	47,455	4.2%	720	0.1%	—
Other Counties in MD	53,048	4.7%	—	—	—
Arlington/Alexandria, VA	180,863	15.9%	2,341	0.2%	—
Fairfax, VA	262,366	23.0%	3,699	0.3%	—
Culpeper/Fauquier, VA	5,728	0.5%	—	—	—
Fredericksburg, VA	7,289	0.6%	—	—	—
Henrico, VA	29,365	2.6%	—	—	—
Loudoun, VA	117,906	10.4%	2,102	0.2%	0.2%
Prince William, VA	206,443	18.1%	909	0.1%	0.0%
Spotsylvania, VA	20,102	1.8%	—	—	—
Stafford, VA	21,382	1.9%	—	—	—
Other Counties in VA	63,889	5.6%	3,286	0.3%	0.1%
Outside VA, MD & DC	7,681	0.7%	—	—	—

Totals	$1,138,816	100.0%	$13,057	1.2%	0.46%

Foreclosed real properties (or other real estate owned, or OREO) include properties that have been substantively repossessed or acquired in complete or partial satisfaction of debt. Such properties, which are held for resale, are carried at the lower of book value or fair value, including a reduction for the estimated selling expenses, or principal balance of the related loan. Reviews and discussions with regard to value and disposition of each foreclosed property are conducted monthly by the Company’s Special Assets Committee. The carrying value of a foreclosed asset is immediately adjusted down when new information is obtained, including a potentially acceptable offer, the sale of a similar property in the vicinity of one of the Company’s assets, and/or a change in the price the property is being listed for. The Company recorded $3.9 million in losses on foreclosed real properties in 2010 and $10.0 million for the year ended December 31, 2009. The following tables provide a breakdown of foreclosed real properties by type and a roll-forward of activity for the years ended December 31, 2009 and 2010:

TABLE 9: OTHER REAL ESTATE OWNED BY TYPE

	Year-end December 31,
(Dollars in thousands)	2010	2009
Residential Land	$10,996	$15,081
Residential Building	908	2,649
Commercial Land	1,230	1,430
Commercial Building	4,031	9,339
Total other real estate owned	$17,165	$28,499

TABLE 10: OTHER REAL ESTATE OWNED ACTIVITY

	Year-ended December 31,
(Dollars in thousands)	2010	2009
Beginning Balance	$28,499	$7,569
Additions	7,449	40,229
Capital improvements	0	372
Valuation adjustments	(3,313)	(9,067)
Dispositions	(14,859)	(9,719)
(Loss) on disposition	(611)	(885)
Ending Balance	$17,165	$28,499

Other real estate owned decreased $11.3 million, or 39.8% during 2010, from $28.5 million at December 31, 2009 to $17.2 million at December 31, 2010. This decrease was principally due to lower additions to other real estate owned of $7.4 million during 2010, as compared to $40.2 million during 2009, and $14.6 million of other real estate owned dispositions during 2010.

Loan Portfolio

The Bank’s lending activities are its principal source of income. Real estate loans, including residential permanents and construction, and commercial permanents, represent the major portion of the Bank’s loan portfolio. Loans, net of unearned income and the allowance for loan losses, decreased $60.5 million, or 2.7% from $2.21 billion at December 31, 2009, to $2.15 billion at December 31, 2010, as non-farm, non-residential real estate loans increased $12.9 million, or 1.1%, and one-to-four family residential loans decreased $5.8 million, or 1.4%, while real estate construction loans fell by $63.7 million, or 14.9%, and commercial and industrial loans were down $19.7 million, or 8.3%. In 2009, net loans decreased $63.0 million, or 2.8%, from $2.27 billion at December 31, 2008, to $2.21 billion at December 31, 2009, as non-farm, non-residential real estate loans increased $114.6 million, or 11.3%, and one-to-four family residential loans increased $49.5 million, or 13.9%, while real estate construction loans fell by $156.8 million, or 26.8%, and commercial and industrial loans were down 14.7%. In 2008, net loans increased $348.3 million, or 18.1%, from $1.92 billion at December 31, 2007, to $2.27 billion at year-end 2008, and included an increase in real estate mortgage loans of $276.4 million, or 23.9%, an increase in commercial loans of $40.8 million, or 17.1%, and an increase in real estate construction loans of $40.8 million, or 7.5%. At December 31, 2010, $160.8 million of real estate construction loans were to commercial builders of single-family housing, $16.8 million were to individuals on single-family properties and $187.0 million were related to commercial properties. At December 31, 2009, $224.9 million of total real estate construction loans were to commercial builders of single-family housing, $15.2 million were to individuals on single-family properties and $188.3 million were related to commercial properties. The Company will continue to manage a reduction in the real estate construction loan portfolio as part of the Company’s strategic decision to restrict lending for new acquisition, development and construction loans and maintain this portfolio segment within a range specified by management.

As noted above, the majority of the Bank’s loan portfolio consists of construction and commercial real estate loans. At December 31, 2010, the Bank had $160.8 million of construction loans to commercial builders of single family housing in the Northern Virginia market, representing 7.3% of total loans. These loans are made to a number of unrelated entities and generally have a term of twelve to eighteen months. In addition, the Bank had $1.14 billion, or 51.4% of the loan portfolio at December 31, 2010, secured by non-farm non-residential properties with $464.4 million of these loans representing owner-occupied properties. These non-farm, non-residential loans represent obligations of a diversified pool of borrowers across numerous businesses and industries, primarily in the Northern Virginia market and include some loans that, although secured by commercial real estate, are commercial purpose loans made based on the financial condition of the underlying business. At December 31, 2010, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. For further information regarding concentrations of loans see Note 17 to the Consolidated Financial Statements.

Under guidance from the federal banking regulators, banks which have concentrations in construction, land development or commercial real estate loans (other than loans for majority owner occupied properties) would be expected to maintain higher levels of risk management and, potentially, higher levels of capital. It is possible that we may be required to maintain higher levels of capital than we would otherwise be expected to maintain as a result of our levels of acquisition, development and construction loans and commercial real estate loans, which may require us to obtain additional capital. The Bank seeks to manage its concentrations of loans through the establishment of limits on the level of its various loan types to total loans and to total capital. Excluded from the scope of this guidance are loans secured by non-farm nonresidential properties where the primary source of repayment is the cash flow from the ongoing operations and activities conducted by the party, or affiliate of the party, who owns the property.

Tables 11 and 12 present information pertaining to the composition of the loan portfolio including unearned income, the allowance for loan losses, and the maturity and repricing characteristics of selected loans.

TABLE 11: SUMMARY OF TOTAL LOANS

	December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Real estate - mortgage	$1,617,043	$1,599,478	$1,435,189	$1,158,820	$940,270
Real estate - construction	364,610	428,292	585,076	544,290	515,040
Commercial	218,600	238,327	279,470	238,670	190,527
Consumer	12,557	10,368	11,698	8,714	6,997
Farmland	2,418	2,675	2,498	1,468	—

Total loans	$2,215,228	$2,279,140	$2,313,931	$1,951,962	$1,652,834
Less unearned income	3,195	3,924	4,370	4,961	4,906
Less allowance for loan losses	62,442	65,152	36,475	22,260	18,101

Loans, net	$2,149,591	$2,210,064	$2,273,086	$1,924,741	$1,629,827

TABLE 12: MATURITY/REPRICING SCHEDULE OF TOTAL LOANS

At December 31, 2010 (Dollars in thousands)	Real estate- mortgage	Real estate- construction	Commercial	Consumer	Farmland	Total
Variable:
Within 1 year	$61,805	$133,858	$79,044	$3,312	$—	$278,019
1-to-5 years	262,848	56,393	20,368	743	2,249	342,601
After 5 years	526,197	22,111	6,694	2,368	—	557,370

Total	$850,850	$212,362	$106,106	$6,423	$2,249	$1,177,990

Fixed Rate:
Within 1 year	$82,877	$86,748	$14,257	2,803	$—	$186,685
1-to-5 years	334,156	52,952	72,278	1,818	169	461,373
After 5 years	349,160	12,548	25,959	1,513	—	389,180

Total	$766,193	$152,248	$112,494	$6,134	$169	$1,037,238

Total Loans	$1,617,043	$364,610	$218,600	$12,557	$2,418	$2,215,228

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

Total securities increased $63.2 million, or 18.1%, year-over-year from $348.6 million at December 31, 2009 to $411.8 million at December 31, 2010 and increased $22.9 million, or 7.0%, from $325.7 million at December 31, 2008, to $348.6 million at December 31, 2009. Increases in the investment securities portfolio in both years were funded by reductions in the loan portfolio and increases in deposits. Available-for-sale (AFS) securities increased as a percent of the total securities portfolio in 2010 to 90.9% versus 83.6% in 2009, as new funds to acquire AFS securities were provided by the previously noted sources and from maturing held-to-maturity (HTM) securities. HTM securities declined as a percent of the total securities portfolio from 16.4% to 9.1% during 2010. The portfolio also contains four pooled trust preferred securities with an amortized cost basis of $5.9 million and a book value of $430 thousand. The Bank performs a quarterly analysis of these securities for other than temporary impairment due to significantly depressed current market value indications. The analysis includes stress tests on the underlying collateral and cash flow estimates based on the current and projected future levels of deferrals and defaults within each pool. In 2010, the Bank recorded an impairment loss of an aggregate of $1.6 million on three of the four pools. In 2009, the Bank recorded an impairment loss of an aggregate of $1.8 million on the same three pools.

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

TABLE 13: SECURITIES PORTFOLIO

	December 31,
	2010		2009		2008
(Dollars in thousands)	Book Value	Percent of total	Book Value	Percent of total	Book Value	Percent of total
Available-for-sale:
U.S. Government Agency obligations	$310,610	75.43%	$247,134	70.90%	$235,434	72.28%
Obligations of states/political subdivisions	63,463	15.41%	42,357	12.15%	29,454	9.04%
Pooled trust preferred securities	430	0.10%	2,030	0.58%	3,948	1.21%

	$374,503	90.95%	$291,521	83.63%	$268,836	82.53%

Held-to-maturity:
U.S. Government Agency obligations	$6,113	1.48%	$12,323	3.53%	$18,764	5.76%
Obligations of states/political subdivisions	31,145	7.56%	44,741	12.84%	38,143	11.71%

	$37,258	9.05%	$57,064	16.37%	$56,907	17.47%

	$411,761	100.00%	$348,585	100.00%	$325,743	100.00%

TABLE 14: MATURITY OF SECURITIES

	2010		2009		2008
At December 31, (Dollars in thousands)	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
Maturing within one year	$1,642	4.59%	$4,541	4.57%	$1,869	4.11%
Maturing after one through five years	21,090	3.67%	28,013	4.19%	73,457	4.78%
Maturing after five through ten years	138,171	3.33%	110,745	4.16%	65,058	5.06%
Maturing after ten years	250,858	4.00%	205,286	5.07%	185,359	5.39%

	$411,761	3.76%	$348,585	4.71%	$325,743	5.18%

Deposits

The Company’s principal source of funds is deposit accounts comprised of demand deposits, savings and money market accounts, and time deposits. The majority of the Bank’s deposits are attracted from individuals and businesses in the Northern Virginia and the metropolitan Washington, D.C. area, and the interest rates the Bank pays are generally near the top of the local market.

Total deposits increased $17.9 million, or 0.8% from $2.23 billion at December 31, 2009, to $2.25 billion at December 31, 2010, and increased $57.2 million, or 2.6%, from $2.17 billion at December 31, 2008, to $2.23 billion at December 31, 2009. In 2010, growth by deposit category included an increase in demand deposits of $25.1 million, or 10.5%, savings and interest-bearing demand deposits increasing by $216.1 million, or 21.9%, and time deposits declining $223.4 million, or 22.2%. The year-over-year increase in demand deposits is primarily due to successful deposit gathering efforts led by the Company’s team of eight business development officers who are focused on acquisition and retention of commercial operating funds, cash management services and other related cross-sales. The year-over-year increase in savings and interest-bearing demand deposits was due primarily to success with the Company’s MEGA Savings and MEGA Checking account products as well as its Premier Interest Checking product for non-profit organizations, with the sequential decline in demand deposits from $269.7 million at September 30, 2010 due primarily to a strategic reduction in balances held by one depositor. The declines in time deposits are reflective of strategic pricing of certificates of deposits relative to both the competitive market and the Company’s pricing on interest-bearing transaction accounts. The proportionate share of time deposits to total deposits has declined from a peak of 67.2% at year-end 2008 to 34.8% as of December 31, 2010.

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

Table 15 details maturities of time deposits with balances of $100,000 or more, which represent 38.4% of total time deposits as of December 31, 2010, compared to 29.7% at December 31, 2009. Total time deposits represent 34.8% of total deposits as of December 31, 2010, compared to 45.1% at December 31, 2009. At December 31, 2010, the Bank had no brokered time deposits. Brokered time deposits represented $50.1 million, or 2.3%, of total deposits at December 31, 2009, and $168.3 million, or 7.6%, of total deposits as of December 31, 2008. See Note 6 to the Consolidated Financial Statements and Table 1 to this Management’s Discussion and Analysis for additional information regarding the maturities of time deposits and average rates paid on all interest-bearing deposits.

TABLE 15: MATURITIES OF TIME DEPOSITS WITH BALANCES OF $100,000 OR MORE

	December 31,
(Dollars in thousands)	2010	2009	2008
3 months or less	$52,047	$88,680	$215,378
3-6 months	38,555	65,809	108,592
6-12 months	69,760	77,956	132,668
Over 12 months	139,809	66,122	91,058

Total	$300,171	$298,567	$547,696

Short-Term Borrowings

Short-term borrowings consist of securities sold under agreements to repurchase, of which, as of December 31, 2010, $77.7 million are secured transactions with customers that mature the business day following the date sold, and the other $75.0 million are secured transactions with other banks. The secured transactions with customers are provided to significant commercial demand deposit customers and are considered a core funding source of the Bank. Short-term borrowings also include Federal funds purchased, which are unsecured overnight borrowings from other banks and are generally used to accommodate short-term liquidity needs. Table 16 provides information on the balances and interest rates on short-term borrowings for the years ended December 31, 2010, 2009 and 2008 (dollars in thousands):

TABLE 16: SHORT-TERM BORROWINGS

At December 31,	2010	2009	2008
Securities sold under agreement to repurchase	$152,726	$176,728	$175,959
Federal funds purchased	—	—	12,000

Total	$152,726	$176,728	$187,959
Weighted interest rate at year end	2.43%	2.24%	1.58%
Averages for the year ended December 31,
Outstanding	$183,338	$186,106	$223,114
Interest rate	2.19%	1.87%	2.47%
Maximum month-end outstanding	$210,208	$198,774	$187,959

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

The Company measures total liquidity through cash and cash equivalents, securities available-for-sale, mortgage loans held-for-sale, other loans and investment securities maturing within one year, less securities pledged as collateral for repurchase agreements, public deposits and other purposes, and less any outstanding Federal funds purchased. These liquidity sources decreased $30.1 million, or 4.9% from $615.2 million at December 31, 2009, to $585.1 at December 31, 2010, and decreased $22.5 million, or 3.5%, from $637.7 million at December 31, 2008, to $615.2 million at December 31, 2009. Additional sources of liquidity available to the Bank include the capacity to borrow funds through established short-term lines of credit with various correspondent banks and the Federal Home Loan Bank of Atlanta. See Note 14 to the Consolidated Financial Statements for further information regarding these additional liquidity sources.

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

Both the Company’s and the Bank’s capital levels continue to meet regulatory requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios. Tier 1 capital consists of common and qualifying preferred stockholders’ equity, less goodwill, and for the Company includes certain minority interests relating to bank subsidiary issued shares, and a limited amount of restricted core capital elements. Restricted core capital elements include qualifying cumulative preferred stock interests, certain minority interests in subsidiaries and qualifying trust preferred securities. All of the $71 million in preferred stock interests issued to the Treasury under the Capital Purchase Program qualify as Tier 1 capital. Total risk-based capital consists of Tier 1 capital, qualifying subordinated debt, and a portion of the allowance for loan losses, and for the Company, a limited amount of excess restricted core capital elements. Risk-based capital ratios are calculated with reference to risk-weighted assets. The leverage ratio compares Tier 1 capital to total average assets. The Bank’s Tier 1 risk-based capital ratio was 12.87% at December 31, 2010, compared to 11.41% at December 31, 2009, and its total risk-based capital ratio was 14.12% at December 31, 2010, compared to 12.66% at December 31, 2009. These ratios are in excess of the mandated minimum requirement of 4.00% and 8.00%, respectively. The Bank’s leverage ratio was 10.76% at December 31, 2010, compared to 10.23% at December 31, 2009. The Company’s Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage ratio was 13.20%, 14.45%, and 11.07%, respectively, at December 31, 2010, compared to 11.48%, 12.73%, and 10.29%, respectively, at December 31, 2009. The increases in these capital ratios in 2010, are due to net operating income generated during 2010 and $9.2 million of additional capital raised by the Company during 2010, including through the Company’s registered direct placement. Both the Company’s and Bank’s capital positions reflect proceeds from the issuance of a total of $65 million in trust preferred securities.

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

Guidance by the federal banking regulators provides that banks which have concentrations in construction, land development or commercial real estate loans (other than loans for majority owner occupied properties) would be expected to maintain higher levels of risk management and, potentially, higher levels of capital. It is possible that we may be required to maintain higher levels of capital than we would otherwise be expected to maintain as a result of our levels of acquisition, development and construction loans and commercial real estate loans, which may require us to obtain additional capital.

Trust preferred securities can be counted as Tier 1 capital at the holding company level, together with other restricted core capital elements, up to 25% of total capital (net of goodwill), and any excess may be counted as Tier 2 capital, subject to limitation. At December 31, 2010, trust preferred securities represented 20.6% of the Company’s Tier 1 capital and 18.9% of its total risk-based capital. See Note 15 to the Consolidated Financial Statements and the “Regulation, Supervision and Governmental Policy” section beginning on page 64 for further information regarding trust preferred securities.

Capital Issuances. On September 29, 2010, the Company issued 1,904,766 shares of its common stock at a price of $5.25 per share in a registered direct placement with several institutional investors for total gross proceeds of $10.0 million. In addition, the Company issued to the investors warrants exercisable for shares of common stock, which, if fully exercised, would provide an additional $11.4 million in gross proceeds to the Company. The warrants each have an exercise price of $6.00 per share, which represents a 14.3% premium to the offering price of the shares of common stock sold in the registered direct placement. The Series A warrants, exercisable for a total of 952,383 shares of common stock, are exercisable for a period of seven months following the closing date. The Series B warrants, also exercisable for a total of 952,383 shares of common stock, are exercisable for a period of twelve months following the closing date.

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

Contractual Obligations

The Company has entered into certain contractual obligations including long term debt, operating leases and obligations under service contracts. The following table summarizes the Company’s contractual cash obligations as of December 31, 2010:

TABLE 17: CONTRACTUAL OBLIGATIONS

	Payments Due-By Period
(Dollars in thousands)	Total	Within One Year	Years Two and Three	Years Four and Five	After Five Years
Securities sold under agreements to repurchase and Federal funds purchased	$152,726	$77,726	$—	$25,000	$50,000
Other borrowed funds	25,000	—	25,000	—	—
Trust preferred securities	65,000	—	—	—	65,000
Operating leases	32,150	4,130	8,431	6,834	12,755
Data processing services	4,826	1,132	2,315	1,379	—

Total contractual cash obligations	$279,702	$82,988	$35,746	$33,213	$127,755

The obligation for data processing services represents estimates of minimum required payments for the periods. Of the $50.0 million of trust preferred securities shown as due after 5 years, $15.0 million is subject to redemption, at par, at the Company’s option, on any semi-annual distribution payment date, the next one being June 30, 2011. The table does not reflect deposit liabilities entered into in the ordinary course of the Company’s banking business. At December 31, 2010, the Company had approximately $1.5 billion of demand and savings deposits, exclusive of interest, which have no stated maturity or payment date. The Company also had approximately $781.2 million of time deposits, exclusive of interest, the maturity distribution of which is set forth in Note 6 to the Consolidated Financial Statements. For additional information about the Company’s deposit obligations, see “Net Interest Income” and “Deposits” above. The trust preferred securities exclude $2.0 million of capital notes held by the trusts that relate to the common securities of the issuing trusts, all of which are owned by the Company. See Note 15 to the Consolidated Financial Statements for additional information regarding the trust preferred capital notes.

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

The current economic environment poses significant challenges for us and could adversely affect our financial condition and results of operations.

We currently are operating in a challenging and uncertain economic environment, both nationally and in the local markets that we serve. Financial institutions continue to be affected by sharp declines in the value of financial instruments and real estate values, and while we are taking steps to reduce our market and credit risk exposure, we nonetheless are affected by these issues in view of our retaining a securities portfolio, and portfolios of multi-family loans, commercial real estate loans, acquisition, development and construction loans, and commercial and industrial loans. Continued declines in the value of our investment securities could result in our recording additional losses on the other-than-temporary impairment (“OTTI”) of securities, which would reduce our earnings and, therefore, our capital. Continued declines in real estate values and home sales, and an increase in the financial stress on borrowers stemming from an uncertain economic environment, including rising unemployment, could have an adverse effect on our borrowers or their customers, which could adversely impact the repayment of the loans we have made. The overall deterioration in economic conditions also could subject us, and the financial services industry, to increased regulatory scrutiny. In addition, a prolonged recession, or further deterioration in local economic conditions, could result in an increase in loan delinquencies, an increase in problem assets and foreclosures, and a decline in the value of the collateral for our loans, which could reduce our customers’ borrowing power. Furthermore, a prolonged recession or further deterioration in local economic conditions could drive the level of loan losses beyond the level we have provided for in our allowance for loan losses, which could necessitate an increase in our provision for loans losses, which, in turn, would reduce our earnings and capital. Additionally, the demand for our products and services could be reduced, which would adversely impact our liquidity and the level of revenues we generate.

Our concentration of real estate related loans in our market area could result in higher than normal risk of loan defaults and losses.

We have a substantial amount of loans secured by real estate in the Northern Virginia/Washington, D.C. metropolitan area, and substantially all of our loans are to borrowers in that area. We also have a significant amount of acquisition, development and construction loans. At December 31, 2010, 89.5% of our total loans were secured by real estate, primarily commercial real estate. Of these loans, $364.6 million, or 16.5% of total loans, were acquisition, development and construction loans. An additional 9.9% of total loans were commercial and industrial loans which are not secured by real estate. These loans have a higher risk of default than other types of loans, such as well underwritten conforming single family residential mortgage loans. In addition, the repayments of these loans often depend on the successful operation of a business or the sale or development of the underlying property, and as a result are more likely to be adversely affected by adverse conditions in the real estate market or the economy in general. These concentrations expose us to the risk that adverse developments in the real estate market, or in the general economic conditions in the Northern Virginia/Washington, D.C. metropolitan area, could increase the levels of nonperforming loans and charge-offs, and reduce loan demand. In that event, we would likely experience lower earnings or losses. Additionally, if, for any reason, economic conditions in our market area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area’s economy, our ability to develop our business relationships may be diminished, the quality and collectibility of our loans may be adversely affected, the value of collateral may decline and loan demand may be reduced. Additionally, under guidance from the banking agencies, we may be required to maintain higher levels of capital than we would otherwise be expected to maintain, and to employ greater risk management efforts, as a result of our real estate concentrations.

Commercial real estate loans and acquisition, development and construction loans also generally have larger balances than single family mortgage loans and other consumer loans. Because our loan portfolio contains a significant number of commercial real estate loans and acquisition, development and construction loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in our provision for loan losses, or an increase in loan charge-offs, which could have an adverse impact on our results of operations and financial condition.

Further increases to our nonperforming assets, troubled debt restructurings and other impaired loans that are performing will have an adverse effect on our earnings.

Our nonperforming assets (which consist of nonaccrual loans and other real estate owned (“OREO”)) and our troubled debt restructurings and other impaired loans, which are currently performing, totaled $241.9 million at December 31, 2010. Our nonperforming assets, troubled debt restructurings and other impaired loans adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or OREO. We must establish an allowance for loan losses that reserves for losses inherent in the loan portfolio that are both probable and reasonably estimable through current period provisions for loan losses. From time to time, we also write down the value of properties in our OREO portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to OREO. Further, while troubled debt restructurings return to non-impaired status in the next fiscal year if they are performing for at least six months, in the event that payments on troubled debt restructurings are not made on a current basis, the troubled debt restructurings become nonaccrual loans. If any of our current or future troubled debt restructurings become nonperforming, we will not record interest income on such loans and, as a result, our earnings will be adversely affected. The resolution of nonperforming assets, troubled debt restructurings and other impaired loans requires the active involvement of management, which can distract management from its overall supervision of operations and other income producing activities. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance for loan losses accordingly, which will have an adverse effect on our earnings.

Our financial condition and results of operations would be adversely affected if our allowance for loan losses is not sufficient to absorb actual losses or if we are required to increase our allowance for loan losses.

Experience in the banking industry indicates that a portion of our loans will become delinquent, that some of our loans may only be partially repaid or may never be repaid and that we may experience other losses for reasons beyond our control. Further, despite our underwriting criteria and historical experience, we may be particularly susceptible to losses due to: (1) the geographic concentration of our loans, (2) the concentration of higher risk loans, such as commercial real estate and acquisition, development and construction loans, and (3) the relative lack of seasoning of certain of our loans.

While our level of nonperforming assets have decreased since December 31, 2009, we are currently experiencing elevated levels of troubled debt restructurings and other impaired loans that are performing. The combined levels are significantly in excess of our historical levels and are concentrated in ADC, commercial real estate and commercial and industrial loans. As a result, our provision and allowance for loan losses, as well as our level of charge-offs, have significantly increased over prior years. For the year ended December 31, 2010, our provision for loan losses was $20.6 million compared to $81.9 million in 2009, with total net charge-offs in 2010 of $23.3 million versus $53.2 million for the year ended December 31, 2009. As a result of these provisions, the total allowance for loan losses decreased $2.8 million, or 4.2%, from $65.2 million at December 31, 2009 to $62.4 million at December 31, 2010. As a percent of total loans, the allowance has decreased from 2.86% as of December 30, 2009 to 2.82% as of December 31, 2010. Although we believe that our allowance for loan losses is maintained at a level adequate to absorb any inherent losses in our loan portfolio, these estimates of loan losses are necessarily subjective and their accuracy depends on the outcome of future events. If we need to make significant and unanticipated increases in our loss allowance in the future, our results of operations and financial condition would be materially adversely affected at that time.

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

Our operating income and net income depend to a great extent on our net interest margin, which is the difference between the interest yields we receive on loans, securities and other interest-earning assets and the interest rates we pay on interest-bearing deposits and other liabilities. The net interest margin is affected by changes in market interest rates, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a period, an increase in market rates of interest could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income. These rates are highly sensitive to many factors beyond our control, including competition, general economic conditions and monetary and fiscal policies of various governmental and regulatory agencies, including the Board of Governors of the Federal Reserve System (“Federal Reserve Board”).

We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, repricing, and balances of the different types of interest-earning assets and interest-bearing liabilities, but interest rate risk management techniques are not exact. As a result, a rapid increase or decrease in interest rates could have an adverse effect on our net interest margin and results of operations. The results of our interest rate sensitivity simulation models depend upon a number of assumptions which may prove to be not accurate. There can be no assurance that we will be able to successfully manage our interest rate risk. Increases in market rates and adverse changes in the local residential real estate market, the general economy or consumer confidence would likely have a significant adverse impact on our non-interest income, as a result of reduced demand for residential mortgage loans that we make on a pre-sold basis.

Adverse changes in the real estate market in our market area could also have an adverse affect on our cost of funds and net interest margin, as we have a large amount of non-interest bearing demand deposits related to real estate sales and development. While we expect that we would be able to replace the liquidity provided by these deposits, the replacement funds would likely be more costly, which would negatively impact our earnings. Additionally, changes in applicable law, if enacted, could have a significant negative effect on our net interest income, net income, net interest margin, and our return on assets and return on equity.

Lack of seasoning of our loan portfolio could increase the risk of credit defaults in the future.

Due to the rapid growth of our bank preceding the recession, a large portion of the loans in our loan portfolio and of our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because a large portion of our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

We may not be able to maintain our historical growth rate, which may adversely impact our results of operations and financial condition.

We may not be able to sustain our historical rate of growth, or grow at all. Various factors, such as economic conditions, regulatory considerations and competition, may impede our rate of growth and our ability to expand, or may make future growth or expansion less profitable or more expensive. If we experience a significant decrease in our rate of growth as compared to our historic rate of growth, our income, or our rate of income growth, may decline, our capacity to absorb any additional losses resulting from, or loan loss provisions related to, declining loan quality may be diminished, and we may not be able to maintain or reduce our expense levels and efficiency ratio, which would adversely affect our results of operations and financial condition.

Real estate market volatility and future changes in our disposition strategies could result in net proceeds that differ significantly from our OREO fair value appraisals.

At December 31, 2010, our OREO portfolio totaled $17.2 million. Our OREO portfolio consists of properties that we obtained through foreclosure or through an in-substance foreclosure in satisfaction of loans. Properties in our OREO portfolio are recorded at the lower of the recorded investment in the loans for which the properties previously served as collateral or the “fair value,” which represents the estimated sales price of the properties on the date acquired less estimated selling costs. Generally, in determining fair value an orderly disposition of the property is assumed, except where a different disposition strategy is expected. Significant judgment is required in estimating the fair value of OREO property.

In response to market conditions and other economic factors, we may utilize alternative sale strategies other than orderly disposition as part of our OREO disposition strategy, such as immediate liquidation sales. In this event, as a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from such sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of our OREO properties.

Changes in the fair value or ratings downgrades of our securities may reduce our stockholders’ equity, net earnings or regulatory capital ratios.

At December 31, 2010, $374.5 million of our securities were classified as available-for-sale. The estimated fair value of our available-for-sale securities portfolio may increase or decrease depending on market conditions. Our securities portfolio is comprised primarily of fixed rate securities. We increase or decrease stockholders’ equity by the amount of the change in the unrealized gain or loss (difference between the estimated fair value and the amortized cost) of our available-for-sale securities portfolio, net of the related tax benefit, under the category of accumulated other comprehensive income/loss. Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold, the decrease may be recovered over the life of the securities.

We conduct a periodic review and evaluation of the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. Factors that we consider in our analysis include, but are not limited to, the severity and duration of the decline in fair value of the security, the financial condition and near-term prospects of the issuer, whether the decline appears to be related to issuer conditions or general market or industry conditions, our intent and ability to retain the security for a period of time sufficient to allow for any anticipated recovery in fair value and the likelihood of any near-term fair value recovery. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. If we deem such decline to be other-than-temporary related to credit losses, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income.

We have in recent financial periods recorded OTTI charges. We continue to monitor our securities portfolio as part of our ongoing OTTI evaluation process. No assurance can be given that we will not need to recognize additional OTTI charges related to securities in the future.

The capital that we are required to hold for regulatory purposes is impacted by, among other things, the securities ratings. Therefore, ratings downgrades on our securities may have a material adverse effect on our risk-based regulatory capital.

Turmoil in the financial markets may make it more difficult for the bank to meet its liquidity needs.

During 2008 and 2009, financial markets experienced unprecedented pressure associated with the declining value of residential real estate, and deleveraging by investors in mortgage related securities. The turmoil in the financial markets has also caused many depositors to seek safety in government securities, resulting in liquidity challenges for all banks. Our bank responded to these challenges by promoting participation in the Certificate of Deposit Account Registry Service program and by participating in the increased deposit insurance programs provided by the FDIC. However, should turmoil in the markets return, the bank may be forced to pay higher interest rates to obtain deposits and meet the needs of its depositors and borrowers, resulting in reduced net interest income. If conditions worsen significantly, it is possible that financial institutions such as the Bank may be unable to meet the needs of their depositors and borrowers, which could result in the Bank being placed into receivership.

Loss of key employees may disrupt relationships with certain customers.

Our business is primarily relationship-driven in that many of our key employees have extensive customer relationships. Loss of a key employee with such customer relationships may lead to the loss of business if the customers were to follow that employee to a competitor. While we believe our relationships with our key employees are good, we cannot guarantee that all of our key personnel will remain with our organization. Loss of such key personnel, should they enter into employment relationships with our competitors, could result in the loss of some of our customers.

We may not be able to successfully manage continued growth.

We intend to seek further growth in the level of our assets and deposits and, to a limited extent, the number of our branches. In the future, we may seek further branch expansion, both within our existing footprint and to expand our footprint in Northern Virginia. We cannot be certain as to our ability to manage increased levels of assets and liabilities, and an expanded branch system, without increased expenses and higher levels of nonperforming assets. We may be required to make additional investments in equipment and personnel to manage higher asset levels and loan balances and a larger branch network, which may adversely impact earnings, stockholder returns and our efficiency ratio. Increases in operating expenses or nonperforming assets may have an adverse impact on the value of our common stock.

Our continued growth depends on our ability to meet minimum regulatory capital levels. Growth and stockholder returns may be adversely affected if sources of capital are not available to help us meet those minimum levels.

Since we became the holding company for the Bank, we have sought to maximize stockholder returns by leveraging our capital. If earnings do not meet our current estimates, if we incur unanticipated losses or expenses, or if we grow faster than expected, we may need to obtain additional capital sooner than expected, through borrowing, additional issuances of debt or equity securities, or otherwise. We may be unable to raise additional capital, if and when needed, on terms acceptable to us, or at all. If we do not have continued access to sufficient capital, we may be required to reduce our level of assets or reduce our rate of growth in order to maintain regulatory compliance. Under those circumstances net income and the rate of growth of net income may be adversely affected. Additional issuances of equity securities could have a dilutive effect on existing stockholders.

There is no assurance that we will be able to successfully compete with others for business.

The Northern Virginia/Washington, D.C. metropolitan area in which we operate is considered highly attractive from an economic and demographic viewpoint, and is a highly competitive banking market. We compete for loans, deposits, and investment dollars with numerous regional and national banks, online divisions of out-of-market banks, and other community banking institutions, as well as other kinds of financial institutions and enterprises, such as securities firms, insurance companies, savings associations, credit unions, mortgage brokers, and private lenders. Many competitors have substantially greater resources than we do, and operate under less stringent regulatory environments. The differences in resources and regulations may make it harder for us to compete profitably, reduce the rates that we can earn on loans and investments, increase the rates we must offer on deposits and other funds, and adversely affect our overall financial condition and earnings.

System failures, interruptions or breaches of security could adversely impact our business operations and financial condition.

Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, general ledger, deposits and loans. While we have established policies and procedures to prevent or limit the impact of systems failures, interruptions and security breaches, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, any compromise of our security systems could deter customers from using our website and our online banking service, both of which involve the transmission of confidential information. Although we rely on commonly used security and processing systems to provide the security and authentication necessary to effect the secure transmission of data, these precautions may not protect our systems from compromises or breaches of security, which would adversely affect our results of operations and financial condition.

In addition, we outsource certain of our data processing to certain third-party providers. If our third-party providers encounter difficulties, or if we have difficulty in communicating with them, our ability to adequately process and account for customer transactions could be affected, and our business operations could be adversely impacted. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

The occurrence of any systems failure, interruption or breach of security could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny or could expose us to civil litigation and possible financial liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

We may not be able to respond to rapidly changing technology or meet the needs of our customers.

The provision of financial products and services has become increasingly technology-driven. Our ability to meet the needs of our customers competitively, and in a cost-efficient manner, is dependent on our ability to keep pace with technological advances and to invest in new technology as it becomes available. Many of our competitors have greater resources to invest in technology than we do and may be better equipped to market new technology-driven products and services. The ability to keep pace with technological change is important, and the failure to do so on our part could have a material adverse impact on our business and therefore on our financial condition and results of operations.

We are subject to heightened regulatory scrutiny with respect to bank secrecy and anti-money laundering statutes and regulations.

In recent years, regulators have intensified their focus on the USA PATRIOT Act’s anti-money laundering and Bank Secrecy Act compliance requirements. There is also increased scrutiny of our compliance with the rules enforced by the Office of Foreign Assets Control. In order to comply with regulations, guidelines and examination procedures in this area, we have been required to revise policies and procedures and install new systems. We cannot be certain that the policies, procedures and systems we have in place are flawless. Therefore, there is no assurance that in every instance we are in full compliance with these requirements. Our inability to comply with these requirements may adversely affect our financial condition and results of operations.

We are subject to environmental liability risk associated with lending activities.

A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

Changes in government regulation will significantly affect our business and may result in higher costs and lower profitability.

The banking industry is heavily regulated. Banking regulations are primarily intended to protect the federal deposit insurance funds and depositors, not stockholders. The holding company and the Bank are regulated and supervised by the Federal Reserve Board, the Virginia State Corporation Commission Bureau of Financial Institutions and the FDIC. The burden imposed by federal and state regulations puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, credit unions, mortgage banking companies and leasing companies. Changes in the laws, regulations and regulatory practices affecting the banking industry may increase our costs of doing business or otherwise adversely affect us and create competitive advantages for others. Regulations affecting banks and financial services companies undergo continuous change, and we cannot predict the ultimate effect of these changes, which could have a material adverse effect on our profitability or financial condition. Federal economic and monetary policy may also affect our ability to attract deposits and other funding sources, make loans and investments, and achieve satisfactory interest rate spreads.

Substantial regulatory limitations on changes of control and anti-takeover provisions of Virginia law may make it more difficult for you to receive a change in control premium.

With certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring more than 10% (5% if the acquirer is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct the management or policies of our company without prior notice or application to and the approval of the Federal Reserve Board. There are comparable prior approval requirements for changes in control under Virginia law. Also, Virginia corporate law contains several provisions that may make it more difficult for a third party to acquire control of us without the approval of our Board of Directors, and may make it more difficult or expensive for a third party to acquire a majority of our outstanding common stock.

The number of shares owned by our directors and executive officers could make it more difficult to obtain approval for some matters submitted to stockholder vote, including mergers and acquisitions.

Our directors and executive officers and their affiliates own approximately 25.8% of the outstanding common stock as of December 31, 2010. By voting against a proposal submitted to stockholders, the directors and executive officers, as a group, may be able to make approval more difficult for proposals requiring the vote of stockholders, such as some mergers, share exchanges, asset sales, and amendments to our Articles of Incorporation. The results of any such vote may be contrary to the desires or interests of the public stockholders.

The Dodd-Frank Act could increase the Company’s regulatory compliance burden and associated costs, place restrictions on certain products and services, and limit its future capital raising strategies.

A wide range of regulatory initiatives directed at the financial services industry have been proposed. One of those initiatives, the Dodd-Frank Act Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was signed into law on July 21, 2010. The Dodd-Frank Act represents a sweeping overhaul of the financial services industry within the United States and mandates significant changes in the financial regulatory landscape that will impact all financial institutions, including the Company and the Bank. The Dodd-Frank Act will likely increase the Company’s regulatory compliance burden and may have a material adverse effect on the Company by increasing the costs associated with regulatory examinations and compliance measures. However, it is too early to fully assess the impact of the Dodd-Frank Act and subsequent regulatory rulemaking processes on the Company’s and the Bank’s business, financial condition or results of operations.

Among the Dodd Frank Act’s significant regulatory changes, the Act creates a new financial consumer protection agency that could impose new regulations and include its examiners in routine regulatory examinations conducted by the Federal Reserve. This agency, named the Consumer Financial Protection Bureau, may reshape the consumer financial laws through rulemaking and enforcement of the Dodd-Frank Act’s prohibitions against unfair, deceptive and abusive business practices, which may directly impact the business operations of financial institutions offering consumer financial products or services, including the Company and the Bank. This agency’s broad rulemaking authority includes identifying practices or acts that are unfair, deceptive or abusive in connection with any consumer financial transaction or consumer financial product or service. Although the Consumer Financial Protection Bureau has jurisdiction over banks with $10 billion or greater in assets, rules, regulations and policies issued by the Bureau may also apply to the Company or the Bank by virtue of the adoption of such policies and best practices by the Federal Reserve, FDIC or Virginia State Corporation Commission Bureau of Financial Institutions. The costs and limitations related to this additional regulatory agency and the limitations and restrictions that will be placed upon the Company with respect to its consumer product and service offerings have yet to be determined. However, these costs, limitations and restrictions may produce significant, material effects on the Company’s business, financial condition and results of operations.

The Dodd-Frank Act also increases regulatory supervision and examination of bank holding companies and their banking and non-banking subsidiaries. These and other regulations included in the Dodd-Frank Act could increase the Company’s regulatory compliance burden and costs, restrict the financial products and services the Bank can offer to its customers and restrict the Company’s ability to generate revenues from non-banking operations. The Dodd-Frank Act imposes more stringent capital requirements on bank holding companies, which could limit the Company’s future capital strategies.

The recent repeal of federal prohibitions on payment of interest on demand deposits could increase interest expense.

As part of the Dodd-Frank Act, the prohibition on the ability of financial institutions to pay interest on demand deposit accounts was repealed. As a result, beginning on July 21, 2011, financial institutions could commence offering interest on demand deposits. The Company does not yet know what interest rates other institutions may offer. If the Company begins to offer interest on demand deposit accounts the Company’s interest expense may increase and the net interest margin may decline, which could have a material adverse effect on the Company’s and the Bank’s business, financial condition and results of operations.

Our deposit insurance premiums could increase in the future, which may adversely affect our future financial performance.

The FDIC insures deposits at FDIC insured financial institutions, including the Bank. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund (the “DIF”) at a certain level. Economic conditions since 2008 have increased the rate of bank failures and expectations for further bank failures, requiring the FDIC to make payments for insured deposits from the DIF and prepare for future payments from the DIF.

During 2009, the FDIC imposed a special deposit insurance assessment on all institutions which it regulates, including the Bank. This special assessment was imposed due to the need to replenish the DIF, as a result of increased bank failures and expected future bank failures. In addition, the FDIC required regulated institutions to prepay their fourth quarter 2009, and full year 2010, 2011 and 2012 assessments in December 2009. Any similar, additional measures taken by the FDIC to maintain or replenish the DIF may have an adverse effect on our financial condition and results of operations.

On February 7, 2011, the FDIC adopted final rules to implement changes required by the Dodd-Frank Act with respect to the FDIC assessment rules that will be effective April 1, 2011. Once these changes are effective, a depository institution’s deposit insurance assessment will be calculated based on the institution’s total assets less tangible equity, rather than the previous base of total deposits. The Company expects that these changes will not increase the Company’s FDIC insurance assessments for comparable asset and deposit levels. However, if the Bank’s asset size increases or the FDIC takes other actions to replenish the DIF, the Bank’s FDIC insurance premiums could increase.

We are subject to additional uncertainties, and potential additional regulatory or compliance burdens, as a result of our participation in the Treasury’s Capital Purchase Program.

The holding company accepted an investment of $71.0 million from the Treasury under the Treasury’s Capital Purchase Program. The Purchase Agreement, executed by the holding company (and all other participating institutions) and the Treasury, provides that the Treasury may unilaterally amend the agreement to the extent required to comply with any subsequent changes in applicable federal statutes. As a result of this provision, the Treasury and Congress may impose additional requirements or restrictions on us in respect of reporting, compliance, corporate governance, executive or employee compensation, dividend payments, stock repurchases, lending or other business practices, capital requirements or other matters. As a result, we may be required to expend additional resources in order to comply with these requirements. Such additional requirements could impair our ability to compete with institutions that are not subject to the restrictions because they did not accept an investment from the Treasury. To the extent that additional restrictions or limitations on employee compensation are imposed, such as those contained in the American Recovery and Reinvestment Act of 2009, we may be less competitive in attracting successful incentive compensation based lenders and customer relations personnel. Additionally, the ability of Congress to utilize the amendment provisions to effect political or public relations goals could result in us being subjected to additional burdens as a result of public perceptions of issues relating to larger banks, and which are not applicable to community oriented institutions such as our institution. There can be no assurance that we will not be disadvantaged as a result of these uncertainties.

The fiscal, monetary and regulatory policies of the federal government and its agencies could have a material adverse effect on our results of operations.

The Federal Reserve Board regulates the supply of money and credit in the United States. Its policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect the net interest margin. It also can materially decrease the value of financial assets we hold, such as debt securities. Its policies also can adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans. Changes in Federal Reserve Board policies and our regulatory environment generally are beyond our control, and we are unable to predict what changes may occur or the manner in which any future changes may affect our business, financial condition and results of operations.

Trading in our common stock has been relatively inactive. As a result, stockholders may not be able to quickly and easily sell their common stock.

Although our common stock is listed on Nasdaq, and a number of brokers offer to make a market in our common stock on a regular basis, trading volume to date has been relatively inactive, averaging approximately 80,101 shares per day during the year ended December 31, 2010 There can be no assurance that an active and liquid market for the common stock will develop. Accordingly, you may find it difficult to sell a significant number of shares at the prevailing market price.

We may need to raise additional capital which could result in a decline in the price of our common stock or at terms that are materially adverse to our stockholders, if additional capital is available at all.

We face significant business, regulatory and other governmental risk as a financial institution, and it is possible that capital requirements and directives could in the future require us to change the amount or composition of our current capital, including common equity. As a result of regulatory changes, we could determine or, our regulators could require us, to raise additional capital. There could also be market perceptions regarding the need to raise additional capital, whether as a result of public disclosures or otherwise, and, regardless of the outcome, such perceptions could have an adverse effect on the price of our common stock. Such capital raising could be at terms that are dilutive to existing stockholders and there can be no assurance that any capital raising we undertake would be successful given the current level of disruption in the financial markets.

Our ability to pay cash dividends on our common stock and to repurchase any shares of our common stock is highly restricted.

We have no recent history of paying cash dividends, other than repurchases of fractional shares issued in connection with stock splits or stock dividends. Our ability to pay dividends on our common stock, or repurchase shares, is limited by state and federal law and regulation, and by the terms of the Series A Preferred Stock issued to the Treasury in connection with our participation in the Treasury’s Capital Purchase Program. Under the terms of the Treasury’s Capital Purchase Program, we may not, subject to limited exceptions, pay a dividend or repurchase or acquire any common stock, without the prior approval of the Treasury, until December 12, 2011, or the earlier redemption or transfer of all securities issued to the Treasury. Additionally, under the terms of the Series A Preferred Stock, we may not, subject to limited exceptions, pay any dividends on our common stock, or repurchase or acquire any shares of our common stock when any dividend on the Series A Preferred Stock is in arrears. Further, we cannot pay any dividends on our common stock, or acquire any shares of our common stock, if any distribution on our trust preferred securities is in arrears. In light of the foregoing restrictions, it is unlikely that we will pay any dividends on our common stock or repurchase any shares of our common stock in the near future.

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and the Interim Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information required to be set forth in the Company’s periodic reports.

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

Management assessed the effectiveness of Company’s system of internal control over financial reporting as of December 31, 2010. This assessment was conducted based on the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in “Internal Control—Integrated Framework”. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2010. Management’s assessment concluded that there were no material weaknesses within the Company’s internal control structure.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, has been audited by Yount, Hyde & Barbour, P.C., the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Yount, Hyde & Barbour, P.C.’s attestation report on the Company’s internal control over financial reporting appears on pages 37 and 38 hereof.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2010, that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Virginia Commerce Bancorp, Inc.

Arlington, Virginia

We have audited the accompanying consolidated balance sheets of Virginia Commerce Bancorp, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2010, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Virginia Commerce Bancorp, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years ended December 31, 2010, 2009 and 2008, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Virginia Commerce Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2011 expressed an unqualified opinion on the effectiveness of Virginia Commerce Bancorp, Inc. and subsidiaries’ internal control over financial reporting.

Winchester, Virginia

March 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Virginia Commerce Bancorp, Inc.

Arlington, Virginia

We have audited Virginia Commerce Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Virginia Commerce Bancorp, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Virginia Commerce Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows of Virginia Commerce Bancorp, Inc. and subsidiaries and our report dated March 16, 2011 expressed an unqualified opinion.

Winchester, Virginia

March 16, 2011

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share data)

	December 31,
	2010	2009
Assets
Cash and due from banks	$36,932	$25,211
Federal funds sold	10,455	—
Investment securities (fair value: 2010, $412,653; 2009, $349,836)	411,761	348,585
Restricted stocks, at cost	11,751	11,751
Loans held-for-sale	10,049	6,492
Loans, net of allowance for loan losses of $62,442 in 2010 and $65,152 in 2009	2,149,591	2,210,064
Bank premises and equipment, net	12,000	13,794
Accrued interest receivable	10,003	10,537
Other real estate owned, net of valuation allowance of $6,782 in 2010 and $9,067 in 2009	17,165	28,499
Other assets	71,941	70,364

Total assets	$2,741,648	$2,725,297

Liabilities and Stockholders’ Equity
Deposits
Demand deposits	$264,744	$239,604
Savings and interest-bearing demand deposits	1,201,288	985,152
Time deposits	781,169	1,004,571

Total deposits	$2,247,201	$2,229,327
Securities sold under agreement to repurchase and federal funds purchased	152,726	176,729
Other borrowed funds	25,000	25,000
Trust preferred capital notes	66,314	66,057
Accrued interest payable	2,751	4,014
Other liabilities	2,062	5,302
Commitments and contingent liabilities	—	—

Total liabilities	$2,496,054	$2,506,429

Stockholders’ Equity
Preferred stock, net of discount, $1.00 par, 1,000,000 shares authorized, Series A; $1,000.00 liquidation value; 71,000 issued and outstanding in 2010 and 2009	$65,445	$63,993
Common stock, $1.00 par, 50,000,000 shares authorized, issued and outstanding 2010, 28,962,935; 2009, 26,744,545	28,954	26,745
Surplus	105,056	96,588
Warrants	8,520	8,520
Retained earnings	39,208	22,671
Accumulated other comprehensive income (loss), net	(1,589)	351

Total stockholders’ equity	$245,594	$218,868

Total liabilities and stockholders’ equity	$2,741,648	$2,725,297

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share data)

	Year Ended December 31,
	2010	2009	2008
Interest and dividend income:
Interest and fees on loans	$133,599	$134,548	$143,501
Interest and dividends on investment securities:
Taxable	12,641	14,050	15,017
Tax-exempt	2,043	1,591	1,248
Dividends	356	355	320
Interest on deposits with other banks	—	—	145
Interest on federal funds sold	187	89	237

Total interest and dividend income	$148,826	$150,633	$160,468

Interest expense:
Deposits	$33,462	$49,598	$67,261
Securities sold under agreement to repurchase and federal funds purchased	4,012	3,475	5,534
Other borrowed funds	1,077	1,077	1,235
Trust preferred capital notes	4,946	5,079	3,400

Total interest expense	$43,497	$59,229	$77,430

Net interest income	$105,329	$91,404	$83,038
Provision for loan losses	20,594	81,913	25,378

Net interest income after provision for loan losses	$84,735	$9,491	$57,660

Non-interest income (charges):
Service charges and other fees	$3,376	$3,606	$3,902
Non-deposit investment services commissions	831	600	702
Fees and net gains on loans held-for-sale	3,437	2,912	1,498
(Loss) on other real estate owned	(3,924)	(9,952)	—
Gain on sale of securities	139	—	—
Total other-than-temporary impairment losses	(4,525)	(5,136)	—
Portion of loss recognized in other comprehensive income	2,878	3,315	—
Net impairment losses	(1,647)	(1,821)	—
Other	1,485	303	329

Total non-interest income (charges)	$3,697	$(4,352)	$6,431

Non-interest expense:
Salaries and employee benefits	$24,990	$23,040	$23,362
Occupancy expense	9,951	10,253	8,857
FDIC insurance expense	5,277	5,411	1,500
Franchise tax	2,875	3,100	1,528
Data processing	2,450	2,436	2,166
Legal fees	2,075	1,216	597
Professional fees	1,295	970	558
Provision for unfunded commitments	—	2,960	—
Other operating expense	8,273	7,482	6,208

Total non-interest expense	$57,186	$56,868	$44,776

Income (loss) before taxes	$31,246	$(51,729)	$19,315
Provision (benefit) for income taxes	9,706	(18,404)	6,231

Net income (loss)	$21,540	$(33,325)	$13,084
Effective dividend on preferred stock	5,003	4,539	258

Net income (loss) available to common stockholders	$16,537	$(37,864)	$12,826

Earnings (Loss) per common share, basic	$0.60	$(1.42)	$0.48
Earnings (Loss) per common share, diluted	$0.57	$(1.42)	$0.47

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Preferred Stock	Common Stock	Surplus	Warrants	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2007	$—	$24,023	$73,672	$—	$70,239	$1,209		$169,143

Comprehensive Income:
Net income 2008					13,084		$13,084	13,084
Other comprehensive loss, unrealized holding losses arising during the period (net of tax of $1,043)						(1,933)	(1,933)	(1,933)

Total comprehensive income							$11,151

10% stock dividend	—	2,411	20,112	—	(22,523)	—		—
Cash paid in lieu of fractional shares	—	—	—	—	(7)	—		(7)
Stock options exercised	—	141	173	—	—	—		314
Stock option expense	—	—	597	—	—	—		597
Warrant expense in regards to trust preferred securities	—	—	1,283	—	—	—		1,283
Preferred stock issued	71,000	—	—	—	—	—		71,000
Discount on preferred stock	(8,459)	—	—	—	—	—		(8,459)
Warrants issued in regard to preferred stock	—	—	—	8,520	—	—		8,520
Effective dividend on preferred stock	—	—	—	—	(258)	—		(258)
Employee stock purchase plan	—	—	3	—	—	—		3

Balance, December 31, 2008	$62,541	$26,575	$95,840	$8,520	$60,535	$(724)		$253,287

Comprehensive Loss:
Net loss 2009					(33,325)		$(33,325)	(33,325)
Other comprehensive loss:
reclassification adjustment for impairment loss on securities (net of tax $637)						1,184	1,184	1,184
unrealized holding losses arising during the period (net of tax of $59)						(109)	(109)	(109)

Total comprehensive loss							$(32,250)

Stock options exercised	—	170	118	—	—	—		288
Stock option expense	—	—	630	—	—	—		630
Discount on preferred stock	1,452	—	—	—	(1,452)	—		—
Dividend on preferred stock	—	—	—	—	(3,087)	—		(3,087)

Balance, December 31, 2009	$63,993	$26,745	$96,588	$8,520	$22,671	$351		$218,868

Comprehensive Income:
Net income 2010					21,540		$21,540	21,540
Other comprehensive loss:
reclassification adjustment for impairment loss on securities (net of tax $576)						1,071	1,071	1,071
unrealized holding losses arising during the period (net of tax of $1,617)						(3,011)	(3,011)	(3,011)

Total comprehensive income							$19,600

Capital common stock issued		1,905	7,370					9,275
Stock options exercised	—	304	398	—	—	—		702
Stock option expense	—	—	700	—	—	—		700
Discount on preferred stock	1,452	—	—	—	(1,452)	—		—
Dividend on preferred stock	—	—	—	—	(3,551)	—		(3,551)

Balance, December 31, 2010	$65,445	$28,954	$105,056	$8,520	$39,208	$(1,589)		$245,594

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash Flows from Operating Activities:
Interest received	$149,360	$151,173	$161,235
Other income received	9,889	7,422	6,431
Net change in loans held-for-sale	(3,557)	(271)	(1,882)
Interest paid	(44,760)	(63,375)	(78,211)
Cash paid to suppliers and employees	(55,669)	(101,533)	(50,903)
Income tax benefit of stock options/warrants exercised	(94)	(44)	(45)
Income taxes paid	(11,614)	—	(12,150)

Net cash provided by (used in) operating activities	$43,555	$(6,628)	$24,475

Cash Flows from Investing Activities:
Proceeds from maturities and principal payments on securities held-to-maturity	$11,565	$11,261	$15,516
Proceeds from maturities and principal payments on securities available-for-sale	184,170	168,225	139,733
Purchases of securities held-to-maturity	—	(11,350)	(26,799)
Purchases of securities available-for-sale	(272,480)	(192,301)	(141,916)
Sales of securities held-to-maturity	8,578	—	—
Net decrease (increase) in loans	33,872	(25,209)	(373,723)
Purchase of bank premises and equipment	(798)	(1,776)	(4,599)
Proceeds from sale of other real estate owned	13,417	6,318	—

Net cash used in investing activities	$(21,676)	$(44,832)	$(391,788)

Cash Flows from Financing Activities:
Net increase (decrease) in demand, NOW, money market and savings accounts	$241,276	$511,911	$(18,140)
Net (decrease) increase in time deposits	(233,402)	(454,726)	321,117
Net (decrease) in securities sold under agreement to repurchase and federal funds purchased	(24,003)	(11,230)	(34,575)
Increase in trust preferred capital notes	—	—	25,775
Proceeds from issuance of preferred stock	—	—	71,000
Net proceeds from issuance of capital stock	9,275	—	—
Proceeds from exercise of stock options and warrants	702	288	317
Dividend paid on preferred stock	(3,551)	(3,087)	—
Cash paid in lieu of fractional shares	—	—	(7)

Net cash provided by financing activities	$297	$43,156	$365,487

Increase (decrease) in cash and cash equivalents	$22,176	$(8,304)	$(1,826)
Cash and Cash Equivalents:
Beginning	25,211	33,515	35,341

Ending	$47,387	$25,211	$33,515

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Year Ended December 31,
	2010	2009	2008
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net income (loss)	$21,540	$(33,325)	$13,084
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,592	2,722	2,565
Provision for loan losses	20,594	81,913	25,378
Stock based compensation expense	700	630	597
Deferred tax expense (benefit)	665	(15,539)	(5,353)
Amortization of trust preferred securities discount	257	257	64
Amortization of security premiums and accretion of discounts, net	503	482	(90)
Origination of loans held-for-sale	(188,581)	(188,677)	(80,622)
Sale of loans	188,032	189,476	79,560
Gain on sale of loans	(3,008)	(1,071)	(820)
Loss on the sale/valuation of OREO	3,924	9,952	—
Gain on sale of securities	(139)	—	—
Impairment loss on securities	1,647	1,821	—
Provision for unfunded commitments	—	2,960	—
(Increase) in other assets	(1,202)	(52,908)	(9,655)
(Decrease) in other liabilities	(3,240)	(1,232)	(308)
Decrease in accrued interest receivable	534	57	857
(Decrease) in accrued interest payable	(1,263)	(4,146)	(782)

Net cash provided by (used in) operating activities	$43,555	$(6,628)	$24,475

Supplemental Schedule of Noncash Investing Activities:
Unrealized (loss) gain on securities	$(2,981)	$1,653	$(2,974)
OREO transferred from loans	$7,332	$33,461	$7,569
Loans made on the disposition of OREO	$1,325	$3,400	$—

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the Bank, VCBI Capital Trust II, VCBI Capital Trust III, VCBI Capital Trust IV, Northeast Land and Investment Company, Tombstone Land Company and Virginia Commerce Insurance Agency L.L.C. In consolidation, all significant intercompany accounts and transactions have been eliminated. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) 810 requires that the Company no longer eliminate through consolidation the equity investments in VCBI Capital Trust II, III and IV, by the parent company, Virginia Commerce Bancorp, Inc, which approximated $2.0 million at December 31, 2010. The subordinated debt of the trusts is reflected as a liability of the Company, and the common securities of the trusts as an other asset.

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

The determination of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. A worsening or protracted economic decline, a delayed or weakening economic recovery, or a substantial increase in interest rates could increase the likelihood of losses due to credit and market risks and could create the need for substantial increases to the allowance for loan losses. The Company is subject to the regulations of various regulatory agencies, which can change significantly from year to year. In addition, the Company undergoes periodic examinations by regulatory agencies, which may subject it to further changes based on the regulators’ judgments about information available to them at the time of their examination.

Securities

Investments in debt securities with readily determinable fair values are classified as either held-to-maturity or available-for-sale (“AFS”) based on management’s intent. Equity investments in the FHLB, the Federal Reserve Bank of Richmond and Community Bankers Bank are separately classified as restricted securities and are carried at cost. AFS securities are carried at estimated fair value with the corresponding unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are reorded on the trade date and are determined using the specific identification method. Securities are classified as held-to-maturity based on management’s intent and the Company’s ability, at the time of purchase, to hold such securities to maturity. These securities are carried at amortized cost.

Impairment of securities occurs when the fair value of a security is less than its amortized cost. For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either (i) the Company intends to sell the security or (ii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If, however, the Company does not intend to sell the security and it is not more-than-likely that it will be required to sell the security before recovery, the Company must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost of the security exceeds the present value of the cash flows expected to be collected from the security. If there is no credit loss, there is no other-than-temporary impairment. If there is a credit loss, other-than-temporary impairment exists, and the credit loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income.

For equity securities carried at cost as restricted securities, impairment is considered to be other-than-temporary based on the Company’s ability and intent to hold the investment until a recovery of fair value. Other-than-temporary impairment of an equity security results in a write-down that must be included in income. Management regularly reviews each security for other-than-temporary impairment based on criteria that include the extent to which costs exceeds market price, the duration of the market decline, the financial health of and specific prospects for the issuer, the best estimate of the present value of cash flows expected to be collected from debt securities, the Company’s intention with regard to holding the security to maturity and the likelihood that it would be required to sell the security before recovery.

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

Loans

The Company grants real estate, commercial and consumer loans to customers. Real estate loans can be to individuals, corporations or other entities and are broken down by class as 1-4 Family Residential Mortgages; Home Equity Loans and Lines of Credit; Multi-Family Residential Mortgages; Owner Occupied Non-Farm, Non-Residential Mortgages; Non-Owner Occupied Non-Farm Non-Residential Mortgages; Residential Construction Loans; Commercial Construction Loans; Consumer Construction Loans and Farmland. Commercial loans can be to individuals, corporations and other entities for business purposes and can be lines of credit or term loans. Consumer loans are to individuals, for personal or household purposes and can be lines of credit or installment loans. A substantial portion of the loan portfolio is represented by real estate loans. The ability of the Company’s debtors to honor their contracts is dependent upon the general economic conditions and real estate climate of the Company’s market area.

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

All loan classes are considered past due upon expiration of the grace period which ranges from 10 to 15 days. Collection action commences after 15 days and loans which remain past due after 60 days are typically referred to legal counsel or a collection agency.

The accrual of interest on all classes of real estate, commercial and consumer loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in the process of collection. All classes of loans are typically charged-off no later than 120 days past due unless they are well secured and in the process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for real estate and commercial loan classes by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. These factors are combined to estimate the probability and severity of inherent losses. When impairment is identified, then a specific reserve may be established based on the Company’s calculation of the loss embedded in the individual loan. Large groups of smaller balance, homogeneous loans like consumer lines of credit and installment loans are collectively evaluated for impairment. Impaired loans which meet the criteria for substandard, doubtful and loss are segregated from performing loans within the portfolio. Internally classified loans are then grouped by loan class (commercial, commercial real estate, commercial construction, residential real estate, residential construction or consumer). The general formula is used to estimate the loss of non-classified loans. These un-criticized loans are also segregated by loan class and allowance factors are assigned by management based on delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of management, national and local economic trends, concentrations of credit, quality of the loan review system and the effect of external factors (i.e. competition and regulatory requirements). The factors assigned differ by loan class. The general allowance recognizes potential losses whose impact on the portfolio has yet to be recognized by a specific allowance. Allowance factors and the overall size of the allowance may change from period to period based on management’s assessment of the above described factors and the relative weights given to each factor. See Note 4 for information regarding the allowance for loan losses.

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (TDR). Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status. These modified terms, or concessions, may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. As of December 31, 2010 TDR’s were $103.0 million compared to $71.9 million as of December 31, 2009, a 43.2% increase. As of December 31, 2010 two loans totaling $1.3 million were not performing in accordance with the modified terms.

If the loan was on non-accrual at the time of the concession it is the Company’s policy that the restructured loan remain on non-accrual status and perform in accordance with the modified terms for a period of six months. If a troubled debt restructuring is on non-accrual status, it is reported as a non-accrual asset and not as a troubled debt restructuring. All loans reported as troubled debt restructurings accrue interest. Troubled debt restructurings continue to be individually tested for impairment for a period of one year from their modification date.

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

Other Real Estate Owned

Other real estate owned, or foreclosed real properties, that have been substantively repossessed or acquired in complete or partial satisfaction of debt, are held for resale, and carried at the lower of book value or fair value, including a reduction for estimated selling expenses, or principal balance of the related loan. An appraisal is ordered when the asset is foreclosed upon. The carrying value of a foreclosed asset is immediately adjusted down when new information is obtained, including a potentially acceptable offer, the sale of a similar property in the vicinity of one of the Company’s assets, and/or a change in the price the property is being listed for. When appropriate, the Company also utilizes the advice of outside consultants and real estate agents with knowledge of the markets the properties are located in to determine the carrying value of foreclosed assets.

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

Advertising Cost

The Company follows the policy of charging the production costs of advertising to expense as incurred. Total advertising expense was $941 thousand, $503 thousand and $437 thousand in 2010, 2009 and 2008, respectively.

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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank – put presumptively beyond reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

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

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending after December 15, 2010. Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance roll-forward and modification disclosures, will be required for periods beginning after December 15, 2010. The Company has included the required disclosures in its consolidate financial statements.

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

In January 2011, the FASB issued ASU 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” The amendments in this ASU temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

The SEC has issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting”, which requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using accounting principles generally accepted in the United States were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.

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

Note 2. Securities

Amortized cost and fair value of the securities available-for-sale and held-to-maturity as of December 31, 2010 and 2009, are as follows (dollars in thousands):

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale:
U.S. Government Agency obligations	$307,973	$5,527	$(2,890)	$310,610
Pooled trust preferred securities	5,919	—	(5,489)	430
Obligations of states and political subdivisions	63,051	1,077	(665)	63,463

	$376,943	$6,604	$(9,044)	$374,503
Held-to-maturity:
U.S. Government Agency obligations	$6,113	$309	$—	$6,422
Obligations of state and political subdivisions	31,145	827	(244)	31,728

	$37,258	$1,136	$(244)	$38,150

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale:
U.S. Government Agency obligations	$242,129	$6,004	$(999)	$247,134
Pooled trust preferred securities	7,241	—	(5,211)	2,030
Obligations of states and political subdivisions	41,610	873	(126)	42,357

	$290,980	$6,877	$(6,336)	$291,521
Held-to-maturity:
U.S. Government Agency obligations	$12,323	$430	$—	$12,753
Obligations of state and political subdivisions	44,741	821	—	45,562

	$57,064	$1,251	$—	$58,315

The amortized cost and fair value of the securities, as of December 31, 2010, by contractual maturity, are shown below (dollars in thousands):

December 31, 2010	Amortized Cost	Fair Value
Available-for-sale:
Due within one year	$1,391	$1,417
Due after one year through five years	13,781	14,001
Due after five years through ten years	129,509	131,027
Due after ten years	232,262	228,058

	$376,943	$374,503

Held-to-maturity:
Due within one year	$225	$232
Due after one year through five years	7,089	7,381
Due after five years through ten years	7,144	7,585
Due after ten years	22,800	22,952

	$37,258	$38,150

The amortized cost of securities pledged as collateral for repurchase agreements, certain public deposits, and other purposes were $258.2 million and $252.7 million at December 31, 2010 and 2009, respectively.

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

Provided below is a summary of all securities which were in an unrealized loss position at December 31, 2010 and 2009, that were evaluated for other-than-temporary impairment, and deemed to not have an other-than-temporary impairment. Presently, the Company does not intend to sell any of these securities, will not be required to sell these securities, and expects to recover the entire amortized cost of all the securities. For U.S. Government Agency and obligations of states/political subdivisions, the unrealized losses result from market or interest rate risk, while the unrealized losses pertaining to the pooled trust preferred securities are due to both performance and credit ratings.

	Less Than 12 Months		12 Months or Longer		Total
At December 31, 2010 (Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government Agency obligations	$124,111	$(2,890)	$—	$—	$124,111	$(2,890)
Pooled trust preferred securities	—	—	430	(5,489)	430	(5,489)
Obligations of states/political subdivisions	22,579	(665)	—	—	22,579	(665)

	$146,690	$(3,555)	$430	$(5,489)	$147,120	$(9,044)

Held-to-maturity:
Obligations of states/political subdivisions	$4,608	$(244)	$—	$—	$4,608	$(244)

	$4,608	$(244)	$—	$—	$4,608	$(244)

	Less Than 12 Months		12 Months or Longer		Total
At December 31, 2009 (Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government Agency obligations	$70,876	$(999)	$—	$—	$70,876	$(999)
Pooled trust preferred securities	—	—	2,030	(5,211)	2,030	(5,211)
Obligations of states/political subdivisions	8,182	(57)	2,031	(69)	10,213	(126)

	$79,058	$(1,056)	$4,061	$(5,280)	$83,119	$(6,336)

As of December 31, 2010, the Company had three pooled trust preferred securities that were deemed to be other-than-temporarily impaired (“OTTI”) based on a present value analysis of expected future cash flows. These securities had a fair value of $163 thousand and an other-than-temporary impairment loss of $4.5 million, of which $2.9 million was recognized in other comprehensive loss, and $1.6 million was recognized in earnings. The following table provides further information on these three securities as of December 31, 2010 (in thousands):

Security	Class	Current Moody’s Ratings (Lowest Assigned Rating)	Par Value	Book Value/ Fair Value	Unrealized Loss	Current Defaults and Deferrals	% of Current Defaults and Deferrals to Current Collateral	Excess Sub (1)	Estimated Incremental Defaults Required to Break Yield (2)	Cumulative Other Comprehensive Loss (3)	Amount of OTTI Related to Credit Loss (3)
PreTSL VI	Mez	Ca	$460	$130	$330	$33,000	81%	-98.93%	BROKEN	$242	$88
PreTSL X	B-1	Ca	1,064	27	1,037	217,595	46%	-66.92%	BROKEN	887	150
PreTSL XXVI	C-2	C	3,164	6	3,158	291,500	30%	-25.66%	BROKEN	1,749	1,409

Total			$4,688	$163	$4,525					$2,878	$1,647

As of December 31, 2010, the Company had one pooled trust preferred security that was deemed to be temporarily impaired based on a present value analysis of expected future cash flows. The security had a fair value of $267 thousand. The following table provides further information on this security as of December 31, 2010 (in thousands):

Security	Class	Current Moody’s Ratings (Lowest Assigned Rating)	Par Value	Book Value/ Fair Value	Unrealized Loss	Current Defaults and Deferrals	% of Current Defaults and Deferrals to Current Collateral	Excess Sub (1)	Estimated Incremental Defaults Required to Break Yield (2)	Cumulative Other Comprehensive Loss (3)	Amount of OTTI Related to Credit Loss (3)
PreTSL XXVII	B	Ca	$2,878	$267	$2,611	$88,300	27%	-2.35%	$70,500	$2,611	—

(1)	Excess subordination is the difference between the remaining performing collateral and the amount of bonds outstanding that are pari passu and senior to the class the Company owns. Negative excess subordination indicates there is not enough performing collateral in the pool to cover the outstanding balance of all classes senior to those the Company owns.
(2)	A break in yield for a given class means that defaults/deferrals have reached such a level that the class would not receive all of its contractual cash flows (principal and interest) by maturity (so that it is not just a temporary interest shortfall, but an actual loss in yield on the investment). This represents additional defaults beyond those assumed in our cash flow modeling.
(3)	Pre-tax.

The following table presents a roll-forward of the credit loss component amount of OTTI recognized in earnings:

(in thousands)	December 31, 2010
Balance, beginning of period	$1,821
Additions:
Initial credit impairments	—
Subsequent credit impairments	1,647

Balance, end of period	$3,468

Management has evaluated each of these securities for potential impairment under ASC 325 Investments-Other and the most recently issued guidance, and has reviewed each of the issues’ collateral participants most recent earnings, capital and loan loss reserve levels, and non-performing loan levels to estimate a future deferral and default rate in basis points for the remaining life of each security. For 2010, we used 75 basis points for security PreTSL XXVI and 50 basis points for PreTSL VI and PreTSL X, and 25 basis points for PreTSL XXVII for expected deferrals and defaults as a percentage of remaining collateral for future periods. In performing a detailed present value cash flow analysis for each security, the deferral and default rate was treated the same. If this analysis results in a present value of expected cash flows that is less than the amortized cost basis of a security (that is, a credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is considered temporary. The cash flow analysis we performed used discount rates equal to the credit spread at the time of purchase for each security and then added the current 3-month LIBOR spot rate. The analysis also assumed 15% recoveries on deferrals after two years and prepayments of 1% per year on each security. As of December 31, 2010, there were 2 out of 5 performing banks in PreTSL VI, 34 out of 54 in PreTSL X, 40 out of 64 in PreTSL XXVI, and 27 out of 42 in PreTSL XXVII.

Our investment in FHLB stock totaled $6.0 million at December 31, 2010. FHLB stock is generally viewed as a long-term investment and as a restricted security, which is carried at cost, because there is no market for the stock, other than FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Although the FHLB temporarily suspended excess stock repurchases in 2009, the FHLB resumed its stock repurchase program in 2010, reported net income in all four quarters of 2010 and, as of March 7, 2011, declared dividends for the first three quarters of 2010. Accordingly, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2010, and no impairment has been recognized. FHLB stock is shown in restricted securities on the balance sheet and is not part of the AFS securities portfolio.

Note 3. Loans

Major classes of loans, excluding loans held-for-sale, are summarized at December 31, 2010 and 2009 as follows (dollars in thousands):

	2010	2009
Commercial	$218,600	$238,327
Real Estate 1-4 Family
Home Equity Loans and Lines	131,397	135,233
Permanent first and second	269,514	271,501
Real Estate Multi-Family residential	77,316	66,799
Real Estate Non-farm/Non-residential
Owner Occupied	464,368	452,776
Non-Owner Occupied	674,448	673,169
Real Estate Construction
Residential	177,582	240,016
Commercial	187,028	188,276
Consumer	12,557	10,368
Farmland	2,418	2,675

Total Loans	$2,215,228	$2,279,140

Less unearned income	3,195	3,924
Less allowance for loan losses	62,442	65,152

Loans, net	$2,149,591	$2,210,064

Classes of loans by risk rating as of December 31, 2010, excluding loans held-for-sale, are summarized as follows (dollars in thousands):

Internal Risk Rating Grades	Pass	Watch	Special Mention	Substandard	Doubtful	Total Loans
Commercial	$135,287	$34,544	$16,332	$30,305	$2,132	$218,600
Real Estate 1-4 Family
Home Equity Loans and Lines	113,600	6,685	1,736	9,118	258	131,397
Permanent first and second	214,844	12,832	14,294	25,944	1,600	269,514
Real Estate Multi-Family residential	62,651	14,665	—	—	—	77,316
Real Estate Non-farm/Non-residential
Owner Occupied	351,744	46,026	27,652	38,946	—	464,368
Non-Owner Occupied	455,172	122,993	36,997	59,286	—	674,448
Real Estate Construction
Residential	55,646	34,123	34,649	53,164	—	177,582
Commercial	52,286	52,006	52,169	30,567	—	187,028
Consumer	12,153	170	67	167	—	12,557
Farmland	2,418	—	—	—	—	2,418

Total	$1,455,801	$324,044	$183,896	$247,497	$3,990	$2,215,228

Loan risk-ratings for the Bank are defined as follows:

Pass. Loans to persons or entities with a strong to acceptable financial condition, adequate collateral margins, adequate cash flow to service long-term debt, adequate liquidity and sound net worth. These entities are profitable now, with projections indicating continued profitability into the foreseeable future. Closely held corporations or businesses where a majority of the profits are withdrawn by the owners or paid in dividends are included in this rating category. Overall, these loans are basically sound.

Watch. These loans are characterized by greater than average risk. Borrowers may have marginal cash flow, marginal profitability, or have experienced an unprofitable year and a declining financial condition. The borrower has in the past satisfactorily handled debts with the Bank, but in recent months has either been late, delinquent in making payments, or made sporadic payments. While the Bank continues to be adequately secured, margins have decreased or are decreasing, despite the borrower’s continued satisfactory condition. Other characteristics of borrowers in this class may include inadequate credit or financial information. This classification includes loans to established borrowers that are reasonably margined by collateral, but where potential for improvement in financial capacity appears limited.

Special Mention. Loans in this category have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deteriorating prospects for the asset or in the institution’s credit position at some future date. OAEMs are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

Substandard. A loan classified as substandard is inadequately protected by the sound worth and paying capacity of the borrower or the collateral pledged. Loss potential, while existing in the aggregate amount of substandard loans, does not have to exist in individual assets.

Doubtful. A loan classified as doubtful has all the weaknesses inherent in a loan classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. These are poor quality loans in which neither the collateral, if any, nor the financial condition of the borrower presently ensure collectability in full in a reasonable period of time; in fact, there is permanent impairment in the collateral securing the Bank’s loan. These loans are in a work-out status and have a defined work-out strategy.

Loss. Loans classified as loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. The Bank takes losses in the period in which they become uncollectible.

As of December 31, 2010 and 2009, there were $955 thousand and $674 thousand, respectively, in checking account overdrafts that were reclassified on the consolidated balance sheets as loans.

Note 4. Allowance for Loan Losses

An analysis of the allowance for loan losses for the years ended December 31, 2010, 2009 and 2008 is shown below (dollars in thousands):

	2010	2009	2008
Allowance, at beginning of period	$65,152	$36,475	$22,260
Provision charged against income	20,594	81,913	25,378
Recoveries added to reserve	4,174	1,377	158
Losses charged to reserve	(27,478)	(54,613)	(11,321)

Allowance, at end of period	$62,442	$65,152	$36,475

Allowance for Loan Losses - By Segment (dollars in thousands)	Comm’l	Non-Farm, Non-Res. Real Estate	Real Estate Construction	Consumer	Real Estate 1-4 Family Residential	Real Estate Multi- Family	Farmland	Unallocated	Total
2010 Allowance for credit losses:

Ending Balance	$9,972	$16,453	$26,666	$373	$8,337	$619	$63	$(41)	$62,442

Ending Balance:
Individually evaluated for impairment	4,009	9,689	14,999	60	3,423	—	—	—	32,180
Collectively evaluated for impairment	5,963	6,764	11,667	313	4,914	619	63	(41)	30,262
Financing Receivables:
Ending Balance	$218,600	$1,138,816	$364,610	$12,557	$400,911	$77,316	$2,418	$—	$2,215,228
Ending Balance:
Individually evaluated for impairment	33,660	105,756	90,444	167	37,628	—	—	—	267,655
Collectively evaluated for impairment	$184,940	$1,033,060	$274,166	$12,390	$363,283	$77,316	$2,418	$—	$1,947,573

Information about impaired loans as of and for the years ended December 31, 2010, 2009 and 2008, is as follows (dollars in thousands):

	2010	2009	2008
Non-accrual loans for which a specific allowance has been provided	$27,717	$34,572	$74,843
Non-accrual loans for which no specific allowance has been provided	29,441	31,237	36,391

Other impaired loans for which a specific allowance has been provided	93,227	117,384	14,515

Other impaired loans for which no specific allowance has been provided	117,270	54,438	34,794

Total impaired loans	$267,655	$237,631	$160,543

Allowance provided for impaired loans, included in the allowance for loan losses	$32,180	$30,847	$17,614

Average balance in impaired loans	$253,184	$214,421	$92,062

Interest income recognized	$10,977	$6,238	$2,932

A loan’s past due status is based on the contractual due date of the most delinquent payment due. Loans are generally placed on non-accrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest. For those loans that are carried on non-accrual status, payments are first applied to principal outstanding. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed. These policies are applice consistently across our loan portfolio.

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired. At December 31, 2010, the Company had $35. 7 million in real estate construction, $5.4 million in real estate permanent one-to-four- family, $49.8 million in non-farm/non-residential and $12.1 million in commercial that were modified in troubled debt restructurings and considered impaired. Included in this amount of $103.0 million, the Bank had troubled debt restructurings that were performing in accordance with their modified terms of $101.7 million at December 31, 2010.

Information about past due loans and impaired loans as of December 31, 2010, is as follows (dollars in thousands):

Non Accrual and Past due by class	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	90+ Days Past Due and Still Accruing	Non- Accrual Loans
Commercial	$2,642	$157	$3,542	$6,341	$212,259	$218,600	$—	$3,719
Real estate 1-to-4 family residential:
Permanent first and second	734	4,028	4,631	9,393	260,121	269,514		5,285
Home equity loans and liens	2,225	679	1,472	4,376	127,021	131,397	242	1,529
Total real estate 1-to-4 family residential	2,959	4,707	6,103	13,769	387,142	400,911	242	6,814
Real estate-multi-family residential	—	—	—	—	77,316	77,316	—	—
Real estate-nonfarm, nonresidential:
Owner Occupied	1,909		8,942	10,851	453,517	464,368		8,942
Non-owner occupied	—	—	4,114	4,114	670,334	674,448	—	4,114
Total Real estate-nonfarm, nonres	1,909	—	13,056	14,965	1,123,851	1,138,816	—	13,056
Real estate-construction
Residential	—	—	27,189	27,189	150,393	177,582	—	27,189
Commercial	—	—	6,361	6,361	180,667	187,028	—	6,361
Total Real Estate-Construction	—	—	33,550	33,550	331,060	364,610	—	33,550
Consumer	347	—	19	366	12,191	12,557	—	19
Farmland	—	—	—	—	2,418	2,418	—	—

Total Loans	$7,857	$4,864	$56,270	$68,991	$2,146,237	$2,215,228	$242	$57,158

Impaired Loans as of 12/31/10	Recorded Investment (Bank Balance)	Unpaid Principal Balance (Customer Balance)	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$24,054	$30,794	$—	$14,916	$645
Real Estate 1-4 Family
Home Equity Loans and Lines	3,878	3,878	—	2,846	123
Permanent first and second	17,743	20,462	—	13,852	599
Real Estate Multi-Family residential	—	—	—	799	35
Real Estate Non-farm/Non-residential
Owner Occupied	36,130	36,738	—	26,259	1,135
Non-Owner Occupied	29,823	30,734	—	23,124	999
Real Estate Construction
Residential	14,042	19,947	—	20,069	867
Commercial	21,020	21,070	—	14,300	618
Consumer	21	21	—	30	1
With an allowance recorded:
Commercial	$9,602	$9,614	$4,009	$15,180	$656
Real Estate 1-4 Family
Home Equity Loans and Lines	5,498	5,634	1,187	4,367	189
Permanent first and second	10,508	10,925	2,236	12,024	520
Real Estate Multi-Family residential
Real Estate Non-farm/Non-residential
Owner Occupied	7,345	8,211	2,197	9,409	407
Non-Owner Occupied	32,459	32,831	7,492	31,090	1,344
Real Estate Construction
Residential	39,824	47,602	10,071	48,009	2,079
Commercial	15,559	17,959	4,928	17,398	752
Consumer	149	151	60	257	11
Total :
Commercial	$33,660	$40,408	$4,009	$30,096	$1,301
Real Estate 1-4 Family	37,628	40,899	3,423	33,088	1,430
Real Estate Multi-Family residential	—	—	—	799	35
Real Estate Non-Farm Non-Residential	105,756	108,081	9,689	89,880	3,884
Construction	90,444	107,011	14,999	99,865	4,316
Consumer	167	248	60	287	12
Total Impaired Loans	$267,655	$296,647	$32,180	$254,014	$10,977

In performing a specific reserve analysis on all impaired loans as of December 31, 2010, current third party appraisals were used with respect to approximately 60% of impaired loans to assist with the evaluation of collateral values for the purpose of establishing specific reserves. When a loan is identified as impaired and collateral dependent, a current evaluation of collateral value via third party appraisal or other valuation methodology is conducted within the calendar quarter of identification when possible but, not less than 90 days after identification. Charge-offs and specific reserves are established upon determination of collateral value. During the interim between identification of an impaired loan and receipt of a current appraisal of the related collateral, specific reserves are established based upon interim methodologies including discounted cash flow analysis, tax assessment values and review of market comparables. In general, variances between charge-offs and fair value of collateral is limited to estimates of projected costs of sale. Costs of sale are estimated at 10% of value. Partially charged-off loans remain non-performing until such time as a viable restructuring plan is developed. Upon execution of a forbearance agreement including modified terms, an impaired loan will be re-classified from non-performing to a troubled debt restructuring, but will continue to be identified as impaired until the loan performs under the modified terms for the remainder of the calendar year in which it was restructured, but not less than 90 days. As noted above, in the majority of cases, external appraisals are used to establish fair value of the related collateral. In the interim prior to receipt of a current appraisal or in those situations where a current appraisal is not deemed practical or necessary, discounted cash flow analysis, tax assessment values, review of market comparables and other methodologies are used to establish fair value. Impaired loans which do not have a specific reserve are those loans which have been identified to have sufficient collateral coverage, based upon the fair value of collateral, to repay the entire principal balance due from collateral liquidation.

There were $242 thousand, $3.8 million and $6.1 million in loans past due 90 days or more, and still accruing interest at December 31, 2010, 2009 and 2008, respectively, not classified as impaired loans.

Note 5. Bank Premises and Equipment, Net

Premises and equipment are stated at cost less accumulated depreciation at December 31, 2010 and 2009, as follows (dollars in thousands):

	2010	2009
Land	$1,839	$1,839
Buildings	2,597	2,592
Furniture, fixtures and equipment	16,398	15,899
Leasehold improvements	10,387	10,349
Construction in progress	305	67

Total cost	$31,526	$30,746
Less accumulated depreciation and amortization	19,526	16,952

Net premises and equipment	$12,000	$13,794

Depreciation and amortization expense on premises and equipment amounted to $2.6 million, $2.7 million and $2.6 million in 2010, 2009 and 2008, respectively.

Note 6. Time Deposits

The aggregate amount of time deposits with a minimum denomination of $100 thousand each was approximately $300.2 million and $298.5 million at December 31, 2010 and 2009, respectively. The Bank may obtain certain deposits through the efforts of third-party brokers. At December 31, 2010, there were no brokered deposits. At December 31, 2009, brokered deposits totaled $50.1 million and were included in time deposits on the Bank’s balance sheets. Scheduled maturities of all time deposits at December 31, 2010, are as follows (dollars in thousands):

2011	$467,557
2012	126,828
2013	75,860
2014	49,837
2015	61,043
2016	44

$781,169

Note 7. Securities Sold Under Agreements To Repurchase and Federal Funds Purchased

Securities sold under agreements to repurchase, which are classified as secured borrowings, represent both funds of significant commercial demand deposit customers, which mature one day from the transaction date, and secured transactions with other banks. As of December 31, 2010, the Company had $77.7 million in funds from customers and $75.0 million in funds from other banks. Of this $75.0 million, $25.0 million matures on March 22, 2014, and $50.0 million matures on May 2, 2018. Both of these transactions are callable by the other bank on any quarterly interest payment date. At December 31, 2009, customers’ funds were $101.7 million and the same $75.0 million in funds from other banks were outstanding. Securities sold under agreements to repurchase are reflected at the amount of cash received and are collateralized by securities in the Company’s investment securities portfolio. As of December 31, 2010 and 2009, there were no Federal funds purchased.

Note 8. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to 2006.

Net deferred tax assets consist of the following components at December 31, 2010 and 2009 (dollars in thousands):

	2010	2009
Deferred tax assets:
Allowance for loan losses	$21,855	$22,803
OREO fair value adjustment	2,021	1,750
OREO taxable gain	832	1,168
Provision for unfunded commitment	—	1,036
Bank premises and equipment	1,231	927
Impairment on securities	1,214	637
Securities available-for-sale	856	—
Accrued rents	395	335
Deferred compensation	169	123
Non-accrual loans	507	455
OREO expense	692	373
Non-qualified incentive stock options	107	81

	$29,879	$29,688

Deferred tax liabilities:
Securities available-for-sale	$—	$189
Federal Home Loan Bank stock	2	2

	$2	$191

Net deferred tax assets	$29,877	$29,497

The provision (benefit) for income tax and its components for the years ending December 31, 2010, 2009, and 2008 are as follows (dollars in thousands):

	2010	2009	2008
Current tax expense (benefit)	$9,041	$(2,865)	$11,584
Deferred tax expense (benefit)	665	(15,539)	(5,353)

	$9,706	$(18,404)	$6,231

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income from continuing operations for the years ended December 31, 2010, 2009 and 2008 due to the following (dollars in thousands):

	2010	2009	2008
Computed “expected” tax expense (benefit) at 35%	$10,936	$(18,105)	$6,760
Increase (decrease) in income taxes resulting from:
Nondeductible expense	227	543	337
Nontaxable income	(1,457)	(842)	(866)

	$9,706	$(18,404)	$6,231

Note 9. Earnings (Loss) Per Common Share

The following shows the weighted average number of shares used in computing earnings (loss) per share and the effect on the weighted average number of shares of diluted potential common stock. For the years reported, the weighted average number of shares have been adjusted to give effect to stock dividends and splits. Potential dilutive common stock had no effect on income available to common stockholders.

	2010		2009		2008
	Shares	Per Common Share Amount	Shares	Per Common Share Amount	Shares	Per Common Share Amount
Basic earnings (loss) per common share	27,603,741	$0.60	26,692,570	$(1.42)	26,555,484	$0.48
Effect of dilutive securities:
Stock options and warrants	1,272,252		—		694,355

Diluted earnings (loss) per common share	28,875,993	$0.57	26,692,570	$(1.42)	27,249,839	$0.47

Stock options for 1,008,707, 1,307,291 and 1,034,458 shares of common stock were not included in computing diluted earnings per share in 2010, 2009 and 2008, respectively, because their effects were anti-dilutive. Warrants for 3,404,766, 4,196,202 and 1,500,000 shares of common stock were not included in computing earnings per share in 2010, 2009 and 2008, respectively, because their effects were also anti-dilutive.

Note 10. Commitments and Contingencies

The Company leases office space for twenty-five of its branch locations, its operations, mortgage lending, and construction lending departments. These non-cancellable agreements, which expire through December 2032, in some instances require payment of certain operating charges. Generally, all leases contain renewal options of one to three additional five-year terms. The total minimum lease commitment, adjusted for the effect of annual fixed increases or the Consumer Price Index, at December 31, 2010, is $32.2 million, due as follows (dollars in thousands):

Due in the year ending December 31,	2011	$4,130
	2012	4,236
	2013	4,195
	2014	3,823
	2015	3,011
	Thereafter	12,755

The total lease expense was $4.8 million, $5.0 million and $4.2 million in 2010, 2009 and 2008, respectively. In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities that are not presented in the accompanying financial statements. The Company does not anticipate any material losses as a result of the commitments and contingent liabilities.

Note 11. Loans to Officers and Directors

Officers, directors and/or their related business interests are loan customers in the ordinary course of business. In management’s opinion, these loans are made on substantially the same terms as those prevailing at the time for comparable loans with other persons and, as of December 31, 2010, do not involve more than normal risk of collectability or present other unfavorable features. The aggregate amount outstanding on such loans at December 31, 2010 and 2009, was $34.0 million and $35.6 million, respectively. During 2010, new loans and advances amounted to $411 thousand and repayments of $2.0 million were made.

Note 12. Share-based Compensation Plans

The Company’s current plan, approved by stockholders and effective May 2, 2010 (the “2010 Plan”), provides for the grant of share-based awards in the form of stock options, stock appreciation rights, restricted and unrestricted stock, performance units and other awards to directors and employees. The Company has reserved 1.5 million shares of common stock for issuance under the 2010 Plan, which will remain in effect until May 2, 2020. The Company’s Personnel and Compensation Committee administers the 2010 Plan and has the authority to determine the terms and conditions of each award thereunder. To date, options granted under the 2010 Plan vest over five years and expire ten years from the grant date. Restricted stock granted under the 2010 Plan to date vests over five years, subject to certain limitations. As of December 31, 2010, there were 6,000 stock options outstanding and 9,335 shares of restricted stock granted under the 2010 Plan.

The Company’s previous plan, adopted May 29, 1998, and amended and restated in April 2007 (the “1998 Plan”), is a qualified incentive stock option plan, that is shareholder approved, and provided for the granting of options to purchase up to 2,377,158 shares of common stock at a price determined by the Board of Directors at the date of grant, but in any event no less than 100% of the fair market value. Options outstanding prior to April 26, 2010 were granted under the 1998 Plan. Options under the 1998 Plan expire no more than ten years from the grant date. Options granted under the 1998 Plan, through December 31, 2002, vested over three years, while options granted from December 31, 2002 through May 2, 2010, vested over five years.

Included in salaries and employee benefits expense for the year ended December 31, 2010, is $700 thousand of share-based compensation expense which is based on the estimated fair value of 9,335 shares of restricted stock granted in 2010 and 840,878 options granted between January 2006 and December 2010, amortized on a straight-line basis over a five year requisite service period. As of December 31, 2010, there was $872 thousand remaining of total unrecognized compensation expense related to these option awards which will be recognized over the remaining requisite service period. There was $630 thousand and $597 thousand in stock option expense in 2009 and 2008, respectively.

Restricted stock awards generally vest in equal installments over five years. The compensation expense associated with these awards is based on the grant date fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service period.

A summary of the nonvested restricted stock activity under the 2010 Plan during the year ended December 31, 2010 is presented below:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000)
Non-vested at the beginning of year	—	—
Granted	9,335	$6.65
Vested	—	—
Forfeited	—	—

Non-vested at end of the year	9,335	$6.65	$52,743

We recognized share-based compensation expense associated with shares of restricted stock of $5 thousand for the year ended December 31, 2010.

The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model and using the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s stock and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company used a 7.2 year expected term based on analysis of past exercise behaviors for 2010, 2009 and 2008.

	2010	2009	2008
Expected volatility	30.59%	30.59%	23.14%
Expected dividends	.00%	.00%	.00%
Expected term (in years)	7.2	7.2	7.2
Risk-free rate	2.04% to 3.50%	2.14% to 3.34%	2.53% to 3.80%

A summary of option activity under the 2010 Plan and 1998 Plan during the year ended December 31, 2010 is presented below:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2009	1,926,859	$7.84
Granted	63,150	5.72
Exercised	269,888	1.65
Forfeited	34,943	10.56

Outstanding at December 31, 2010	1,685,178	8.69	4.1 years	$—

Exercisable at December 31, 2010	1,310,874	8.59	3.2 years	$—

The weighted-average grant date fair value of options granted during the years 2010, 2009 and 2008 was $2.49, $1.53 and $3.78, respectively. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008, was $733 thousand, $568 thousand, and $927 thousand, respectively.

A further summary about the options outstanding and exercisable at December 31, 2010, is provided in the following table:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Remaining Contractual Life	Weighted Average Exercise Price
$1.00 to $2.31	134,389	0.03 years	$1.54	134,389	0.03 years	$1.54
$2.32 to $5.46	566,167	3.28 years	3.80	446,923	1.98 years	3.69
$5.47 to $7.82	63,070	8.53 years	5.85	5,670	2.41 years	6.83
$7.83 to $21.59	921,552	4.95 years	12.94	723,892	4.52 years	12.94

$1.00 to $21.59	1,685,178	4.13 years	$8.69	1,310,874	3.18 years	$8.59

All options outstanding as of a 10% stock dividend in May 2008 were adjusted to give retroactive effect to such dividend. In January 2011, a total of 165,577 options were granted to fifty-nine officers of the Company at an exercise price of $6.06 share and 17,033 grants of restricted stock were made to five officers of the Company at an exercise price of $6.06 per share. Both the options and restricted stock have a five year vesting period.

In September 2003, the Company adopted an Employee Stock Purchase Plan. Under the plan a total of 387,400 shares of common stock, as adjusted for stock dividends and splits, were reserved for issuance to eligible employees at a price equal to at least 85% of the fair market value of the shares of common stock on the date of grant. Grants each year expire at the end of that fiscal year if not exercised by the employee. On January 28, 2010, rights to purchase 254,292 shares of common stock were granted at a price of $4.77, which is equal to 85% of the fair market value of the shares at the time of the total grant, 34,401 of the shares were purchased. On January 28, 2009, rights to purchase 339,881 shares of common stock were granted at a price of $3.45, which was equal to 85% of the fair market value of the shares at that time. None of the shares were purchased. On February 27, 2008, rights to purchase 115,498 shares of common stock were granted at a price of $8.70, as adjusted, which was equal to 85% of the fair market value of the shares at that time. Of the total grant, 399 shares were purchased. On January 28, 2011, rights to purchase 239,391 shares of common stock were granted at a price of $5.14.

Note 13. Director Compensation

In 2009 and 2008, the outside Directors were awarded a total of 18,000 and 39,600 options under the 1998 Plan respectively, as adjusted for all stock splits and or stock dividends through 2008 and a total of 12,380 shares of restricted stock under the 2010 Plan in 2011. No options were granted in 2010. All director options are included in the tables under Note 12.

Note 14. Other Borrowed Funds and Lines of Credit

The Bank maintains a $426.5 million line of credit with the Federal Home Loan Bank of Atlanta. The interest rate and term of each advance from the line is dependent upon the advance and commitment type. Advances on the line are secured by all of the Bank’s qualifying first liens and home equity lines-of-credit on one-to-four unit single-family dwellings. As of December 31, 2010, the book value of these qualifying loans totaled approximately $158.1 million and the amount of available credit using this collateral was $136.3 million. Advances on the line of credit in excess of this amount require pledging of additional assets, including other types of loans and investment securities. As of December 31, 2010 and 2009, the Bank had $25.0 million in advances outstanding that mature on September 21, 2012, but are callable by the Federal Home Loan Bank on any quarterly interest payment date. The Bank has additional short-term lines of credit totaling $47.0 million with nonaffiliated banks at December 31, 2010, on which there were no amounts outstanding.

Note 15. Trust Preferred Capital Notes

On December 19, 2002, the Company completed a private placement issuance of $15.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust II) which issued $470 thousand in common equity to the Company. These securities bear a floating rate of interest, adjusted semi-annually, of 330 basis points over six month Libor, which as of March 16, 2011 was 3.76%. These securities have been callable at par since December 30, 2007, on any semi-annual interest payment date, but have not been redeemed to date. On December 20, 2005, the Company completed a private placement of $25.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust III) which issued $774 thousand in common equity to the Company. These securities bear a fixed rate of interest of 6.19% until February 23, 2011, at which time they convert to a floating rate, adjusted quarterly, of 142 basis points over three month Libor, which as of March 16, 2011 was 1.73%. These securities are callable at par beginning February 23, 2011.

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

The principal asset of each trust is a similar amount of the Company’s junior subordinated debt securities with an approximately 30 year term from issuance and like interest rates to the trust preferred securities. The obligations of the Company with respect to the trust preferred securities constitute a full and unconditional guarantee by the Company of each Trust’s obligations with respect to the trust preferred securities to the extent set forth in the related guarantees. Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, resulting in a deferral of distribution payments on the related trust preferred securities. If the Company defers interest payments on the junior subordinated debt securities, or otherwise is in default of the obligations in respect to the trust preferred securities, the Company would be prohibited from making dividend payments to its stockholders, and from most purchases, redemptions or acquisitions of the Company’s common stock.

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

A summary of the contract or notional amount of the Company’s exposure to off-balance-sheet risk as of December 31, 2010 and 2009, is as follows:

(Dollars in thousands)	2010	2009
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$41,036	$31,598
Standby letters of credit and financial guarantees written	$28,756	$48,103
Unfunded lines of credit	$395,264	$421,725

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

The Company originates mortgage loans for sale to secondary market investors subject to contractually specified and limited recourse provisions. In 2010, the Company originated $188.6 million and sold $188.0 million to investors, compared to $188.7 million originated and $189.5 million sold in 2009. Most contracts with investors contain certain recourse language that may vary from 90 days up to one year. In general, the Company may be required to repurchase a previously sold mortgage loan or indemnify the investor if there is major non-compliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. Repurchase may also be required if necessary governmental loan guarantees are canceled or never issued, or if an investor is forced to buy back a loan after it has been re-sold as part of a loan pool. In addition, the Company may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term. The potential default period is approximately twelve months after sale of the loan to the investor. Mortgages subject to recourse are collateralized by single-family residential properties, have loan-to-value ratios of 80% or less, or have private mortgage insurance or are insured or guaranteed by an agency of the United States government.

At December 31, 2010, the Bank had rate lock commitments to originate and sell mortgage loans amounting to $19.1 million. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligation.

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

At December 31, 2010 and 2009, there were $1.58 billion and $1.62 billion, or 71.4% and 71.1%, respectively of total loans concentrated in commercial real estate. Commercial real estate for purposes of this note includes all construction loans, loans secured by multifamily (5+ family) residential properties and loans secured by non-farm, non-residential properties. At December 31, 2010 and 2009, construction loans represented 16.5% and 18.8% of total loans, loans secured by multifamily (5+ family) residential properties represented 3.5%, and loans secured by non-farm, non-residential properties represented 51.4% and 49.4%, respectively. Construction loans at December 31, 2010 and 2009 included $160.8 million and $224.8 million in loans to commercial builders of single family housing in the Northern Virginia market, representing 7.3% and 9.9% of total loans, respectively.

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

Note 18. Fund Restrictions and Reserve Balance

The transfer of funds from the Bank to the Company in the form of loans, advances, and cash dividends are restricted by Federal and State regulatory authorities. As of December 31, 2010, the aggregate amount of unrestricted funds that could be transferred in the form of a cash dividend totaled approximately $1.8 million, or 0.74%, of the consolidated net assets of the Company.

As members of the Federal Reserve System, the Company is required to maintain certain average reserve balances. For the final weekly reporting period in the years ended December 31, 2010 and 2009, the aggregate amounts of daily average required balances were approximately $4.3 million and $4.9 million, respectively.

Note 19. Employee Benefits

The Company has a 401(k) defined contribution plan covering substantially all full-time employees and provides that an employee becomes eligible to participate at the date he or she has reached the age of 21 and has completed three months of service, whichever occurs last. Under the plan, a participant may contribute up to 15% of his or her covered compensation for the year, subject to certain limitations. The Company may also make, but is not required to make, a discretionary contribution for each participant out of its current or accumulated net profits. The amount of contribution, if any, is determined on an annual basis by the Board of Directors. Contributions made by the Company totaled $331 thousand for the year ended December 31, 2010. The Company made no contributions in 2009. Contributions made by the Company totaled $737 thousand for the year ended December 31, 2008.

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a recurring basis in the financial statements:

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a recurring basis in the financial statements for December 31, 2010 and 2009, respectively (dollars in thousands):

		Fair Value Measurements at December 31, 2010 Using
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities
U.S. Government Agency obligations	$310,610	$—	$310,610	$—
Pooled trust preferred securities	430	—	430	—
Obligations of states and political subdivisions	63,463	—	63,463	—

		Fair Value Measurements at December 31, 2009 Using
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities
U.S. Government Agency obligations	$247,133	$—	$247,133	$—
Pooled trust preferred securities	2,030	—	2,030	—
Obligations of states and political subdivisions	42,357	—	42,357	—

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

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the year ended December 31, 2010. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Operations.

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

Other Real Estate Owned (Foreclosed Assets): Assets acquired through, or in lieu of, loan foreclosure are held-for-sale and are initially recorded at the lesser of book value or fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by Management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation are included in net expenses from foreclosed assets.

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis for December 31, 2010 and 2009, respectively:

		Carrying value at December 31, 2010
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$88,764	$—	$77,061	$11,703
Other real estate owned	$17,165	$—	$17,127	$38

		Carrying value at December 31, 2009
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$121,109	$—	$96,798	$24,311
Other real estate owned	$28,499	$—	$24,687	$3,812

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

At December 31, 2010 and 2009, the fair value of loan commitments and stand-by letters of credit were deemed immaterial, and therefore, are not included in the table below.

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2010 and 2009 are as follows:

	2010		2009
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and short-term investments	$47,387	$47,387	$25,211	$25,211
Securities	411,761	412,653	348,585	349,836
Restricted Stock	11,751	11,751	11,751	11,751
Loans held-for-sale	10,049	10,049	6,492	6,492
Loans	2,149,591	2,224,687	2,210,064	2,227,593
Accrued interest receivable	10,003	10,003	10,537	10,537

	2010		2009
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial liabilities:
Deposits	$2,247,201	$2,206,542	$2,229,327	$2,202,714
Securities sold under agreements to repurchase and federal funds purchased	152,726	173,105	176,729	200,146
Other borrowed funds	25,000	25,533	25,000	25,683
Trust preferred capital notes	66,314	81,461	66,057	82,651
Accrued interest payable	2,751	2,751	4,014	4,014

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total capital, Tier 1 capital and Tier 1 Leverage capital. Total capital and Tier 1 capital ratios are in reference to risk-weighted assets (as defined), and the Tier 1 Leverage capital ratio is in reference to average assets. Management believes, as of December 31, 2010 and 2009, that the Company and Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2010, the Bank is categorized as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since December 31, 2010, that management believes changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table.

(Dollars in thousands)	Actual Capital		Minimum Capital Requirement*		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2010:	Amount	Ratio	Amount	Ratio	Amount		Ratio
Total Capital:
Company	$340,966	14.45%	$188,725	8.00%	$	N/A	N/A
Bank	332,739	14.12%	188,548	8.00%		235,685	10.00%
Tier 1 Capital:
Company	$311,478	13.20%	$94,362	4.00%	$	N/A	N/A
Bank	303,278	12.87%	94,274	4.00%		141,411	6.00%
Tier 1 Leverage Capital:
Company	$311,478	11.07%	$112,527	4.00%	$	N/A	N/A
Bank	303,278	10.76%	112,754	4.00%		140,942	5.00%

As of December 31, 2009:	Amount	Ratio	Amount	Ratio	Amount		Ratio
Total Capital:
Company	$313,333	12.73%	$196,981	8.00%	$	N/A	N/A
Bank	311,127	12.66%	196,646	8.00%		245,807	10.00%
Tier 1 Capital:
Company	$282,554	11.48%	$98,490	4.00%	$	N/A	N/A
Bank	280,401	11.41%	98,323	4.00%		147,484	6.00%
Tier 1 Leverage Capital
Company	$282,554	10.29%	$109,797	4.00%	$	N/A	N/A
Bank	280,401	10.23%	109,602	4.00%		137,003	5.00%

*	The minimum capital requirement for the Company is a guideline.

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

Note 23. Condensed Financial Statements of Parent Company

Balance Sheets (in thousands)	December 31, 2010	December 31, 2009
Assets:
Cash and due from banks	$7,516	$169
Investment in subsidiaries	303,708	282,771
Other assets	871	2,172

Total Assets	$312,095	$285,112

Liabilities and Stockholders’ Equity:
Trust preferred capital notes	$66,314	$66,057
Other liabilities	187	187

Total Liabilities	$66,501	$66,244

Stockholders’ Equity	$245,594	$218,868

Total Liabilities and Stockholders’ Equity	$312,095	$285,112

Statements Of Operations (in thousands)	Year Ended December 31,
	2010	2009	2008
Income:
Dividends from subsidiary	$3,300	$7,600	$—
Interest on subordinated debt	—	—	1,441

Total Income	$3,300	$7, 600	$1,441

Expenses:
Interest on trust preferred capital notes	$4,946	$5,079	$3,400
Other operating expense	1,835	1,293	1,364

Total Expenses	$6,781	$6,372	$4,764

Income (loss) before income tax (benefit) and equity in undistributed earnings (loss) of subsidiary	$(3,481)	$1,228	$(3,323)
Income tax (benefit)	(2,144)	(1,939)	(966)

	$(1,337)	$3,167	$(2,357)
Equity in undistributed earnings (loss) of subsidiary	22,877	(36,492)	15,441

Net income (loss)	$21,540	$(33,325)	$13,084

Statements Of Cash Flows (in thousands)	Year Ended December 31,
	2010	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$21,540	$(33,325)	$13,084
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in undistributed (earnings) loss of subsidiary	(22,877)	36,492	(15,441)
Stock option expense	700	630	597
Decrease (increase) in other assets	1,301	(1,446)	(390)
Increase in other liabilities	257	60	71

Net cash provided by (used in) operating activities	$921	$2,411	$(2,079)

Cash Flows from Investing Activities:
(Purchase) of equity interest in subsidiary	$—	$—	$(74,275)
(Purchase) of debt securities	—	—	(25,000)

Net cash (used in) investing activities	$—	$—	$(99,275)

Cash Flows from Financing Activities:
Net increase in junior subordinated capital notes	$—	$—	$25,775
Preferred stock issued	—	—	71,000
Dividends paid	(3,551)	(3,087)	—
Net proceeds from issuance of capital stock	9,275
Proceeds from exercise of stock options and warrants	702	288	317
Cash paid in lieu of fractional shares	—	—	(7)

Net cash provided by (used in) financing activities	$6,426	$(2,799)	$97,085

Change in cash and cash equivalents	$7,347	$(388)	$(4,269)
Beginning	169	557	4,826

Ending	$7,516	$169	$557

Note 24. Quarterly Financial Information (Unaudited)

Selected financial information for the quarterly periods of 2010 and 2009 is presented below (dollars in thousands except per share data):

	2010 Quarters
	First	Second	Third	Fourth
Interest income	$36,727	$37,161	$37,832	$37,106
Interest expense	11,911	10,940	10,651	9,995

Net interest income	$24,816	$26,221	$27,181	$27,111
Provision for loan losses	4,238	4,200	5,100	7,056
Net interest income after provision for loan losses	20,578	22,021	22,081	20,055
Non-interest income (charges)	(311)	28	2,392	1,588
Non-interest expense	13,789	13,728	14,598	15,071

Income before taxes	$6,478	$8,321	$9,875	$6,572
Income tax expense	2,009	2,750	2,917	2,030

Net income	$4,469	$5,571	$6,958	$4,542

Dividend on preferred stock	1,250	1,251	1,250	1,251

Net income available to common stockholders	$3,219	$4,320	$5,708	$3,291

Net income per common share:
Basic	$0.12	$0.16	$0.21	$0.11
Diluted	$0.11	$0.15	$0.20	$0.11

	2009 Quarters
	First	Second	Third	Fourth
Interest income	$37,554	$37,183	$37,623	$38,273
Interest expense	16,797	15,183	14,219	13,030

Net interest income	$20,757	$22,000	$23,404	$25,243
Provision for loan losses	13,390	18,423	49,000	1,100
Net interest income (loss) after provision for loan losses	7,367	3,577	(25,596)	24,143
Non-interest income (charges)	1,820	1,949	(7,573)	(548)
Non-interest expense	13,023	13,586	12,922	17,337

(Loss) income before taxes	$(3,836)	$(8,060)	$(46,091)	$6,258
Income tax (benefit) expense	(1,427)	(2,876)	(16,204)	2,103

Net (loss) income	$(2,409)	$(5,184)	$(29,887)	$4,155

Dividend on preferred stock	786	1,251	1,251	1,251

Net (loss) income available to common stockholders	$(3,195)	$(6,435)	$(31,138)	$2,904

Net (loss) income per common share:
Basic	$(0.12)	$(0.24)	$(1.17)	$0.11
Diluted	$(0.12)	$(0.24)	$(1.17)	$0.11

Note 25. Capital Issuance

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

On December 31, 2010, the Company had 299 full-time equivalent employees, including six executive officers. None of the Company’s employees presently is represented by a union or covered under a collective bargaining agreement. Management of the Company believes that its employee relations are satisfactory. The Company does not have any employees that are not also employees of the Bank.

Banking is dependent upon interest rate differentials. In general, the difference between the interest rate paid by the Bank on its deposits and its other borrowings and the interest rate earned by the Bank on loans, securities and other interest-earning assets comprises the major source of the Bank’s earnings, while investment services commissions and fees and net gains on mortgage loans originated for sale have contributed to the Bank’s non-interest earnings. Thus, the earnings and growth of the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also of the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policy, such as seeking to curb inflation and combat recession, by its open-market activities in United States government securities, by adjusting the required level of reserves for financial institutions subject to reserve requirements and through adjustments to the discount rate applicable to borrowings by banks which are members of the Federal Reserve System. The Federal Reserve Board may also take other actions from time to time, including purchases of mortgage-backed securities and other securities. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates. The nature and timing of any future changes in such policies and their impact on the Bank cannot be predicted. In addition, adverse economic conditions could make a higher provision for loan losses a prudent course and could cause higher loan loss charge-offs, thus adversely affecting the Bank’s net income.

From time to time, new legislation or regulations are adopted which increase the cost of doing business, limit or expand permissible activities, or otherwise affect the competitive balance between banks and other financial institutions. For a summary of the regulations that apply to the Company’s and the Bank’s operations, including a summary of recent regulatory changes, please see “Regulation, Supervision, and Governmental Policy” beginning on page 80.

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

The Bank’s goal is to build and maintain a commercial loan portfolio consisting of term loans, lines of credit, commercial real estate and construction loans provided primarily to locally-based borrowers. Additionally, installment loans and personal lines of credit, as well as residential mortgages, are made available to consumer customers. Commercial loans are generally considered to have a higher degree of risk of default or loss than other types of loans, such as residential real estate loans, because repayment may be affected by general economic conditions, interest rates, the quality of management of the business, and other factors which may cause a borrower to be unable to repay its obligations. General economic conditions can directly or indirectly affect the quality of a small and mid-sized business loan portfolio. The Bank manages the loan portfolio to avoid high concentrations of similar industry loan types and/or property types in relation to total qualifying capital. Commercial construction loans will make up 50-75% of total qualifying capital, residential builder construction loans 50-75%, non-farm non-residential real estate loans 250-350%, residential mortgages and home equity loans 100-200%, commercial loans 125-200% and consumer installment and personal loans 25-50%. There can however, be no assurance that the Bank will be able to achieve or maintain this distribution of loans. At December 31, 2010, the loan portfolio’s actual composition compared to total qualifying capital consisted of approximately 56% commercial construction loans, 48% residential builder construction loans, 342% non-farm non-residential real estate loans, 120% residential mortgages and home equity loans, 66% commercial loans and 4% consumer installment and personal loans.

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

Loan business is generated primarily through referrals and direct-calling efforts. Referrals of loan business comes from directors, stockholders, current customers and professionals such as lawyers, accountants and financial intermediaries.

At December 31, 2010, the Banks statutory lending limit to any single borrower was $50.0 million subject to certain exceptions provided under applicable law. As of December 31, 2010, the Bank was in compliance with its statutory legal lending limit.

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

The Bank. The Bank, as a Virginia chartered commercial bank which is a member of the Federal Reserve System (a “state member bank”) and whose accounts are insured by the Deposit Insurance Fund of the FDIC up to the maximum legal limits of the FDIC, is subject to regulation, supervision and regular examination by the Virginia State Corporation Commission/ Bureau of Financial Institutions, the Federal Reserve Board and the FDIC. The regulations of these various agencies govern most aspects of the Bank’s business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices. The laws and regulations governing the Bank generally have been promulgated to protect depositors and the Deposit Insurance Fund, and not for the purpose of protecting stockholders.

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

Branching. The Dodd-Frank Act substantially amended the legal framework that had previously governed interstate branching activities. Formerly, under the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994, a bank’s ability to branch into a particular state was largely dependent upon whether the state “opted in” to de novo interstate branching. Many states did not “opt-in,” which resulted in branching restrictions in those states. The Dodd- Frank Act removed the “opt-in” concept and permits banks to engage in de novo branching outside of their home states, provided that the laws of the target state permit banks chartered in that state to branch within that state. Accordingly, de novo interstate branching by the Bank is subject to these new standards.

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

State member banks are expected to meet a minimum ratio of total qualifying capital (the sum of core capital (Tier 1) and supplementary capital (Tier 2)) to risk weighted assets of 8%. At least half of this amount (4%) should be in the form of core capital. Tier 1 capital generally consists of the sum of common stockholders’ equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 capital), less goodwill, without adjustment for changes in the market value of securities classified as “available-for-sale” in accordance with ASC 320 - Investments - Debt and Equity Securities. For the Company, the cumulative perpetual stock issued to the Treasury Department pursuant to the Capital Purchase Program established under the EESA is eligible for treatment as Tier 1 capital without limitation. Tier 2 Capital consists of the following: hybrid capital instruments; perpetual preferred stock which is not otherwise eligible to be included as Tier 1 Capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash and certain U.S. Government and Agency securities, to 100% for the bulk of assets which are typically held by a bank holding company, including commercial real estate loans, commercial business loans and consumer loans. Residential first mortgage loans on one-to-four family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past-due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighting system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

In addition to the risk-based capital requirements, the Federal Reserve Board has established a minimum 3.0% Leverage Capital Ratio (Tier 1 capital to total adjusted assets) requirement for the most highly-rated banks, with an additional cushion of at least 100 to 200 basis points for all other banks, which effectively increases the minimum Leverage Capital Ratio for such other banks to 4.0% - 5.0% or more. The highest-rated banks are those that are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, those which are considered a strong banking organization. A bank having less than the minimum Leverage Capital Ratio requirement shall, within 60 days of the date as of which it fails to comply with such requirement, submit a reasonable plan describing the means and timing by which the bank shall achieve its minimum Leverage Capital Ratio requirement. A bank which fails to file such plan is deemed to be operating in an unsafe and unsound manner, and could subject a bank to a cease-and-desist order. Any insured depository institution with a Leverage Capital Ratio that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the Federal Deposit Insurance Act (the “FDIA”) and is subject to potential termination of deposit insurance. However, such an institution will not be subject to an enforcement proceeding solely on account of its capital ratios, if it has entered into and is in compliance with a written agreement to increase its Leverage Capital Ratio and to take such other action as may be necessary for the institution to be operated in a safe and sound manner. The capital regulations also provide, among other things, for the issuance of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital or to restore its capital to the minimum capital requirement within a specified time period. Such directive is enforceable in the same manner as a final cease-and-desist order. At December 31, 2010, the Bank’s Tier 1 risk based capital ratio was 12.87%, its Total risk based capital ratio was 14.12% and its Leverage Capital ratio was 10.76%. At December 31, 2010, the Company’s Tier 1 Capital was 13.20%, its Total Capital was 14.45% and its Leverage Capital ratio was 11.07%.

Basel III Capital Framework. In December 2010, the Basel Committee on Banking Supervision (the Basel Committee) released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III”. Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. Implementation is presently scheduled to be phased in between 2014 and 2019, although it is possible that implementation may be delayed as a result of multiple factors including the current condition of the banking industry within the U.S. and abroad.

The Basel III final capital framework, among other things, (i) introduces as a new capital measure “Common Equity Tier 1” (CET1), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.

When fully phased in on January 1, 2019, Basel III requires banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0%

total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

Basel III also provides for a “countercyclical capital buffer,” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The implementation of the Basel III final framework will commence January 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios:

•	3.5% CET1 to risk-weighted assets.

•	4.5% Tier 1 capital to risk-weighted assets.

•	8.0% Total capital to risk-weighted assets.

The Basel III final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2014 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in mid-2011 with final adoption of implementing regulations in mid-2012. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, the Dodd-Frank Act requires or permits the federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to the Company may be substantially different from the Basel III final framework as published in December 2010. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income and return on equity.

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

An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate federal banking agency within 45 days of the date the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the applicable agency. An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. Such guaranty shall be limited to the lesser of (i) an amount equal to 5.0% of the institution’s total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary at such time to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized. Such a guaranty shall expire after the federal banking agency notifies the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. An institution which fails to submit a written capital restoration plan within the requisite period, including any required performance guaranty, or fails in any material respect to implement a capital restoration plan, shall be subject to the restrictions in Section 38 of the FDIA which are applicable to significantly undercapitalized institutions. At December 31, 2010, the Company and Bank were each considered to be a “well capitalized” institution for purposes of Section 38 of the FDIA.

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

As a result of the volatility and instability in the financial system during 2008 and of the subsequent economic conditions through 2009 and 2010, the Congress, the bank regulatory authorities and other government agencies have called for proposed or adopted additional regulation and restrictions on the activities, practices and operations of banks and their holding companies. In addition to proposals that relate to institutions, such as the Company, that have accepted investments from, or sold troubled assets to, the Department of the Treasury or other government instrumentalities, or otherwise participate in government programs intended to promote financial stabilization, the Congress and the federal banking agencies have broad authority to require all banks and holding companies to adhere to more rigorous or costly operating procedures, corporate governance procedures, or to engage in activities or practices which they would not otherwise elect. As summarized below, the Dodd-Frank Act represents a sweeping overhaul of the financial services industry within the United States, mandates significant changes in the financial regulatory landscape that will likely impose additional regulatory requirements on the Company and the Bank. Any such additional requirement could adversely affect the Company’s and Bank’s business and results of operations.

The Dodd-Frank Act. On July 21, 2010, financial regulatory reform legislation entitled the Dodd-Frank Act was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that:

•

Centralize significant aspects of consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets and, to a lesser extent, smaller institutions. As a smaller institution, most consumer protection aspects of the Dodd-Frank Act will continue to be applied to the Company by the Federal Reserve and to the Bank by the Federal Deposit Insurance Corporation and the Virginia State Corporation Commission Bureau of Financial Institutions.

•	Restrict the preemption of state law by federal law and disallow subsidiaries and affiliates of national banks from availing themselves of such preemption.

•	Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies.

•	Require bank holding companies and banks to be both well capitalized and well managed in order to acquire banks located outside their home state.

•

Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the deposit insurance fund of the FDIC, and increase the floor of the size of the insurance fund.

•

Impose comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself.

•	Require large, publicly traded bank holding companies to create a risk committee responsible for the oversight of enterprise risk management.

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders that apply to all public companies, not just financial institutions.

•

Make permanent the $250,000 limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000 and provide unlimited federal deposit insurance until December 31, 2012 for non-interest bearing demand transaction accounts at all insured depository institutions.

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•

Amend the Electronic Fund Transfer Act (EFTA) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company and the Bank or their customers or the financial industry more generally. Provisions in the legislation that require revisions to the capital requirements of the Company and the Bank could impact the Company’s and the Bank’s future raising activities. Provisions that eliminate Tier 1 capital treatment for future-issued trust preferred securities will significantly limit the Company’s ability to raise capital in the future through the issuance of trust preferred securities.

Provisions of the Dodd-Frank Act that affect the payment of interest on demand deposits and interchange fees are likely to increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. However, the Company anticipates that other banks may be faced with similar negative impacts and that the primary focus of competition for demand deposits will likely continue to be based on other factors, such as quality of service.

Deposit Insurance Premiums. The FDIC maintains a risk based assessment system for determining deposit insurance premiums. Four risk categories (I-IV), each subject to different premium rates, are established, based upon an institution’s status as well capitalized, adequately capitalized or undercapitalized, and the institution’s supervisory rating. During 2010, all insured depository institutions paid deposit insurance premiums, with initial base assessment rates ranging between 12 and 16 basis points on an institution’s assessment base for institutions in risk category I (well capitalized institutions perceived as posing the least risk to the insurance fund), and 22, 32 and 45 basis points for institutions in risk categories II, III, and IV. The levels of rates are subject to periodic adjustment by the FDIC.

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

In February 2011, the FDIC approved a final rule that changes the assessment base from domestic deposits to average consolidated total assets minus average tangible equity (defined as Tier 1 capital); adopts a new large-bank pricing assessment scheme; and sets a target size for the insurance fund. The changes will go into effect beginning with the second quarter of 2011 and will be payable at the end of September 2011. The rule, as mandated by the Dodd-Frank Act, finalizes a target size for the insurance fund at 2 percent of insured deposits. It also implements a lower assessment rate schedule when the fund reaches 1.15 percent and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2 percent and 2.5 percent

During 2010, the Bank elected to participate in the FDIC’s transaction account guarantee program whereby non-interest bearing transaction account deposits were insured without limitation through December 31, 2010. The Bank was required to pay an additional premium to the FDIC of 15 basis points on the amount of balances in non-interest bearing transaction accounts that exceed the existing deposit insurance limit of $250,000. The transaction account guarantee program expired on December 31, 2010.

On November 9, 2010, the FDIC issued a final rule to implement the section of the Dodd-Frank Act that provides temporary unlimited coverage for noninterest-bearing transaction accounts which became effective on December 31, 2010 and terminates on December 31, 2012. For purposes of this extension, the definition of noninterest-bearing accounts excludes negotiable order of withdraw interest consumer checking accounts (NOW accounts) and Interest on Lawyer Trust Accounts (IOLTAs). The extended program is not optional and will no longer be funded by separate premiums.

Future Regulation. From time to time, various legislative and regulatory initiatives are introduced in the Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company or the Bank in substantial ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to the Company or the Bank could have a material effect on the business of the Company.

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

The Bank leases twenty-eight office locations: the Alexandria Office, located at 1414 Prince Street, Alexandria, Virginia, consists of 2,500 square feet; the McLean Office, located at 1356 Chain Bridge Road, McLean, Virginia, consists of 1,625 square feet; the Williamsburg Boulevard Office, located at 6500 Williamsburg Road, Arlington, Virginia, consists of 1,781 square feet; the Annandale Office, located at 4230 John Marr Drive, Annandale, Virginia, consists of 2,400 square feet; the Fairfax Office, located at 4021 University Drive, Fairfax Virginia, consists of 3,000 square feet; the Vienna Office, located at 374 Maple Avenue, Vienna, Virginia, consists of 5,831 square feet; the King Street Office, located at 506 King Street, Alexandria Virginia, consists of 1,484 square feet; the Chantilly Office, located at 13881 G Metrotech Drive, Chantilly Virginia, consists of 1,950 square feet; the Lake Ridge office, located at 2030 Old Bridge Road, Lake Ridge, Virginia consists of 2,492 square feet; the Reston Office, located at 11820 Spectrum Center, Reston Virginia consists of 3,700 square feet; the Mount Vernon office, located at 7901 Richmond Highway, Alexandria, Virginia, consists of 2,831 square feet; the Walney Road office, located at 4221Walney Road, Chantilly, Virginia, consists of 2,661 square feet; the Del Ray office, located at 2401 Mount Vernon Avenue, Alexandria, Virginia, consists of 1,750 square feet; the Tysons Corner office, located at 8251 Greensboro Drive, McLean, Virginia, consists of 1,801 square feet; the Battlefield office, located at 10830 Balls Ford Road, Manassas, Virginia, consists of 7,409 square feet; the Newington office, located at 7830 Backlick Road, Springfield, Virginia, consists of 2,778 square feet; the Signal Hill office, located at 9161 Liberia Avenue, Manassas, Virginia, consists of 3,613 square feet; the Ryan Park office, located at 21885 Ryan Center Way, Ashburn, Virginia, consists of 2,656 square feet; the Courthouse Road office, located at 10800 A Courthouse Road, Fredericksburg, Virginia, consists of 3,000 square feet; the Centre Ridge office, located at 6335 Multiplex Drive, Centreville, Virginia, consists of 2,870 square feet; the Leesburg office, located at 341 East Market Street, Leesburg, Virginia, consists of 2,705 square feet; the Central Park office, located at 1304 Central Park Blvd., Fredericksburg, Virginia, consists of 3,000 square feet; the Dulles Trade Center office, located at 23510 Overland Drive, Sterling, Virginia, consists of 3,000 square feet; the Falls Church office, located at 7116 Leesburg Pike, Falls Church, Virginia, consists of 2,014 square feet; the Princeton Woods office, located at 17054 Jefferson Davis Highway, Dumfries, Virginia, consists of 3,000 square feet; the Fairfax Lending office, located at 4221 Walney Road, Chantilly, Virginia, consists of 17,273 square feet; the Leesburg Lending office, located at 50 Catoctin Circle, Leesburg, Virginia, consists of 1,638 square feet; and the Bank’s operations center, located at 14201 Sullyfield Circle, Chantilly, Virginia consists of 25,001 square feet. Generally the leases contain renewal option clauses for one or two additional five-year terms, and in some instances require payment of certain operating charges. The total rental expense under the leases was $4.8 million in 2010. The total minimum rental commitment under the leases as of December 31, 2010 is as follows: $4.1 million for 2011, $4.2 million for 2012, $4.2 million for 2013, $3.8 million for 2014 , $3.0 million for 2015 and $12.8 million for 2016 and beyond.

MARKET PRICE OF STOCK AND DIVIDENDS

The Company’s stock is traded on the Nasdaq Global Select Market under the symbol “VCBI”. Set forth below is the range of high and low sales prices (adjusted for stock dividends and splits), as reported by Nasdaq, for each full quarterly period within the two most recent fiscal years.

MARKET PRICE OF STOCK

	2010		2009
Quarter	High	Low	High	Low
First	$6.75	$3.66	$5.83	$2.71
Second	$7.69	$6.03	$4.44	$2.27
Third	$7.52	$4.81	$4.27	$2.30
Fourth	$6.47	$4.62	$4.24	$3.30

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

At December 31, 2010, the Company had 502 stockholders of record, and an aggregate of approximately 2,400 beneficial owners. A 10% stock dividend was declared on March 26, 2008, for stockholders of record on April 14, 2008, and was paid on May 7, 2008.

Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth information regarding outstanding options and other rights to purchase common stock granted under the Company’s equity compensation plans as of December 31, 2010:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,685,178	$8.69	1,796,396	(2)
Equity compensation plans not approved by security holders	0	0	0

Total	1,685,178	$8.69	1,796,396

(1)	Consists of the Company’s 1989 and 1998 Stock Option Plans, 2010 Equity Plan and the 2003 Employee Stock Purchase Plan. For additional information, see Notes 12 and 13 to the Consolidated Financial Statements.
(2)	Consists of 1,484,665 shares available for issuance under the 2010 Equity Plan and 311,731 shares available for issuance under the 2003 Employee Stock Purchase Plan, of which none are subject to rights to purchase at December 31, 2010. In connection with the stockholders’ approval of the 2010 Equity Plan on April 26, 2010, no new awards may be granted under the 1998 Stock Option Plan.

Issuer Repurchases of Common Stock. No shares of the Company’s common stock were repurchased by or on behalf of the Company during 2010.

STOCK PERFORMANCE COMPARISON

The following table compares the cumulative total return on a hypothetical investment of $100 in Virginia Commerce Bancorp’s common stock at the closing price on December 31, 2005 through December 31, 2010, with the hypothetical cumulative total return on the Nasdaq Stock Market Index (Total U.S.) and the Nasdaq Bank Index for the comparable period.

	December 31,
	2005	2006	2007	2008	2009	2010
Virginia Commerce Bancorp, Inc.	$100.00	$102.51	$66.53	$32.26	$23.40	$38.56
Nasdaq Stock Market Index - (Total U.S.)	$100.00	$109.52	$120.27	$71.51	$102.89	$120.29
Nasdaq Bank Index	$100.00	$111.01	$86.51	$65.81	$53.63	$55.47

Annual Meeting of Stockholders

The annual meeting of stockholders of Virginia Commerce Bancorp, Inc. will be held at 4:00 pm on Wednesday, April 27, 2011 at The Washington Golf and Country Club, 3017 North Glebe Road, Arlington, Virginia.

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

FINANCIAL STATEMENTS AND EXHIBITS

The following financial statements are included in this report:

Consolidated Balance Sheets at December 31, 2009 and 2010

Consolidated Statements of Operations for the years ended December 31, 2008, 2009 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2009 and 2010

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008, 2009 and 2010

Notes to the Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

All financial statement schedules have been omitted as the required information is either inapplicable or included in the consolidated financial statements or related notes.

Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation of Virginia Commerce Bancorp, Inc., as amended (1)

3.2	Articles of Amendment to the Articles of Incorporation relating to the Series A Preferred Stock (2)

3.3	Amended and Restated Bylaws of Virginia Commerce Bancorp, Inc. (3)

3.4	Amendment to the Amended and Restated By-laws of Virginia Commerce Bancorp, Inc. (4)

4.1	Junior Subordinated Indenture, dated as of December 19, 2002 between Virginia Commerce Bancorp, Inc. and The Bank of New York, as Indenture Trustee (5)

4.2	Amended and Restated Declaration of Trust, dated as of December 19, 2002 among Virginia Commerce Bancorp, Inc., The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and Peter A. Converse, William K. Beauchesne and Marcia J. Hopkins as Administrative Trustees (5)

4.3	Guarantee Agreement dated as of December 19, 2002, between Virginia Commerce Bancorp, Inc. and The Bank of New York, as Guarantee Trustee (5)

4.4	Junior Subordinated Indenture, dated as of December 20, 2005 between Virginia Commerce Bancorp, Inc. and Wilmington Trust Company, as Trustee, (5)

4.5	Amended and Restated Declaration of Trust, dated as December 20, 2005, between Virginia Commerce Bancorp, Inc. and Wilmington Trust Company, as Delaware Trustee and Institutional Trustee, and Peter A. Converse, William K. Beauchesne and Marcia J. Hopkins as Administrative Trustees (5)

4.6	Guarantee Agreement dated as of December 20, 2005, between Virginia Commerce Bancorp, Inc. and Wilmington Trust Company, as Guarantee Trustee (5)

4.7	Junior Subordinated Indenture, dated as of September 24, 2008, between Virginia Commerce Bancorp, Inc. and Wilmington Trust Company, as Indenture Trustee (6)

4.8	Amended and Restated Declaration of Trust, dated as of September 24, 2008 among Virginia Commerce Bancorp, Inc., Wilmington Trust Company, as Property Trustee, Wilmington Trust Company (Delaware), as Delaware Trustee, and Peter A. Converse, William K. Beauchesne and Jennifer Manning as Administrative Trustees (6)

4.9	Guarantee Agreement dated as of September 24, 2008, between Virginia Commerce Bancorp, Inc. and Wilmington Trust Company, as Guarantee Trustee (6)

4.10	Warrant to Purchase Common Stock issued in connection with 2008 Trust Preferred Securities (6)

4.11	Warrant to Purchase Common Stock issued pursuant to Capital Purchase Program (7)

4.12	Form of Common Stock Purchase Warrant (8)

10.1*	Amended and Restated 1998 Stock Option Plan (9)

10.2*	Virginia Commerce Bancorp, Inc. Amended and Restated Employee Stock Purchase Plan (10)

10.3*	2007 Virginia Commerce Bank Executive and Director Deferred Compensation Plan (11)

10.4*	Description of Change in Control Arrangement with CEO (12)

10.5*	Virginia Commerce Bancorp, Inc. 2010 Equity Plan (13)

10.6	Form of Tarp-Compliant Restricted Stock Agreement (for employee) under the Virginia Commerce Bancorp, Inc. 2010 Equity Plan (14)

Exhibit No.	Description

10.7	Letter Agreement, dated as of September 23, 2010, between Virginia Commerce Bancorp, Inc. and Rodman & Renshaw, LLC (8)

10.8	Securities Purchase Agreement, dated as of September 23, 2010, among Virginia Commerce Bancorp, Inc. and certain institutional purchasers (8)

10.9	Form of Restricted Stock Agreement (for employee) under the Virginia Commerce Bancorp, Inc. 2010 Equity Plan

10.10	Form of Incentive Stock Option Agreement (for employee) under the Virginia Commerce Bancorp, Inc. 2010 Equity Plan (15)

11	Statement Regarding Computation of Per Share Earnings See Note 9 to the Consolidated Financial Statements

21	Subsidiaries of the Registrant

23	Consent of Yount, Hyde & Barbour, P.C., Independent Registered Public Accounting Firm

31.1	Certification of Peter A. Converse, Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Wilmer L. Tinley, Jr., Interim Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Peter A. Converse, Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Wilmer L. Tinley, Jr., Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350

99.1	Certification of Principal Executive Officer, Peter A. Converse, Chief Executive Officer pursuant to 31 C.F.R. Section 30.15

99.2	Certification of Principal Financial Officer, Wilmer L. Tinley, Jr., Interim Chief Financial Officer pursuant to 31 C.F.R. Section 30.15

*	Indicated management contract.
(1)	Incorporated by reference to exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
(2)	Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 15, 2008.
(3)	Incorporated by reference to exhibit 3.2 to the Company’s Current Report on Form 8-K filed July 27, 2007.
(4)	Incorporated by reference to exhibit 3.4 to the Company’s Current Report on Form 8-K filed on January 28, 2011.
(5)	Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation S-K. Virginia Commerce Bancorp, Inc. agrees to provide a copy of these documents to the Commission upon request.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 25, 2008.
(7)	Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 15, 2008.
(8)	Incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K filed on September 28, 2010.
(9)	Incorporated by reference to exhibit 4 to the Company’s Registration Statement on Form S-8 filed on April 30, 2007 (No. 333-142447).
(10)	Incorporated by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
(11)	Incorporated by reference to exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
(12)	Incorporated by reference to exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
(13)	Incorporated by reference to Appendix A to the Company’s proxy statement for the 2010 Annual Meeting of Stockholders filed on March 19, 2010.
(14)	Incorporated by reference to exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 2, 2010.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 28, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRGINIA COMMERCE BANCORP, INC.

By:	/s/ Peter A. Converse
Peter A. Converse, Chief Executive Officer

Dated: March 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Leonard Adler Leonard Adler	Director	March 16, 2011

/s/ Michael G. Anzilotti Michael G. Anzilotti	Director	March 16, 2011

/s/ Thomas E. Burdette Thomas E. Burdette	Director	March 16, 2011

/s/ Peter A. Converse Peter A. Converse	Director, Chief Executive Officer (Principal Executive Officer)	March 16, 2011

/s/ W. Douglas Fisher W. Douglas Fisher	Chairman of the Board of Directors	March 16, 2011

/s/ David M. Guernsey David M. Guernsey	Vice Chairman of the Board of Directors	March 16, 2011

/s/ Kenneth R. Lehman Kenneth R. Lehman	Director	March 16, 2011

/s/ Jennifer E. Manning Jennifer E. Manning	Controller (Principal Accounting Officer)	March 16, 2011

/s/ Norris E. Mitchell Norris E. Mitchell	Director	March 16, 2011

/s/ Todd A. Stottlemyer Todd A. Stottlemyer	Director	March 16, 2011

/s/ Wilmer L. Tinley, Jr. Wilmer L. Tinley, Jr.	Interim Chief Financial Officer (Principal Financial Officer)	March 16, 2011

/s/ Arthur L. Walters Arthur L. Walters	Vice Chairman of the Board of Directors	March 16, 2011