Form 10-Q
period 2011-03-31
VIRGINIA COMMERCE BANCORP INC
filed 2011-05-10
CIK 1099305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of May 9, 2011, the number of outstanding shares of registrant’s common stock, par value $1.00 per share, was: 29,644,925.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except share and per share data)

	(Unaudited) March 31, 2011	(Audited) December 31, 2010
Assets
Cash and due from banks	$41,089	$36,932
Federal funds sold	85,399	10,455
Investment securities (fair value: 2011, $418,122; 2010, $412,653)	417,072	411,761
Restricted stocks, at cost	11,751	11,751
Loans held-for-sale	4,650	10,049
Loans, net of allowance for loan losses of $56,465 in 2011 and $62,442 in 2010	2,122,309	2,149,591
Bank premises and equipment, net	11,666	12,000
Accrued interest receivable	10,832	10,003
Other real estate owned, net of valuation allowance of $6,543 in 2011 and $6,782 in 2010	18,879	17,165
Other assets	59,986	71,941

Total assets	$2,783,633	$2,741,648

Liabilities and Stockholders’ Equity
Deposits
Demand deposits	$290,385	$264,744
Savings and interest-bearing demand deposits	1,187,395	1,201,288
Time deposits	779,190	781,169

Total deposits	$2,256,970	$2,247,201
Securities sold under agreement to repurchase and federal funds purchased	177,732	152,726
Other borrowed funds	25,000	25,000
Trust preferred capital notes	66,378	66,314
Accrued interest payable	2,753	2,751
Other liabilities	1,427	2,062
Commitments and contingencies	—	—

Total liabilities	$2,530,260	$2,496,054

Stockholders’ Equity
Preferred stock, net of discount, $1.00 par, 1,000,000 shares authorized, Series A; $1,000 stated value; 71,000 issued and outstanding in 2011 and 2010	$65,873	$65,445
Common stock, $1.00 par, 50,000,000 shares authorized, issued and outstanding 2011, 29,552,737 including 38,748 in unvested restricted stock issued; 2010, 28,962,935	29,514	28,954
Surplus	107,372	105,056
Warrants	8,520	8,520
Retained earnings	42,859	39,208
Accumulated other comprehensive loss, net	(765)	(1,589)

Total stockholders’ equity	$253,373	$245,594

Total liabilities and stockholders’ equity	$2,783,633	$2,741,648

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands of dollars except per share data)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Interest and dividend income:
Interest and fees on loans	$31,923	$32,905
Interest and dividends on investment securities:
Taxable	2,861	3,280
Tax-exempt	592	426
Dividend on restricted stocks	96	88
Interest on federal funds sold	45	28

Total interest and dividend income	$35,517	$36,727

Interest expense:
Deposits	$7,023	$9,428
Securities sold under agreement to repurchase and federal funds purchased	934	989
Other borrowed funds	266	266
Trust preferred capital notes	1,111	1,228

Total interest expense	$9,334	$11,911

Net interest income	$26,183	$24,816
Provision for loan losses	5,843	4,238

Net interest income after provision for loan losses	$20,340	$20,578

Non-interest income:
Service charges and other fees	$792	$876
Non-deposit investment services commissions	253	129
Fees and net gains on loans held-for-sale	521	346
Gain on sale of securities available-for-sale	503	—

Total other-than-temporary impairment losses	(2,948)	(4,466)
Portion of loss recognized in other comprehensive income	2,216	3,615

Net impairment losses	(732)	(851)
Other	139	107

Total non-interest income	$1,476	$607

Non-interest expense:
Salaries and employee benefits	$6,659	$5,995
Occupancy expense	2,470	2,710
FDIC insurance	1,289	1,309
Loss on other real estate owned	156	918
Franchise tax expense	772	717
Data processing	655	674
Other operating expense	2,449	2,384

Total non-interest expense	$14,450	$14,707

Income before taxes	$7,366	$6,478
Provision for income taxes	2,400	2,009

Net income	$4,966	$4,469

Effective dividend on preferred stock	1,315	1,250

Net income available to common stockholders	$3,651	$3,219

Earnings per common share, basic	$0.13	$0.12
Earnings per common share, diluted	$0.12	$0.11

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2011 and 2010

(In thousands of dollars)

(Unaudited)

	Preferred Stock	Common Stock	Surplus	Warrants	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total Stockholders’ Equity
Balance, January 1, 2010	$63,993	$26,745	$96,588	$8,520	$22,671	$351		$218,868
Comprehensive Income:
Net income					4,469		$4,469	4,469
Other comprehensive income:
reclassification adjustment for impairment loss on securities (net of tax of $298)						553	553	553
unrealized holding gains arising during the period (net of tax of $424)						787	787	787

Total comprehensive income							$5,809

Stock options exercised	—	189	118	—	—	—		307
Stock option expense	—	—	162	—	—	—		162
Discount on preferred stock	363	—	—	—	(363)	—		—
Dividend on preferred stock	—	—	—	—	(887)	—		(887)

Balance, March 31, 2010	$64,356	$26,934	$96,868	$8,520	$25,890	$1,691		$224,259

Balance, January 1, 2011	$65,445	$28,954	$105,056	$8,520	$39,208	$(1,589)		$245,594
Comprehensive Income:
Net income					4,966		$4,966	4,966
Other comprehensive income:
reclassification adjustment for impairment loss on securities (net of tax of $256)						476	476	476
reclassification adjustment for gain on securities (net of tax of $176)						(327)	(327)	(327)
unrealized holding gains arising during the period (net of tax of $363)						675	675	675

Total comprehensive income							$5,790

Common stock issued		426	2,075					2,501
Stock options exercised	—	134	109	—	—	—		243
Stock option expense	—	—	132	—	—	—		132
Discount on preferred stock	428	—	—	—	(428)	—		—
Dividend on preferred stock	—	—	—	—	(887)	—		(887)

Balance, March 31, 2011	$65,873	$29,514	$107,372	$8,520	$42,859	$(765)		$253,373

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,966	$4,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	566	701
Provision for loan losses	5,843	4,238
Stock based compensation expense	132	162
Deferred tax expense (benefit)	3,175	(1,894)
Accretion of trust preferred securities discount	64	64
Amortization of premiums and accretion of security discounts, net	202	147
Origination of loans held-for-sale	(24,023)	(18,668)
Sales of loans	28,986	21,909
Gain on sale of loans	436	246
Loss on other real estate owned	156	918
Gain on sale of securities available-for-sale	(503)	—
Impairment loss on securities	732	851
Changes in other assets and other liabilities:
(Increase) decrease in accrued interest receivable	(829)	524
Decrease in other assets	7,834	4,447
Decrease in other liabilities	(635)	(754)
Increase in accrued interest payable	2	—

Net Cash Provided by Operating Activities	$27,104	$17,360

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in loans	18,464	2,669
Purchase of securities available-for-sale	(34,823)	(40,893)
Proceeds from principal payments on securities available-for-sale	12,608	13,884
Proceeds from principal payments on securities held-to-maturity	1,520	1,962
Proceeds from calls and maturities of securities available-for-sale	3,503	39,786
Proceeds from calls and maturities of securities held-to-maturity	575	747
Proceeds from sale of securities available-for-sale	12,645	—
Purchase of bank premises and equipment	(232)	(160)
Proceeds from sale of other real estate owned	1,105	—

Net Cash Provided By Investing Activities	$15,365	$17,995

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$9,769	$70,662
Net increase in repurchase agreements and Federal funds purchased	25,006	2,344
Net proceeds from exercise of stock options and warrants	243	307
Net proceeds from issuance of common stock	2,501	—
Dividend paid on preferred stock	(887)	(887)

Net Cash Provided by Financing Activities	$36,632	$72,426

Net Increase In Cash and Cash Equivalents	79,101	107,781
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	47,387	25,211

CASH AND CASH EQUIVALENTS - END OF PERIOD	$126,488	$132,992

Supplemental Schedule of Noncash Investing Activities:
Unrealized gain on available-for-sale securities	$1,267	$2,062

Tax benefits on stock options exercised	37	32
Other real estate owned transferred from loans	2,975	450
Supplemental Disclosure of Cash Flow Information:
Taxes Paid	$—	$—
Interest Paid	9,332	12,229

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	General

The accompanying unaudited consolidated financial statements of Virginia Commerce Bancorp, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions as of March 31, 2011 and December 31, 2010, the results of operations for the three months ended March 31, 2011 and 2010, and statements of cash flows and stockholders’ equity for the three months ended March 31, 2011 and 2010. These statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2010. In preparing these financial statements, management has evaluated subsequent events and transactions for potential recognition or disclosure through the date these financial statements were issued. Management has concluded there were no material subsequent events to be disclosed at this time.

Operating results for the three month periods ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or any other period.

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

Fair Value Hierarchy

In accordance with this guidance, the Company groups its financial assets and financial liabilities and certain non-financial assets generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

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

An asset or liability’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis for March 31, 2011 and December 31, 2010, respectively:

		Fair Value Measurements at March 31, 2011 Using
(in thousands) Description	Balance as of March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities
U.S. Government Agency obligations	$316,871	$—	$316,871	$—
Pooled trust preferred securities	$444	$—	$444	$—
Obligations of states and political subdivisions	$64,581	$—	$64,581	$—

		Fair Value Measurements at December 31, 2010 Using
(in thousands) Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities
U.S. Government Agency obligations	$310,610	$—	$310,610	$—
Pooled trust preferred securities	$430	$—	$430	$—
Obligations of states and political subdivisions	$63,463	$—	$63,463	$—

At March 31, 2011 and December 31, 2010, the Company did not have any liabilities measured at fair value on a recurring basis.

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

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the periods ended March 31, 2011, and December 31, 2010. Gains and losses on the sale of loans are recognized in fees and net gains on loans held-for-sale on the Consolidated Statements of Income.

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate, financial assets, personal or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company, using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant, using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans are measured at fair value on a nonrecurring basis through the allowance for loan losses. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

Other Real Estate Owned / Foreclosed Assets: Assets acquired through, or in lieu of, loan foreclosure are held-for-sale and are initially recorded at the lesser of book value or fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation are included in net expenses for foreclosed assets.

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis for March 31, 2011 and December 31, 2010, respectively:

		Carrying value at March 31, 2011
(in thousands) Description	Balance as of March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$90,133	$—	$77,702	$12,431
Other real estate owned	$18,879	$—	$17,111	$1,768

		Carrying value at December 31, 2010
(in thousands) Description	Balance as of March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$88,764	$—	$77,061	$11,703
Other real estate owned	$17,165	$—	$17,127	$38

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

At March 31, 2011 and December 31, 2010, the fair value of loan commitments and stand-by letters of credit were deemed immaterial, and therefore, are not included in the table below.

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2011		December 31, 2010
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and short-term investments	$126,488	$126,488	$47,387	$47,387
Securities	417,072	418,122	411,761	412,653
Restricted stock	11,751	11,751	11,751	11,751
Loans held-for-sale	4,650	4,650	10,049	10,049
Loan receivables	2,122,309	2,185,472	2,149,591	2,224,687
Accrued interest receivable	10,832	10,832	10,003	10,003

	March 31, 2011		December 31, 2010
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial liabilities:
Deposits	$2,256,970	$2,158,902	$2,247,201	$2,206,542
Securities sold under agreements to repurchase and federal funds purchased	177,732	197,370	152,726	173,105
Other borrowed funds	25,000	25,475	25,000	25,533
Trust preferred capital notes	66,378	81,221	66,314	81,461
Accrued interest payable	2,753	2,753	2,751	2,751

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

Amortized cost and fair value of the securities available-for-sale and held-to-maturity as of March 31, 2011 and December 31, 2010, are as follows (dollars in thousands):

March 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale:
U.S. Government Agency obligations	$314,743	$4,353	$(2,225)	$316,871
Pooled trust preferred securities	5,272	—	(4,828)	444
Obligations of states and political subdivisions	63,061	1,817	(297)	64,581

	$383,076	$6,170	$(7,350)	$381,896

Held-to-maturity:
U.S. Government Agency obligations	$5,459	$275	$—	$5,734
Obligations of state and political subdivisions	29,717	916	(141)	30,492

	$35,176	$1,191	$(141)	$36,226

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

Available-for-sale:
U.S. Government Agency obligations	$307,973	$5,527	$(2,890)	$310,610
Pooled trust preferred securities	5,919	—	(5,489)	430
Obligations of states and political subdivisions	63,051	1,077	(665)	63,463

	$376,943	$6,604	$(9,044)	$374,503

Held-to-maturity:

U.S. Government Agency obligations	$6,113	$309	$—	$6,422
Obligations of state and political subdivisions	31,145	827	(244)	31,728

	$37,258	$1,136	$(244)	$38,150

The amortized cost of securities pledged as collateral for repurchase agreements, certain public deposits, and other purposes was $223.7 million and $258.2 million at March 31, 2011 and December 31, 2010, respectively.

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

Provided below is a summary of all securities which were in an unrealized loss position at March 31, 2011 and December 31, 2010, that were evaluated for other-than-temporary impairment, and deemed to not have an other-than-temporary impairment. Presently, the Company does not intend to sell any of these securities, does not expect to be required to sell these securities, and expects to recover the entire amortized cost of all the securities. For U.S. Government Agency obligations and obligations of states and political subdivisions, the unrealized losses result from market or interest rate risk, while the unrealized losses pertaining to the pooled trust preferred securities are due to both performance and credit ratings, as well as interest rate risk.

March 31, 2011	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government Agency obligations	$141,973	$(2,225)	$—	$—	$141,973	$(2,225)
Pooled trust preferred securities	—	—	444	(4,828)	444	(4,828)
Obligations of states and political subdivisions	10,233	(297)	—	—	10,233	(297)

	$152,206	$(2,522)	$444	$(4,828)	$152,650	$(7,350)

Held-to maturity:
Obligations of states and political subdivisions	$1,359	$(141)	$—	$—	$1,359	$(141)

December 31, 2010	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government Agency obligations	$124,111	$(2,890)	$—	$—	$124,111	$(2,890)
Pooled trust preferred securities	—	—	430	(5,489)	430	(5,489)
Obligations of states and political subdivisions	22,579	(665)	—	—	22,579	(665)

	$146,690	$(3,555)	$430	$(5,489)	$147,120	$(9,044)

Held-to-maturity:
Obligations of states and political subdivisions	$4,608	$(244)	$—	$—	$4,608	$(244)

As of March 31, 2011 the Company had three pooled trust preferred securities that were deemed to be other-than-temporarily impaired (“OTTI”) based on a present value analysis of expected future cash flows. The following table provides further information on these three securities as of March 31, 2011 (in thousands):

Security	Class	Current Moody’s Ratings (Lowest Assigned Rating)	Par Value	Book Value/ Fair Value	Unrealized Loss	Current Defaults and Deferrals	% of Current Defaults and Deferrals to Current Collateral	Excess Sub (1)	Estimated Incremental Defaults Required to Break Yield (2)	Cumulative Other Comprehensive (Income) Loss (3)	Amount of OTTI Related to Credit Loss (3)
PreTSL VI	Mez	D	$375	$135	$240	$30,000	74%	-61.11%	BROKEN	$(43)	$283
PreTSL X	B-1	C	924	27	897	217,595	46%	-66.92%	BROKEN	448	449
PreTSL XXVI	C-2	C	1,819	8	1,811	285,000	30%	-24.21%	BROKEN	1,811	—

Total			$3,118	$170	$2,948					$2,216	$732

(1)	Excess subordination is the difference between the remaining performing collateral and the amount of bonds outstanding that are pari passu and senior to the class the Company owns. Negative excess subordination indicates there is not enough performing collateral in the pool to cover the outstanding balance of all classes senior to those the Company owns.
(2)	A break in yield for a given class means that defaults/deferrals have reached such a level that the class would not receive all of its contractual cash flows (principal and interest) by maturity (so that it is not just a temporary interest shortfall, but an actual loss in yield on the investment). This represents additional defaults beyond those assumed in our cash flow modeling.
(3)	Pre-tax.

As of March 31, 2011, the Company had one pooled trust preferred security that was deemed to be temporarily impaired based on a present value analysis of expected future cash flows. The security had a fair value of $274 thousand. The following table provides further information on this security as of March 31, 2011 (in thousands):

Security	Class	Current Moody’s Ratings (Lowest Assigned Rating)	Par Value	Book Value/ Fair Value	Unrealized Loss	Current Defaults and Deferrals	% of Current Defaults and Deferrals to Current Collateral	Excess Sub (1)	Estimated Incremental Defaults Required to Break Yield (2)	Cumulative Other Comprehensive Loss (3)	Amount of OTTI Related to Credit Loss (3)
PreTSL XXVII	B	Cc	$2,886	$274	$2,612	$88,300	27%	-2.13%	$69,000	$2,612	—

(1)	Excess subordination is the difference between the remaining performing collateral and the amount of bonds outstanding that are pari passu and senior to the class the Company owns. Negative excess subordination indicates there is not enough performing collateral in the pool to cover the outstanding balance of all classes senior to those the Company owns.
(2)	A break in yield for a given class means that defaults/deferrals have reached such a level that the class would not receive all of its contractual cash flows (principal and interest) by maturity (so that it is not just a temporary interest shortfall, but an actual loss in yield on the investment). This represents additional defaults beyond those assumed in our cash flow modeling.

(3)	Pre-tax.

These securities had a fair value of $170 thousand and a cumulative other-than-temporary impairment loss of $6.4 million, of which $2.2 million has been recognized in other comprehensive loss, and $4.2 million has been recognized in earnings (in prior periods). The following table presents a roll-forward of the credit loss component amount of OTTI recognized in earnings:

(in thousands)
Amount recognized through December 31, 2010	$3,468
Additions:
Initial credit impairments	—
Subsequent credit impairments	732

Amount recognized through March 31, 2011	$4,200

Management has evaluated each of these securities for potential impairment under ASC 325 “Investments-Other” and the most recently issued related guidance, and has reviewed each of the issues’ collateral participants’ most recent earnings, capital and loan loss reserve levels, and non-performing loan levels to estimate a future deferral and default rate in basis points for the remaining life of each security. As of March 31, 2011, we used 25 basis points for PreTSLs VI and X following an internal credit assessment of one bank holding company whose issues were significant in relationship to the totals outstanding in each pool. The result was a down grading of that issuer from deferral to default. We used 75 basis points for PreTSL XXVI and 25 basis points for PreTSL XXVII in expected deferrals and defaults as a percentage of remaining collateral for future periods. In performing a detailed present value cash flow analysis for each security, the deferral and default rate was treated the same. If this analysis results in a present value of expected cash flows that is less than the amortized cost basis of a security (that is, a credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is considered temporary. The cash flow analysis we performed used discount rates equal to the credit spread at the time of purchase for each security and then added the current 3-month LIBOR spot rate. The analysis also assumed 15% recoveries on deferrals after two years and prepayments of 1% per year on each security. As of March 31, 2011, there were 3 out of 5 performing issuers in PreTSL VI, 34 out of 54 in PreTSL X, 50 out of 74 in PreTSL XXVI, and 36 out of 49 in PreTSL XXVII.

Our investment in Federal Home Loan Bank (“FHLB”) stock totaled $6.0 million at March 31, 2011. FHLB stock is generally viewed as a long-term investment and as a restricted security, which is carried at cost, because there is no market for the stock, other than FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of repurchases of excess stock in 2010, in light of the FHLB’s consistent payment of dividends in 2010 and consistent net income since the quarter ended June 30, 2009 through the first quarter of 2011, we do not consider this investment to be other-than-temporarily impaired at March 31, 2011, and no impairment has been recognized. FHLB stock is shown in restricted stocks on the Consolidated Balance Sheets and is not part of the available-for-sale securities portfolio.

3.	Loans

Major classes of loans, excluding loans held-for-sale, are summarized at March 31, 2011 and December 31, 2010 as follows (dollars in thousands):

	March 31, 2011	December 31, 2010
Commercial	$226,845	$218,600
Real estate 1-to-4 family residential:
Permanent first and second	265,696	269,514
Home equity loans and lines	126,413	131,397

Total Real estate 1-to-4 family residential	$392,109	$400,911
Real estate multi-family residential	89,771	77,316
Real estate non-farm/non-residential:
Owner occupied	462,744	464,368
Non-owner occupied	651,729	674,448

Total Real estate non-farm/non-residential	$1,114,473	$1,138,816
Real estate construction:
Residential	165,547	177,582
Commercial	180,544	187,028

Total Real estate construction	$346,091	$364,610
Consumer	10,650	12,557
Farmland	2,456	2,418

Total Loans	$2,182,395	$2,215,228

Less unearned income	3,621	3,195
Less allowance for loan losses	56,465	62,442

Loans, net	$2,122,309	$2,149,591

Classes of loans by risk rating as of March 31, 2011, excluding loans held-for-sale, are summarized as follows (dollars in thousands):

Internal Risk Rating Grades	Pass	Watch	Special Mention	Substandard	Doubtful	Total Loans

Commercial	$147,967	$41,806	$4,353	$30,575	$2,144	$226,845
Real estate 1-to-4 family residential:
Permanent first and second	212,875	18,700	7,392	26,729	—	265,696
Home equity loans and lines	110,532	5,359	1,646	8,621	255	126,413

Total real estate 1-to-4 family residential	$323,407	$24,059	$9,038	$35,350	$255	$392,109
Real estate multi-family residential	73,053	16,223	495	—	—	89,771
Real estate non-farm/non-residential:
Owner occupied	358,709	55,031	16,700	32,304	—	462,744
Non-owner occupied	433,978	141,492	12,343	63,916	—	651,729

Total Real estate non-farm/non-residential	$792,687	$196,523	$29,043	$96,220	$—	$1,114,473
Real estate construction:
Residential	52,595	30,994	26,008	55,950	—	165,547
Commercial	55,863	68,415	28,000	28,266	—	180,544

Total Real estate construction	$108,458	$99,409	$54,008	$84,216	$—	$346,091
Consumer	10,229	212	37	172	—	10,650
Farmland	2,456	—	—	—	—	2,456

Total	$1,458,257	$378,232	$96,974	$246,533	$2,399	$2,182,395

Classes of loans by risk rating as of December 31, 2010, excluding loans held-for-sale, are summarized as follows (dollars in thousands):

Internal Risk Rating Grades	Pass	Watch	Special Mention	Substandard	Doubtful	Total Loans

Commercial	$135,287	$34,544	$16,332	$30,305	$2,132	$218,600
Real estate 1-to-4 family residential:
Permanent first and second	214,844	12,832	14,294	25,944	1,600	269,514
Home equity loans and lines	113,600	6,685	1,736	9,118	258	131,397

Total real estate 1-to-4 family residential	$328,444	$19,517	$16,030	$35,062	$1,858	$400,911
Real Estate - multi-family residential	62,651	14,665	—	—	—	77,316
Real Estate Non-farm/Non-residential:
Owner Occupied	351,744	46,026	27,652	38,946	—	464,368
Non-Owner Occupied	455,172	122,993	36,997	59,286	—	674,448

Total Real Estate Non-farm/Non-residential	$806,916	$169,019	$64,649	$98,232	$—	$1,138,816
Real Estate Construction:
Residential	55,646	34,123	34,649	53,164	—	177,582
Commercial	52,286	52,006	52,169	30,567	—	187,028

Total Real Estate Construction	$107,932	$86,129	$86,818	$83,731	$—	$364,610
Consumer	12,153	170	67	167	—	12,557
Farmland	2,418	—	—	—	—	2,418

Total	$1,455,801	$324,044	$183,896	$247,497	$3,990	$2,215,228

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

Special Mention. Loans in this category have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses can result in deteriorating prospects for the asset or in the institution’s credit position at some future date. Other assets especially mentioned (“OAEMs”) are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

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

As of March 31, 2011 and 2010, there were $270 thousand and $230 thousand, respectively, in checking account overdrafts that were reclassified on the consolidated balance sheets as loans.

4.	Allowance for Loan Losses

An analysis of the allowance for loan losses for the three months ended March 31, 2011, and the year ended December 31, 2010 is shown below (dollars in thousands):

	March 31, 2011	December 31, 2010
Allowance, at beginning of period	$62,442	$65,152
Provision charged against income	5,843	20,594
Recoveries added to reserve	311	4,174
Losses charged to reserve	(12,131)	(27,478)

Allowance, at end of period	$56,465	$62,442

Allowance for Loan Losses - By Segment (dollars in thousands) For the three months ended March 31, 2011	Commercial	Non-Farm, Non-Res. Real Estate	Real Estate Construction	Consumer	Real Estate 1-4 Family Residential	Real Estate Multi- Family	Farmland	Unallocated	Total
2011 Allowance for credit losses:
Beginning Balance	$9,972	$16,453	$26,584	$373	$8,337	$619	$63	$41	$62,442
Charge-offs	(639)	(1,587)	(7,557)	(18)	(2,330)	—	—	—	(12,131)
Recoveries	245	3	51	8	4	—	—	—	311
Provision	(24)	321	1,880	18	3,584	99	18	(53)	5,843

Ending Balance	$9,554	$15,190	$20,958	$381	$9,595	$718	$81	$(12)	$56,465

Ending Balance:
Individually evaluated for impairment	$4,000	$8,052	9,740	$67	$4,446	$—	$—	$—	$26,305
Collectively evaluated for impairment	5,554	7,138	11,218	314	5,149	718	81	(12)	30,160

Financing Receivables:
Ending Balance	$226,845	$1,114,473	$346,091	$10,650	$392,109	$89,771	$2,456	$—	$2,182,395

Ending Balance:
Individually evaluated for impairment	32,719	100,697	89,644	176	36,313	—	—	—	259,549
Collectively evaluated for impairment	$194,126	$1,013,776	$256,447	$10,474	$355,796	$89,771	$2,456	$—	$1,922,846

Allowance for Loan Losses - By Segment (dollars in thousands) For the twelve months December 31, 2010	Commercial	Non-Farm, Non-Res. Real Estate	Real Estate Construction	Consumer	Real Estate 1-4 Family Residential	Real Estate Multi- Family	Farmland	Unallocated	Total
2010 Allowance for credit losses:

Ending Balance	$9,972	$16,453	$26,666	$373	$8,337	$619	$63	$(41)	$62,442

Ending Balance:
Individually evaluated for impairment	4,009	9,689	14,999	60	3,423	—	—	—	32,180
Collectively evaluated for impairment	5,963	6,764	11,667	313	4,914	619	63	(41)	30,262

Financing Receivables:
Ending Balance	$218,600	$1,138,816	$364,610	$12,557	$400,911	$77,316	$2,418	$—	$2,215,228

Ending Balance:
Individually evaluated for impairment	33,660	105,756	90,444	167	37,628	—	—	—	267,655
Collectively evaluated for impairment	$184,940	$1,033,060	$274,166	$12,390	$363,283	$77,316	$2,418	$—	$1,947,573

Information about impaired loans as of and for the three months ended March 31, 2011 and the year ended December 31, 2010 is as follows (dollars in thousands):

	March 31, 2011	December 31, 2010
Non-accrual loans for which a specific allowance has been provided	$30,128	$27,717
Non-accrual loans for which no specific allowance has been provided	24,481	29,441
Other impaired loans for which a specific allowance has been provided	86,309	93,227
Other impaired loans for which no specific allowance has been provided	118,631	117,270
Total impaired loans	$259,549	$267,655

Allowance provided for impaired loans, included in the allowance for loan losses	$26,305	$32,180

Average balance in impaired loans	$259,533	$254,014

Interest income recognized	$2,981	$10,977

A loan’s past due status is based on the contractual due date of the most delinquent payment due. Loans are generally placed on non-accrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest. For those loans that are carried on non-accrual status, payments are first applied to principal outstanding. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed. These policies are applied consistently across our loan portfolio.

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired. At March 31, 2011, the Company had $29.8 million in real estate construction, $5.5 million in real estate permanent one-to-four- family, $46.5 million in non-farm/non-residential and $10.1 million in commercial that were modified in troubled debt restructurings and considered impaired. Included in this amount of $91.9 million, the Bank had troubled debt restructurings that were performing in accordance with their modified terms of $87.2 million at March 31, 2011.

Information about past due loans and impaired loans as of March 31, 2011 and December 31, 2010, is as follows (dollars in thousands):

March 31, 2011 Non Accrual and Past Due by Class	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current(1)	Total Loans	90+ Days Past Due and Still Accruing	Non- Accrual Loans
Commercial	$1,105	$254	$4,866	$6,225	$220,620	$226,845	$—	$5,622
Real estate 1-to-4 family residential:
Home equity loans and lines	89	—	2,610	2,699	123,714	126,413	—	3,325
Permanent first and second	2,271	853	949	4,073	261,623	265,696	—	2,781

Total real estate 1-to-4 family residential	$2,360	$853	$3,559	$6,772	$385,337	$392,109	$—	$6,106
Real estate multi-family residential	—	495	—	495	89,276	89,771	—	—
Real estate nonfarm/nonresidential:
Owner occupied	—	—	8,553	8,553	454,191	462,744	25	8,016
Non-owner occupied	1,593	4,347	1,079	7,019	644,710	651,729	—	1,988

Total real estate nonfarm/nonresidential	$1,593	$4,347	$9,632	$15,572	$1,098,901	$1,114,473	$25	$10,004
Real estate-construction
Residential	968	951	16,241	18,160	147,387	165,547	—	24,234
Commercial	—	3,154	5,472	8,626	171,918	180,544	—	8,625

Total Real estate construction	$968	$4,105	$21,713	$26,786	$319,305	$346,091	$—	$32,859
Consumer	63	—	—	63	10,587	10,650	—	18
Farmland	—	—	—	—	2,456	2,456	—	—

Total Loans	$6,089	$10,054	$39,770	$55,913	$2,126,482	$2,182,395	$25	$54,609

(1)	For the purposes of this table, loans 1-29 days past due are included in the balance of “Current” loans.

December 31, 2010 Non Accrual and Past Due by Class	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current(1)	Total Loans	90+ Days Past Due and Still Accruing	Non- Accrual Loans
Commercial	$2,642	$157	$3,542	$6,341	$212,259	$218,600	$—	$3,719
Real estate 1-to-4 family residential:
Home equity loans and lines	734	4,028	4,631	9,393	260,121	269,514		5,285
Permanent first and second	2,225	679	1,472	4,376	127,021	131,397	242	1,529

Total real estate 1-to-4 family residential	$2,959	$4,707	$6,103	$13,769	$387,142	$400,911	$242	$6,814
Real estate multi-family residential	—	—	—	—	77,316	77,316	—	—
Real estate nonfarm, nonresidential:
Owner occupied	1,909	—	8,942	10,851	453,517	464,368	—	8,942
Non-owner occupied	—	—	4,114	4,114	670,334	674,448	—	4,114

Total real estate nonfarm/nonresidential	$1,909	$—	13,056	$14,965	$1,123,851	$1,138,816	$—	13,056
Real estate-construction
Residential	—	—	27,189	27,189	150,393	177,582	—	27,189
Commercial	—	—	6,361	6,361	180,667	187,028	—	6,361

Total Real estate-construction	$—	$—	$33,550	$33,550	$331,060	$364,610	$—	33,550
Consumer	347	—	19	366	12,191	12,557	—	19
Farmland	—	—	—	—	2,418	2,418	—	—

Total Loans	$7,857	$4,864	$56,270	$68,991	$2,146,237	$2,215,228	$242	$57,158

(1)	For the purposes of this table, loans 1-29 days past due are included in the balance of “Current” loans.

Impaired Loans as of 3/31/2011	Recorded Investment (Bank Balance)	Unpaid Principal Balance (Customer Balance)	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$16,592	$16,674	$—	$20,323	$233
Real estate 1-4 family
Home equity loans and lines	3,670	3,671	—	3,774	190
Permanent first and second	15,257	15,363	—	16,500	43
Real estate multi-family residential	—	—	—	—	—
Real estate non-farm/non-residential
Owner occupied	31,906	32,223	—	34,018	391
Non-owner occupied	30,435	30,440	—	30,129	346
Real estate construction
Residential	16,227	17,068	—	15,135	174
Commercial	29,020	29,020	—	22,290	256
Consumer	5	5	—	13	—

With an allowance recorded:
Commercial	$16,127	$16,146	$4,000	$12,865	$148
Real estate 1-4 family
Home equity loans and lines	5,015	5,047	924	5,257	60
Permanent first and second	12,371	12,406	3,522	11,440	131
Real estate multi-family residential	—	—	—	—	—
Real estate non-farm/non-residential
Owner occupied	3,765	3,777	768	5,555	64
Non-owner occupied	34,591	34,591	7,284	32,183	370
Real estate construction
Residential	39,723	39,747	9,383	39,774	457
Commercial	4,674	4,674	357	10,117	116
Consumer	171	173	67	160	2

Total:
Commercial	$32,719	$32,820	$4,000	$33,188	$381
Real estate 1-4 family	36,313	36,487	4,446	36,971	424
Real estate multi-family residential	—	—	—	—	—
Real estate non-farm/non-residential	100,697	101,031	8,052	101,885	1,171
Construction	89,644	90,509	9,740	87,316	1,003
Consumer	176	178	67	173	2
Total Impaired Loans	$259,549	$261,025	$26,305	$259,533	$2,981

Impaired Loans as of 12/31/10	Recorded Investment (Bank Balance)	Unpaid Principal Balance (Customer Balance)	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$24,054	$30,794	$—	$14,916	$645
Real estate 1-4 family
Home equity loans and lines	3,878	3,878	—	2,846	123
Permanent first and second	17,743	20,462	—	13,852	599
Real estate multi-family residential	—	—	—	799	35
Real estate non-farm/non-residential
Owner occupied	36,130	36,738	—	26,259	1,135
Non-owner occupied	29,823	30,734	—	23,124	999
Real estate construction
Residential	14,042	19,947	—	20,069	867
Commercial	21,020	21,070	—	14,300	618
Consumer	21	21	—	30	1

With an allowance recorded:
Commercial	$9,602	$9,614	$4,009	$15,180	$656
Real estate 1-4 family
Home equity loans and lines	5,498	5,634	1,187	4,367	189
Permanent first and second	10,508	10,925	2,236	12,024	520
Real estate multi-family residential	—	—	—	—	—
Real estate non-farm/non-residential
Owner occupied	7,345	8,211	2,197	9,409	407
Non-owner occupied	32,459	32,831	7,492	31,090	1,344
Real estate construction
Residential	39,824	47,602	10,071	48,009	2,079
Commercial	15,559	17,959	4,928	17,398	752
Consumer	149	151	60	257	11

Total:
Commercial	$33,660	$40,408	$4,009	$30,096	$1,301
Real estate 1-4 family	37,628	40,899	3,423	33,088	1,430
Real estate multi-family residential	—	—	—	799	35
Real estate non-farm/non-residential	105,756	108,081	9,689	89,880	3,884
Construction	90,444	107,011	14,999	99,865	4,316
Consumer	167	248	60	287	12
Total Impaired Loans	$267,655	$296,647	$32,180	$254,014	$10,977

In performing a specific reserve analysis on all impaired loans as of March 31, 2011, current third party appraisals were used with respect to approximately 60% of impaired loans to assist with the evaluation of collateral values for the purpose of establishing specific reserves. When a loan is identified as impaired and collateral dependent, a current evaluation of collateral value via third party appraisal or other valuation methodology is conducted within the calendar quarter of identification when possible, but not less than 90 days after identification. Charge-offs and specific reserves are established upon determination of collateral value. During the interim between identification of an impaired loan and receipt of a current appraisal of the related collateral, specific reserves are established based upon interim methodologies including discounted cash flow analysis, tax assessment values and review of market comparables. In general, variances between charge-offs and fair value of collateral is limited to estimates of projected costs of sale. Costs of sale are estimated at 10% of value. Partially charged-off loans remain non-performing until such time as a viable restructuring plan is developed. Upon execution of a forbearance agreement including modified terms, an impaired loan will be re-classified from non-performing to a troubled debt restructuring, but will continue to be identified as impaired until the loan performs under the modified terms for the remainder of the calendar year in which it was restructured, but not less than 90 days. As noted above, in the majority of cases, external appraisals are used to establish fair value of the related collateral. In the interim prior to receipt of a current appraisal or in those situations where a current appraisal is not deemed practical or necessary, discounted cash flow analysis, tax assessment values, review of market comparables and other methodologies are used to establish fair value. Impaired loans which do not have a specific reserve are those loans which have been identified to have sufficient collateral coverage, based upon the fair value of collateral, to repay the entire principal balance due from collateral liquidation.

5.	Earnings Per Common Share

The following shows the weighted average number of shares used in computing earnings per common share and the effect on the weighted average number of shares of dilutive potential common stock. As of March 31, 2011, and 2010, there were 4,556,525 and 3,568,224 anti-dilutive stock options and warrants outstanding, respectively.

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic earnings per common share	29,264,610	$0.13	26,933,923	$0.12
Effect of dilutive securities:
Stock options and warrants	1,139,478		1,076,955

Diluted earnings per common share	30,404,088	$0.12	28,010,878	$0.11

6.	Stock Compensation Plan

At March 31, 2011, the Company had two stock-based compensation plans, the 1998 Stock Option Plan and the Company’s 2010 Equity Plan (the “2010 Plan”). The 2010 Plan replaced the 1998 Stock Option Plan and as such no further options may be granted under the 1998 Stock Option Plan. Included in salaries and employee benefits expense for the three months ended March 31, 2011 and 2010, is $132 thousand and $162 thousand, respectively, of stock-based compensation expense which is based on the estimated fair value of 1,038,618 options granted between January 2006 and March 2011, as adjusted for stock dividends, amortized on a straight-line basis over a five year requisite service period. As of March 31, 2011, there was $1.4 million remaining of total unrecognized compensation expense related to these option awards which will be recognized over the remaining requisite service periods.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2011 and 2010:

	2011		2010
Expected volatility	32.21%		30.59%
Expected dividends	0.00%		0.00%
Expected term (in years)	7.2		7.2
Risk-free rate	2.71	% to 2.81%	2.04	% to 3.50%

Stock option plan activity for the three months ended March 31, 2011, is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	1,685,178	$8.69
Granted	167,327	6.06
Exercised	(134,389)	1.54
Forfeited	(7,940)	12.44

Outstanding at March 31, 2011	1,710,176	$8.98	4.8 years	$—
Exercisable at March 31, 2011	1,292,435	$9.56	3.6 years	$—

The total value of in-the-money options exercised during the three months ended March 31, 2011 was $590 thousand.

Restricted stock awards generally vest in equal installments over five years. The compensation expense associated with these awards is based on the grant date fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service period.

A summary of the nonvested restricted stock activity under the 2010 Plan for the three months ended March 31, 2011 is summarized below:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Non-vested at the beginning of year	9,335	$6.65
Granted	29,413	6.00
Vested	—	—
Forfeited	—	—

Non-vested at end of the year	38,748	$6.16	$222,414

We recognized share-based compensation expense associated with shares of restricted stock of $11 thousand for the three months ended March 31, 2011.

7.	Capital Requirements

A comparison of the March 31, 2011 capital ratios of the Company and its wholly-owned subsidiary, Virginia Commerce Bank (the “Bank”), with the minimum regulatory guidelines is as follows:

	Actual Capital	Minimum Capital Requirements	Minimum to be “Well-Capitalized” Under Prompt Corrective Action Provisions
Total Risk-Based Capital:
Company	15.21%	8.00%	—
Bank	14.82%	8.00%	10.00%

Tier 1 Risk-Based Capital:
Company	13.96%	4.00%	—
Bank	13.57%	4.00%	6.00%

Leverage Ratio:
Company	11.48%	4.00%	—
Bank	11.16%	4.00%	5.00%

8.	Other Borrowed Funds and Lines of Credit

The Bank maintains a $435.9 million line of credit with the FHLB of Atlanta. The interest rate and term of each advance from the line is dependent upon the advance and commitment type. Advances on the line are secured by all of the Bank’s qualifying first liens and home equity lines-of-credit on one-to-four unit single-family dwellings. As of March 31, 2011, the book value of these qualifying loans totaled approximately $239.4 million and the amount of available credit using this collateral was $109.3 million. Advances on the line of credit in excess of this amount require pledging of additional assets, including other types of loans and investment securities. As of March 31, 2011 and December 31, 2010, the Bank had $25.0 million in advances outstanding that mature on September 21, 2012, but are callable by the FHLB on any quarterly interest payment date. The Bank has additional short-term lines of credit totaling $47.0 million with nonaffiliated banks at March 31, 2011, on which there were no amounts outstanding.

9.	Trust Preferred Capital Notes

On December 19, 2002, the Company completed a private placement issuance of $15.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust II) which issued $470 thousand in common equity to the Company. These securities bear a floating rate of interest, adjusted semi-annually, of 330 basis points over six month LIBOR, which as of May 9, 2011 was 3.76%. These securities have been callable at par since December 30, 2007, on any semi-annual interest payment date, but have not been redeemed to date. On December 20, 2005, the Company completed a private placement of $25.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust III) which issued $774 thousand in common equity to the Company. These securities had a fixed rate of interest of 6.19% until February 23, 2011, at which time they converted to a floating rate, adjusted quarterly, of 142 basis points over three month LIBOR, which as of May 9, 2011 was 1.73%. These securities became callable at par beginning February 23, 2011.

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

On December 12, 2008, the Company entered into a Letter Agreement (“Agreement”) with the United States Department of the Treasury (“Treasury”) under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, whereby the Company issued and sold to the Treasury 71,000 shares of fixed rate cumulative perpetual preferred stock with a par value of $1.00 and a liquidation amount of $1,000 per share, for a total price of $71.0 million. In addition, the Treasury received a warrant to purchase 2,696,203 shares of the Company’s common stock at an exercise price of $3.95 per share. Subject to certain restrictions, the preferred stock and the warrant are transferable by the Treasury. The allocated carrying values at March 31, 2011, of the preferred stock and the warrant, based on their relative fair values, were $62.5 million and $8.5 million, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This management’s discussion and analysis and other portions of this report, contain forward-looking statements within the meaning of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies, including but not limited to our outlook on earnings, and statements regarding asset quality, concentrations of credit risk, the adequacy of the allowance for loan losses, projected growth, capital position, our plans regarding and expected future levels of our non-performing assets, business opportunities in our markets, strategic initiatives to capitalize on those opportunities and general economic conditions. When we use words such as “may,” “will,” “anticipates,” “believes,” “expects,” “plans,” “estimates,” “potential,” “continue,” “should,” and similar words or phrases, you should consider them as identifying forward-looking statements. These forward-looking statements are not guarantees of future performance. These statements are based upon current and anticipated economic conditions, nationally and in the Company’s market, interest rates and interest rate policy, competitive factors, and other conditions which by their nature, are not susceptible to accurate forecast, and are subject to significant uncertainty. Because of these uncertainties and the assumptions on which this discussion and the forward-looking statements are based, actual future operations and results may differ materially from those indicated herein.

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

Other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements are discussed under “Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

Readers are cautioned against placing undue reliance on any such forward-looking statements. The Company disclaims any obligation to update or revise publicly or otherwise any forward-looking statements to reflect subsequent events, new information or future circumstances.

Non-GAAP Presentations

The Company prepares its financial statements under accounting principles generally accepted in the United States, or “GAAP”. However, this financial report also refers to certain non-GAAP financial measures that we believe, when considered together with GAAP financial measures, provide investors with important information regarding our operational performance. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

Core operating earnings is a non-GAAP financial measure that reflects net income excluding taxes, loan loss provisions, losses on other real estate owned (also referred to as “OREO” or “foreclosed properties”), impairment losses on securities and gain on sale of securities. These excluded items are difficult to predict and we believe that core operating earnings provides the Company and investors with a valuable measure of the performance of the Company’s operational performance and a valuable tool to evaluate the Company’s financial results. Calculation of core operating earnings for the three months ended March 31, 2011 and March 31, 2010 is as follows:

	Three Months Ended March 31,
(in thousands)	2011	2010

Net Income	$4,966	$4,469
Adjustments to net income:
Provision for loan losses	5,843	4,238
Loss on other real estate owned	156	918
Impairment loss on securities	732	851
Gain on sale of securities	(503)	—
Provision for income taxes	2,400	2,009

Core Operating Earnings	$13,594	$12,485

The adjusted efficiency ratio is a non-GAAP financial measure that is computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income before impairment losses on securities and gain on sale of securities. We believe that this measure provides investors with important information about our operating efficiency. Comparison of our adjusted efficiency ratio with those of other companies may not be possible because other companies may calculate the adjusted efficiency ratio differently. Calculation of the adjusted efficiency ratio for the three months ended March 31, 2011 and March 31, 2010 is as follows:

	Three Months Ended March 31,
(in thousands)	2011	2010

Summary Operating Results:
Non-interest expense	$14,450	$14,707

Net interest income	$26,183	$24,816
Non-interest income	1,476	607
Impairment loss on securities	732	851
Gain on sale of securities	(503)	—

Total	$27,888	$26,274

Efficiency Ratio, adjusted	51.1%	55.4%

The tangible common equity ratio is a non-GAAP financial measure representing the ratio of tangible common equity to tangible assets. Tangible common equity and tangible assets are non-GAAP financial measures derived from GAAP-based amounts. We calculate tangible common equity for the Company by excluding the balance of intangible assets and outstanding preferred stock issued to the U.S. Treasury from total stockholders’ equity. We calculate tangible assets by excluding the balance of intangible assets from total assets. We had no intangible assets for the periods presented. We believe that this is consistent with the treatment by bank regulatory agencies, which exclude intangible assets from the calculation of regulatory capital ratios. Accordingly, we believe that these non-GAAP financial measures provide information that is important to investors and that is useful in understanding our capital position and ratios. However, these non-GAAP financial measures are supplemental and are not substitutes for an analysis based on a GAAP measure. As other companies may use different calculations for non-GAAP measures, our presentation may not be comparable to other similarly titled measures reported by other companies. Calculation of the Company’s tangible common equity ratio as of March 31, 2011, March 31, 2010, and December 31, 2010 is as follows:

	As of March 31,		December 31,
(in thousands)	2011	2010	2010
Tangible common equity:
Total stockholders’ equity	$253,373	$224,259	$245,594

Less:
Outstanding TARP senior preferred stock	65,873	64,356	65,445
Intangible assets	—	—	—
Tangible common equity	$187,500	$159,903	$180,149

Total tangible assets	$2,783,633	$2,803,004	$2,741,648

Tangible common equity ratio	6.74%	5.70%	6.57%

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

Critical Accounting Policies

For the period ended March 31, 2011, there were no changes in the Company’s critical accounting policies as reflected in the Company’s most recent annual report.

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

The Company’s 1998 Stock Option Plan (the “1998 Plan”), which is stockholder-approved, permitted the grant of share options to its directors and officers for up to 2.3 million shares of common stock. The Company’s 2010 Equity Plan (the “2010 Plan”), which is also stockholder-approved and replaces the 1998 Plan, permits the grant of share-based awards in the form of stock options, stock appreciation rights, restricted and unrestricted stock, performance units, options and other awards to its directors, officers and employees for up to 1.5 million shares of common stock. To date, the Company has granted stock options and restricted stock under the 2010 Plan. The Company also has option awards outstanding under the 1998 Plan, but since May 2, 2010, the effective date of the 2010 Plan, no new awards can be granted under the 1998 Plan. The Company recognizes expense for its share-based compensation based on the fair value of the awards that are granted.

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant, generally vest based on 5 years of continuous service and have 10-year contractual terms. The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model that currently uses historical volatility of the Company’s stock based on a 7.2 year expected term, before exercise, for the options granted, and a risk-free interest rate based on the United States Department of the Treasury (the “Treasury”) curve in effect at the time of the grant to estimate total stock-based compensation expense. This amount is then amortized on a straight-line basis over the requisite service period, currently 5 years, to salaries and benefits expense. Restricted stock awards generally vest in equal installments over 5 years. The compensation expense associated with these awards is based on the grant date fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized ratably over the requisite service period. See Note 6 to the Consolidated Financial Statements for additional information regarding the plans and related expense.

On a quarterly basis the Company reviews any securities which are considered to be impaired as defined by accounting guidance, to determine if the impairment is deemed to be other-than-temporary. If it is determined that the impairment is other-than-temporary, i.e. impaired because of credit issues rather than interest rate, the investment is written down through the Consolidated Statements of Income in accordance with accounting guidance. See Note 2 to the Consolidated Financial Statements for additional information regarding security impairments deemed to be other than temporary.

Results of Operations

For the three months ended March 31, 2011, the Company recorded net income of $5.0 million. After an effective dividend of $1.3 million to the U.S. Treasury on preferred stock, the Company reported net income to common stockholders of $3.7 million, or $0.12 per diluted common share, compared to net income to common shareholders of $3.2 million, or $0.11 per diluted common share in the first quarter of 2010. The year-over-year earnings improvement was largely attributable to a 5.5% increase in net interest income over the previous year, which was principally due to reduced interest expenses as more fully described below. However, the Company’s net income was negatively impacted primarily by provisions for loan losses and an impairment loss on securities of $732 thousand.

Total assets increased $42.0 million, or 1.5%, from $2.74 billion at December 31, 2010, to $2.78 billion at March 31, 2011, as total deposits grew $9.8 million, or 0.4%, from $2.25 billion to $2.26 billion. Loans, net of allowance for loan losses, decreased $27.3 million or 1.3% from $2.15 billion on December 31, 2010 to $2.12 billion on March 31, 2011. Non-farm, non-residential real estate loans decreased $9.5 million, or 0.8%, multifamily real estate loans increased $17.2 million, or 23.7%, acquisition, development and construction (“ADC”) loans fell by $76.2 million, or 18.1%, and commercial and industrial (“C&I”) loans were up $2.3 million, or 1.0%. Loan production has been negatively impacted over the last year by lower economic activity and demand for credit in both the business and consumer sectors, a reallocation of lending personnel to problem loan identification and resolution, a strategic decision to restrict acquisition, development and construction lending and an increased emphasis on deposit generation and non-credit products. Lending efforts in 2011 are being focused on building greater market share in commercial lending, especially in sectors forecast for growth, such as government contract lending, professional practices and associations and select service industries, with strategic hiring, marketing campaigns, calling efforts and sales management restructuring. Progress with this strategy was evident in the first quarter of 2011 with commercial loans increasing $8.2 million sequentially, while ADC loans and non-farm, non-residential non-owner occupied loans decreased $18.5 million and $22.7 million, respectively. Additionally, efforts to grow multi-family residential loans, considered to be a strong local asset class, were successful with a sequential increase of $12.5 million.

For the quarter ended March 31, 2011, total deposits increased $9.8 million or 0.4% from $2.25 billion to $2.26 billion with demand deposits increasing $25.6 million or 9.7%, savings and interest-bearing demand accounts decreasing $13.9 million or 1.2% and time deposits decreasing $1.9 million of 0.3%. While opportunities for balance sheet growth have been limited in recent periods, the Company has focused on improving deposit mix. Demand deposit growth has been the top priority, with the year-over-year increase in demand deposits primarily due to the successful efforts of the Company’s team of eight business development officers, who are focused on acquisition and retention of commercial operating funds, treasury management services and other related cross-sales. In other deposit categories, strategic pricing and customer preference for liquidity has resulted in a desired reduction in time deposits and an increase in NOW, savings and money market accounts. The decline in time deposits as a percentage of total deposits, now at 34.5%, is generally complete as evidenced by sequential results. At March 31, 2011 and December 31, 2010, the Bank had no brokered certificates of deposit, down from $80.1 million at March 31, 2010.

As noted, for the three months ended March 31, 2011, the Company recorded net income to common stockholders of $3.7 million compared to $3.2 million for the three months ended March 31, 2010, as net interest income increased $1.4 million, or 5.5%, non-interest income increased $869 thousand, non-interest expense decreased $257 thousand, or 1.75% and provisions for loan losses were up $1.6 million. The Company’s return on average assets and return on average equity were 0.73% and 8.09% for the three months ended March 31, 2011, compared to 0.65% and 8.16% for the same period in 2010.

On March 31, 2011, the Company issued 426,000 shares of its common stock at a price of $5.87 per share in a registered direct placement with a Company director for total gross proceeds of approximately $2.5 million. In addition, the Company issued to the investor warrants exercisable for shares of common stock, which, if fully exercised, would provide an additional $4.8 million in gross proceeds to the Company. The warrants each have an exercise price of $5.62 per share. The Series A warrants, exercisable for a total of 426,000 shares of common stock, are exercisable for a period of seven months following the closing date. The Series B warrants, also exercisable for a total of 426,000 shares of common stock, are exercisable for a period of twelve months following the closing date.

On September 29, 2010, the Company issued 1,904,766 shares of its common stock at a price of $5.25 per share in a registered direct placement with several institutional investors for total gross proceeds of $10.0 million. In addition, the Company issued to the investors warrants exercisable for shares of common stock, which, if fully exercised, would provide an additional $11.4 million in gross proceeds to the Company. The warrants each have an exercise price of $6.00 per share, which represents a 14.3% premium to the offering price of the shares of common stock sold in the registered direct placement. The Series A warrants, exercisable for a total of 952,383 shares of common stock, are exercisable for a period of seven months following the closing date. On April 29, 2011, 130,851 of the Series A warrants were exercised resulting in approximately $746 thousand in additional capital while 821,532 Series A warrants expired under the original terms. The Series B warrants, also exercisable for a total of 952,383 shares of common stock, are exercisable for a period of twelve months following the closing date.

Stockholders’ equity increased $7.8 million, or 3.2%, from $245.6 million at December 31, 2010, to $253.4 million at March 31, 2011, with approximately $2.5 million in net proceeds from the above referenced stock issuances, net income to common stockholders of $3.7 million over the three-month period, a $824 thousand decrease in other comprehensive losses related to the investment securities portfolio, and $243 thousand million in proceeds and tax benefits related to the exercise of options by the Company’s directors and officers, and stock option expense credits. As a result of these changes, the Company’s Tier 1 Capital ratio increased from 13.20% at December 31, 2010, to 13.96% at March 31, 2011, and its total qualifying capital ratio increased from 14.45% to 15.21%. The Bank’s ratios increased by similar levels. Sequentially, the Company’s tangible common equity ratio is up 17 basis points from December 31, 2010, to 6.74% as of March 31, 2011.

Net Interest Income

Net interest income is the excess of interest earned on loans and investments over the interest paid on deposits and borrowings and is the Company’s primary revenue source. Net interest income is thereby affected by overall balance sheet growth, changes in interest rates and changes in the mix of investments, loans, deposits and borrowings. Net interest income for the first quarter of 2011 of $26.2 million was up $1.4 million, or 5.5%, over the same quarter last year, as the net interest margin increased from 3.79% in the first quarter of 2010 to 3.99% for the same period in 2011. On a sequential basis, the margin was up three basis points. The year-over-year increase in the net interest margin was driven by lower deposit costs due to significant reductions in the level of time deposits, and increased levels of demand deposits and lower rate interest-bearing transaction accounts. Also, the average rate paid on savings and time deposits decreased significantly from the three-months ended March 31, 2010 to the same period 2011. As a result, the average cost of interest-bearing deposits fell from 1.88% in the first quarter of 2010, to 1.44% in the current period, while the yield on interest-earning assets declined twenty basis points from 5.59% to 5.39%. Management anticipates the net interest margin will range between 3.7% and 4.0% over the next two quarters, but may come under some pressure later in the year if short-term interest rates begin to rise.

The following table shows the average balance sheets for each of the three months ended March 31, 2011 and 2010. In addition, the amounts of interest earned on interest-earning assets, with related yields on a tax-equivalent basis, and interest expense on interest-bearing liabilities, with related rates, are shown. Loans placed on a non-accrual status are included in the average balances. Net loan fees and late charges included in interest income on loans totaled $687 thousand and $747 thousand for the three months ended March 31, 2011 and 2010, respectively.

	Three Months Ended March 31,
	2011			2010
(Dollars in thousands)	Average Balance	Interest Income- Expense	Average Yields / Rates	Average Balance	Interest Income- Expense	Average Yields / Rates
Assets
Securities (1)	$406,103	$3,453	3.59%	$338,138	$3,706	4.55%
Restricted stock	11,752	96	3.31%	11,752	88	3.00%
Loans, net of unearned income (2)	2,203,117	31,923	5.89%	2,280,980	32,905	5.86%
Interest-bearing deposits in other banks	388	—	0.13%	98	—	0.04%
Federal funds sold	67,622	45	0.27%	48,732	28	0.23%

Total interest-earning assets	$2,688,982	$35,517	5.39%	$2,679,700	$36,727	5.59%
Other assets	84,679			93,712

Total Assets	$2,773,661			$2,773,412

Liabilities and Stockholders’ Equity
Interest-bearing deposits:
NOW accounts	$321,564	$653	0.82%	$281,142	$812	1.17%
Money market accounts	177,183	469	1.07%	146,609	492	1.36%
Savings accounts	692,647	1,916	1.12%	603,703	2,497	1.68%
Time deposits	783,462	3,985	2.06%	1,002,008	5,627	2.28%

Total interest-bearing deposits	$1,974,856	$7,023	1.44%	$2,033,462	$9,428	1.88%
Securities sold under agreement to repurchase and federal funds purchased	166,272	934	2.28%	181,955	989	2.20%
Other borrowed funds	25,000	266	4.25%	25,000	266	4.25%
Trust preferred capital notes	66,346	1,111	6.70%	66,090	1,228	7.43%

Total interest-bearing liabilities	$2,232,474	$9,334	1.70%	$2,306,507	$11,911	2.09%
Demand deposits and other liabilities	292,094			244,836

Total liabilities	$2,524,568			$2,551,343
Stockholders’ equity	249,093			222,069

Total liabilities and stockholders’ equity	$2,773,661			$2,773,412

Interest rate spread			3.69%			3.50%
Net interest income and margin		$26,183	3.99%		$24,816	3.79%

(1)	Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders’ equity. Average yields on securities are stated on a tax equivalent basis, using a 35% rate.
(2)	Loans placed on non-accrual status are included in the average balances. Net loan fees and late charges included in interest income on loans totaled $687 thousand and $747 thousand for the three months ended March 31, 2011 and 2010, respectively.

Allowance for Loan Losses / Provision for Loan Loss Expense

Provisions for loan losses were $5.8 million for the quarter ended March 31, 2011, compared to $4.2 million in the same period in 2010, with total net charge-offs of $11.8 million in the first quarter of 2011, versus $7.0 million for the first quarter of 2010. Higher provisioning for the quarter was primarily driven by the downgrade of two mid-seven figure borrowing relationships, representing a construction sub-contractor and a residential builder which required specific reserves of $3.2 million based upon a collateral analysis. Increased charge-offs were largely attributable to the decision to write down certain identified problem loans with substantial specific reserves totaling $8.2 million in anticipation of negotiated settlements or pending sales of underlying collateral properties. Since the expected settlements or pending sales prices were approaching book values net of specific reserves that were previously set aside, excess specific reserves were charged off. This process enabled a more aggressive approach for resolution of the subject problem assets.

Total non-performing assets and loans 90+ days past due declined from $108.8 million at March 31, 2010, to $73.5 million at March 31, 2011, a reduction of 32.4%, and decreased $1.1 million sequentially from $74.6 million as of December 31, 2010. As of March 31, 2011, reserves for loan losses represented 2.59% of total loans, down from 2.82% at December 31, 2010, with reserves covering 103.4% of total non-performing loans as of March 31, 2011. See “Risk Elements and Non-Performing Assets” later in this discussion for more information on non-performing assets and loans 90+ days past due and other impaired loans.

Management believes that the allowance for loan losses is adequate at March 31, 2011. However, there can be no assurance that additional provisions for loan losses will not be required in the future, including as a result of possible changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, and the residential real estate market in particular, on a national basis or in the Company’s market area, or changes in the circumstances of particular borrowers.

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

The following schedule summarizes the changes in the allowance for loan losses:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Twelve Months Ended December 31, 2010
	(Dollars in thousands)

Allowance, at beginning of period	$62,442	$65,152	$65,152
Provision charged against income	5,843	4,238	20,594
Recoveries:
Consumer loans	8	4	20
Commercial	245	10	2,858
Real estate one-to-four family residential:
Permanent first and second	3	6	42
Home equity loans and lines	1	274	289
Real estate-nonfarm, nonresidential	3	51	58
Real estate-construction	51	203	907
Losses charged to reserve:
Consumer loans	(18)	(654)	(345)
Commercial loans	(639)	(2,501)	(7,761)
Real Estate one-to-four family residential:
Permanent first and second	(1,600)	(1,970)	(3,445)
Home equity loans and liens	(730)	(260)	(543)
Real estate-multi-family residential	—	—	(1,050)
Real estate-nonfarm, nonresidential	(1,587)	(999)	(5,260)
Real estate-construction	(7,557)	(1,147)	(9,075)

Net charge-offs	(11,820)	(6,983)	(23,304)
Allowance, at end of period	$56,465	$62,407	$62,442

Ratio of net charge-offs to average total loans outstanding during period	0.54%	0.31%	1.03%
Allowance for loan losses to total loans	2.59%	2.75%	2.82%

The following schedule provides a breakdown of general reserves and specific reserves for impaired loans by loan type:

	March 31, 2011	March 31, 2010	December 31, 2010
	(Dollars in thousands)

Allocation of the allowance for loan losses:
Real estate – mortgage-general	$13,005	$13,097	$12,296
Real estate – mortgage-specific	12,498	11,468	13,112
Real estate – construction-general(1)	11,299	12,475	11,648
Real estate – construction-specific	9,740	14,170	15,000
Commercial-general	5,554	6,158	5,963
Commercial-specific	4,000	4,629	4,009
Consumer-general	314	307	313
Consumer-specific	67	117	60
Unallocated	(12)	(14)	41

Total	$56,465	$62,407	$62,442

(1)	Includes Farmland.

Risk Elements and Non-Performing Assets

Non-performing assets consist of non-accrual loans and OREO (foreclosed properties). For the three months ended March 31, 2011, total non-performing assets and loans 90+ days past due and still accruing interest decreased by $1.1 million, from $74.6 million at December 31, 2010, to $73.5 million at March 31, 2011, and have declined $35.3 million from $108.8 million at March 31, 2010. As a result, the ratio of non-performing assets and loans 90+ days past due and still accruing to total assets decreased from 3.88% at March 31, 2010, to 2.64% at March 31, 2011, and decreased from 2.72% of total assets at December 31, 2010. Loans are placed in non-accrual status when in the opinion of management the collection of additional interest is unlikely or a specific loan meets the criteria for non-accrual status established by regulatory authorities. No interest is taken into income on non-accrual loans. A loan remains on non-accrual status until the loan is current as to both principal and interest or the borrower demonstrates the ability to pay and remain current, or both.

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

Other impaired loans, that are currently performing, and troubled debt restructurings, performing in accordance with their modified terms, decreased from $297.3 million at December 31, 2010, to $286.2 million at March 31, 2011. These loans have been identified by the Company as having certain weaknesses as a result of the Company’s specific knowledge about the customer or recent credit events, and are classified as substandard and subject to impairment testing at each balance sheet date.

Troubled debt restructurings which represented $91.9 million of other impaired loans as of March 31, 2011, were down from $103.0 million at December 31, 2010. These loans, which have been provided concessions such as rate reductions, payment deferrals, and in some cases forgiveness of principal, are all on accrual status. If the loan was on non-accrual at the time of the concession it is the Company’s policy that it remain on non-accrual status and perform in accordance with the modified terms for a period of six months. As of March 31, 2011, all troubled debt restructurings were accruing interest. The Company does not report any non-accrual loans as troubled debt restructurings. If a troubled debt restructuring is on non-accrual status, it is reported as a non-accrual asset. Since early 2008, the Company has had $18.4 million of accruing troubled debt restructurings that were subsequently placed on non-accrual status.

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

Total non-performing assets as of the dates indicated consisted of the following:

	March 31, 2011	March 31, 2010	December 31, 2010
	(In Thousands of Dollars)

Non-accrual loans:
Commercial	$5,622	$9,931	$3,719
Real estate-one-to-four family residential:
Closed end first and seconds	2,781	4,610	5,285
Home equity lines	3,325	693	1,529

Total real estate-one-to-four family residential	$6,106	$5,303	$6,814
Real estate-non-farm, non-residential:
Owner occupied	8,016	9,019	8,942
Non-owner occupied	1,988	14,871	4,114

Total real estate-non-farm, non-residential	$10,004	$23,890	$13,056
Real estate-construction:
Residential-owner occupied	—	—	—
Residential-builder	24,234	36,078	27,189
Commercial	8,625	6,911	6,361

Total real estate-construction:	$32,859	$42,989	$33,550
Consumer	18	119	19

Total non-accrual loans	$54,609	$82,232	57,158
OREO	18,879	26,269	17,165

Total non-performing assets	$73,488	$108,501	$74,323

Loans 90+ days past due and still accruing:
Commercial	$—	$45	$—
Real estate-one-to-four family residential:
Closed end first and seconds	—	238	—
Home equity lines	—	—	242

Total real estate-one-to-four family residential	$—	$238	$242
Real estate multi-family residential	—	—	—
Real estate-non-farm, non-residential:
Owner occupied	25	—	—
Non-owner occupied	—	—	—

Total real estate-non-farm, non-residential	$25	$—	$—
Real estate-construction:
Residential-owner occupied	—	—	—
Residential-builder	—	26	—
Commercial	—	—	—

Total real estate-construction:	$—	$26	$—
Consumer	—	9	—

Total loans past due 90 days and still accruing	$25	$318	$242
Total non-performing assets and past due loans	$73,513	$108,819	$74,565

	March 31, 2011	March 31, 2010	December 31, 2010
	(In Thousands of Dollars)

Non-performing assets
to total loans:	3.37%	4.78%	3.36%
to total assets:	2.64%	3.87%	2.71%
Non-performing assets and 90+ days past due loans
to total loans:	3.37%	4.79%	3.37%
to total assets:	2.64%	3.88%	2.72%
Allowance for loan losses to total loans	2.59%	2.75%	2.82%
Allowance for loan losses to non-performing loans	103.35%	75.60%	108.79%

Troubled debt restructurings:
Commercial	$10,100	$8,550	$12,175
Real estate-one-to-four family residential:
Closed end first and seconds	5,541	5,464	5,437
Home equity lines	—	—	—

Total Real estate-one-to-four family residential	$5,541	$5,464	$5,437
Real estate multi-family residential	—	—	—
Real estate-non-farm, non-residential:
Owner Occupied	6,692	3,804	14,667
Non-owner occupied	39,712	13,178	35,001

Total Real estate-non-farm, non-residential	$46,404	$16,982	$49,668
Real estate-construction:
Residential-Owner Occupied	—	—	—
Residential-Builder	9,142	13,598	9,760
Commercial	20,649	36,383	25,908

Total Real estate-construction:	$29,791	$49,981	$35,668
Consumer	40	16	48

Total troubled debt restructurings	$91,876	$80,993	$102,996

Non-performing loans continue to be concentrated in residential and commercial construction and land development loans in outer sub-markets hardest hit by the residential downturn and commercial and consumer credits experiencing the after shocks in sub-contracting businesses and workforce employment. Overall, as of March 31, 2011, $32.9 million, or 60.2%, of non-performing loans represented ADC loans, $10.0 million, or 18.3%, represented non-farm, non-residential loans, $6.1 million, or 11.2%, represented loans on one-to-four family residential properties, and $5.6 million, or 10.3%, represented C&I loans. Interest actually received on non-accrual loans was $158 thousand in the three months ended March 31, 2010 and $120 thousand for the three months ended March 31, 2011. See Note 4 to the Consolidated Financial Statements for additional information regarding the Company’s non-performing loans.

The following provides a breakdown of the construction and non-farm/non-residential loan portfolios by location, including loans on non-accrual status, with dollars in thousands:

Residential, Acquisition, Development and Construction

	As of March 31, 2011
By County/Jurisdiction of Origination:	Total Outstandings	Percentage of Total	Non-accrual Loans	Non-accruals as a % of Outstandings	Net charge- offs as a % of Outstandings
District of Columbia	$3,347	2.0%	$—	—	—
Montgomery, MD	1,250	0.8%	535	0.3%	—
Prince Georges, MD	18,887	11.4%	5,283	3.2%	—
Other Counties in MD	4,796	2.9%	—	—	—
Arlington/Alexandria, VA	24,240	14.6%	2,236	1.4%	—
Fairfax, VA	39,405	23.7%	826	0.5%	0.1%
Culpeper/Fauquier, VA	4,445	2.7%	3,695	2.2%	—
Frederick, VA	6,281	3.8%	6,250	3.8%	—
Loudoun, VA	32,456	19.6%	—	—	0.4%
Prince William, VA	7,864	4.8%	1,045	0.6%	—
Spotsylvania, VA	297	0.2%	—	—	—
Stafford, VA	20,411	12.3%	4,364	2.6%	—
Other Counties in VA	1,762	1.1%	—	—	—
Outside VA, D.C. & MD	106	0.1%	—	—	—

	$165,547	100.0%	$24,234	14.6%	0.5%

Commercial, Acquisition, Development and Construction

	As of March 31, 2011
By County/Jurisdiction of Origination:	Total Outstandings	Percentage of Total	Non-accrual Loans	Non-accruals as a % of Outstandings	Net charge-offs (recoveries) as a % of Outstandings
District of Columbia	$10,084	5.6%	$—	—	—
Montgomery, MD	—	0.0%	—	—	—
Prince Georges, MD	12,491	6.9%	—	—	—
Other Counties in MD	3,376	1.9%	—	—	—
Arlington/Alexandria, VA	9,312	5.2%	3,153	1.8%	—
Fairfax, VA	27,799	15.4%	2,800	1.6%	—
Culpeper/Fauquier, VA	3,020	1.7%	—	—	—
Frederick, VA	2,399	1.3%	—	—	—
Henrico, VA	864	0.5%	—	—	—
Loudoun, VA	20,153	11.2%	608	0.3%	2.5%
Prince William, VA	55,992	30.9%	2,064	1.1%	1.2%
Spotsylvania, VA	1,740	1.0%	—	—
Stafford, VA	28,301	15.6%	—	—	—
Other Counties in VA	5,013	2.8%	—	—	—
Outside VA, D.C. & MD	—	0.0%	—	—	—

	$180,544	100.0%	$8,625	4.8%	3.7%

Non-Farm/Non-Residential

	As of March 31, 2011
By County/Jurisdiction of Origination:	Total Outstandings	Percentage of Total	Non-accrual Loans	Non-accruals as a % of Outstandings	Net charge- offs as a % of Outstandings
District of Columbia	$81,357	7.3%	$—	—	—
Montgomery, MD	34,534	3.1%	—	—	—
Prince Georges, MD	47,778	4.3%	—	—	—
Other Counties in MD	44,482	4.0%	—	—	—
Arlington/Alexandria, VA	180,094	16.2%	2,296	0.2%	—
Fairfax, VA	257,562	23.0%	4,847	0.4%	—
Culpeper/Fauquier, VA	5,709	0.5%	—	—	—
Frederick, VA	6,347	0.6%	—	—	—
Henrico, VA	28,565	2.6%	—	—	—
Loudoun, VA	113,903	10.2%	1,952	0.2%	0.1%
Prince William, VA	209,558	18.8%	909	0.1%	—
Spotsylvania, VA	16,922	1.5%	—	—	—
Stafford, VA	20,737	1.9%	—	—	—
Other Counties in VA	58,151	5.2%	—	—	—
Outside VA, D.C. & MD	8,774	0.8%	—	—	—

	$1,114,473	100.0%	$10,004	0.9%	0.1%

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

At March 31, 2011, the Company had $1.55 billion, or 71.0%, of total loans concentrated in commercial real estate. Commercial real estate for purposes of this discussion includes all construction loans, loans secured by multi-family residential properties and loans secured by non-farm, non-residential properties. At December 31, 2010, commercial real estate loans were $1.58 billion, or 71.4%, of total loans. Total construction loans of $346.1 million at March 31, 2011 represented 15.9% of total loans, loans secured by multi-family residential properties of $89.8 million represented 4.1% of total loans, and loans secured by non-farm, non-residential properties of $1.1 billion represented 51.1%.

Construction loans at March 31, 2011, included $149.2 million in loans to commercial builders of single family residential property and $16.3 million to individuals on single family residential property, together representing 7.6% of total loans. These loans are made to a number of unrelated entities and generally have a term of twelve to eighteen months. In addition, the Company had $180.5 million of construction loans on non-residential commercial property at March 31, 2011, representing 8.3% of total loans. Total construction loans of $346.1 million include $123.7 million in land acquisition and/or development loans on residential property and $96.2 million in land acquisition and/or development loans on commercial property, together totaling $219.9 million, or 10.1% of total loans. Potential adverse developments in the Northern Virginia real estate market or economy, including substantial increases in mortgage interest rates, slower housing sales, and increased commercial property vacancy rates, could have an adverse impact on these groups of loans and the Bank’s income and financial position. At March 31, 2011, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

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

Non-Interest Income

For the three months ended March 31, 2011, the Company recognized $1.5 million in non-interest income, compared to non-interest income of $607 thousand for the three months ended March 31, 2010. Fees and net gains on loans held-for-sale were up for the first quarter 2011 on a year-over-year basis by $175 thousand, or 50.1%. Sequentially, fees and net gains on loans held-for-sale were down $1.2 million from the fourth quarter of 2010. Included in the current quarter income is an impairment loss on securities of $732 thousand, which was partially offset by a gain on sale of securities available-for-sale of $503 thousand. The impairment loss on securities was due to additional deferrals and defaults by the underlying issuers of three pooled trust preferred securities. For the three months ended March 31, 2010, the Company recognized an impairment loss of $851 thousand. Management is carefully monitoring its holdings of the securities which caused the impairment losses and at this time can not be assured that there will not be further losses in the future.

Non-Interest Expense

Non-interest expense decreased $257 thousand, or 1.7%, from $14.7 million in the first quarter of 2010, to $14.5 million in the current period. The majority of the year-over-year decrease was due to the $762 thousand decrease in losses on other real estate owned. The reduction in losses on OREO offset an increase in salaries and employee benefits related to commissions payable in connection with greater than anticipated mortgage production. However, due to the $1.4 million increase in net interest income and $869 thousand increase in non-interest income year-over-year, the adjusted efficiency ratio improved from 55.4% in the first quarter of 2010, to 51.1% in the first quarter of 2011. Non-interest expense in future periods may be impacted by new regulatory complexity and compliance costs related to recent legislation passed by congress.

Provision for Income Taxes

The Company’s income tax provisions are adjusted for non-deductible expenses and non-taxable income after applying the U.S. federal income tax rate of 35%. For the three months ended March 31, 2011, the Company recorded an income tax provision of $2.4 million compared to a provision of $2.0 million for the same period in 2010. The effects of non-deductible expenses and non-taxable income on the Company’s income tax provisions are minimal.

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

The Company measures total liquidity through cash and cash equivalents, securities available-for-sale, mortgage loans held-for-sale, other loans and investment securities maturing within one year, less securities pledged as collateral for repurchase agreements, public deposits and other purposes, and less any outstanding Federal funds purchased. These liquidity sources increased $121.1 million, or 20.7%, from $585.1 million at December 31, 2010, to $706.2 million at March 31, 2011, due to a $74.9 million increase in Federal funds sold and a higher balance of loans maturing within one year. Additional sources of liquidity available to the Bank include the capacity to borrow funds through established short-term lines of credit with various correspondent banks and the Federal Home Loan Bank of Atlanta. See Note 8 to the Consolidated Financial Statements for further information regarding these additional liquidity sources.

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

Commitments to extend credit, which amounted to $522.0 million at March 31, 2011, and $436.3 million at December 31, 2010, represent legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At March 31, 2011, and December 31, 2010, the Company had $27.8 million and $28.8 million, respectively, in outstanding standby letters of credit.

Contractual Obligations

Since December 31, 2010, there have been no significant changes in the Company’s contractual obligations.

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

Both the Company’s and the Bank’s capital levels continue to meet regulatory requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios. Tier 1 capital consists of common and qualifying preferred stockholders’ equity, less goodwill, and for the Company includes certain minority interests relating to bank subsidiary issued shares, and a limited amount of restricted core capital elements. Restricted core capital elements include qualifying cumulative preferred stock interests, certain minority interests in subsidiaries and qualifying trust preferred securities. All of the $71 million in preferred stock interests issued to the Treasury under the Capital Purchase Program qualify as Tier 1 capital. Total risk-based capital consists of Tier 1 capital, qualifying subordinated debt, and a portion of the allowance for loan losses, and for the Company, a limited amount of excess restricted core capital elements. Risk-based capital ratios are calculated with reference to risk-weighted assets. The leverage ratio compares Tier 1 capital to total average assets. The Bank’s Tier 1 risk-based capital ratio was 13.57% at March 31, 2011, compared to 12.87% at December 31, 2010, and its total risk-based capital ratio was 14.82% at March 31, 2011, compared to 14.12% at December 31, 2010. These ratios are in excess of the mandated minimum requirement of 4.00% and 8.00%, respectively. The Bank’s leverage ratio was 11.16% at March 31, 2011, compared to 10.76% at December 31, 2010, and in excess of the mandated minimum requirement of 4.00%. The Company’s Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage ratio was 13.96%, 15.21%, and 11.48%, respectively, at March 31, 2011, compared to 13.20%, 14.45%, and 11.07% at December 31, 2010. The increases in these capital ratios in 2011 are due to additional capital and lower levels of risk-weighted assets.

The ability of the Company to continue to maintain its overall asset size, or to grow, is dependent on its earnings and the ability to obtain additional funds for contribution to the Bank’s capital, through earnings, borrowing, the sale of additional common stock, or through the issuance of additional other qualifying securities. In the event that the Company is unable to obtain additional capital for the Bank on a timely basis, the growth of the Company and the Bank may be curtailed, and the Company and the Bank may be required to reduce their level of assets in order to maintain compliance with regulatory capital requirements. Under those circumstances net income and the stockholders’ equity may be adversely affected.

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

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Federal Reserve has revised the capital treatment of trust preferred securities to provide that, beginning in 2011, such securities can be counted as Tier 1 capital at the holding company level, together with other restricted core capital elements, up to 25% of total capital (net of goodwill), and any excess as Tier 2 capital, subject to limitation. At March 31, 2011, trust preferred securities represented 20.2% of the Company’s Tier 1 capital and 18.6% of its total risk-based capital. See Note 9 to the Consolidated Financial Statements for further information regarding trust preferred securities.

Capital Issuances. As noted above, during 2008, the Company accepted an investment by Treasury under the Capital Purchase Program. In connection with that investment, the Company entered into and consummated a Securities Purchase Agreement with the Treasury, pursuant to which the Company issued 71,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), having a liquidation amount per share equal to $1,000, for a total purchase price of $71 million. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. Subject to consultation with the Company’s and Bank’s federal regulators, the Company may, at its option, redeem the Series A Preferred Stock at the liquidation amount plus accrued and unpaid dividends. The Series A Preferred Stock is non-voting, except in limited circumstances. Prior to the third anniversary of issuance, unless the Company has redeemed all of the Series A Preferred Stock or the Treasury has transferred all of the Series A Preferred Stock to a third party, the consent of the Treasury will be required for the Company to commence paying a cash common stock dividend or repurchase its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Securities Purchase Agreement.

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

On March 31, 2011, the Company issued 426,000 shares of its common stock at a price of $5.87 per share in a registered direct placement with a Company director for total gross proceeds of approximately $2.5 million. In addition, the Company issued to the investor warrants exercisable for shares of common stock, which, if fully exercised, would provide an additional $4.8 million in gross proceeds to the Company. The warrants each have an exercise price of $5.62 per share. The Series A warrants, exercisable for a total of 426,000 shares of common stock, are exercisable for a period of seven months following the closing date. The Series B warrants, also exercisable for a total of 426,000 shares of common stock, are exercisable for a period of twelve months following the closing date.

On September 29, 2010, the Company issued 1,904,766 shares of its common stock at a price of $5.25 per share in a registered direct placement with several institutional investors for total gross proceeds of $10.0 million. In addition, the Company issued to the investors warrants exercisable for shares of common stock, which, if fully exercised, would provide an additional $11.4 million in gross proceeds to the Company. The warrants each have an exercise price of $6.00 per share, which represents a 14.3% premium to the offering price of the shares of common stock sold in the registered direct placement. The Series A warrants, exercisable for a total of 952,383 shares of common stock, are exercisable for a period of seven months following the closing date. On April 29, 2011, 130,851 of the Series A warrants were exercised resulting in approximately $746 thousand in additional capital while 821,532 Series A warrants expired under the original terms. The Series B warrants, also exercisable for a total of 952,383 shares of common stock, are exercisable for a period of twelve months following the closing date.

Please refer to Note 9 to the Consolidated Financial Statements for additional information regarding the issuance of $25 million of trust preferred securities and warrants to purchase 1.5 million shares to certain directors and executive officers of the Company.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures and require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll-forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending after December 15, 2010. Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance roll-forward and modification disclosures, will be required for periods beginning after December 15, 2010. The Company has included the required disclosures in its consolidated financial statements.

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

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption was not permitted. The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

The Securities and Exchange Commission (the “SEC”) has issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting”, which requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using accounting principles generally accepted in the United States were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.

In March 2011, the SEC issued Staff Accounting Bulletin (“SAB”) 114. This SAB revises or rescinds portions of the interpretive guidance included in the codification of the Staff Accounting Bulletin Series. This update is intended to make the relevant interpretive guidance consistent with current authoritative accounting guidance issued as a part of the FASB’s Codification. The principal changes involve revision or removal of accounting guidance references and other conforming changes to ensure consistency of referencing through the SAB Series. The effective date for SAB 114 is March 28, 2011. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor. They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted. Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company is currently assessing the impact that ASU 2011-02 will have on its consolidated financial statements.

Internet Access To Company Documents

The Company provides access to its SEC filings through the Bank’s web site at www.vcbonline.com. After accessing the web site, the filings are available upon selecting “About VCB/Investor Relations/SEC Filings.” The annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are made available as soon as reasonably practicable after the reports are electronically filed or furnished to the SEC.

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

Our short term interest rate sensitivity is managed through the use of a model that generates estimates of the change in the net interest income over a range of interest rate scenarios. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. The model assumes that the composition of interest sensitive assets and liabilities existing at March 31, 2011, remains constant over a two year period (base case) and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.

The following table provides an analysis of our interest rate risk as measured by the estimated change in MVPE and net interest income from the base case, resulting from instantaneous and sustained parallel shifts in interest rates as of March 31, 2011, (in thousands):

	Sensitivity of Market Value of Portfolio Equity March 31, 2011				Sensitivity of Net Interest Income March 31, 2011
	Market Value of Portfolio Equity				Net Interest Income		Net Interest Margin
Interest Rate Scenario	Amount	$ Change from Base	Percent	% of Total Assets	Amount	$ Change from Base	Percent	% Change from Base
Up 300 bps	$236,583	$(82,568)	-25.87%	8.49%	$221,008	$10,871	4.05%	5.12%
Up 200 bps	264,945	(54,206)	-16.98%	9.50%	217,470	7,332	3.99%	3.46%
Base Case	319,151	—	0.00%	11.45%	210,138	—	3.85%	0.00%
Down 100 bps	330,321	11,170	3.50%	11.85%	202,864	(7,274)	3.72%	-3.42%

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information required to be set forth in the Company’s periodic reports.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS – None

Item 1A. RISK FACTORS

There have been no material changes in the risk factors faced by the Company from those disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities.- None

(b)	Use of Proceeds.- Not Applicable.

(c)	Issuer Purchases of Securities.- None

Item 3. DEFAULTS UPON SENIOR SECURITIES - None

Item 4. (REMOVED AND RESERVED)

Item 5. OTHER INFORMATION

(a)	Required 8-K Disclosures. None

(b)	Changes in Procedures for Director Nominations by Securityholders. None

Item 6. EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation of Virginia Commerce Bancorp, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

3.2	Articles of Amendment to the Articles of Incorporation relating to the Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 15, 2008)

3.3	Amended and Restated By-laws of Virginia Commerce Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 27, 2007)

3.4	Amendment to the Amended and Restated By-laws of Virginia Commerce Bancorp, Inc. (incorporated by reference to exhibit 3.4 to the Company’s Current Report on Form 8-K filed on January 28, 2011)

4.13	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.13 to the Company’s Current Report on Form 8-K filed on March 22, 2011)

10.9	Form of Restricted Stock Agreement (for employee) under the Virginia Commerce Bancorp, Inc. 2010 Equity Plan (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on January 28, 2011)

10.10	Form of Incentive Stock Option Agreement (for employee) under the Virginia Commerce Bancorp, Inc. 2010 Equity Plan (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on January 28, 2011)

10.11	Securities Purchase Agreement, dated March 21, 2011, among Virginia Commerce Bancorp, Inc. and an affiliated investor identified therein (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on March 22, 2011)

31.1	Certification of Peter A. Converse, President and Chief Executive Officer

31.2	Certification of Wilmer L. Tinley, Jr., Interim Chief Financial Officer

32.1	Certification of Peter A. Converse, President and Chief Executive Officer

32.2	Certification of Wilmer L. Tinley, Jr., Interim Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virginia Commerce Bancorp, Inc.
(Registrant)

Date: May 10, 2011	BY	/s/ Peter A. Converse
Peter A. Converse, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2011	BY	/s/ Wilmer L. Tinley, Jr.
Wilmer L. Tinley, Jr., Interim Chief Financial Officer
(Principal Financial Officer)