Form 10-Q
period 2011-06-30
VIRGINIA COMMERCE BANCORP INC
filed 2011-08-08
CIK 1099305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 3, 2011, the number of outstanding shares of registrant’s common stock, par value $1.00 per share, was: 29,734,802.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except share and per share data)

	(Unaudited) June 30, 2011	(Audited) December 31, 2010
Assets
Cash and due from banks	$40,170	$36,932
Federal funds sold	39,973	10,455
Investment securities (fair value: 2011, $513,014; 2010, $412,653)	511,052	411,761
Restricted stocks, at cost	11,486	11,751
Loans held-for-sale	7,667	10,049
Loans, net of allowance for loan losses of $53,217 in 2011 and $62,442 in 2010	2,094,949	2,149,591
Bank premises and equipment, net	11,326	12,000
Accrued interest receivable	10,023	10,003
Other real estate owned, net of valuation allowance of $6,808 in 2011 and $6,782 in 2010	14,690	17,165
Other assets	56,439	71,941

Total assets	$2,797,775	$2,741,648

Liabilities and Stockholders’ Equity
Deposits
Demand deposits	$293,093	$264,744
Savings and interest-bearing demand deposits	1,182,006	1,201,288
Time deposits	778,643	781,169

Total deposits	$2,253,742	$2,247,201
Securities sold under agreement to repurchase and federal funds purchased	179,105	152,726
Other borrowed funds	25,000	25,000
Trust preferred capital notes	66,442	66,314
Accrued interest payable	2,600	2,751
Other liabilities	3,762	2,062
Commitments and contingencies	—	—

Total liabilities	$2,530,651	$2,496,054

Stockholders’ Equity
Preferred stock, net of discount, $1.00 par, 1,000,000 shares authorized, Series A; $1,000 stated value; 71,000 issued and outstanding in 2011 and 2010	$66,334	$65,445
Common stock, $1.00 par, 50,000,000 shares authorized, issued and outstanding 2011, 29,687,183 including 41,248 in unvested restricted stock issued; 2010, 28,962,935 including 9,335 in unvested restricted stock issued	29,646	28,954
Surplus	108,142	105,056
Warrants	8,520	8,520
Retained earnings	50,348	39,208
Accumulated other comprehensive income (loss), net	4,134	(1,589)

Total stockholders’ equity	$267,124	$245,594

Total liabilities and stockholders’ equity	$2,797,775	$2,741,648

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands of dollars except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest and dividend income:
Interest and fees on loans	$31,765	$33,236	$63,688	$66,141
Interest and dividends on investment securities:
Taxable	3,131	3,311	$5,992	6,591
Tax-exempt	592	476	1,184	902
Dividend on restricted stocks	96	88	192	176
Interest on federal funds sold	54	50	99	78

Total interest and dividend income	$35,638	$37,161	$71,155	$73,888

Interest expense:
Deposits	$6,670	$8,431	$13,693	$17,859
Securities sold under agreement to repurchase and federal funds purchased	960	1,010	1,894	1,999
Other borrowed funds	268	268	534	534
Trust preferred capital notes	952	1,231	2,063	2,459

Total interest expense	$8,850	$10,940	$18,184	$22,851

Net interest income	$26,788	$26,221	$52,971	$51,037
Provision for loan losses	1,434	4,200	7,277	8,438

Net interest income after provision for loan losses	$25,354	$22,021	$45,694	$42,599

Non-interest income:
Service charges and other fees	$799	$838	$1,591	$1,714
Non-deposit investment services commissions	460	178	713	307
Fees and net gains on loans held-for-sale	534	483	1,055	829
Gain on sale of securities available-for-sale	—	139	503	139
Total other-than-temporary impairment losses	—	(3,230)	(2,948)	(4,081)
Portion of loss recognized in other comprehensive income	—	2,562	2,216	2,562

Net impairment losses	—	(668)	(732)	(1,519)
Other	463	118	602	225

Total non-interest income	$2,256	$1,088	$3,732	$1,695

Non-interest expense:
Salaries and employee benefits	$6,426	$5,991	$13,085	$11,986
Occupancy expense	2,243	2,410	4,713	5,120
FDIC insurance	1,241	1,332	2,530	2,641
Loss on other real estate owned	320	1,060	476	1,978
Franchise tax expense	774	718	1,546	1,435
Data processing	635	579	1,290	1,253
Other operating expense	2,881	2,698	5,330	5,082

Total non-interest expense	$14,520	$14,788	$28,970	$29,495

Income before taxes	$13,090	$8,321	$20,456	$14,799
Provision for income taxes	4,254	2,750	6,653	4,759

Net income	$8,836	$5,571	$13,803	10,040

Effective dividend on preferred stock	1,348	1,251	$2,663	2,502

Net income available to common stockholders	$7,488	$4,320	$11,140	$7,538

Earnings per common share, basic	$0.25	$0.16	$0.38	$0.28
Earnings per common share, diluted	$0.24	$0.15	$0.36	$0.26

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2011 and 2010

(In thousands of dollars)

(Unaudited)

	Preferred Stock	Common Stock	Surplus	Warrants	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total Stockholders’ Equity
Balance, January 1, 2010	$63,993	$26,745	$96,588	$8,520	$22,671	$351		$218,868
Comprehensive Income:
Net income					10,040		$10,040	10,040
Other comprehensive income:
reclassification adjustment for impairment loss on securities (net of tax of $532)						987	987	987
reclassification adjustment for gain on securities (net of tax of $49)						(90)	(90)	(90)
unrealized holding gains arising during the period (net of tax of $880)						1,633	1,633	1,633

Total comprehensive income							$12,570

Stock options exercised	—	195	141	—	—	—		336
Stock option expense	—	—	332	—	—	—		332
Discount on preferred stock	726	—	—	—	(726)	—		—
Dividend on preferred stock	—	—	—	—	(1,775)	—		(1,775)

Balance, June 30, 2010	$64,719	$26,940	$97,061	$8,520	$30,210	$2,881		$230,331

Balance, January 1, 2011	$65,445	$28,954	$105,056	$8,520	$39,208	$(1,589)		$245,594
Comprehensive Income:

Net income					13,803		13,803	$13,803
Other comprehensive income:
reclassification adjustment for impairment loss on securities (net of tax of $256)						476	476	476
reclassification adjustment for gain on securities (net of tax of $176)						(327)	(327)	(327)
unrealized holding gains arising during the period (net of tax of $2,998)						5,574	5,574	5,574

Total comprehensive income							$19,526

Common stock issued	—	426	2,075	—	—	—		2,501
Stock options exercised	—	266	727	—	—	—		993
Stock option expense	—	—	284	—	—	—		284
Discount on preferred stock	889	—	—	—	(889)	—		—
Dividend on preferred stock	—	—	—	—	(1,774)	—		(1,774)

Balance, June 30, 2011	$66,334	$29,646	$108,142	$8,520	$50,348	$4,134		$267,124

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

(Unaudited)

	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2011	2010

Net income	$13,803	$10,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,108	1,356
Provision for loan losses	7,277	8,438
Stock based compensation expense	284	332
Deferred tax expense (benefit)	4,664	(2,957)
Accretion of trust preferred securities discount	128	128
Amortization of premiums and accretion of security discounts, net	400	142
Origination of loans held-for-sale	(53,500)	(52,976)
Sales of loans	56,798	50,484
Gain on sale of loans	(916)	(635)
Loss on other real estate owned	476	1,978
Gain on sale of securities	(503)	(139)
Impairment loss on securities	732	1,519
Changes in other assets and other liabilities:
(Increase) decrease in accrued interest receivable	(20)	220
Decrease in other assets	7,252	3,753
Increase (decrease) in other liabilities	1,700	(1,566)
Decrease in accrued interest payable	(151)	—

Net Cash Provided By Operating Activities	$39,532	$20,117

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in loans	$42,502	$13,712
Purchase of securities available-for-sale	(173,676)	(123,830)
Proceeds from principal payments on securities available-for-sale	20,714	27,512
Proceeds from principal payments on securities held-to-maturity	2,486	4,208
Proceeds from calls and maturities of securities available-for-sale	46,645	53,887
Proceeds from calls and maturities of securities held-to-maturity	575	1,247
Proceeds from sale of securities available-for-sale	12,645	—
Proceeds from sale of securities held-to-maturity	—	8,717
Proceeds from redemption of FHLB stock	265	—
Purchase of bank premises and equipment	(434)	(300)
Proceeds from sale of other real estate owned	6,862	—

Net Cash Used In Investing Activities	$(41,416)	$(14,847)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$6,541	$84,759
Net increase in repurchase agreements and federal funds purchased	26,379	6,727
Net proceeds from exercise of stock options and warrants	993	336
Net proceeds from issuance of common stock	2,501	—
Dividend paid on preferred stock	(1,774)	(1,775)

Net Cash Used In Financing Activities	$34,640	$90,047

Net Increase In Cash and Cash Equivalents	32,756	95,317
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	47,387	25,211

CASH AND CASH EQUIVALENTS – END OF PERIOD	$80,143	$120,528

Supplemental Schedule of Noncash Investing Activities:
Unrealized gain on available-for-sale securities	$8,801	$3,893
Tax benefits on stock options exercised	37	32
Other real estate owned transferred from loans	4,863	1,934
Supplemental Disclosure of Cash Flow Information:
Taxes Paid	$—	$4,022
Interest Paid	18,335	23,571

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

The accompanying unaudited consolidated financial statements of Virginia Commerce Bancorp, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions as of June 30, 2011 and December 31, 2010, the results of operations for the three and six months ended June 30, 2011 and 2010, and statements of cash flows and stockholders’ equity for the three and six months ended June 30, 2011 and 2010. These statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2010. In preparing these financial statements, management has evaluated subsequent events and transactions for potential recognition or disclosure through the date these financial statements were issued. Management has concluded there were no material subsequent events to be disclosed at this time.

Operating results for the three and six month periods ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or any other period.

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis for June 30, 2011 and December 31, 2010, respectively:

		Fair Value Measurements at June 30, 2011 Using
(in thousands) Description	Balance as of June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities
U.S. Government Agency obligations	$410,431	$—	$410,431	$—
Pooled trust preferred securities	$450	$—	$450	$—
Obligations of states and political subdivisions	$66,080	$—	$66,080	$—

(in thousands) Description	Balance as of December 31, 2010	Fair Value Measurements at December 31, 2010 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities
U.S. Government Agency obligations	$310,610	$—	$310,610	$—
Pooled trust preferred securities	$430	$—	$430	$—
Obligations of states and political subdivisions	$63,463	$—	$63,463	$—

At June 30, 2011 and December 31, 2010, the Company did not have any liabilities measured at fair value on a recurring basis.

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

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the periods ended June 30, 2011, and December 31, 2010. Gains and losses on the sale of loans are recognized in fees and net gains on loans held-for-sale on the Consolidated Statements of Income.

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis for June 30, 2011 and December 31, 2010, respectively:

		Carrying value at June 30, 2011
(in thousands) Description	Balance as of June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$92,979	$—	$80,295	$12,684
Other real estate owned	$14,690	$—	$12,056	$2,634

		Carrying value at December 31, 2010
(in thousands) Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$88,764	$—	$77,061	$11,703
Other real estate owned	$17,165	$—	$17,127	$38

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

At June 30, 2011 and December 31, 2010, the fair value of loan commitments and stand-by letters of credit were deemed immaterial, and therefore, are not included in the table below.

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2011		December 31, 2010
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and short-term investments	$80,143	$80,143	$47,387	$47,387
Securities	511,052	513,014	411,761	412,653
Restricted stock	11,486	11,486	11,751	11,751
Loans held-for-sale	7,667	7,667	10,049	10,049
Loan receivables	2,094,949	2,116,653	2,149,591	2,224,687
Accrued interest receivable	10,023	10,023	10,003	10,003

	June 30, 2011		December 31, 2010
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial liabilities:
Deposits	$2,253,742	$2,203,423	$2,247,201	$2,206,542
Securities sold under agreements to repurchase and federal funds purchased	179,105	198,262	152,726	173,105
Other borrowed funds	25,000	25,393	25,000	25,533
Trust preferred capital notes	66,442	80,946	66,314	81,461
Accrued interest payable	2,600	2,600	2,751	2,751

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

2. Investment Securities

Amortized cost and fair value of the securities available-for-sale and held-to-maturity as of June 30, 2011 and December 31, 2010, are as follows (dollars in thousands):

June 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale:
U.S. Government Agency obligations	$401,613	$9,066	$(248)	$410,431
Pooled trust preferred securities	5,353	51	(4,954)	450
Obligations of states and political subdivisions	63,634	2,568	(122)	66,080

	$470,600	$11,685	$(5,324)	$476,961

Held-to-maturity:
U.S. Government Agency obligations	$4,864	$265	$—	$5,129
Obligations of state and political subdivisions	29,227	1,697	—	30,924

	$34,091	$1,962	$—	$36,053

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale:
U.S. Government Agency obligations	$307,973	$5,527	$(2,890)	$310,610
Pooled trust preferred securities	5,919	—	(5,489)	430
Obligations of states and political subdivisions	63,051	1,077	(665)	63,463

	$376,943	$6,604	$(9,044)	$374,503
Held-to-maturity:
U.S. Government Agency obligations	$6,113	$309	$—	$6,422
Obligations of state and political subdivisions	31,145	827	(244)	31,728

	$37,258	$1,136	$(244)	$38,150

The amortized cost of securities pledged as collateral for repurchase agreements, certain public deposits, and other purposes was $207.8 million and $258.2 million at June 30, 2011 and December 31, 2010, respectively.

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

Provided below is a summary of all securities which were in an unrealized loss position at June 30, 2011 and December 31, 2010, that were evaluated for other-than-temporary impairment, and deemed to not have an other-than-temporary impairment. Presently, the Company does not intend to sell any of these securities, does not expect to be required to sell these securities, and expects to recover the entire amortized cost of all the securities. For U.S. Government Agency obligations and obligations of states and political subdivisions, the unrealized losses result from market or interest rate risk, while the unrealized losses pertaining to the pooled trust preferred securities are due to both performance and credit ratings, as well as interest rate risk.

June 30, 2011	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government Agency obligations	$51,520	$(248)	$—	$—	$51,520	$(248)
Pooled trust preferred securities	—	—	269	(2,625)	269	(2,625)
Obligations of states and political subdivisions	3,445	(122)	—	—	3,445	(122)

	$54,965	$(370)	$269	$(2,625)	$55,234	$(2,995)

December 31, 2010	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government Agency obligations	$124,111	$(2,890)	$—	$—	$124,111	$(2,890)
Pooled trust preferred securities	—	—	267	(2,611)	267	(2,611)
Obligations of states and political subdivisions	22,579	(665)	—	—	22,579	(665)

	$146,690	$(3,555)	$267	$(2,611)	$146,957	$(6,166)

Held-to-maturity:
Obligations of states and political subdivisions	$4,608	$(244)	$—	$—	$4,608	$(244)

As of June 30,2011 the Company had three pooled trust preferred securities that were deemed to be other-than-temporarily impaired (“OTTI”) based on a present value analysis of expected future cash flows. The following table provides further information on these three securities for the six months ended June 30, 2011 (in thousands):

Security	Class	Current Moody’s Ratings (Lowest Assigned Rating)	Par Value	Book Value/ Fair Value	Unrealized Loss/ (Gain)	Current Defaults and Deferrals	% of Current Defaults and Deferrals to Current Collateral	Excess Sub (1)	Estimated Incremental Defaults Required to Break Yield (2)	Cumulative Other Comprehensive (Income) Loss (3)	Amount of OTTI Related to Credit Loss (3)
PreTSL VI	Mez	Ca	$380	$140	$240	$30,000	73.6%	-62.2%	BROKEN	$(43)	$283
PreTSL X	B-1	C	927	30	897	217,595	46.5%	-59.1%	BROKEN	448	449
PreTSL XXVI	C-2	C	1,822	11	1,811	267,500	27.7%	-82.8%	BROKEN	1,811	—

Total			$3,129	$181	$2,948					$2,216	$732

(1)	Excess subordination is the difference between the remaining performing collateral and the amount of bonds outstanding that are pari passu and senior to the class the Company owns. Negative excess subordination indicates there is not enough performing collateral in the pool to cover the outstanding balance of all classes senior to those the Company owns.
(2)	A break in yield for a given class means that defaults/deferrals have reached such a level that the class would not receive all of its contractual cash flows (principal and interest) by maturity (so that it is not just a temporary interest shortfall, but an actual loss in yield on the investment). This represents additional defaults beyond those assumed in our cash flow modeling.
(3)	Pre-tax.

As of June 30, 2011, the Company had one pooled trust preferred security that was deemed to be temporarily impaired based on a present value analysis of expected future cash flows. The security had a fair value of $269 thousand. The following table provides further information on this security as of June 30, 2011 (in thousands):

Security	Class	Current Moody’s Ratings (Lowest Assigned Rating)	Par Value	Book Value/ Fair Value	Unrealized Loss	Current Defaults and Deferrals	% of Current Defaults and Deferrals to Current Collateral	Excess Sub (1)	Estimated Incremental Defaults Required to Break Yield (2)	Cumulative Other Comprehensive Loss (3)	Amount of OTTI Related to Credit Loss (3)
PreTSL XXVII	B	Ca	$2,894	$269	$2,625	$91,800	28.1%	-3.40%	$47,000	$2,625	$—

(1)	Excess subordination is the difference between the remaining performing collateral and the amount of bonds outstanding that are pari passu and senior to the class the Company owns. Negative excess subordination indicates there is not enough performing collateral in the pool to cover the outstanding balance of all classes senior to those the Company owns.
(2)	A break in yield for a given class means that defaults/deferrals have reached such a level that the class would not receive all of its contractual cash flows (principal and interest) by maturity (so that it is not just a temporary interest shortfall, but an actual loss in yield on the investment). This represents additional defaults beyond those assumed in our cash flow modeling.
(3)	Pre-tax.

These securities had a fair value of $181 thousand and a cumulative other-than-temporary impairment loss of $6.4 million, of which $2.2 million has been recognized in other comprehensive loss, and $4.2 million has been recognized in earnings (in prior periods). The following table presents a roll-forward of the credit loss component amount of OTTI recognized in earnings:

(in thousands)
Amount recognized through December 31, 2010	$3,468
Additions:
Initial credit impairments	—
Subsequent credit impairments	732

Amount recognized through June 30, 2011	$4,200

Management has evaluated each of these securities for potential impairment under ASC 325 “Investments-Other” and the most recently issued related guidance, and has reviewed each of the issues’ collateral participants’ most recent earnings, capital and loan loss reserve levels, and non-performing loan levels to estimate a future deferral and default rate in basis points for the remaining life of each security. As of June 30, 2011, we used 25 basis points for PreTSLs VI and X following an internal credit assessment of one bank holding company whose issues were significant in relationship to the totals outstanding in each pool. The result was a down grading of that issuer from deferral to default. We used 75 basis points for PreTSL XXVI and 25 basis points for PreTSL XXVII in expected deferrals and defaults as a percentage of remaining collateral for future periods. In performing a detailed present value cash flow analysis for each security, the deferral and default rate was treated the same. If this analysis results in a present value of expected cash flows that is less than the amortized cost basis of a security (that is, a credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is considered temporary. The cash flow analysis we performed used discount rates equal to the credit spread at the time of purchase for each security and then added the current 3-month LIBOR spot rate. The analysis also assumed 15% recoveries on deferrals after two years and prepayments of 1% per year on each security. As of June 30, 2011, there were 3 out of 5 performing issuers in PreTSL VI, 33 out of 53 in PreTSL X, 49 out of 72 in PreTSL XXVI, and 33 out of 49 in PreTSL XXVII.

Our investment in Federal Home Loan Bank (“FHLB”) stock totaled $5.7 million at June 30, 2011. FHLB stock is generally viewed as a long-term investment and as a restricted security, which is carried at cost, because there is no market for the stock, other than FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of repurchases of excess stock in 2010, in light of the FHLB’s consistent payment of dividends in 2010 and consistent net income since the quarter ended June 30, 2009 through the first quarter of 2011, we do not consider this investment to be other-than-temporarily impaired at June 30, 2011, and no impairment has been recognized. FHLB stock is shown in restricted stocks on the Consolidated Balance Sheets and is not part of the available-for-sale securities portfolio.

3. Loans

Major classes of loans, excluding loans held-for-sale, are summarized at June 30, 2011 and December 31, 2010 as follows (dollars in thousands):

	June 30, 2011	December 31, 2010
Commercial	$233,052	$218,600
Real estate 1-to-4 family residential:
Permanent first and second	261,336	269,514
Home equity loans and lines	125,886	131,397

Total Real estate 1-to-4 family residential	$387,222	$400,911
Real estate multi-family residential	85,667	77,316
Real estate non-farm/non-residential:
Owner occupied	454,960	464,368
Non-owner occupied	648,619	674,448

Total Real estate non-farm/non-residential	$1,103,579	$1,138,816
Real estate construction:
Residential	151,214	177,582
Commercial	178,144	187,028

Total Real estate construction	$329,358	$364,610
Consumer	10,438	12,557
Farmland	2,498	2,418

Total Loans	$2,151,814	$2,215,228

Less unearned income	3,648	3,195
Less allowance for loan losses	53,217	62,442

Loans, net	$2,094,949	$2,149,591

Classes of loans by risk rating as of June 30, 2011, excluding loans held-for-sale, are summarized as follows (dollars in thousands):

Internal Risk Rating Grades	Pass	Watch	Special Mention	Substandard	Doubtful	Total Loans
Commercial	$154,569	$43,933	$3,438	$28,968	$2,144	$233,052
Real estate 1-to-4 family residential:
Permanent first and second	208,915	19,211	10,508	22,702	—	261,336
Home equity loans and lines	110,193	5,506	1,647	8,287	253	125,886

Total Real estate 1-to-4 family residential	$319,108	$24,717	$12,155	$30,989	$253	$387,222
Real estate multi-family residential	69,055	16,117	—	495	—	85,667
Real estate non-farm/non-residential:
Owner occupied	353,551	46,774	20,762	33,873	—	454,960
Non-owner occupied	448,743	129,748	10,351	59,777	—	648,619

Total Real estate non-farm/non-residential	$802,294	$176,522	$31,113	$93,650	$—	$1,103,579
Real estate construction:
Residential	61,617	34,239	6,927	48,431	—	151,214
Commercial	57,315	68,237	25,487	27,105	—	178,144

Total Real estate construction	$118,932	$102,476	$32,414	$75,536	$—	$329,358
Consumer	9,993	243	94	108	—	10,438
Farmland	2,498	—	—	—	—	2,498

Total	$1,476,449	$364,008	$79,214	$229,746	$2,397	$2,151,814

Classes of loans by risk rating as of December 31, 2010, excluding loans held-for-sale, are summarized as follows (dollars in thousands):

Internal Risk Rating Grades	Pass	Watch	Special Mention	Substandard	Doubtful	Total Loans
Commercial	$135,287	$34,544	$16,332	$30,305	$2,132	$218,600
Real estate 1-to-4 family residential:
Permanent first and second	214,844	12,832	14,294	25,944	1,600	269,514
Home equity loans and lines	113,600	6,685	1,736	9,118	258	131,397

Total Real estate 1-to-4 family residential	$328,444	$19,517	$16,030	$35,062	$1,858	$400,911
Real estate multi-family residential	62,651	14,665	—	—	—	77,316
Real estate non-farm/non-residential:
Owner occupied	351,744	46,026	27,652	38,946	—	464,368
Non-owner occupied	455,172	122,993	36,997	59,286	—	674,448

Total Real estate non-farm/non-residential	$806,916	$169,019	$64,649	$98,232	$—	$1,138,816
Real estate construction:
Residential	55,646	34,123	34,649	53,164	—	177,582
Commercial	52,286	52,006	52,169	30,567	—	187,028

Total Real estate construction	$107,932	$86,129	$86,818	$83,731	$—	$364,610
Consumer	12,153	170	67	167	—	12,557
Farmland	2,418	—	—	—	—	2,418

Total	$1,455,801	$324,044	$183,896	$247,497	$3,990	$2,215,228

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

As of June 30, 2011 and 2010, there were $295 thousand and $457 thousand, respectively, in checking account overdrafts that were reclassified on the consolidated balance sheets as loans.

4. Allowance for Loan Losses

An analysis of the allowance for loan losses for the six months ended June 30, 2011, and the year ended December 31, 2010 is shown below (dollars in thousands):

	June 30, 2011	December 31, 2010
Allowance, at beginning of period	$62,442	$65,152
Provision charged against income	7,277	20,594
Recoveries added to reserve	587	4,174
Losses charged to reserve	(17,089)	(27,478)

Allowance, at end of period	$53,217	$62,442

Allowance for Loan Losses - By Segment (dollars in thousands) For the six months ended June 30, 2011	Commercial	Non-Farm, Non-Res. Real Estate	Real Estate Construction	Consumer	Real Estate 1-4 Family Residential	Real Estate Multi- Family	Farmland	Unallocated	Total
2011
Allowance for credit losses:
Beginning Balance	$9,972	$16,453	$26,584	$373	$8,337	$619	$63	$41	$62,442
Charge-offs	(1,214)	(4,634)	(8,542)	(48)	(2,651)	—	—	—	(17,089)
Recoveries	345	5	117	12	108	—	—	—	587
Provision	1,127	2,315	(428)	8	3,764	62	(6)	435	7,277

Ending Balance	$10,230	$14,139	$17,731	$345	$9,558	$681	$57	$476	$53,217

Ending Balance:
Individually evaluated for impairment	4,823	6,086	10,026	60	4,753	—	—	—	25,748
Collectively evaluated for impairment	5,407	8,053	7,705	285	4,805	681	57	476	27,469
Financing Receivables:
Ending Balance	$233,052	$1,103,579	$329,358	$10,438	$387,222	$85,667	$2,498	$—	$2,151,814
Ending Balance:
Individually evaluated for impairment	31,112	97,004	81,844	111	31,310	495	—	—	241,876
Collectively evaluated for impairment	$201,940	$1,006,575	$247,514	$10,327	$355,912	$85,172	$2,498	$—	$1,909,938

Allowance for Loan Losses - By Segment (dollars in thousands) For the twelve months ended December 31, 2010	Commercial	Non-Farm, Non-Res. Real Estate	Real Estate Construction	Consumer	Real Estate 1-4 Family Residential	Real Estate Multi- Family	Farmland	Unallocated	Total
2010
Allowance for credit losses:

Ending Balance	$9,972	$16,453	$26,584	$373	$8,337	$619	$63	$41	$62,442

Ending Balance:
Individually evaluated for impairment	4,009	9,689	14,999	60	3,423	—	—	—	32,180
Collectively evaluated for impairment	5,963	6,764	11,585	313	4,914	619	63	41	30,262
Financing Receivables:
Ending Balance	$218,600	$1,138,816	$364,610	$12,557	$400,911	$77,316	$2,418	$—	$2,215,228
Ending Balance:
Individually evaluated for impairment	33,660	105,756	90,444	167	37,628	—	—	—	267,655
Collectively evaluated for impairment	$184,940	$1,033,060	$274,166	$12,390	$363,283	$77,316	$2,418	$—	$1,947,573

Information about impaired loans as of and for the six months ended June 30, 2011 and the year ended December 31, 2010 is as follows (dollars in thousands):

	June 30, 2011	December 31, 2010
Non-accrual loans for which a specific allowance has been provided	$41,458	$27,717
Non-accrual loans for which no specific allowance has been provided	17,285	29,441
Other impaired loans for which a specific allowance has been provided	77,269	93,227
Other impaired loans for which no specific allowance has been provided	105,864	117,270
Total impaired loans	$241,876	$267,655

Allowance provided for impaired loans, included in the allowance for loan losses	$25,748	$32,180

Average balance in impaired loans	$253,827	$254,014

Interest income recognized	$5,680	$10,977

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

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired. At June 30, 2011, the Company had $27.7 million in real estate construction, $5.0 million in real estate permanent one-to-four- family, $38.7 million in non-farm/non-residential and $9.7 million in commercial that were modified in troubled debt restructurings and considered impaired. Included in this amount of $81.1 million, the Bank had troubled debt restructurings that were performing in accordance with their modified terms of $80.1 million at June 30, 2011.

Information about past due loans and impaired loans as of June 30, 2011 and December 31, 2010, is as follows (dollars in thousands):

June 30, 2011 Non-Accrual and Past Due by Class	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current (1)	Total Loans	90+ Days Past Due and Still Accruing	Non- Accrual Loans
Commercial	$1,800	$323	$4,480	$6,603	$226,449	$233,052	$—	$4,932
Real estate 1-to-4 family residential:
Permanent first and second	253	3,225	68	3,546	257,790	261,336	—	1,982
Home equity loans and lines	339	54	2,320	2,713	123,173	125,886	—	2,990

Total real estate 1-to-4 family residential	$592	$3,279	$2,388	$6,259	$380,963	$387,222	$—	$4,972
Real estate multi-family residential	—	—	495	495	85,172	85,667	—	495
Real estate non-farm/non-residential:
Owner occupied	219	4,952	7,040	12,211	442,749	454,960	—	6,516
Non-owner occupied	—	4,688	7,273	11,961	636,658	648,619	350	7,831

Total real estate non-farm/non-residential	$219	$9,640	$14,313	$24,172	$1,079,407	$1,103,579	$350	$14,347
Real estate-construction
Residential	574	2,609	14,202	17,385	133,829	151,214	957	25,393
Commercial	—	—	8,586	8,586	169,558	178,144	—	8,586

Total Real estate construction	$574	$2,609	$22,788	$25,971	$303,387	$329,358	$957	$33,979
Consumer	31	4	—	35	10,403	10,438	—	18
Farmland	—	—	—	—	2,498	2,498	—	—

Total Loans	$3,216	$15,855	$44,464	$63,535	$2,088,279	$2,151,814	$1,307	$58,743

(1)	For the purposes of this table, loans 1-29 days past due are included in the balance of “Current” loans.

December 31, 2010 Non-Accrual and Past Due by Class	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current (1)	Total Loans	90+ Days Past Due and Still Accruing	Non- Accrual Loans
Commercial	$2,642	$157	$3,542	$6,341	$212,259	$218,600	$—	$3,719
Real estate 1-to-4 family residential:
Permanent first and second	734	4,028	4,631	9,393	260,121	269,514		5,285
Home equity loans and liens	2,225	679	1,472	4,376	127,021	131,397	242	1,529

Total real estate 1-to-4 family residential	$2,959	$4,707	$6,103	$13,769	$387,142	$400,911	$242	$6,814
Real estate multi-family residential	—	—	—	—	77,316	77,316	—	—
Real estate nonfarm, nonresidential:
Owner occupied	1,909	—	8,942	10,851	453,517	464,368	—	8,942
Non-owner occupied	—	—	4,114	4,114	670,334	674,448	—	4,114

Total real estate nonfarm/nonresidential	$1,909	$—	$13,056	$14,965	$1,123,851	$1,138,816	$—	$13,056
Real estate-construction
Residential	—	—	27,189	27,189	150,393	177,582	—	27,189
Commercial	—	—	6,361	6,361	180,667	187,028	—	6,361

Total Real estate-construction	$—	$—	$33,550	$33,550	$331,060	$364,610	$—	$33,550
Consumer	347	—	19	366	12,191	12,557	—	19
Farmland	—	—	—	—	2,418	2,418	—	—

Total Loans	$7,857	$4,864	$56,270	$68,991	$2,146,237	$2,215,228	$242	$57,158

(1)	For the purposes of this table, loans 1-29 days past due are included in the balance of “Current” loans.

Impaired Loans as of 6/30/2011	Recorded Investment (Bank Balance)	Unpaid Principal Balance (Customer Balance)	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$11,782	$11,856	$—	$14,187	$317
Real estate 1-4 family
Permanent first and second	12,318	12,447	—	13,788	309
Home equity loans and lines	3,179	3,182	—	3,425	77
Real estate multi-family residential	495	495	—	248	6
Real estate non-farm/non-residential
Owner occupied	25,715	26,072	—	28,811	645
Non-owner occupied	30,050	30,067	—	30,243	677
Real estate construction
Residential	11,514	11,516	—	13,871	310
Commercial	28,094	28,109	—	28,557	639
Consumer	2	2	—	3,114	70

With an allowance recorded:
Commercial	$19,330	$19,352	$4,823	$17,729	$397
Real estate 1-4 family
Permanent first and second	10,643	10,676	3,561	11,507	257
Home equity loans and lines	5,170	5,202	1,192	5,093	114
Real estate multi-family residential	—	—	—	—	—
Real estate non-farm/non-residential
Owner occupied	8,158	8,173	1,485	5,962	133
Non-owner occupied	33,081	33,127	4,601	33,836	757
Real estate construction
Residential	36,918	37,026	9,076	38,320	857
Commercial	5,318	5,329	950	4,996	112
Consumer	109	111	60	140	3

Total :
Commercial	$31,112	$31,208	$4,823	$31,916	$714
Real estate 1-4 family	31,310	31,507	4,753	33,813	757
Real estate multi-family residential	495	495	—	248	6
Real estate non-farm/non-residential	97,004	97,439	6,086	98,852	2,212
Construction	81,844	81,980	10,026	85,744	1,918
Consumer	111	113	60	3,254	73
Total Impaired Loans	$241,876	$242,742	$25,748	$253,827	$5,680

Impaired Loans as of 12/31/10	Recorded Investment (Bank Balance)	Unpaid Principal Balance (Customer Balance)	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$24,054	$30,794	$—	$14,916	$645
Real estate 1-4 family
Permanent first and second	17,743	20,462	—	13,852	599
Home equity loans and lines	3,878	3,878	—	2,846	123
Real estate multi-family residential	—	—	—	799	35
Real estate non-farm/non-residential
Owner occupied	36,130	36,738	—	26,259	1,135
Non-owner occupied	29,823	30,734	—	23,124	999
Real estate construction
Residential	14,042	19,947	—	20,069	867
Commercial	21,020	21,070	—	14,300	618
Consumer	21	21	—	30	1

With an allowance recorded:
Commercial	$9,602	$9,614	$4,009	$15,180	$656
Real estate 1-4 family
Permanent first and second	10,508	10,925	2,236	12,024	520
Home equity loans and lines	5,498	5,634	1,187	4,367	189
Real estate multi-family residential	—	—	—	—	—
Real estate non-farm/non-residential
Owner occupied	7,345	8,211	2,197	9,409	407
Non-owner occupied	32,459	32,831	7,492	31,090	1,344
Real estate construction
Residential	39,824	47,602	10,071	48,009	2,079
Commercial	15,559	17,959	4,928	17,398	752
Consumer	149	151	60	257	11

Total :
Commercial	$33,660	$40,408	$4,009	$30,096	$1,301
Real estate 1-4 family	37,628	40,899	3,423	33,088	1,430
Real estate multi-family residential	—	—	—	799	35
Real estate non-farm/non-residential	105,756	108,081	9,689	89,880	3,884
Construction	90,444	107,011	14,999	99,865	4,316
Consumer	167	248	60	287	12
Total Impaired Loans	$267,655	$296,647	$32,180	$254,014	$10,977

In performing a specific reserve analysis on all impaired loans as of June 30, 2011, current third party appraisals were used with respect to approximately 60% of impaired loans to assist with the evaluation of collateral values for the purpose of establishing specific reserves. When a loan is identified as impaired and collateral dependent, a current evaluation of collateral value via third party appraisal or other valuation methodology is conducted within the calendar quarter of identification when possible, but not less than 90 days after identification. Charge-offs and specific reserves are established upon determination of collateral value. During the interim between identification of an impaired loan and receipt of a current appraisal of the related collateral, specific reserves are established based upon interim methodologies including discounted cash flow analysis, tax assessment values and review of market comparables. In general, variances between charge-offs and fair value of collateral is limited to estimates of projected costs of sale. Costs of sale are estimated at 10% of value. Partially charged-off loans remain non-performing until such time as a viable restructuring plan is developed. Upon execution of a forbearance agreement including modified terms, an impaired loan will be re-classified from non-performing to a troubled debt restructuring, but will continue to be identified as impaired until the loan performs under the modified terms for the remainder of the calendar year in which it was restructured, but not less than 90 days. As noted above, in the majority of cases, external appraisals are used to establish fair value of the related collateral. In the interim prior to receipt of a current appraisal or in those situations where a current appraisal is not deemed practical or necessary, discounted cash flow analysis, tax assessment values, review of market comparables and other methodologies are used to establish fair value. Impaired loans which do not have a specific reserve are those loans which have been identified to have sufficient collateral coverage, based upon the fair value of collateral, to repay the entire principal balance due from collateral liquidation.

5. Earnings Per Common Share

The following shows the weighted average number of shares used in computing earnings per common share and the effect on the weighted average number of shares of dilutive potential common stock. As of June 30, 2011, and 2010, there were 5,417,730 and 1,001,476 anti-dilutive stock options and warrants outstanding, respectively.

	Three Months Ended				Six Months Ended
	June 30, 2011		June 30, 2010		June 30, 2011		June 30, 2010
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount

Basic earnings per share	29,643,226	$0.25	26,945,284	$0.16	29,453,918	$0.38	26,939,603	$0.28
Effect of dilutive securities:
Stock options	1,084,410		1,608,623		1,111,944		1,342,789

Diluted earnings per share	30,727,636	$0.24	28,553,907	$0.15	30,565,862	$0.36	28,282,392	$0.26

6. Stock Compensation Plan

At June 30, 2011, the Company had two stock-based compensation plans, the 1998 Stock Option Plan and the Company’s 2010 Equity Plan (the “2010 Plan”). The 2010 Plan replaced the 1998 Stock Option Plan and as such no further options may be granted under the 1998 Stock Option Plan. Included in salaries and employee benefits expense for the six months ended June 30, 2011 and 2010, is $284 thousand and $332 thousand, respectively, of stock-based compensation expense which is based on the estimated fair value of 999,870 options granted between January 2006 and June 2011, as adjusted for stock dividends, amortized on a straight-line basis over a five year requisite service period. As of June 30, 2011, there was $1.5 million remaining of total unrecognized compensation expense related to these option awards which will be recognized over the remaining requisite service periods.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2011 and 2010:

	2011	2010
Expected volatility	32.21%	32.21%
Expected dividends	0.00%	0.00%
Expected term (in years)	7.2	7.2
Risk-free rate	2.78% to 2.81%	3.1% to 3.50%

Stock option plan activity for the six months ended June 30, 2011, is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	1,685,178	$8.69
Granted	179,827	6.05
Exercised	(135,389)	1.56
Forfeited	(24,735)	14.59

Outstanding at June 30, 2011	1,704,881	$8.90	4.6 years	$—
Exercisable at June 30, 2011	1,282,814	$9.48	3.3 years	$—

The total value of in-the-money options exercised during the six months ended June 30, 2011 was $591 thousand.

Restricted stock awards generally vest in equal installments over five years. The compensation expense associated with these awards is based on the grant date fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service period.

A summary of the non-vested restricted stock activity under the 2010 Plan for the six months ended June 30, 2011 is summarized below:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Non-vested at the beginning of year	9,335	$6.65
Granted	31,913	6.00
Vested	—	—
Forfeited	—	—

Non-vested at end of the period	41,248	$6.15	$243,776

We recognized share-based compensation expense associated with shares of restricted stock of $23 thousand for the six months ended June 30, 2011.

7. Capital Requirements

A comparison of the June 30, 2011 capital ratios of the Company and its wholly-owned subsidiary, Virginia Commerce Bank (the “Bank”), with the minimum regulatory guidelines is as follows:

	Actual Capital	Minimum Capital Requirements	Minimum to be “Well-Capitalized” Under Prompt Corrective Action Provisions
Total Risk-Based Capital:
Company	15.60%	8.00%	—
Bank	15.24%	8.00%	10.00%

Tier 1 Risk-Based Capital:
Company	14.35%	4.00%	—
Bank	13.99%	4.00%	6.00%

Leverage Ratio:
Company	11.67%	4.00%	—
Bank	11.41%	4.00%	5.00%

8. Other Borrowed Funds and Lines of Credit

The Bank maintains a $442.2 million line of credit with the FHLB of Atlanta. The interest rate and term of each advance from the line is dependent upon the advance and commitment type. Advances on the line are secured by all of the Bank’s qualifying first liens and home equity lines-of-credit on one-to-four unit single-family dwellings. As of June 30, 2011, the book value of these qualifying loans totaled approximately $236.4 million and the amount of available credit using this collateral was $134.7 million. Advances on the line of credit in excess of this amount require pledging of additional assets, including other types of loans and investment securities. As of June 30, 2011 and December 31, 2010, the Bank had $25.0 million in advances outstanding that mature on September 21, 2012, but are callable by the FHLB on any quarterly interest payment date. The Bank has additional short-term lines of credit totaling $47.0 million with nonaffiliated banks at June 30, 2011, on which there were no amounts outstanding.

9. Trust Preferred Capital Notes

On December 19, 2002, the Company completed a private placement issuance of $15.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust II) which issued $470 thousand in common equity to the Company. These securities bear a floating rate of interest, adjusted semi-annually, of 330 basis points over six month LIBOR, which as of August 7, 2011 was 3.76%. These securities have been callable at par since December 30, 2007, on any semi-annual interest payment date, but have not been redeemed to date. On December 20, 2005, the Company completed a private placement of $25.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust III) which issued $774 thousand in common equity to the Company. These securities had a fixed rate of interest of 6.19% until February 23, 2011, at which time they converted to a floating rate, adjusted quarterly, of 142 basis points over three month LIBOR, which as of August 7, 2011 was 1.67%. These securities became callable at par beginning February 23, 2011.

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

10. Preferred Stock and Warrant

On December 12, 2008, the Company entered into a Letter Agreement (“Agreement”) with the United States Department of the Treasury (“Treasury”) under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, whereby the Company issued and sold to the Treasury 71,000 shares of fixed rate cumulative perpetual preferred stock with a par value of $1.00 and a liquidation amount of $1,000 per share, for a total price of $71.0 million. In addition, the Treasury received a warrant to purchase 2,696,203 shares of the Company’s common stock at an exercise price of $3.95 per share. Subject to certain restrictions, the preferred stock and the warrant are transferable by the Treasury. The allocated carrying values at June 30, 2011, of the preferred stock and the warrant, based on their relative fair values, were $62.5 million and $8.5 million, respectively.

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

Core operating earnings is a non-GAAP financial measure that reflects net income excluding taxes, loan loss provisions, losses on other real estate owned, impairment losses on securities, gain on sale of securities and death benefits received from bank-owned life insurance. These excluded items are difficult to predict and we believe that core operating earnings provides the Company and investors with a valuable measure of the Company’s operational performance and a valuable tool to evaluate the Company’s financial results. Calculation of core operating earnings for the three months ended June 30, 2011, June 30, 2010, and March 31, 2011, is as follows:

	Three Months Ended June 30,		Three Months Ended March 31,
(in thousands)	2011	2010	2011
Net Income	$8,836	$5,571	$4,966
Adjustments to net income:
Provision for loan losses	1,434	4,200	5,843
Loss on other real estate owned	320	1,060	156
Impairment loss on securities	—	668	732
Gain on sale of securities	—	(139)	(503)
Provision for income taxes	4,254	2,750	2,400
Death benefits received from bank-owned life insurance	(361)	—	—

Core Operating Earnings	$14,483	$14,110	$13,594

The adjusted efficiency ratio is a non-GAAP financial measure that is computed by dividing non-interest expense, by the sum of net interest income on a tax equivalent basis and non-interest income before impairment losses on securities, gain on sale of securities and death benefits received from bank-owned life insurance. We believe that this measure provides investors with important information about our operating efficiency. Comparison of our adjusted efficiency ratio with those of other companies may not be possible because other companies may calculate the adjusted efficiency ratio differently. Calculation of the adjusted efficiency ratio for the three months and six months ended June 30, 2011 and June 30, 2010 is as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Summary Operating Results:
Non-interest expense	$14,520	$14,788	$28,970	$29,495

Net interest income	$26,788	$26,221	$52,971	$51,037
Non-interest income	2,256	1,088	3,732	1,695
Impairment loss on securities	—	668	732	1,519
Gain on sale of securities	—	(139)	(503)	(139)
Death benefits received from bank-owned life insurance	(361)	—	(361)	—

Total	$28,683	$27,838	$56,571	$54,112

Efficiency Ratio, adjusted	50.0%	52.6%	50.5%	53.9%

The tangible common equity ratio is a non-GAAP financial measure representing the ratio of tangible common equity to tangible assets. Tangible common equity and tangible assets are non-GAAP financial measures derived from GAAP-based amounts. We calculate tangible common equity for the Company by excluding the balance of intangible assets and outstanding preferred stock issued to the U.S. Treasury from total stockholders’ equity. We calculate tangible assets by excluding the balance of intangible assets from total assets. We had no intangible assets for the periods presented. We believe that this is consistent with the treatment by bank regulatory agencies, which exclude intangible assets from the calculation of regulatory capital ratios. Accordingly, we believe that these non-GAAP financial measures provide information that is important to investors and that is useful in understanding our capital position and ratios. However, these non-GAAP financial measures are supplemental and are not substitutes for an analysis based on a GAAP measure. As other companies may use different calculations for non-GAAP measures, our presentation may not be comparable to other similarly titled measures reported by other companies. Calculation of the Company’s tangible common equity ratio as of June 30, 2011 and 2010, March 31, 2011 and December 31, 2010 is as follows:

(in thousands)	As of June 30,		March 31,	December 31,
	2011	2010	2011	2010
Tangible common equity:
Total stockholders’ equity	$267,124	$230,331	$253,373	$245,594

Less:
Outstanding TARP senior preferred stock	66,334	64,719	65,873	65,445
Intangible assets	—	—	—	—
Tangible common equity	$200,790	$165,612	$187,500	$180,149

Total tangible assets	$2,797,775	$2,826,807	$2,783,633	$2,741,648

Tangible common equity ratio	7.18%	5.86%	6.74%	6.57%

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

Critical Accounting Policies

For the period ended June 30, 2011, there were no changes in the Company’s critical accounting policies as reflected in the Company’s most recent annual report.

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

Results of Operations

For the six months ended June 30, 2011, the Company recorded net income of $13.8 million. After an effective dividend of $2.7 million to the U.S. Treasury on preferred stock, the Company reported net income available to common stockholders of $11.1 million, or $0.36 per diluted common share, compared to net income available to common stockholders of $7.5 million, or $0.26 per diluted common share for the first six months of 2010. Net income available to common stockholders increased 47.8 % in the six months ended June 30, 2011 when compared to the same period in 2010. In the second quarter of 2011 compared to the second quarter of 2010, the Company recorded a 58.6% increase in net income and a 73.3% increase in net income available to common stockholders. Net income available to common stockholders was $7.5 million for the quarter ending June 30, 2011 compared to $4.3 million in the second quarter of 2010. Diluted earnings per share increased from $0.15 for the quarter ended June 30, 2010 to $0.24 for the quarter ended June 30, 2011. The year-over-year earnings improvement was largely attributable to an increase of $2.0 million in non-interest income in the six month period ended June 30, 2011 compared to the same period in 2010, and an increase in net interest income of $1.9 million and a reduction in the provision for loan losses of $1.2 million over the same periods.

Total assets increased $56.1 million, or 2.1%, from $2.74 billion at December 31, 2010, to $2.80 billion at June 30, 2011, as total investment securities grew $99.3 million, or 24.1%, from $411.8 million to $511.1 million. The investment securities portfolio grew significantly during the six months ended June 30, 2011, as the Company purchased investment securities with excess liquidity that could not be used to originate new loans. The growth of the securities portfolio is primarily attributable to an increase of $99.8 million of U.S. Government Agency obligations in the Company’s available-for-sale securities portfolio. Loans, net of allowance for loan losses, decreased $54.6 million or 2.5% from $2.15 billion on December 31, 2010 to $2.09 billion on June 30, 2011. Year over year non-farm, non-residential real estate loans decreased $37.4 million, or 3.3%, multifamily real estate loans increased $1.2 million, or 1.4%, acquisition, development and construction (“ADC”) loans fell by $49.6 million, or 13.1%, and commercial and industrial (“C&I”) loans were up $15.2 million, or 7.0%. Loan production has been negatively impacted over the last year by lower economic activity and demand for credit in both the business and consumer sectors, a reallocation of lending personnel to problem loan identification and resolution, a strategic decision to restrict acquisition, development and construction lending and an increased emphasis on deposit generation and non-credit products. Lending efforts in 2011 are being focused on building greater market share in commercial lending, especially in sectors forecast for growth, such as government contract lending, professional practices and associations and select service industries, with strategic hiring, marketing campaigns, calling efforts and sales management restructuring. Progress with this strategy was evident in the first six months of 2011 with commercial loans increasing $14.52 million, while ADC loans decreased $35.2 million and non-farm, non-residential loans also decreased $35.2 million.

For the six months ended June 30, 2011, total deposits remained relatively unchanged compared to year end 2010 at $2.25 billion. However, the Company’s deposit mix improved as demand deposits increased $28.3 million or 10.7%, savings and interest-bearing demand accounts decreased $19.3 million or 1.6% and time deposits decreased $2.5 million or 0.3%. While opportunities for balance sheet growth have been limited in recent periods as loan demand and production have been negatively impacted by economic conditions, the Company has focused on improving deposit mix. Demand deposit growth has been the top priority, with the year-over-year increase in demand deposits primarily due to the successful efforts of the Company’s team of eight business development officers, who are focused on acquisition and retention of commercial operating funds, treasury management services and other related cross-sales. In other deposit categories, strategic pricing and customer preference for liquidity has resulted in a desired reduction in time deposits. The decrease in NOW, savings and money market accounts, which remain desirable deposit products, is considered nominal and can be attributed to end of period fluctuations. At June 30, 2011, the Bank had no brokered certificates of deposit, down from $60.1 million at June 30, 2010.

As noted, for the six months ended June 30, 2011, the Company recorded net income available to common stockholders of $11.1 million compared to $7.5 million for the six months ended June 30, 2010, as non-interest income increased and provisions for loan losses decreased compared to the same period in 2010. The Company’s return on average assets and return on average equity were 1.00% and 10.94%, respectively, for the six months ended June 30, 2011, compared to 0.72% and 9.01%, respectively, for the same period in 2010.

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

On September 29, 2010, the Company issued 1,904,766 shares of its common stock at a price of $5.25 per share in a registered direct placement with several institutional investors for total gross proceeds of $10.0 million. In addition, the Company issued to the investors warrants exercisable for shares of common stock. The warrants each have an exercise price of $6.00 per share, which represents a 14.3% premium to the offering price of the shares of common stock sold in the registered direct placement. The Series A warrants were exercisable through April 30, 2011, and 130,851 were exercised. The outstanding Series B warrants are exercisable for a total of 952,383 shares of common stock through September 29, 2011. As of August 8, 2011, Series B warrants to acquire 47,619 shares of common stock have been exercised.

Stockholders’ equity increased $36.8 million, or 16.0% from $230.3 million at June 30, 2010, to $267.1 million at June 30, 2011, with approximately $11.8 million in net proceeds from the above referenced stock issuances, net income to common stockholders of $20.1 million over the twelve-month period, a $1.3 million increase in other comprehensive income related to the investment securities portfolio, and $3.6 million in proceeds and tax benefits related to the exercise of options by the Company’s directors and officers and stock option expense credits. As a result of these changes, the Company’s Tier 1 capital ratio increased from 12.13% at June 30, 2010, to 14.35% at June 30, 2011, and its total qualifying capital ratio increased from 13.38% to 15.60%. The Bank’s ratios increased by similar levels. Sequentially, the Company’s Tier 1 and total qualifying capital ratios are each up 39 basis points, and its tangible common equity ratio is up 44 basis points from March 31, 2011, to 7.18% as of June 30, 2011.

Net Interest Income

Net interest income is the excess of interest earned on loans and investments over the interest paid on deposits and borrowings as well as the Company’s primary revenue source. Net interest income is thereby affected by overall balance sheet growth, changes in interest rates and changes in the mix of investments, loans, deposits and borrowings. Net interest income of $26.8 million for the second quarter of 2011 was up $567 thousand, or 2.2% over the same quarter last year, due primarily to lower interest expense attributable to changes in deposit mix and interest rate adjustments, which were partially offset by lower interest and dividend income. Interest expense decreased $2.1 million for the quarter ended June 30, 2011, from the same period in 2010 and decreased $4.7 million for the six months ended June 30, 2011 compared to the first half of 2010. These reductions offset decreases in interest and fee income on loans of $1.5 million and $2.7 million, respectively, for the three and six-month periods ended June 30, 2011, as compared to the same periods in 2010. The decline in interest and fee income on loans is attributable to lower outstanding loan balances of $27.4 million for the three months and $54.6 million for the six months ended June 30, 2011. Year-to-date net interest income of $53.0 million was up 3.8%, compared to $51.0 million in the same period of 2010. On a sequential basis, the margin was unchanged at 3.99%. The year-over-year increases in the net interest margin were driven by lower deposit costs due to significant reductions in the level of time deposits and increased levels of demand deposits and lower rate interest-bearing transaction accounts. As a result, the average cost of interest-bearing deposits fell from 1.65% in the second quarter of 2010 to 1.36% in the second quarter of 2011, while the yield on interest-earning assets declined twenty basis points from 5.50% to 5.30%. Management anticipates the net interest margin will range between 3.70% and 3.90% over the next two quarters, but may come under some pressure later in the year if short-term interest rates begin to rise.

The following tables show the average balance sheets for each of the three and six months ended June 30, 2011 and 2010. In addition, the amounts of interest earned on interest-earning assets, with related yields on a tax-equivalent basis, and interest expense on interest-bearing liabilities, with related rates, are shown. Loans placed on a non-accrual status are included in the average balances. Net loan fees and late charges included in interest income on loans totaled $1.3 million and $539 thousand for the three months ended June 30, 2011 and 2010, respectively and $2.0 million and $1.3 million for the six months ended June 30, 2011 and 2010, respectively.

	Three Months Ended June 30,
	2011			2010
(Dollars in thousands)	Average Balance	Interest Income- Expense	Average Yields /Rates	Average Balance	Interest Income- Expense	Average Yields /Rates
Assets
Securities (1)	$443,906	$3,723	3.49%	$362,411	$3,787	4.30%
Restricted stock	11,658	96	3.31%	11,752	88	3.00%
Loans, net of unearned income (2)	2,180,131	31,765	5.85%	2,266,145	33,236	5.89%
Interest-bearing deposits in other banks	498	—	0.05%	186	—	0.06%
Federal funds sold	81,105	54	0.27%	85,797	50	0.23%

Total interest-earning assets	$2,717,298	$35,638	5.30%	$2,726,291	$37,161	5.50%
Other assets	89,123			87,131

Total Assets	$2,806,421			$2,813,422

Liabilities and Stockholders’ Equity
Interest-bearing deposits:
NOW accounts	$322,378	$595	0.74%	$369,336	$817	0.89%
Money market accounts	196,946	515	1.05%	155,482	479	1.23%
Savings accounts	669,476	1,597	0.96%	638,407	2,480	1.56%
Time deposits	777,509	3,963	2.04%	885,828	4,655	2.11%

Total interest-bearing deposits	$1,966,309	$6,670	1.36%	$2,049,053	$8,431	1.65%
Securities sold under agreement to repurchase and federal funds purchased	184,290	960	2.09%	185,343	1,010	2.18%
Other borrowed funds	25,000	268	4.25%	25,000	268	4.25%
Trust preferred capital notes	66,406	952	5.67%	66,154	1,231	7.36%

Total interest-bearing liabilities	$2,242,005	$8,850	1.58%	$2,325,550	$10,940	1.89%
Demand deposits and other liabilities	305,258			260,285

Total liabilities	$2,547,263			$2,585,835
Stockholders’ equity	259,158			227,587

Total liabilities and stockholders’ equity	$2,806,421			$2,813,422

Interest rate spread			3.72%			3.61%
Net interest income and margin		$26,788	3.99%		$26,221	3.89%

(1)	Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders’ equity. Average yields on securities are stated on a tax equivalent basis, using a 35% rate.
(2)	Loans placed on non-accrual status are included in the average balances. Net loan fees and late charges included in interest income on loans totaled $1.3 million and $539 thousand for the three months ended June 30, 2011 and 2010, respectively.

	Six Months Ended June 30,
	2011			2010
(Dollars in thousands)	Average Balance	Interest Income- Expense	Average Yields /Rates	Average Balance	Interest Income- Expense	Average Yields /Rates
Assets
Securities (1)	$425,301	$7,176	3.54%	$350,391	$7,493	4.42%
Restricted Stock	11,705	192	3.31%	11,752	176	3.02%
Loans, net of unearned income (2)	2,191,560	63,688	5.87%	2,273,538	66,141	5.88%
Interest-bearing deposits in other banks	443	—	0.08%	114	—	0.07%
Federal funds sold	74,401	99	0.27%	67,367	78	0.23%

Total interest-earning assets	$2,703,410	$71,155	5.35%	$2,703,162	$73,888	5.54%
Other assets	83,770			87,845

Total Assets	$2,787,180			$2,791,007

Liabilities and Stockholders’ Equity
Interest-bearing deposits:
NOW accounts	$321,973	$1,248	0.78%	$325,483	$1,630	1.01%
Money market accounts	187,119	984	1.06%	151,070	971	1.30%
Savings accounts	680,998	3,513	1.04%	621,150	4,977	1.62%
Time deposits	780,469	7,948	2.05%	943,597	10,281	2.20%

Total interest-bearing deposits	$1,970,559	$13,693	1.40%	$2,041,300	$17,859	1.76%
Securities sold under agreement to repurchase and federal funds purchased	175,331	1,894	2.18%	183,659	1,999	2.19%
Other borrowed funds	25,000	534	4.25%	25,000	534	4.25%
Trust preferred capital notes	66,378	2,063	6.18%	66,122	2,459	7.39%

Total interest-bearing liabilities	$2,237,268	$18,184	1.64%	$2,316,081	$22,851	1.99%
Demand deposits and other liabilities	295,467			250,128

Total liabilities	$2,532,735			$2,566,209
Stockholders’ equity	254,445			224,798

Total liabilities and stockholders’ equity	$2,787,180			$2,791,007

Interest rate spread			3.71%			3.55%
Net interest income and margin		$52,971	3.99%		$51,037	3.84%

(1)	Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders’ equity. Average yields on securities are stated on a tax equivalent basis, using a 35% rate.
(2)	Loans placed on non-accrual status are included in the average balances. Net loan fees and late charges included in interest income on loans totaled $2.0 million and $1.3 million for the six months ended June 30, 2011 and 2010, respectively.

Allowance for Loan Losses / Provision for Loan Loss Expense

Provisions for loan losses were $1.4 million for the quarter ended June 30, 2011, compared to $4.2 million in the same period in 2010. Net charge-offs for the second quarter of 2011 were $4.7 million compared to $7.0 million in the second quarter of the prior year. For the six months ended June 30, 2011, provisions for loan losses totaled $7.3 million compared to $8.4 million for the prior year period, with 2011 year-to-date net charge-offs amounting to $16.5 million compared to $11.2 million in the first half of 2010. The higher net charge-off amount in the first half of 2011 compared to 2010, is reflective of a continuing proactive effort to address marginal credit situations which were unable to survive in a prolonged economic recovery. The lower provisions for loan losses in 2011 compared to 2010, are reflective of charge-offs predominantly representing specific reserves and are indicative, management believes, of an improving overall quality of the loan portfolio.

Total non-performing assets and loans 90+ days past due declined from $91.6 million at June 30, 2010, to $74.7 million at June 30, 2011, and increased $1.2 million sequentially from $73.5 million at March 31, 2011. The sequential increase was primarily in loans 90+ days past due and still accruing, as non-performing assets remained mostly unchanged at $73.4 million. As of June 30, 2011, the allowance for loan losses represented 2.47% of total loans, down from 2.59% at March 31, 2011, with the allowance covering 88.6% of total non-performing loans. See “Risk Elements and Non-Performing Assets” later in this discussion for more information on non-performing assets and loans 90+ days past due and other impaired loans. Although the allowance for loan losses as of June 30, 2011 represents a slightly lower percentage of total loans and total non-performing loans when compared to March 31, 2011, as discussed in more detail below management has concluded that the allowance is appropriate in light of the credit quality and anticipated risk of loss in the loan portfolio.

Management believes that the allowance for loan losses is adequate at June 30, 2011. However, there can be no assurance that additional provisions for loan losses will not be required in the future, including as a result of possible changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, and the residential real estate market in particular, on a national basis or in the Company’s market area, or changes in the circumstances of particular borrowers.

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

The following schedule summarizes the changes in the allowance for loan losses:

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Twelve Months Ended December 31, 2010

	(Dollars in thousands)
Allowance, at beginning of period	$62,442	$65,152	$65,152
Provision charged against income	7,277	8,438	20,594
Recoveries:
Consumer loans	12	4	20
Commercial	345	2,324	2,858
Real estate one-to-four family residential:
Permanent first and second	106	7	42
Home equity loans and lines	2	277	289
Real estate-non-farm, non-residential	5	54	58
Real estate-construction	117	450	907
Losses charged to reserve:
Consumer loans	(48)	(141)	(345)
Commercial loans	(1,214)	(6,073)	(7,761)
Real Estate one-to-four family residential:
Permanent first and second	(1,883)	(2,257)	(3,445)
Home equity loans and liens	(768)	(365)	(543)
Real estate-multi-family residential	—	—	(1,050)
Real estate-non-farm, non-residential	(4,634)	(2,662)	(5,260)
Real estate-construction	(8,542)	(2,863)	(9,075)

Net charge-offs	(16,502)	(11,245)	(23,304)

Allowance, at end of period	$53,217	$62,345	$62,442

Ratio of net charge-offs to average total loans outstanding during period	0.75%	0.49%	1.03%
Allowance for loan losses to total loans	2.47%	2.77%	2.82%

The following schedule provides a breakdown of general reserves and specific reserves by loan type:

	June 30, 2011	June 30, 2010	December 31, 2010
	(Dollars in thousands)
Allocation of the allowance for loan losses:
Real estate – mortgage-general	$13,539	$6,374	$12,296
Real estate – mortgage-specific	10,839	3,904	13,112
Real estate – construction-general (1)	7,762	21,079	11,648
Real estate – construction-specific	10,026	20,605	15,000
Commercial-general	5,407	6,930	5,963
Commercial-specific	4,823	2,994	4,009
Consumer-general	285	303	313
Consumer-specific	60	156	60
Unallocated	476	0	41

Total	$53,217	$62,345	$62,442

(1)	Includes Farmland.

Risk Elements and Non-Performing Assets

Non-performing assets consist of non-accrual loans and OREO (foreclosed properties). For the six months ended June 30, 2011, total non-performing assets and loans 90+ days past due and still accruing interest increased slightly from $74.6 million at December 31, 2010, to $74.7 million at June 30, 2011, and have increased $1.2 million from $73.5 million at March 31, 2011. The ratio of non-performing assets and loans 90+ days past due and still accruing to total assets decreased from 3.24% at June 30, 2010, to 2.67% at June 30, 2011, and decreased from 2.72% of total assets at December 31, 2010. Loans are placed in non-accrual status when in the opinion of management the collection of additional interest is unlikely or a specific loan meets the criteria for non-accrual status established by regulatory authorities. No interest is taken into income on non-accrual loans. A loan remains on non-accrual status until the loan is current as to both principal and interest or the borrower demonstrates the ability to pay and remain current, or both.

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

Other impaired loans, that are currently performing, and troubled debt restructurings, performing in accordance with their modified terms, decreased from $297.3 million at December 31, 2010, to $183.1 million at June 30, 2011. These loans have been identified by the Company as having certain weaknesses as a result of the Company’s specific knowledge about the customer or recent credit events, and are classified as substandard and subject to impairment testing at each balance sheet date.

Troubled debt restructurings which represented $81.1 million of other impaired loans as of June 30, 2011, were down from $103.0 million at December 31, 2010. These loans, which have been provided concessions such as rate reductions, payment deferrals, and in some cases forgiveness of principal, are all on accrual status. If the loan was on non-accrual at the time of the concession it is the Company’s policy that it remain on non-accrual status and perform in accordance with the modified terms for a period of six months. As of June 30, 2011, all troubled debt restructurings were accruing interest. The Company does not report any non-accrual loans as troubled debt restructurings.

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

Total non-performing assets as of the dates indicated consisted of the following:

	June 30, 2011	June 30, 2010	December 31, 2010
	(In Thousands of Dollars)
Non-accrual loans:
Commercial	$4,932	$5,346	$3,719
Real estate-one-to-four family residential:
Closed end first and seconds	1,982	4,369	5,285
Home equity lines	2,990	630	1,529

Total real estate-one-to-four family residential	$4,972	$4,999	$6,814
Real estate-multi-family residential	495	—	—
Real estate-non-farm, non-residential:
Owner occupied	6,516	8,045	8,942
Non-owner occupied	7,831	8,298	4,114

Total real estate-non-farm, non-residential	$14,347	$16,343	$13,056
Real estate-construction:
Residential-owner occupied	—	—	—
Residential-builder	25,393	30,877	27,189
Commercial	8,586	6,911	6,361

Total real estate-construction:	$33,979	$37,788	$33,550
Consumer	18	122	19

Total non-accrual loans	58,743	$64,598	57,158
OREO	14,690	26,477	17,165

Total non-performing assets	$73,433	$91,075	$74,323

Loans 90+ days past due and still accruing:
Commercial	$—	$264	$—
Real estate-one-to-four family residential:
Closed end first and seconds	—	280	—
Home equity lines	—	—	242

Total real estate-one-to-four family residential	$—	$280	$242
Real estate multi-family residential	—	—	—
Real estate-non-farm, non-residential:
Owner occupied	—	—	—
Non-owner occupied	350	—	—

Total real estate-non-farm, non-residential	$350	$—	$—
Real estate-construction:
Residential-owner occupied	393	—	—
Residential-builder	564	—	—
Commercial	—	—	—

Total real estate-construction:	$957	$—	$—
Consumer	—	—	—

Total loans past due 90+ days and still accruing	$1,307	$544	$242
Total non-performing assets and past due loans	$74,740	$91,619	$74,565

	June 30, 2011	June 30, 2010	December 31, 2010
	(In Thousands of Dollars)
Non-performing assets
to total loans:	3.41%	4.04%	3.36%
to total assets:	2.62%	3.22%	2.71%
Non-performing assets and 90+ days past due loans
to total loans:	3.47%	4.06%	3.37%
to total assets:	2.67%	3.24%	2.72%
Allowance for loan losses to total loans	2.47%	2.77%	2.82%
Allowance for loan losses to non-performing loans	88.62%	95.71%	108.79%
Troubled debt restructurings:
Commercial	$9,733	$11,815	$12,175
Real estate-one-to-four family residential:
Closed end first and seconds	5,006	5,330	5,437
Home equity lines	—	—	—

Total Real estate-one-to-four family residential	$5,006	$5,330	$5,437
Real estate multi-family residential	—	—	—
Real estate-non-farm, non-residential:
Owner occupied	6,662	18,921	14,667
Non-owner occupied	32,006	28,272	35,001

Total Real estate-non-farm, non-residential	$38,668	$47,193	$49,668
Real estate-construction:
Residential-Owner occupied	—	—	—
Residential-Builder	7,220	12,504	9,760
Commercial	20,406	20,074	25,908

Total Real estate-construction:	$27,626	$32,578	$35,668
Consumer	37	60	48

Total troubled debt restructurings	$81,070	$96,976	$102,996

Non-performing loans continue to be concentrated in residential and commercial construction and land development loans in outer sub-markets hardest hit by the residential downturn and commercial and consumer credits experiencing the after shocks in sub-contracting businesses and workforce employment. Overall, as of June 30, 2011, $34.0 million, or 57.8%, of non-performing loans represented acquisition, development and construction (“ADC”) loans, $14.3 million, or 24.4%, represented non-farm, non-residential loans, $5.0 million, or 8.5%, represented loans on one-to-four family residential properties, and $4.9 million, or 8.4%, represented commercial and industrial (“C&I”) loans. Interest actually received on non-accrual loans was $250 thousand for the six months ended June 30, 2011 and $305 thousand for the six months ended June 30, 2010. See Note 4 to the Consolidated Financial Statements for additional information regarding the Company’s non-performing loans.

The following provides a breakdown of the construction and non-farm/non-residential loan portfolios by location, including loans on non-accrual status, with dollars in thousands:

	As of June 30, 2011
Residential, Acquisition, Development and Construction By County/Jurisdiction of Origination:	Total Outstandings	Percentage of Total	Non-accrual Loans	Non-accruals as a % of Outstandings	Net charge- offs as a % of Outstandings
District of Columbia	$5,975	4.0%	$—	—	—
Montgomery, MD	1,609	1.1%	—	—	—
Prince Georges, MD	19,605	13.0%	12,689	8.4%	0.2%
Other Counties in MD	5,404	3.6%	—	—	—
Arlington/Alexandria, VA	28,652	18.9%	1,400	0.9%	—
Fairfax, VA	41,739	27.6%	826	0.5%	0.1%
Culpeper/Fauquier, VA	1,276	0.8%	528	0.3%	0.2%
Frederick, VA	—	—	6,250	4.1%	—
Loudoun, VA	15,178	10.0%	—	—	0.7%
Prince William, VA	9,601	6.3%	1,036	0.7%	—
Spotsylvania, VA	201	0.1%	—	—	—
Stafford, VA	14,640	9.7%	2,664	1.8%	—
Other Counties in VA	7,229	4.8%	—	—	—
Outside VA, D.C. & MD	105	0.1%	—	—	—

	$151,214	100.0%	$25,393	16.8%	1.2%

	As of June 30, 2011
Commercial, Acquisition, Development and Construction By County/Jurisdiction of Origination:	Total Outstandings	Percentage of Total	Non-accrual Loans	Non-accruals as a % of Outstandings	Net charge-offs (recoveries) as a % of Outstandings
District of Columbia	$6,196	3.5%	$—	—	—
Montgomery, MD	—	—	—	—	—
Prince Georges, MD	12,491	7.0%	—	—	—
Other Counties in MD	2,233	1.3%	—	—	—
Arlington/Alexandria, VA	9,302	5.2%	3,143	1.7%	—
Fairfax, VA	27,538	15.5%	2,800	1.6%	—
Culpeper/Fauquier, VA	3,020	1.7%	—	—	—
Frederick, VA	5,325	3.0%	—	—	—
Henrico, VA	878	0.5%	—	—	—
Loudoun, VA	22,129	12.4%	579	0.3%	2.5%
Prince William, VA	53,529	30.0%	2,064	1.2%	1.2%
Spotsylvania, VA	1,740	1.0%	—	—
Stafford, VA	28,464	16.0%	—	—	—
Other Counties in VA	5,299	3.0%	—	—	—
Outside VA, D.C. & MD	—	—	—	—	—

	$178,144	100.0%	$8,586	4.8%	3.7%

	As of June 30, 2011
Non-Farm/Non-Residential By County/Jurisdiction of Origination:	Total Outstandings	Percentage of Total	Non-accrual Loans	Non-accruals as a % of Outstandings	Net charge- offs as a % of Outstandings
District of Columbia	$79,753	7.2%	$—	—	—
Montgomery, MD	27,664	2.5%	—	—	—
Prince Georges, MD	46,396	4.2%	—	—	—
Other Counties in MD	53,279	4.8%	—	—	—
Arlington/Alexandria, VA	192,867	17.5%	1,284	0.1%	—
Fairfax, VA	265,476	24.1%	4,847	0.4%	—
Culpeper/Fauquier, VA	3,797	0.3%	—	—	—
Frederick, VA	4,335	0.4%	—	—	—
Henrico, VA	24,309	2.2%	—	—	0.3%
Loudoun, VA	107,122	9.7%	3,710	0.3%	0.1%
Prince William, VA	199,659	18.1%	909	0.1%	—
Spotsylvania, VA	16,703	1.5%	—	—	—
Stafford, VA	19,751	1.8%	—	—	—
Other Counties in VA	54,714	5.0%	3,597	0.3%	—
Outside VA, D.C. & MD	7,754	0.7%	—	—	—

	$1,103,579	100.0%	$14,347	1.3%	0.4%

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

At June 30, 2011, the Company had $1.52 billion, or 70.6%, of total loans concentrated in commercial real estate. Commercial real estate for purposes of this discussion includes all construction loans, loans secured by multi-family residential properties and loans secured by non-farm, non-residential properties. At December 31, 2010, commercial real estate loans were $1.58 billion, or 71.4%, of total loans. Total construction loans of $329.4 million at June 30, 2011 represented 15.3% of total loans, loans secured by multi-family residential properties of $85.7 million represented 4.0% of total loans, and loans secured by non-farm, non-residential properties of $1.1 billion represented 51.3%.

Construction loans at June 30, 2011, included $134.0 million in loans to commercial builders of single family residential property and $17.2 million to individuals on single family residential property, together representing 7.0% of total loans. These loans are made to a number of unrelated entities and generally have a term of twelve to eighteen months. In addition, the Company had $178.1 million of construction loans on non-residential commercial property at June 30, 2011, representing 8.3% of total loans. Total construction loans of $329.4 million include $102.1 million in land acquisition and/or development loans on residential property and $92.1 million in land acquisition and/or development loans on commercial property, together totaling $194.2 million, or 9.0% of total loans. Potential adverse developments in the Northern Virginia real estate market or economy, including substantial increases in mortgage interest rates, slower housing sales, and increased commercial property vacancy rates, could have an adverse impact on these groups of loans and the Bank’s income and financial position. At June 30, 2011, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

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

Non-Interest Income

For the three months ended June 30, 2011, the Company recognized $2.3 million in non-interest income, a 107.4% increase compared to non-interest income of $1.1 million for the three months ended June 30, 2010. The Company recognized non-interest income of $3.7 million for the six months ended June 30, 2011, compared to non-interest income of $1.7 million for the same period in 2010. Non-deposit investment services commissions for the second quarter 2011 increased $282 thousand, or 158.4%, over the second quarter of 2010. Fees and net gains on loans held-for-sale were up for the second quarter 2011 on a year-over-year basis by $51 thousand, or 10.6%. Non-interest income for the second quarter also included a bank-owned life insurance death benefit of $361 thousand and a reduction of $668 thousand in impairment losses on securities year-over-year. For the six months ended June 30, 2011, non-interest income included an impairment loss on securities of $732 thousand, which was partially offset by a gain on sale of securities of $503 thousand as well as the aforementioned bank-owned life insurance death benefit, while non-interest income for the six months ended June 30, 2010, included a $1.5 million impairment loss on securities. Management is carefully monitoring its holdings of the securities which caused the impairment losses and at this time can not be assured that there will not be additional losses in the future. Management, except for the possibility of future impairment losses, expects non-interest income to generally remain at levels realized in the second quarter.

Non-Interest Expense

Non-interest expense decreased $268 thousand, or 1.8%, from $14.8 million in the second quarter of 2010 to $14.5 million in the second quarter of 2011, and was down $525 thousand, or 1.8%, from $29.5 million for the six months ended June 30, 2010, to $29.0 million year-to-date as of June 30, 2011. Compared to the first quarter of 2011, non-interest expense was up $70 thousand. The year-over-year decrease was due primarily to the lower loss on other real estate owned, although this decrease was partially offset as salaries and employee benefits expense increased year-over-year for the three- and six-month periods ended June 30, 2011. As a result of a minimal increase in overhead and higher levels of non-interest income, the efficiency ratio improved from 52.6% in the second quarter of 2010 to 50.0% in the second quarter of 2011. Non-interest expense in future periods may be impacted by new regulatory complexity and compliance costs related to recent legislation passed by Congress and rules and regulations implemented by federal regulatory agencies.

Provision for Income Taxes

The Company’s income tax provisions are adjusted for non-deductible expenses and non-taxable income before applying the U.S. federal income tax rate of 35%. For the six months ended June 30, 2011, the Company recorded an income tax provision of $6.7 million compared to a provision of $4.8 million for the same period in 2010.

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

The Company measures total liquidity through cash and cash equivalents, securities available-for-sale, mortgage loans held-for-sale, other loans and investment securities maturing within one year, less securities pledged as collateral for repurchase agreements, public deposits and other purposes, and less any outstanding Federal funds purchased. These liquidity sources increased $108.3 million, or 18.5%, from $585.1 million at December 31, 2010, to $693.4 million at June 30, 2011, due to a $102.59 million increase in available-for-sale securities. Additional sources of liquidity available to the Bank include the capacity to borrow funds through established short-term lines of credit with various correspondent banks and the Federal Home Loan Bank of Atlanta. See Note 8 to the Consolidated Financial Statements for further information regarding these additional liquidity sources.

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

Commitments to extend credit, which amounted to $503.0 million at June 30, 2011, and $436.3 million at December 31, 2010, represent legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At June 30, 2011, and December 31, 2010, the Company had $25.7 million and $28.8 million, respectively, in outstanding standby letters of credit.

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

Both the Company’s and the Bank’s capital levels continue to meet regulatory requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios. Tier 1 capital consists of common and qualifying preferred stockholders’ equity, less goodwill, and for the Company includes certain minority interests relating to bank subsidiary issued shares, and a limited amount of restricted core capital elements. Restricted core capital elements include qualifying cumulative preferred stock interests, certain minority interests in subsidiaries and qualifying trust preferred securities. All of the $71 million in preferred stock interests issued to the Treasury under the Capital Purchase Program qualify as Tier 1 capital. Total risk-based capital consists of Tier 1 capital, qualifying subordinated debt, and a portion of the allowance for loan losses, and for the Company, a limited amount of excess restricted core capital elements. Risk-based capital ratios are calculated with reference to risk-weighted assets. The leverage ratio compares Tier 1 capital to total average assets. The Bank’s Tier 1 risk-based capital ratio was 13.99% at June 30, 2011, compared to 12.87% at December 31, 2010, and its total risk-based capital ratio was 15.24% at June 30, 2011, compared to 14.12% at December 31, 2010. These ratios are in excess of the mandated minimum requirement of 4.00% and 8.00%, respectively. The Bank’s leverage ratio was 11.41% at June 30, 2011, compared to 10.76% at December 31, 2010, and in excess of the mandated minimum requirement of 4.00%. The Company’s Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage ratio was 14.35%, 15.60% and 11.67%, respectively, at June 30, 2011, compared to 13.20%, 14.45%, and 11.07% at December 31, 2010. The increases in these capital ratios in 2011 are due to additional capital, improved financial performance and lower levels of high weight risk assets (loans) and higher levels of lower weighted risk assets (securities).

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

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Federal Reserve has revised the capital treatment of trust preferred securities to provide that, beginning in 2011, such securities can be counted as Tier 1 capital at the holding company level, together with other restricted core capital elements, up to 25% of total capital (net of goodwill), and any excess as Tier 2 capital, subject to limitation. At June 30, 2011, trust preferred securities represented 19.7% of the Company’s Tier 1 capital and 18.1% of its total risk-based capital. See Note 9 to the Consolidated Financial Statements for further information regarding trust preferred securities.

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

On September 29, 2010, the Company issued 1,904,766 shares of its common stock at a price of $5.25 per share in a registered direct placement with several institutional investors for total gross proceeds of $10.0 million. In addition, the Company issued to the investors warrants exercisable for shares of common stock. The warrants each have an exercise price of $6.00 per share, which represents a 14.3% premium to the offering price of the shares of common stock sold in the registered direct placement. The Series A warrants were exercisable through April 30, 2011, and 130,851 were exercised. The outstanding Series B warrants are exercisable for a total of 952,383 shares of common stock through September 29, 2011. As of August 8, 2011, Series B warrants to acquire 47,619 shares of common stock have been exercised.

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

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, will be required for periods beginning on or after December 15, 2010. The Company has included the required disclosures in its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangible – Goodwill and Other (Topic 350) – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations.” The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

The Securities Exchange Commission (SEC) issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting.” The rule requires companies to submit financial statements in extensible business reporting language (XBRL) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011. The Company is complying with this rule as of June 30, 2011.

In March 2011, the SEC issued Staff Accounting Bulletin (SAB) 114. This SAB revises or rescinds portions of the interpretive guidance included in the codification of the Staff Accounting Bulletin Series. This update is intended to make the relevant interpretive guidance consistent with current authoritative accounting guidance issued as a part of the FASB’s Codification. The principal changes involve revision or removal of accounting guidance references and other conforming changes to ensure consistency of referencing through the SAB Series. The effective date for SAB 114 is March 28, 2011. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor. They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted. Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company will adopt ASU 2011-02 and include the required disclosures in its consolidated financial statements effective July 1, 2011.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.” The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this ASU are effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2011-03 will have on its consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU is the result of joint efforts by the FASB and IASB to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application. Early application is not permitted. The Company is currently assessing the impact that ASU 2011-04 will have on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share. The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted because compliance with the amendments is already permitted. The amendments do not require transition disclosures. The Company is currently assessing the impact that ASU 2011-05 will have on its consolidated financial statements.

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

Our short term interest rate sensitivity is managed through the use of a model that generates estimates of the change in the net interest income over a range of interest rate scenarios. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. The model assumes that the composition of interest sensitive assets and liabilities existing at June 30, 2011, remains constant over a two year period (base case) and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.

The following table provides an analysis of our interest rate risk as measured by the estimated change in MVPE and net interest income from the base case, resulting from instantaneous and sustained parallel shifts in interest rates as of June 30, 2011, (in thousands):

	Sensitivity of Market Value of Portfolio Equity June 30, 2011				Sensitivity of Net Interest Income June 30, 2011
		Market Value of Portfolio Equity			Net Interest Income		Net Interest Margin
Interest Rate Scenario	Amount	$ Change from Base	Percent	% of Total Assets	Amount	$ Change from Base	Percent	% Change from Base
Up 300 bps	$215,540	$(97,021)	-31.04%	7.62%	$216,702	$6,541	3.94%	3.11%
Up 200 bps	246,251	(66,310)	-21.22%	8.71%	214,786	4,625	3.91%	2.21%
Base Case	312,561	—	—	11.05%	210,161	—	3.82%	—
Down 100 bps	322,370	9,809	3.14%	11.40%	199,718	(10,443)	3.64%	-4.89%

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information required to be set forth in the Company’s periodic reports.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities.– None

(b)	Use of Proceeds.– Not Applicable.

(c)	Issuer Purchases of Securities.– None

Item  3. DEFAULTS UPON SENIOR SECURITIES – None

Item 4. (REMOVED AND RESERVED)

Item 5. OTHER INFORMATION

(a)	Required 8-K Disclosures. None

(b)	Changes in Procedures for Director Nominations by Securityholders. None

Item 6. EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation of Virginia Commerce Bancorp, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

3.2	Articles of Amendment to the Articles of Incorporation relating to the Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 15, 2008)

3.3	Amended and Restated By-laws of Virginia Commerce Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 27, 2007)

3.4	Amendment to the Amended and Restated By-laws of Virginia Commerce Bancorp, Inc. (incorporated by reference to exhibit 3.4 to the Company’s Current Report on Form 8-K filed on January 28, 2011)

31.1	Certification of Peter A. Converse, President and Chief Executive Officer

31.2	Certification of Wilmer L. Tinley, Jr., Interim Chief Financial Officer

32.1	Certification of Peter A. Converse, President and Chief Executive Officer

32.2	Certification of Wilmer L. Tinley, Jr., Interim Chief Financial Officer

101	The following materials from Virginia Commerce Bancorp, Inc.’s quarterly report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virginia Commerce Bancorp, Inc.
(Registrant)

Date: August 8, 2011	BY	/s/ Peter A. Converse
Peter A. Converse, President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2011	BY	/s/ Wilmer L. Tinley, Jr.
Wilmer L. Tinley, Jr., Interim Chief Financial Officer (Principal Financial Officer)