Form 10-Q
period 2011-09-30
VIRGINIA COMMERCE BANCORP INC
filed 2011-11-04
CIK 1099305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of November 2, 2011, the number of outstanding shares of registrant’s common stock, par value $1.00 per share, was: 30,184,728.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except share and per share data)

	(Unaudited) September 30, 2011	(Audited) December 31, 2010
Assets
Cash and due from banks	$30,925	$36,932
Federal funds sold	—	10,455
Investment securities, available-for-sale, at fair value	569,470	374,503
Investment securities, held-to-maturity (fair value: 2011, $35,910; 2010, $38,150)	33,095	37,258
Restricted stocks, at cost	11,355	11,751
Interest bearing deposits in other banks	99,000	—
Loans held-for-sale	17,464	10,049
Loans, net of allowance for loan losses of $49,405 in 2011 and $62,442 in 2010	2,097,042	2,149,591
Bank premises and equipment, net	11,442	12,000
Accrued interest receivable	10,258	10,003
Other real estate owned, net of valuation allowance of $6,361 in 2011 and $6,782 in 2010	10,377	17,165
Other assets	51,895	71,941

Total assets	$2,942,323	$2,741,648

Liabilities and Stockholders’ Equity
Deposits
Demand deposits	$389,533	$264,744
Savings and interest-bearing demand deposits	1,187,329	1,201,288
Time deposits	792,077	781,169

Total deposits	$2,368,939	$2,247,201
Securities sold under agreement to repurchase and federal funds purchased	201,652	152,726
Other borrowed funds	25,000	25,000
Trust preferred capital notes	66,506	66,314
Accrued interest payable	2,580	2,751
Other liabilities	2,100	2,062
Commitments and contingent liabilities	—	—

Total liabilities	$2,666,777	$2,496,054

Stockholders’ Equity
Preferred stock, net of discount, $1.00 par, 1,000,000 shares authorized, Series A; $1,000 stated value; 71,000 issued and outstanding in 2011 and 2010	$66,794	$65,445
Common stock, $1.00 par, 50,000,000 shares authorized, issued and outstanding 2011, 29,751,460 including 49,998 in unvested restricted stock issued; 2010, 28,962,935 including 9,335 in unvested restricted stock issued	29,702	28,954
Surplus	108,543	105,056
Warrants	8,520	8,520
Retained earnings	55,565	39,208
Accumulated other comprehensive income (loss), net	6,422	(1,589)

Total stockholders’ equity	$275,546	$245,594

Total liabilities and stockholders’ equity	$2,942,323	$2,741,648

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of dollars except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest and dividend income:
Interest and fees on loans	$31,456	$33,997	$95,144	$100,138
Interest and dividends on investment securities:
Taxable	3,185	3,131	9,177	9,722
Tax-exempt	593	554	1,777	1,456
Dividend on restricted stocks	95	91	287	267
Interest on federal funds sold	53	59	152	137
Interest on deposits in other banks	21	—	21	—

Total interest and dividend income	$35,403	$37,832	$106,558	$111,720

Interest expense:
Deposits	$6,485	$8,113	$20,178	$25,972
Securities sold under agreement to repurchase and federal funds purchased	965	1,023	2,859	3,022
Other borrowed funds	272	272	806	806
Trust preferred capital notes	952	1,243	3,015	3,702

Total interest expense	$8,674	$10,651	$26,858	$33,502

Net interest income	$26,729	$27,181	$79,700	$78,218
Provision for loan losses	3,933	5,100	11,210	13,538

Net interest income after provision for loan losses	$22,796	$22,081	$68,490	$64,680

Non-interest income:
Service charges and other fees	$839	$841	$2,430	$2,555
Non-deposit investment services commissions	340	222	1,053	529
Fees and net gains on loans held-for-sale	744	908	1,799	1,737
Gain on sale of securities	—	—	503	139
Total other-than-temporary impairment losses	—	—	(3,107)	(4,081)
Portion of loss recognized in other comprehensive income	—	—	2,375	2,562

Net impairment losses	—	—	(732)	(1,519)
Other	17	1,134	619	1,359

Total non-interest income	$1,940	$3,105	$5,672	$4,800

Non-interest expense:
Salaries and employee benefits	$6,591	$6,253	$19,676	$18,239
Occupancy expense	2,293	2,414	7,006	7,534
FDIC insurance	864	1,312	3,394	3,953
Loss on other real estate owned	546	713	1,022	2,691
Franchise tax expense	780	720	2,326	2,155
Data processing	652	553	1,942	1,806
Other operating expense	3,167	3,346	8,497	8,428

Total non-interest expense	$14,893	$15,311	$43,863	$44,806

Income before taxes	$9,843	$9,875	$30,299	$24,674
Provision for income taxes	3,277	2,917	9,931	7,676

Net income	$6,566	$6,958	$20,368	$16,998

Effective dividend on preferred stock	1,349	1,250	4,012	3,752

Net income available to common stockholders	$5,217	$5,708	$16,356	$13,246

Earnings per common share, basic	$0.18	$0.21	$0.55	$0.49
Earnings per common share, diluted	$0.17	$0.20	$0.53	$0.46

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2011 and 2010

(In thousands of dollars)

(Unaudited)

	Preferred Stock	Common Stock	Surplus	Warrants	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total Stockholders’ Equity
Balance, January 1, 2010	$63,993	$26,745	$96,588	$8,520	$22,671	$351		$218,868
Comprehensive Income:
Net income					16,998		$16,998	16,998
Other comprehensive income:
reclassification adjustment for impairment loss on securities (net of tax of $532)						987	987	987
reclassification adjustment for gain on securities (net of tax of $49)						(90)	(90)	(90)
unrealized holding gains arising during the period (net of tax of $1,436)						2,667	2,667	2,667

Total comprehensive income							$20,562

Common stock issued	—	1,905	7,370	—	—	—		9,275
Stock options exercised	—	234	242	—	—	—		476
Stock option expense	—	—	493	—	—	—		493
Discount on preferred stock	1,089	—	—	—	(1,089)	—		—
Dividend on preferred stock	—	—	—	—	(2,662)	—		(2,662)

Balance, September 30, 2010	$65,082	$28,884	$104,693	$8,520	$35,918	$3,915		$247,012

Balance, January 1, 2011	$65,445	$28,954	$105,056	$8,520	$39,208	$(1,589)		$245,594
Comprehensive Income:
Net income					20,368		$20,368	20,368
Other comprehensive income:
reclassification adjustment for impairment loss on securities (net of tax of $256)						476	476	476
reclassification adjustment for gain on securities (net of tax of $176)						(327)	(327)	(327)
unrealized holding gains arising during the period (net of tax of $4,230)						7,862	7,862	7,862

Total comprehensive income							$28,379

Common stock issued	—	426	2,075	—	—	—		2,501
Stock options exercised	—	322	976	—	—	—		1,298
Stock option expense	—	—	436	—	—	—		436
Discount on preferred stock	1,349	—	—	—	(1,349)	—		—
Dividend on preferred stock	—	—	—	—	(2,662)	—		(2,662)

Balance, September 30, 2011	$66,794	$29,702	$108,543	$8,520	$55,565	$6,422		$275,546

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,368	$16,998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,645	1,983
Provision for loan losses	11,210	13,538
Stock based compensation expense	436	493
Deferred tax expense (benefit)	6,420	(2,593)
Accretion of trust preferred securities discount	192	192
Amortization of premiums and accretion of security discounts, net	1,236	287
Origination of loans held-for-sale	(103,656)	(110,046)
Sales of loans	97,801	103,801
Gain on sale of loans	(1,560)	(1,437)
Gain on other real estate owned	(385)	—
Loss on other real estate owned	1,022	2,691
Gain on sale of securities	(503)	(139)
Impairment loss on securities	732	1,519
Changes in other assets and other liabilities: (Increase) in accrued interest receivable	(255)	(80)
Decrease in other assets	8,809	6,330
Increase (decrease) in other liabilities	38	(3,683)
(Decrease) in accrued interest payable	(171)	—

Net Cash Provided By Operating Activities	$43,379	$29,854

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in loans	$35,125	$18,491
Purchase of investment securities available-for-sale	(325,168)	(194,166)
Proceeds from principal payments on investment securities available-for-sale	38,209	40,262
Proceeds from principal payments on investment securities held-to-maturity	3,488	7,566
Proceeds from calls and maturities of investment securities available-for-sale	90,810	106,852
Proceeds from calls and maturities of investment securities held-to-maturity	575	2,252
Proceeds from sale of investment securities available-for-sale	12,645	—
Proceeds from sale of investment securities held-to-maturity	—	8,717
Proceeds from redemption of FHLB stock	396	—
Purchase of bank premises and equipment	(1,087)	(413)
Proceeds from sale of other real estate owned	12,365	—

Net Cash (Used In) Investing Activities	$(132,642)	$(10,439)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$121,738	$94,151
Net increase in repurchase agreements and federal funds purchased	48,926	1,904
Net proceeds from exercise of stock options and warrants	1,298	476
Net proceeds from issuance of common stock	2,501	9,275
Dividend paid on preferred stock	(2,662)	(2,662)

Net Cash Provided By Financing Activities	$171,801	$103,144

Net Increase In Cash and Cash Equivalents	82,538	122,559
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	$47,387	$25,211

CASH AND CASH EQUIVALENTS – END OF PERIOD	$129,925	$147,770

Supplemental Schedule of Noncash Investing Activities:
Unrealized gain on investment securities available-for-sale	$12,321	$5,483
Tax benefits on stock options exercised	43	61
Other real estate owned transferred from loans	6,214	4,202
Supplemental Disclosure of Cash Flow Information:
Taxes Paid	$3,348	$10,256
Interest Paid	27,029	34,344

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	General

The accompanying unaudited consolidated financial statements of Virginia Commerce Bancorp, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions as of September 30, 2011 and December 31, 2010, the results of operations for the three and nine months ended September 30, 2011 and 2010, and statements of cash flows and stockholders’ equity for the nine months ended September 30, 2011 and 2010. These statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2010. In preparing these financial statements, management has evaluated subsequent events and transactions for potential recognition or disclosure through the date these financial statements were issued. Management has concluded there were no material subsequent events to be disclosed at this time.

Operating results for the three and nine month periods ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or any other period.

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

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available-for-sale: Securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2).

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis for September 30, 2011 and December 31, 2010, respectively:

		Fair Value Measurements at September 30, 2011 Using
(in thousands) Description	Balance as of September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available-for-sale
U.S. Government Agency obligations	$500,873	$—	$500,873	$—
Pooled trust preferred securities	$454	$—	$454	$—
Obligations of states and political subdivisions	$68,143	$—	$68,143	$—

		Fair Value Measurements at December 31, 2010 Using
(in thousands) Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available-for-sale
U.S. Government Agency obligations	$310,610	$—	$310,610	$—
Pooled trust preferred securities	$430	$—	$430	$—
Obligations of states and political subdivisions	$63,463	$—	$63,463	$—

At September 30, 2011 and December 31, 2010, the Company did not have any liabilities measured at fair value on a recurring basis.

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

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the periods ended September 30, 2011, and December 31, 2010. Gains and losses on the sale of loans are recognized in fees and net gains on loans held-for-sale on the Consolidated Statements of Income.

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis for September 30, 2011 and December 31, 2010, respectively:

		Carrying value at September 30, 2011
(in thousands) Description	Balance as of September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$62,760	$—	$53,966	$8,794
Other real estate owned	$10,377	$—	$6,288	$4,089

		Carrying value at December 31, 2010
(in thousands) Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$88,764	$—	$77,061	$11,703
Other real estate owned	$17,165	$—	$17,127	$38

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Short-Term Investments

For those short-term instruments, including interest-bearing deposits in other banks, the carrying amount is a reasonable estimate of fair value.

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

At September 30, 2011 and December 31, 2010, the fair value of loan commitments and stand-by letters of credit were deemed immaterial, and therefore, are not included in the table below.

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	$2,368,939	$2,368,939	$2,368,939	$2,368,939
	September 30, 2011		December 31, 2010
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and short-term investments	$129,925	$129,925	$47,387	$47,387
Investment securities	602,565	605,380	411,761	412,653
Restricted stock	11,355	11,355	11,751	11,751
Loans held-for-sale	17,464	17,464	10,049	10,049
Loan receivables	2,097,042	2,215,500	2,149,591	2,224,687
Accrued interest receivable	10,258	10,258	10,003	10,003

	$2,368,939	$2,368,939	$2,368,939	$2,368,939
	September 30, 2011		December 31, 2010
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial liabilities:
Deposits	$2,368,939	$2,312,434	$2,247,201	$2,206,542
Securities sold under agreements to repurchase and federal funds purchased	201,652	219,492	152,726	173,105
Other borrowed funds	25,000	25,311	25,000	25,533
Trust preferred capital notes	66,506	81,396	66,314	81,461
Accrued interest payable	2,580	2,580	2,751	2,751

In the normal course of business, the Company is subject to market risk which includes interest rate risk (the risk that general interest rate levels will change). As a result, the fair values of the Company’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Management attempts to structure maturities of assets and liabilities to the extent believed necessary to mitigate this risk.

2.	Investment Securities

Amortized cost and fair value of the investment securities available-for-sale and held-to-maturity as of September 30, 2011 and December 31, 2010, are as follows (dollars in thousands):

September 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale:
U.S. Government Agency obligations	$490,509	$10,561	$(197)	$500,873
Pooled trust preferred securities	5,438	52	(5,036)	454
Obligations of states and political subdivisions	63,642	4,536	(35)	68,143

	$559,589	$15,149	$(5,268)	$569,470

Held-to-maturity:
U.S. Government Agency obligations	$4,260	$250	$—	$4,510
Obligations of state and political subdivisions	28,835	2,565	—	31,400

	$33,095	$2,815	$—	$35,910

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale:
U.S. Government Agency obligations	$307,973	$5,527	$(2,890)	$310,610
Pooled trust preferred securities	5,919	—	(5,489)	430
Obligations of states and political subdivisions	63,051	1,077	(665)	63,463

	$376,943	$6,604	$(9,044)	$374,503

Held-to-maturity:
U.S. Government Agency obligations	$6,113	$309	$—	$6,422
Obligations of state and political subdivisions	31,145	827	(244)	31,728

	$37,258	$1,136	$(244)	$38,150

The amortized cost of securities pledged as collateral for repurchase agreements, certain public deposits, and other purposes was $242.3 million and $258.2 million at September 30, 2011 and December 31, 2010, respectively.

Management evaluates securities for other-than-temporary (“OTTI”) impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. An impairment is considered to be other-than-temporary if the Company (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis.

Provided below is a summary of all securities which were in an unrealized loss position at September 30, 2011 and December 31, 2010, that were evaluated for other-than-temporary impairment, and deemed to not have an other-than-temporary impairment. Presently, the Company does not intend to sell any of these securities, does not expect to be required to sell these securities, and expects to recover the entire amortized cost of all the securities. For U.S. Government Agency obligations and obligations of states and political subdivisions, the unrealized losses result from market or interest rate risk, while the unrealized losses pertaining to the pooled trust preferred securities are due to both performance and credit ratings, as well as interest rate risk.

	$(2,890)	$(2,890)	$(2,890)	$(2,890)	$(2,890)	$(2,890)
At September 30, 2011	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government Agency obligations	$46,315	$(197)	$—	$—	$46,315	$(197)
Pooled trust preferred securities	—	—	293	(2,601)	293	(2,601)
Obligations of states and political subdivisions	814	(35)	—	—	814	(35)

	$47,129	$(232)	$293	$(2,601)	$47,422	$(2,833)

	$(2,890)	$(2,890)	$(2,890)	$(2,890)	$(2,890)	$(2,890)
At December 31, 2010	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government Agency obligations	$124,111	$(2,890)	$—	$—	$124,111	$(2,890)
Pooled trust preferred securities	—	—	267	(2,611)	267	(2,611)
Obligations of states and political subdivisions	22,579	(665)	—	—	22,579	(665)

	$146,690	$(3,555)	$267	$(2,611)	$146,957	$(6,166)

Held-to maturity:
Obligations of states/political subdivisions	$4,608	$(244)	$—	$—	$4,608	$(244)

As of September 30, 2011, the Company had three pooled trust preferred securities that were deemed to be OTTI based on a present value analysis of expected future cash flows. The following table provides further information on these three securities as of and for the nine months ended September 30, 2011 (in thousands):

Security	Class	Moody’s Ratings (Lowest Assigned Rating)	Par Value	Book Value/ Fair Value	Unrealized Loss	Defaults and Deferrals	% of Defaults and Deferrals to Collateral	Excess Sub (1)	Estimated Incremental Defaults Required to Break Yield (2)	Cumulative Other Comprehensive Loss (3)	Amount of OTTI Related to Credit Loss (3)
PreTSL VI	Mezz	D	$374	$143	$231	$30,000	73.6%	-60.6%	BROKEN	$(52)	$283
PreTSL X	B-1	C	945	9	936	233,595	50.0%	-80.4%	BROKEN	487	449
PreTSL XXVI	C-2	C	1,949	9	1,940	272,500	28.3%	-71.0%	BROKEN	1,940	—

Total			$3,268	$161	$3,107					$2,375	$732

(1)	Excess subordination is the difference between the remaining performing collateral and the amount of bonds outstanding that are pari passu and senior to the class the Company owns. Negative excess subordination indicates there is not enough performing collateral in the pool to cover the outstanding balance of all classes senior to those the Company owns.
(2)	A break in yield for a given class means that defaults/deferrals have reached such a level that the class would not receive all of its contractual cash flows (principal and interest) by maturity (so that it is not just a temporary interest shortfall, but an actual loss in yield on the investment). This represents additional defaults beyond those assumed in our cash flow modeling.
(3)	Pre-tax.

As of September 30, 2011, the Company had one pooled trust preferred security that was deemed to be temporarily impaired based on a present value analysis of expected future cash flows. The security had a fair value of $293 thousand. The following table provides further information on this security as of and for the nine months ended September 30, 2011 (in thousands):

Security	Class	Moody’s Ratings (Lowest Assigned Rating)	Par Value	Book Value/ Fair Value	Unrealized Loss	Defaults and Deferrals	% of Defaults and Deferrals to Collateral	Excess Sub (1)	Estimated Incremental Defaults Required to Break Yield (2)	Cumulative Other Comprehensive Loss (3)	Amount of OTTI Related to Credit Loss (3)
PreTSL XXVII	B	Cc	$2,902	$293	$2,609	$91,800	28.1%	-3.18%	$51,000	$2,609	—

(1)	Excess subordination is the difference between the remaining performing collateral and the amount of bonds outstanding that are pari passu and senior to the class the Company owns. Negative excess subordination indicates there is not enough performing collateral in the pool to cover the outstanding balance of all classes senior to those the Company owns.
(2)	A break in yield for a given class means that defaults/deferrals have reached such a level that the class would not receive all of its contractual cash flows (principal and interest) by maturity (so that it is not just a temporary interest shortfall, but an actual loss in yield on the investment). This represents additional defaults beyond those assumed in our cash flow modeling.
(3)	Pre-tax.

The following table presents a roll-forward of the credit loss component amount of OTTI recognized in earnings:

(in thousands)
Amount recognized through December 31, 2010	$3,468
Additions:
Initial credit impairments	—
Subsequent credit impairments	732

Amount recognized through September 30, 2011	$4,200

Management has evaluated each of these securities for potential impairment under ASC 325 “Investments-Other” and the most recently issued related guidance, and has reviewed each of the issues’ collateral participants’ most recent earnings, capital and loan loss reserve levels, and non-performing loan levels to estimate a future deferral and default rate in basis points for the remaining life of each security. As of September 30, 2011, we used 25 basis points for PreTSLs VI and X following an internal credit assessment of one bank holding company whose issues were significant in relationship to the totals outstanding in each pool. We used 75 basis points for PreTSL XXVI and 25 basis points for PreTSL XXVII in expected deferrals and defaults as a percentage of remaining collateral for future periods. In performing a detailed present value cash flow analysis for each security, the deferral and default rate was treated the same. If this analysis results in a present value of expected cash flows that is less than the amortized cost basis of a security (that is, a credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is considered temporary. The cash flow analysis we performed used discount rates equal to the credit spread at the time of purchase for each security and then added the current 3-month LIBOR spot rate. The analysis also assumed 15% recoveries on deferrals after two years and prepayments of 1% per year on each security. As of September 30, 2011, there were 3 out of 5 performing issuers in PreTSL VI, 33 out of 53 in PreTSL X, 48 out of 72 in PreTSL XXVI, and 33 out of 49 in PreTSL XXVII.

Our investment in Federal Home Loan Bank (“FHLB”) stock totaled $5.6 million at September 30, 2011. FHLB stock is generally viewed as a long-term investment and as a restricted security, which is carried at cost, because there is no market for the stock, other than FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of repurchases of excess stock in 2010, in light of the FHLB’s consistent payment of dividends in 2010 and consistent net income since the quarter ended June 30, 2009 through the second quarter of 2011, we do not consider this investment to be other-than-temporarily impaired at September 30, 2011, and no impairment has been recognized. FHLB stock is shown in restricted stocks on the Consolidated Balance Sheets and is not part of the available-for-sale securities portfolio.

3.	Loans

Major classifications of loans, excluding loans held-for-sale, are summarized as follows:

	September 30,2011	December 31, 2010
	(Dollars in thousands)
Commercial	$229,651	$218,600
Real estate-one-to-four family residential:
Permanent first and second	261,171	269,514
Home equity loans and lines	125,409	131,397

Total real estate-one-to-four family residential	$386,580	$400,911
Real estate-multi-family residential	72,472	77,316
Real estate-non-farm, non-residential:
Owner-occupied	466,432	464,368
Non-owner-occupied	659,871	674,448

Total real estate-non-farm, non-residential	$1,126,303	$1,138,816
Real estate-construction:
Residential	151,721	177,582
Commercial	171,922	$187,028

Total real estate-construction	$323,643	364,610
Consumer	8,882	12,557
Farmland	2,538	2,418

Total loans	$2,150,069	$2,215,228

Less unearned income	3,622	3,195
Less allowance for loan losses	49,405	62,442

Loans, net	$2,097,042	$2,149,591

Classes of loans by risk rating as of September 30, 2011, excluding loans held-for-sale, are summarized as follows (dollars in thousands):

Internal Risk Rating Grades	Pass	Watch	Special Mention	Substandard	Doubtful	Total Loans

Commercial	$151,442	$44,599	$4,153	$26,540	$2,917	$229,651
Real estate-one-to-four family residential:
Permanent first and second	209,367	17,764	8,208	25,832	—	261,171
Home equity loans and lines	109,057	5,517	1,818	6,768	2,249	125,409

Total real estate-one-to-four family residential	$318,424	$23,281	$10,026	$32,600	$2,249	$386,580
Real estate-multi-family residential	68,481	3,505	—	486	—	72,472
Real estate-non-farm, non-residential:
Owner-occupied	370,914	57,306	18,759	19,453	—	466,432
Non-owner-occupied	462,188	119,448	21,196	57,039	—	659,871

Total real estate-non-farm, non-residential	$833,102	$176,754	$39,955	$76,492	$—	$1,126,303
Real estate-construction:
Residential	66,030	30,635	12,903	42,153	—	151,721
Commercial	60,135	60,441	25,594	25,752	—	171,922

Total real estate-construction	$126,165	$91,076	$38,497	$67,905	$—	$323,643
Consumer	8,424	235	92	131	—	8,882
Farmland	2,538	—	—	—	—	2,538

Total	$1,508,576	$339,450	$92,723	$204,154	$5,166	$2,150,069

Classes of loans by risk rating as of December 31, 2010, excluding loans held-for-sale, are summarized as follows (dollars in thousands):

Internal Risk Rating Grades	Pass	Watch	Special Mention	Substandard	Doubtful	Total Loans

Commercial	$135,287	$34,544	$16,332	$30,305	$2,132	$218,600
Real estate-one-to-four family residential:
Permanent first and second	214,844	12,832	14,294	25,944	1,600	269,514
Home equity loans and lines	113,600	6,685	1,736	9,118	258	131,397

Total real estate-one-to-four family residential	$328,444	$19,517	$16,030	$35,062	$1,858	$400,911
Real estate-multi-family residential	62,651	14,665	—	—	—	77,316
Real estate-non-farm, non-residential:
Owner-occupied	351,744	46,026	27,652	38,946	—	464,368
Non-owner-occupied	455,172	122,993	36,997	59,286	—	674,448

Total real estate-non-farm, non-residential	$806,916	$169,019	$64,649	$98,232	$—	$1,138,816
Real estate-construction:
Residential	55,646	34,123	34,649	53,164	—	177,582
Commercial	52,286	52,006	52,169	30,567	—	187,028

Total real estate-construction	$107,932	$86,129	$86,818	$83,731	$—	$364,610
Consumer	12,153	170	67	167	—	12,557
Farmland	2,418	—	—	—	—	2,418

Total	$1,455,801	$324,044	$183,896	$247,497	$3,990	$2,215,228

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

As of September 30, 2011 and 2010, there were $239 thousand and $254 thousand, respectively, in checking account overdrafts that were reclassified on the consolidated balance sheets as loans.

4.	Allowance for Loan Losses

An analysis of the allowance for loan losses for the nine months ended September 30, 2011, and the year ended December 31, 2010 is shown below (dollars in thousands):

	September 30, 2011	December 31, 2010
Allowance, at beginning of period	$62,442	$65,152
Provision charged against income	11,210	20,594
Recoveries added to reserve	804	4,174
Losses charged to reserve	(25,051)	(27,478)

Allowance, at end of period	$49,405	$62,442

Allowance for Loan Losses - By Segment
(dollars in thousands) For the nine months ended September 30, 2011	Commercial	Non-Farm, Non-Res. Real Estate	Real Estate Construction	Consumer	Real Estate 1-4 Family Residential	Real Estate Multi- Family	Farmland	Unallocated	Total

Allowance for loan losses:
Beginning Balance	$9,972	$16,453	$26,584	$373	$8,337	$619	$63	$41	$62,442
Charge-offs	(2,056)	(6,474)	(13,407)	(103)	(3,011)	—	—	—	(25,051)
Recoveries	497	36	117	13	141	—	—	—	804
Provision	(5)	5,148	2,162	50	3,901	(7)	(2)	(37)	11,210

Ending Balance	$8,408	$15,163	$15,456	$333	$9,368	$612	$61	$4	$49,405

Ending Balance:
Individually evaluated for impairment	4,170	5,220	6,721	83	4,801	—	—	—	20,995
Collectively evaluated for impairment	4,238	9,943	8,735	250	4,567	612	61	4	28,410

Financing Receivables:
Ending Balance	$229,651	$1,126,303	$323,643	$8,882	$386,580	$72,472	$2,538	$—	$2,150,069

Ending Balance:
Individually evaluated for impairment	29,457	79,677	74,036	131	35,253	486	—	—	219,040
Collectively evaluated for impairment	$200,194	$1,046,626	$249,607	$8,751	$351,327	$71,986	$2,538	$—	$1,931,029

Allowance for Loan Losses - By Segment
(dollars in thousands) For the twelve months ended December 31, 2010	Commercial	Non-Farm, Non-Res. Real Estate	Real Estate Construction	Consumer	Real Estate 1-4 Family Residential	Real Estate Multi- Family	Farmland	Unallocated	Total

Allowance for loan losses:

Ending Balance	$9,972	$16,453	$26,584	$373	$8,337	$619	$63	$41	$62,442

Ending Balance:
Individually evaluated for impairment	4,009	9,689	14,999	60	3,423	—	—	—	32,180
Collectively evaluated for impairment	5,963	6,764	11,585	313	4,914	619	63	41	30,262

Financing Receivables:
Ending Balance	$218,600	$1,138,816	$364,610	$12,557	$400,911	$77,316	$2,418	$—	$2,215,228

Ending Balance:
Individually evaluated for impairment	33,660	105,756	90,444	167	37,628	—	—	—	267,655
Collectively evaluated for impairment	$184,940	$1,033,060	$274,166	$12,390	$363,283	$77,316	$2,418	$—	$1,947,573

Information about impaired loans as of and for the nine months ended September 30, 2011 and the year ended December 31, 2010 is as follows (dollars in thousands):

	September 30, 2011	December 31, 2010
Non-accrual loans for which a specific allowance has been provided	$19,486	$27,717
Non-accrual loans for which no specific allowance has been provided	25,350	29,441
Other impaired loans for which a specific allowance has been provided	64,269	93,227
Other impaired loans for which no specific allowance has been provided	109,935	117,270

Total impaired loans	$219,040	$267,655

Allowance provided for impaired loans, included in the allowance for loan losses	$20,995	$32,180

Average balance in impaired loans	$230,457	$254,014

Interest income recognized	$7,778	$10,977

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

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired. A TDR loan is a loan that has been restructured with a modification that could include interest rate modification, deferral of interest or principal or an extension of term. At September 30, 2011, the Company had $22.9 million in real estate construction, $35.1 million in non-farm/non-residential, $9.5 million in commercial and $4.2 million in real estate permanent one-to-four- family that were modified in troubled debt restructurings and considered impaired. Included in this amount of $71.7 million, the Bank had troubled debt restructurings that were performing in accordance with their modified terms of $68.1 million at September 30, 2011.

Information about new troubled debt restructurings during the three and nine months ended September 30, 2011 is as follows (dollars in thousands):

Troubled Debt Restructurings (TDRs) –

New TDRs by Loan Type

	7/1/2011 to 9/30/2011		1/1/2011 to 9/30/2011
Loan Type:	# of Loans	Balance	# of Loans	Balance
Commercial	—	$—	—	$—
Real estate-one-to-four family residential:
Permanent first and seconds	2	336	5	934
Home equity loans and lines	—	—	—	—

Total real estate-one-to-four family residential	2	$336	5	$934
Real estate-multi-family residential	—	$—	—	$—
Real estate-non-farm, non-residential:
Owner-occupied	1	648	1	648
Non-owner-occupied	—	—	1	1,481

Total real estate-non-farm, non-residential	1	$648	2	$2,129
Real estate-construction:
Residential-owner-occupied	—	—	—	—
Residential-builder	—	—	—	—
Commercial	—	—	1	1,355

Total real estate-construction	—	$—	1	$1,355
Farmland	—	—	—	—
Consumer	—	—	—	—

Total Loans	3	$984	8	$4,418

Information about troubled debt restructurings within the prior twelve months that defaulted during the three and nine months ended September 30, 2011 is as follows (dollars in thousands):

Troubled Debt Restructurings (TDRs) –

TDRs Restructured Within Prior 12 Months That Defaulted in Selected Periods

	Defaults occurring in 3rd Quarter 2011 (7/1/2011 - 9/30/2011)			Defaults occurring Year-to-Date (1/1/2011 - 9/30/2011)
Loan Type:	# of Loans	Balance at Restructure	Current Balance	# of Loans	Balance at Restructure	Current Balance
Commercial	1	$737	$748	1	$737	$748
Real estate-one-to-four family residential:
Permanent first and seconds	—	—	—	1	94	87
Home equity loans and lines	—	—	—	—	—	—

Total real estate-one-to-four family residential	—	$—	$—	1	$94	$87
Real estate-multi-family residential	—	$—	$—	—	$—	$—
Real estate-non-farm, non-residential:
Owner-occupied	1	2,699	2,752	1	2,699	2,752
Non-owner-occupied	—	—	—	—	—	—

Total real estate-non-farm, non-residential	1	$2,699	$2,752	1	$2,699	$2,752
Real estate-construction:
Residential-owner-occupied	—	—	—	—	—	—
Residential-builder	—	—	—	—	—	—
Commercial	—	—	—	—	—	—

Total real estate-construction	—	$—	$—	—	$—	$—
Farmland	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total Loans	2	$3,436	$3,500	3	$3,530	$3,587

Information about past due loans and impaired loans as of September 30, 2011 and December 31, 2010, is as follows (dollars in thousands):

September 30, 2011 Non-Accrual and Past Due by Class	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current(1)	Total Loans	90+ Days Past Due and Still Accruing	Non- Accrual Loans
Commercial	$568	$173	$5,279	$6,020	$223,631	$229,651	$89	$5,486
Real estate-one-to-four family residential:
Permanent first and second	47	1,811	701	2,559	258,612	261,171	—	1,960
Home equity loans and lines	—	99	2,355	2,454	122,955	125,409	—	3,051

Total real estate-one-to-four family residential	$47	$1,910	$3,056	5,013	$381,567	$386,580	$—	$5,011
Real estate-multi-family residential	—	—	486	486	71,986	72,472	—	486
Real estate-non-farm, non-residential:
Owner-occupied	3,583	—	3,577	7,160	459,272	466,432	—	3,689
Non-owner-occupied	847	5,225	3,878	9,950	649,921	659,871	—	3,878

Total real estate-non-farm, non-residential	$4,430	$5,225	$7,455	$17,110	$1,109,193	$1,126,303	$—	$7,567
Real estate-construction:
Residential	573	—	11,604	12,177	139,544	151,721	574	20,181
Commercial	—	—	6,083	6,083	165,839	171,922	—	6,083

Total real estate-construction	$573	$—	$17,687	$18,260	$305,383	$323,643	$574	$26,264
Consumer	42	—	4	46	8,836	8,882	—	22
Farmland	—	—	—	—	2,538	2,538	—	—

Total Loans	$5,660	$7,308	$33,967	$46,935	$2,103,134	$2,150,069	$663	$44,836

(1)	For the purposes of this table, loans 1-29 days past due are included in the balance of “Current” loans.

December 31, 2010 Non-Accrual and Past Due by Class	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current(1)	Total Loans	90+ Days Past Due and Still Accruing	Non- Accrual Loans
Commercial	$2,642	$157	$3,542	$6,341	$212,259	$218,600	$—	$3,719
Real estate-one-to-four family residential:
Permanent first and second	734	4,028	4,631	9,393	260,121	269,514		5,285
Home equity loans and lines	2,225	679	1,472	4,376	127,021	131,397	242	1,529

Total real estate-one-to-four family residential	$2,959	$4,707	$6,103	$13,769	$387,142	$400,911	$242	$6,814
Real estate-multi-family residential	—	—	—	—	77,316	77,316	—	—
Real estate-non-farm, non-residential:
Owner-occupied	1,909	—	8,942	10,851	453,517	464,368	—	8,942
Non-owner-occupied	—	—	4,114	4,114	670,334	674,448	—	4,114

Total real estate-non-farm, non-residential	$1,909	$—	$13,056	$14,965	$1,123,851	$1,138,816	$—	$13,056
Real estate-construction:
Residential	—	—	27,189	27,189	150,393	177,582	—	27,189
Commercial	—	—	6,361	6,361	180,667	187,028	—	6,361

Total realestate-construction	$—	$—	$33,550	$33,550	$331,060	$364,610	$—	$33,550
Consumer	347	—	19	366	12,191	12,557	—	19
Farmland	—	—	—	—	2,418	2,418	—	—

Total Loans	$7,857	$4,864	$56,270	$68,991	$2,146,237	$2,215,228	$242	$57,158

(1)	For the purposes of this table, loans 1-29 days past due are included in the balance of “Current” loans.

Impaired Loans as of 9/30/2011	Recorded Investment (Bank Balance)	Unpaid Principal Balance (Customer Balance)	Related Allowance	Quarterly Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$14,143	$14,220	$—	$12,963	$437
Real estate-one-to-four family residential:
Permanent first and second	15,586	15,724	—	13,952	470
Home equity loans and lines	3,381	3,385	—	3,280	111
Real estate-multi-family residential	486	495	—	491	17
Real estate-non-farm/non-residential:
Owner-occupied	16,830	17,223	—	21,273	718
Non-owner-occupied	29,980	30,010	—	30,015	1,013
Real estate construction:
Residential	27,875	27,887	—	19,695	665
Commercial	27,004	27,019	—	27,549	930
Consumer	—	—	—	—	—
Farmland	—	—	—	—	—

With an allowance recorded:
Commercial	$15,314	$15,338	$4,170	$17,322	$585
Real estate-one-to-four family residential:
Permanent first and second	10,841	10,881	3,492	10,742	363
Home equity loans and lines	5,445	5,485	1,309	5,308	179
Real estate-multi-family residential	—	—	—	—	—
Real estate-non-farm/non-residential:
Owner-occupied	3,271	3,288	989	5,714	193
Non-owner-occupied	29,596	29,642	4,231	31,337	1,058
Real estate construction:
Residential	14,278	14,388	6,157	25,597	863
Commercial	4,879	4,894	564	5,099	172
Consumer	131	133	83	120	4
Farmland	—	—	—	—	—

Total:
Commercial	$29,457	$29,558	$4,170	$30,285	$1,022
Real estate-one-to-four family residential	35,253	35,475	4,801	33,282	1,123
Real estate multi-family residential	486	495	—	491	17
Real estate non-farm/non-residential	79,677	80,163	5,220	88,339	2,982
Construction	74,036	74,188	6,721	77,940	2,630
Consumer	131	133	83	120	4
Farmland	—	—	—	—	—
Total Impaired Loans	$219,040	$220,012	$20,995	$230,457	$7,778

Impaired Loans as of 12/31/10	Recorded Investment (Bank Balance)	Unpaid Principal Balance (Customer Balance)	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$24,054	$30,794	$—	$14,916	$645
Real estate-one-to-four family residential:
Permanent first and second	17,743	20,462	—	13,852	599
Home equity loans and lines	3,878	3,878	—	2,846	123
Real estate-multi-family residential	—	—	—	799	35
Real estate-non-farm/non-residential:
Owner-occupied	36,130	36,738	—	26,259	1,135
Non-owner-occupied	29,823	30,734	—	23,124	999
Real estate construction:
Residential	14,042	19,947	—	20,069	867
Commercial	21,020	21,070	—	14,300	618
Consumer	21	21	—	30	1
Farmland	—	—	—	—	—

With an allowance recorded:
Commercial	$9,602	$9,614	$4,009	$15,180	$656
Real estate-one-to-four family residential:
Permanent first and second	10,508	10,925	2,236	12,024	520
Home equity loans and lines	5,498	5,634	1,187	4,367	189
Real estate-multi-family residential	—	—	—	—	—
Real estate-non-farm/non-residential:
Owner-occupied	7,345	8,211	2,197	9,409	407
Non-owner-occupied	32,459	32,831	7,492	31,090	1,344
Real estate construction:
Residential	39,824	47,602	10,071	48,009	2,079
Commercial	15,559	17,959	4,928	17,398	752
Consumer	149	151	60	257	11
Farmland	—	—	—	—	—

Total :
Commercial	$33,660	$40,408	$4,009	$30,096	$1,301
Real estate-one-to-four family residential:	37,628	40,899	3,423	33,088	1,430
Real estate multi-family residential	—	—	—	799	35
Real estate non-farm/non-residential	105,756	108,081	9,689	89,880	3,884
Construction	90,444	107,011	14,999	99,865	4,316
Consumer	167	248	60	287	12
Farmland	—	—	—	—	—
Total Impaired Loans	$267,655	$296,647	$32,180	$254,014	$10,977

In performing a specific reserve analysis on all impaired loans as of September 30, 2011, current third party appraisals were used with respect to approximately 60% of impaired loans to assist with the evaluation of collateral values for the purpose of establishing specific reserves. When a loan is identified as impaired and collateral dependent, a current evaluation of collateral value via third party appraisal or other valuation methodology is conducted within the calendar quarter of identification when possible, but not less than 90 days after identification. Charge-offs and specific reserves are established upon determination of collateral value. During the interim between identification of an impaired loan and receipt of a current appraisal of the related collateral, specific reserves are established based upon interim methodologies including discounted cash flow analysis, tax assessment values and review of market comparables. In general, variances between charge-offs and fair value of collateral is limited to estimates of projected costs of sale. Costs of sale are estimated at 10% of value. Partially charged-off loans remain non-performing until such time as a viable restructuring plan is developed. Upon execution of a forbearance agreement including modified terms, an impaired loan will be re-classified from non-performing to a troubled debt restructuring, but will continue to be identified as impaired until the loan performs under the modified terms for the remainder of the calendar year in which it was restructured, but not less than 90 days. As noted above, in the majority of cases, external appraisals are used to establish fair value of the related collateral. In the interim prior to receipt of a current appraisal or in those situations where a current appraisal is not deemed practical or necessary, discounted cash flow analysis, tax assessment values, review of market comparables and other methodologies are used to establish fair value. Impaired loans which do not have a specific reserve are those loans which have been identified to have sufficient collateral coverage, based upon the fair value of collateral, to repay the entire principal balance due from collateral liquidation.

5.	Earnings Per Common Share

The following shows the weighted average number of shares used in computing earnings per common share and the effect on the weighted average number of shares of dilutive potential common stock. As of September 30, 2011, and 2010, there were 3,556,728 and 4,413,473 anti-dilutive stock options and warrants outstanding, respectively.

	Three Months Ended				Nine Months Ended
	September 30, 2011		September 30, 2010		September 30, 2011		September 30, 2010
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	29,746,581	$0.18	27,599,007	$0.21	29,557,306	$0.55	27,159,404	$0.49
Effect of dilutive securities:
Stock options	1,120,281		1,294,962		1,099,183		1,326,847

Diluted earnings per share	30,866,862	$0.17	28,893,969	$0.20	30,656,489	$0.53	28,486,251	$0.46

6.	Stock Compensation Plan

At September 30, 2011, the Company had two stock-based compensation plans, the 1998 Stock Option Plan and the 2010 Equity Plan. The 2010 Equity Plan replaced the 1998 Stock Option Plan and as such no further options may be granted under the 1998 Stock Option Plan. Included in salaries and employee benefits expense for the three months ended September 30, 2011 and 2010 is stock-based compensation expense of $153 thousand and $161 thousand, respectively. Included in salaries and employee benefits expense for the nine months ended September 30, 2011 and 2010 is stock-based compensation expense of $436 thousand and $493 thousand, respectively. For all periods presented, stock-based compensation expense is based on the estimated fair value of 1,014,870 options granted between January 2006 and September 2011, as adjusted, amortized on a straight-line basis over a five year requisite service period. As of September 30, 2011, there was $1.1 million remaining of total unrecognized compensation expense related to these option awards which will be recognized over the remaining requisite service periods.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2011 and 2010:

	2011	2010
Expected volatility	32.21%	32.21%
Expected dividends	0.00%	0.00%
Expected term (in years)	7.2	7.2
Risk-free rate	2.33% to 2.81%	3.17% to 3.50%

Stock option plan activity for the nine months ended September 30, 2011, is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value* ($000)
Outstanding at January 1, 2011	1,685,178	$8.70
Granted	182,327	6.05
Exercised	(142,477)	1.63
Forfeited	(24,735)	14.59

Outstanding at September 30, 2011	1,700,293	$8.92	4.3 years	$—
Exercisable at September 30, 2011	1,282,946	$9.52	3.1 years	$—

*	Intrinsic value is the amount by which the fair value of underlying common stock exceeds the exercise price of a stock option on exercise date.

The total value of in-the-money options exercised during the nine months ended September 30, 2011 was $610 thousand.

Restricted stock awards generally vest in equal installments over five years. The compensation expense associated with these awards is based on the grant date fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service period.

A summary of the non-vested restricted stock activity under the 2010 Equity Plan for the nine months ended September 30, 2011 is summarized below:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Non-vested at the beginning of year	9,335	$6.65
Granted	40,663	4.71
Vested	—	—
Forfeited	—	—

Non-vested at end of the period	49,998	$5.99	$293,488

We recognized share-based compensation expense associated with shares of restricted stock of $43 thousand for the nine months ended September 30, 2011.

7.	Capital Requirements

A comparison of the September 30, 2011 capital ratios of the Company and its wholly-owned subsidiary, Virginia Commerce Bank (the “Bank”), with the minimum regulatory guidelines is as follows:

	Actual Capital	Minimum Capital Requirements	Minimum to be “Well-Capitalized” Under Prompt Corrective Action Provisions
Total Risk-Based Capital:
Company	15.71%	8.00%	—
Bank	15.42%	8.00%	10.00%

Tier 1 Risk-Based Capital:
Company	14.46%	4.00%	—
Bank	14.17%	4.00%	6.00%

Leverage Ratio:
Company	11.60%	4.00%	—
Bank	11.39%	4.00%	5.00%

8.	Other Borrowed Funds and Lines of Credit

The Bank maintains a $444.3 million line of credit with the Federal Home Loan Bank (“FHLB”) of Atlanta. The interest rate and term of each advance from the line is dependent upon the advance and commitment type. Advances on the line are secured by all of the Bank’s qualifying first liens and home equity lines-of-credit on one-to-four unit single-family dwellings. As of September 30, 2011, the book value of these qualifying loans totaled approximately $158.4 million and the amount of available credit using this collateral was $136.1 million. Advances on the line of credit in excess of this amount require pledging of additional assets, including other types of loans and investment securities. As of September 30, 2011 and December 31, 2010, the Bank had $25.0 million in advances outstanding that mature on September 21, 2012, but are callable by the FHLB on any quarterly interest payment date. The Bank has additional short-term lines of credit totaling $47.0 million with nonaffiliated banks at September 30, 2011, on which there were no amounts outstanding.

9.	Trust Preferred Capital Notes

On December 19, 2002, the Company completed a private placement issuance of $15.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust II) which issued $470 thousand in common equity to the Company. These securities bear a floating rate of interest, adjusted semi-annually, of 330 basis points over six month LIBOR, which as of November 2, 2011 was 3.70%. These securities have been callable at par since December 30, 2007, on any semi-annual interest payment date, but have not been redeemed to date. On December 20, 2005, the Company completed a private placement of $25.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust III) which issued $774 thousand in common equity to the Company. These securities had a fixed rate of interest of 6.19% until February 23, 2011, at which time they converted to a floating rate, adjusted quarterly, of 142 basis points over three month LIBOR, which as of November 2, 2011 was 1.72%. These securities became callable at par beginning February 23, 2011.

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

On December 12, 2008, the Company entered into a Letter Agreement (“Agreement”) with the United States Department of the Treasury (“Treasury”) under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, whereby the Company issued and sold to the Treasury 71,000 shares of fixed rate cumulative perpetual preferred stock with a par value of $1.00 and a liquidation amount of $1,000 per share, for a total price of $71.0 million. In addition, the Treasury received a warrant to purchase 2,696,203 shares of the Company’s common stock at an exercise price of $3.95 per share. Subject to certain restrictions, the preferred stock and the warrant are transferable by the Treasury. The allocated carrying values at September 30, 2011, of the preferred stock and the warrant, based on their relative fair values, were $62.5 million and $8.5 million, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This management’s discussion and analysis and other portions of this report, contain forward-looking statements within the meaning of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies, including but not limited to our outlook on earnings, and statements regarding asset quality, concentrations of credit risk, our deposit portfolio and expected future changes in our deposit portfolio, the adequacy of the allowance for loan losses, projected growth, capital position, our plans regarding and expected future levels of our non-performing assets, business opportunities in our markets, strategic initiatives to capitalize on those opportunities and general economic conditions. When we use words such as “may,” “will,” “anticipates,” “believes,” “expects,” “plans,” “estimates,” “potential,” “continue,” “should,” and similar words or phrases, you should consider them as identifying forward-looking statements. These forward-looking statements are not guarantees of future performance. These statements are based upon current and anticipated economic conditions, nationally and in the Company’s market, interest rates and interest rate policy, competitive factors, and other conditions which by their nature, are not susceptible to accurate forecast, and are subject to significant uncertainty. Because of these uncertainties and the assumptions on which this discussion and the forward-looking statements are based, actual future operations and results may differ materially from those indicated herein.

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

Non-GAAP Presentations

The Company prepares its financial statements under accounting principles generally accepted in the United States, or “GAAP”. However, this report also refers to certain non-GAAP financial measures that the Company believes, when considered together with GAAP financial measures, provide investors with important information regarding our operational performance. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

Adjusted operating earnings is a non-GAAP financial measure that reflects net income excluding taxes, loan loss provisions, gains or losses on other real estate owned, impairment losses on securities, gain on sale of securities and death benefits received from bank owned life insurance. These excluded items are difficult to predict and we believe that adjusted operating earnings provides the Company and investors with a valuable measure of the Company’s operational performance and a valuable tool to evaluate the Company’s financial results. Calculation of adjusted operating earnings for the three months ended September 30, 2011, September 30, 2010, and June 30, 2011 is as follows:

	Three Months Ended September 30,		Three Months Ended June 30,
(in thousands)	2011	2010	2011

Net Income	$6,566	$6,958	$8,836
Adjustments to net income:
Provision for loan losses	3,933	5,100	1,434
Loss on other real estate owned	546	713	320
Impairment loss on securities	—	—	—
Gain on sale of securities	—	—	—
Provision for income taxes	3,277	2,917	4,254
Death benefits received from bank owned life insurance	—	(1,045)	(361)

Adjusted Operating Earnings	$14,322	$14,643	$14,483

The adjusted efficiency ratio is a non-GAAP financial measure that is computed by dividing non-interest expense, excluding gains or losses on other real estate owned, by the sum of net interest income on a tax equivalent basis and non-interest income before impairment losses on securities, gain on sale of securities and death benefits received from bank owned life insurance. We believe that this measure provides investors with important information about our operating efficiency. Comparison of our adjusted efficiency ratio with those of other companies may not be possible because other companies may calculate the adjusted efficiency ratio differently. Calculation of the adjusted efficiency ratio for the three months and nine months ended September 30, 2011 and September 30, 2010 is as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Summary Operating Results:
Non-interest expense	$14,893	$15,311	$43,863	$44,806
Loss on other real estate owned	546	713	1,022	2,691

Non-interest expense, excluding gains or losses on other real estate owned	$14,347	$14,598	$42,841	$42,115

Net interest income	26,729	27,181	79,700	78,218
Non-interest income	1,940	3,105	5,672	4,800
Impairment loss on securities	—	—	732	1,519
Gain on sale of securities	—	—	(503)	(139)
Death benefits received from bank owned life insurance	—	(1,045)	(361)	(1,045)

Total (1)	$28,669	$29,241	$85,240	$83,353

Efficiency Ratio, adjusted	49.4%	49.3%	49.6%	49.9%

(1)	Tax Equivalent Income of $29,048 for the three months ended September 30, 2011 and $86,394 for the nine months ended September 30, 2011. Tax Equivalent Income of $30,657 for the three months ended September 30, 2010 and $85,402 for the nine months ended September 30, 2010.

The tangible common equity ratio is a non-GAAP financial measure representing the ratio of tangible common equity to tangible assets. Tangible common equity and tangible assets are non-GAAP financial measures derived from GAAP-based amounts. We calculate tangible common equity for the Company by excluding the balance of intangible assets and outstanding preferred stock issued to the U.S. Treasury from total stockholders’ equity. We calculate tangible assets by excluding the balance of intangible assets from total assets. We had no intangible assets for the periods presented. We believe that this is consistent with the treatment by regulatory agencies, which exclude intangible assets from the calculation of regulatory capital ratios. Accordingly, we believe that these non-GAAP financial measures provide information that is important to investors and that is useful in understanding our capital position and ratios. However, these non-GAAP financial measures are supplemental and are not substitutes for an analysis based on a GAAP measure. As other companies may use different calculations for non-GAAP measures, our presentation may not be comparable to other similarly titled measures reported by other companies. Calculation of the Company’s tangible common equity ratio as of September 30, 2011, September 30, 2010, June 30, 2011 and March 31, 2011 is as follows:

(in thousands)	As of September 30,		June 30,	March 31,
	2011	2010	2011	2011
Tangible common equity:
Total stockholders’ equity	$275,546	$247,012	$267,124	$253,373

Less:
Outstanding TARP senior preferred stock	66,794	65,082	66,334	65,873
Intangible assets	—	—	—	—
Tangible common equity	$208,752	$181,930	$200,790	$187,500

Total tangible assets	$2,942,323	$2,846,003	$2,797,775	$2,783,633

Tangible common equity ratio	7.17%	6.39%	7.18%	6.74%

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

Critical Accounting Policies

For the period ended September 30, 2011, there were no changes in the Company’s critical accounting policies as reflected in the Company’s most recent annual report.

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

The Company’s 1998 Stock Option Plan (the “1998 Plan”), which is shareholder-approved, permitted the grant of share options to its directors and officers for up to 2.3 million shares of common stock. The Company’s 2010 Equity Plan, which is also shareholder-approved and replaces the 1998 Plan, permits the grant of share-based awards in the form of stock options, stock appreciation rights, restricted and unrestricted stock, performance units, options and other awards to its directors, officers and employees for up to 1.5 million shares of common stock. To date, the Company has granted stock options and restricted stock under the 2010 Plan. The Company also has option awards outstanding under the 1998 Plan, but since May 2, 2010, the effective date of the 2010 Plan, no new awards can be granted under the 1998 Plan. The Company recognizes expense for its share-based compensation based on the fair value of the awards that are granted.

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

Results of Operations

For the three months ended September 30, 2011, the Company recorded net income of $6.6 million. After an effective dividend of $1.3 million to the U.S. Treasury on the Company’s TARP preferred stock, the Company reported net income available to common stockholders of $5.2 million, or $0.17 per diluted common share, compared to net income available to common stockholders of $5.7 million, or $0.20 per diluted common share, in the third quarter of 2010. For the nine months ended September 30, 2011, the Company reported net income available to common stockholders of $16.4 million, or $0.53 per diluted common share, compared to net income available to common stockholders of $13.2 million, or $0.46 per diluted common share, for the same period in 2010. The higher earnings reported for the three months ended September 30, 2010, were largely attributable to $1.0 million of death benefits received from bank-owned life insurance during that quarter. Earnings improvement for the nine-month period ended September 30, 2011, as compared to the same period in 2010, was attributable to lower provisions for loan losses, higher net interest margins and non-interest expense reduction.

Adjusted operating earnings for the three months ended September 30, 2011, were $14.3 million, down $321 thousand, or 2.2%, compared to $14.6 million for the three months ended September 30, 2010. On a sequential basis, adjusted operating earnings were down $161 thousand for the three months ended September 30, 2011. The Company calculates adjusted operating earnings by excluding taxes, provisions for loan losses, losses on other real estate owned, gains on sale of securities, death benefits received from bank owned life insurance, and impairment losses on securities.

Total assets increased $200.7 million, or 7.3%, from $2.74 billion at December 31, 2010, to $2.94 billion at September 30, 2011, as total investment securities grew $190.8 million, or 46.3%, from $411.8 million to $602.6 million. At September 30, 2011, the investment securities portfolio consisted of $569.5 million of available-for-sale securities and $33.1 million of held-to-maturity securities. The investment securities portfolio grew significantly during the nine months ended September 30, 2011, as the Company purchased investment securities with excess liquidity that could not be used to originate new loans. The growth of the securities portfolio is primarily attributable to an increase of $180.7 million in U.S. Government Agency obligations in the Company’s available-for-sale securities portfolio. Loans, net of allowance for loan losses, decreased $52.5 million or 2.4% from $2.15 billion on December 31, 2010 to $2.10 billion on September 30, 2011. Year over year non-farm, non-residential real estate loans decreased $13.2 million, or 1.2%, one-to-four family real estate loans decreased $35.9 million, or 8.5%, acquisition, development and construction (“ADC”) loans fell by $51.8 million, or 13.8%, and commercial and industrial (“C&I”) loans were up $21.7 million, or 10.5%. Year-over-year loan production has been negatively impacted by a lower demand for credit in both the business and consumer sectors as cautious borrowers await clearer economic signs, run-off in both commercial and residential mortgage loans due to aggressive interest rate competition in our markets and a strategic decision to restrict ADC lending and focus on greater portfolio diversification as well as deposit generation and non-credit products. Lending efforts are being directed toward building greater market share in commercial lending, including non-farm, non-residential owner-occupied real estate loans, and particularly in sectors forecast for growth such as government contract lending, professional practices and associations and select service industries, with strategic hiring, marketing campaigns and call efforts. Year-over-year and sequential loan production reflect progress in executing this strategy.

For the nine months ended September 30, 2011, total deposits increased $121.7 million, or 5.4%, from $2.25 billion at December 31, 2010, to $2.37 billion at September 30, 2011. The Company’s deposit mix improved as demand deposits increased $124.8 million or 47.1%, savings and interest-bearing demand accounts decreased $14.0 million or 1.2% and time deposits increased $10.9 million or 1.4%. Sequentially, deposits rose $115.2 million, or 5.1%, with demand deposits increasing by $96.4 million, or 32.9%, savings and interest-bearing demand accounts growing $5.3 million, or 0.5%, and time deposits increasing by $13.4 million, or 1.7%. The annual and sequential increases are impacted by a temporary influx of approximately $71.0 million in demand deposits that are expected to flow back out in the fourth quarter of 2011. The vast majority of these demand deposits that are expected to flow out during the fourth quarter of 2011 are held by a longstanding client that invests and trades in U.S. markets. Demand deposit growth remains the top deposit priority, with the increase in demand deposits (other than the previously discussed demand deposits that are earmarked for auction) due to the successful efforts of the Company’s team of eight business development officers, who are focused on acquisition and retention of commercial operating funds, treasury management services and other related cross-sales. At September 30, 2011, the Bank had no brokered certificates of deposit, down from $30.0 million at September 30, 2010.

As noted, for the nine months ended September 30, 2011, the Company recorded net income available to common stockholders of $16.4 million compared to $13.2 million for the nine months ended September 30, 2010, as net interest income and non-interest income increased while provisions for loan losses and non interest expense decreased compared to the same period in 2010. The Company’s return on average assets and return on average equity were 0.97% and 10.48%, respectively, for the nine months ended September 30, 2011, compared to 0.81% and 9.92%, respectively, for the same period in 2010.

For the three months ended September 30, 2011, the Company recorded net income to common stockholders of $5.2 million compared to net income $5.7 million for the same period in 2010 as net interest income fell $452 thousand, or 1.7%, non-interest income decreased $1.2 million, or 37.5%, non-interest expense decreased $418 thousand, or 2.7%, and provisions for loan losses were down $1.2 million, or 22.9%. The higher earnings reported for the three months ended September 30, 2010, were largely attributable to $1.0 million of death benefits received from bank-owned life insurance during that quarter. The return on average assets and return on average equity were 0.91% and 9.61% for the three months ended September 30, 2011, compared to 0.97% and 11.66% for the same period in 2010.

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

On September 29, 2010, the Company issued 1,904,766 shares of its common stock at a price of $5.25 per share in a registered direct placement with several institutional investors for total gross proceeds of $10.0 million. In addition, the Company issued to the investors warrants exercisable for shares of common stock. The warrants each have an exercise price of $6.00 per share, which represents a 14.3% premium to the offering price of the shares of common stock sold in the registered direct placement. The Series A warrants were exercisable through April 30, 2011, and 130,851 were exercised as of that date. The 952,383 Series B warrants originally were to expire on September 29, 2011, but on September 27, 2011, the expiration date of 904,764 of the Series B Warrants was extended to January 27, 2012, with 47,619 warrants having been exercised prior to the warrant extension.

Stockholders’ equity increased $28.5 million, or 11.6%, from $247.0 million at September 30, 2010, to $275.5 million at September 30, 2011, with approximately $3.5 million in net proceeds from the above referenced stock issuances, net income to common stockholders of $19.6 million over the twelve-month period, a $2.5 million increase in other comprehensive income related to the investment securities portfolio, $1.7 million in the accretion of the discount on preferred stock and $1.1 million in proceeds and tax benefits related to the exercise of options by the Company’s directors and officers, and stock option expense credits. As a result of these changes, the Company’s Tier 1 capital ratio increased from 12.96% at September 30, 2010, to 14.46% at September 30, 2011, its total qualifying capital ratio increased from 14.21% to 15.71% and its tangible common equity ratio increased from 6.39% to 7.17%. Sequentially, the Company’s Tier 1 and total qualifying capital ratios are each up eleven basis points, and its tangible common equity ratio is down one basis point due to higher levels of tangible assets at September 30, 2011.

Net Interest Income

Net interest income is the excess of interest earned on loans and investments over the interest paid on deposits and borrowings and is the Company’s primary revenue source. Net interest income is thereby affected by overall balance sheet growth, changes in interest rates and changes in the mix of investments, loans, deposits and borrowings. Net interest income of $26.7 million for the third quarter of 2011 was down $452 thousand, or 1.7%, over the same quarter last year, due primarily to a decrease in the net interest margin from 3.96% in the third quarter of 2010 to 3.85% for the third quarter 2011. This decrease was primarily due to decreases in yields on the Company’s interest-earning assets, including a 93 basis point decrease in the yield on the Company’s investment securities portfolio. Interest expense decreased $2.0 million for the quarter ended September 30, 2011, from the same period in 2010 and decreased $6.6 million for the nine months ended September 30, 2011, compared to 2010. Reductions in interest expense partially offset the decrease in interest and fee income on loans of $2.5 million for the three-months ended September 30, 2011, as compared to the same period in 2010. Year-to-date net interest income of $79.7 million was up 1.9%, compared to $78.2 million in 2010. The increase in the net interest margin for the nine months ended September 30, 2011, compared to the same period in 2010, was primarily driven by lower deposit costs due to significant reductions in the level of time deposits, increased levels of demand deposits and lower rate interest-bearing transaction accounts. As a result, the average cost of interest-bearing deposits fell from 1.57% in the third quarter of 2010, to 1.30% in the third quarter of 2011, while the yield on interest-earning assets declined from 5.50% to 5.08% for the same periods. Management anticipates the net interest margin will range between 3.70% and 3.85% for the remainder of 2011.

The following tables show the average balance sheets for each of the three months and nine months ended September 30, 2011 and 2010. In addition, the amounts of interest earned on interest-earning assets, with related yields on a tax-equivalent basis, and interest expense on interest-bearing liabilities, with related rates, are shown. Loans placed on a non-accrual status are included in the average balances. Net loan fees and late charges included in interest income on loans totaled $1.0 million and $672 million for the three months ended September 30, 2011 and 2010, respectively, and totaled $3.0 million and $2.0 million for the nine month periods ended September 30, 2011 and 2010, respectively.

	Three Months Ended September 30,
	2011			2010
(Dollars in thousands)	Average Balance	Interest Income- Expense	Average Yields /Rates	Average Balance	Interest Income- Expense	Average Yields /Rates
Assets

Securities (1)	$524,271	$3,778	3.11%	$382,399	$3,685	4.04%
Restricted stock	11,561	95	3.26%	11,752	91	3.06%
Loans, net of unearned income (2)	2,147,176	31,456	5.83%	2,249,901	33,997	6.01%
Interest-bearing deposits in other banks	34,887	21	0.23%	379	—	0.11%
Federal funds sold	75,900	53	0.27%	103,072	59	0.23%

Total interest-earning assets	$2,793,795	$35,403	5.08%	$2,747,503	$37,832	5.50%
Other assets	82,006			87,488

Total Assets	$2,875,801			$2,834,991

Liabilities and Stockholders’ Equity
Interest-bearing deposits:
NOW accounts	$317,245	$527	0.66%	$350,711	$749	0.85%
Money market accounts	221,202	559	1.00%	157,157	447	1.13%
Savings accounts	655,941	1,452	0.88%	696,270	2,499	1.42%
Time deposits	779,997	3,947	2.01%	851,433	4,418	2.06%

Total interest-bearing deposits	$1,974,385	$6,485	1.30%	$2,055,571	$8,113	1.57%
Securities sold under agreement to repurchase and federal funds purchased	192,823	965	1.99%	183,564	1,023	2.21%
Other borrowed funds	25,000	272	4.25%	25,000	272	4.25%
Trust preferred capital notes	66,471	952	5.60%	66,217	1,243	7.35%

Total interest-bearing liabilities	$2,258,679	$8,674	1.52%	$2,330,352	$10,651	1.81%
Demand deposits and other liabilities	346,155			267,952

Total liabilities	$2,604,834			$2,598,304
Stockholders’ equity	270,967			236,687

Total liabilities and stockholders’ equity	$2,875,801			$2,834,991

Interest rate spread			3.56%			3.69%
Net interest income and margin		$26,729	3.85%		$27,181	3.96%

(1)	Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders’ equity. Average yields on securities are stated on a tax equivalent basis, using a 35% rate.
(2)	Loans placed on non-accrual status are included in the average balances. Net loan fees and late charges included in interest income on loans totaled $1.0 million and $672 thousand for the three months ended September 30, 2011 and 2010, respectively.

	Nine Months Ended September 30,
	2011			2010
(Dollars in thousands)	Average Balance	Interest Income- Expense	Average Yields /Rates	Average Balance	Interest Income- Expense	Average Yields /Rates
Assets

Securities (1)	$458,694	$10,954	3.41%	$361,101	$11,178	4.25%
Restricted stock	11,616	287	3.30%	11,752	267	3.03%
Loans, net of unearned income (2)	2,176,604	95,144	5.86%	2,265,573	100,138	5.92%
Interest-bearing deposits in other banks	12,125	21	0.23%	204	—	0.09%
Federal funds sold	74,906	152	0.27%	79,399	137	0.23%

Total interest-earning assets	$2,733,945	$106,558	5.27%	$2,718,029	$111,720	5.53%
Other assets	87,199			87,186

Total Assets	$2,821,144			$2,805,215

Liabilities and Stockholders’ Equity
Interest-bearing deposits:
NOW accounts	$320,380	$1,775	0.74%	$333,984	$2,378	0.95%
Money market accounts	198,605	1,543	1.04%	153,121	1,418	1.24%
Savings accounts	672,553	4,965	0.99%	646,466	7,477	1.55%
Time deposits	780,310	11,895	2.04%	912,538	14,699	2.15%

Total interest-bearing deposits	$1,971,848	$20,178	1.37%	$2,046,109	$25,972	1.70%
Securities sold under agreement to repurchase and federal funds purchased	181,226	2,859	2.11%	183,627	3,022	2.20%
Other borrowed funds	25,000	806	4.25%	25,000	806	4.25%
Trust preferred capital notes	66,409	3,015	5.99%	66,154	3,702	7.38%

Total interest-bearing liabilities	$2,244,483	$26,858	1.60%	$2,320,890	$33,502	1.93%
Demand deposits and other liabilities	316,829			255,109

Total liabilities	$2,561,312			$2,575,999
Stockholders’ equity	259,832			229,216

Total liabilities and stockholders’ equity	$2,821,144			$2,805,215

Interest rate spread			3.67%			3.60%
Net interest income and margin		$79,700	3.95%		$78,218	3.88%

(1)	Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders’ equity. Average yields on securities are stated on a tax equivalent basis, using a 35% rate.
(2)	Loans placed on non-accrual status are included in the average balances. Net loan fees and late charges included in interest income on loans totaled $3.0 million and $2.0 million for the nine months ended September 30, 2011 and 2010, respectively.

Allowance for Loan Losses / Provision for Loan Loss Expense

Provisions for loan losses were $3.9 million for the quarter ended September 30, 2011, compared to $5.1 million in the same period in 2010, with total net charge-offs of $7.7 million in the third quarter of 2011 versus $4.7 million for the same period a year ago. For the nine months ended September 30, 2011, provisions for loan losses totaled $11.2 million, compared to $13.5 million for the prior year period, with 2011 year-to-date net charge-offs of $24.2 million, up $8.3 million, from $15.9 million in the nine months ended September 30, 2010. Charge-offs during the quarter included $4.0 million in partial write-downs of five residential acquisition and development loans to reduce the book balance to estimated liquidation value, a $900 thousand write-down to facilitate the sale of a commercial acquisition and development loan, charge-offs of $1.9 million for three non-farm, non-residential loans prior to implementing a deed in lieu of foreclosure and foreclosing after a bankruptcy stay was lifted, a $340 thousand short-sale of a one-to-four family residential mortgage and an $840 thousand write-down of commercial and industrial loans pursuant to a forbearance and settlement agreement. Management continues to emphasize improvement in asset quality and reduction in non-performing assets through its lending, credit and special assets officers. In addition, the Company hired a new Manager of Special Assets in the third quarter to facilitate further reduction in non-performing assets.

Total non-performing assets and loans 90+ days past due declined from $82.4 million at September 30, 2010, to $55.9 million at September 30, 2011, and decreased $18.9 million sequentially, from $74.7 million at June 30, 2011. The Company’s sequential improvement in non-performing assets and loans 90+ days past due was facilitated by $7.9 million in charge-offs, a $660 thousand write-down upon the sale of other real estate owned, $8.6 million in proceeds from the sale of non-performing loans or other real estate owned, $1.2 million in net upgrades of loans to performing status and $515 thousand in recoveries of loans previously charged-off. As of September 30, 2011, the allowance for loan losses represented 2.30% of total loans, down from 2.47% at June 30, 2011, with such allowance covering 108.6% of total non-performing loans. See “Risk Elements and Non-Performing Assets” later in this discussion for more information on non-performing assets and loans 90+ days past due and other impaired loans. Although the allowance for loan losses as of September 30, 2011 represents a slightly lower percentage of total loans when compared to June 30, 2011, as discussed in more detail below management has concluded that the allowance is appropriate in light of the credit quality and anticipated risk of loss in the loan portfolio.

Management believes that the allowance for loan losses is adequate at September 30, 2011. However, there can be no assurance that additional provisions for loan losses will not be required in the future, including as a result of possible changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, and the residential real estate market in particular, on a national basis or in the Company’s market area, or changes in the circumstances of particular borrowers.

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

The following schedule summarizes the changes in the allowance for loan losses:

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Twelve Months Ended December 31, 2010
(Dollars in thousands)

Allowance, at beginning of period	$62,442	$65,152	$65,152
Provision charged against income	11,210	13,538	20,594
Recoveries:
Consumer loans	13	14	20
Commercial	497	2,469	2,858
Real estate one-to-four family residential:
Permanent first and second	122	23	42
Home equity loans and lines	19	288	289
Real estate-multi-family residential	—	—	—
Real estate-nonfarm, nonresidential	36	54	58
Real estate-construction	117	863	907
Losses charged to reserve:
Consumer loans	(103)	(239)	(345)
Commercial loans	(2,056)	(6,388)	(7,761)
Real Estate one-to-four family residential:
Permanent first and second	(2,223)	(2,391)	(3,445)
Home equity loans and liens	(788)	(365)	(543)
Real estate-multi-family residential	—	—	(1,050)
Real estate-nonfarm, nonresidential	(6,474)	(2,883)	(5,260)
Real estate-construction	(13,407)	(7,359)	(9,075)

Net charge-offs	(24,247)	(15,914)	(23,304)

Allowance, at end of period	$49,405	$62,776	$62,442

Ratio of net charge-offs to average total loans outstanding during period	1.11%	0.70%	1.03%
Allowance for loan losses to total loans	2.30%	2.80%	2.82%

The following schedule provides a breakdown of general reserves and specific reserves by loan type:

	September 30, 2011	September 30, 2010	December 31, 2010
(Dollars in thousands)
Allocation of the allowance for loan losses:
Real estate – mortgage-general	$15,122	$11,414	$12,296
Real estate – mortgage-specific	10,021	16,098	13,112
Real estate – construction-general (1)	8,796	12,409	11,648
Real estate – construction-specific	6,721	12,877	15,000
Commercial-general	4,238	6,092	5,963
Commercial-specific	4,170	3,509	4,009
Consumer-general	250	223	313
Consumer-specific	83	154	60
Unallocated	4	—	41

Total	$49,405	$62,776	$62,442

(1)	Includes Farmland.

Risk Elements and Non-Performing Assets

Non-performing assets consist of non-accrual loans and OREO (foreclosed properties). For the nine months ended September 30, 2011, total non-performing assets and loans 90+ days past due and still accruing interest decreased by $18.7 million, from $74.6 million at December 31, 2010, to $55.9 million at September 30, 2011, and have declined $26.5 million from $82.4 million at September 30, 2010. As a result, the ratio of non-performing assets and loans 90+ days past due and still accruing to total assets decreased from 2.90% at September 30, 2010, to 1.90% at September 30, 2011, and decreased from 2.72% of total assets at December 31, 2010. Reductions in non-performing assets are being sought through a combination of activities, including loan restructuring for borrowers capable of payment under modified terms, liquidation of collateral for borrowers incapable of payment and note sales to third-party purchasers. Loans are placed in non-accrual status when in the opinion of management the collection of additional interest is unlikely or a specific loan meets the criteria for non-accrual status established by regulatory authorities. No interest is taken into income on non-accrual loans. A loan remains on non-accrual status until the loan is current as to both principal and interest or the borrower demonstrates the ability to pay and remain current, or both.

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

Other impaired loans, that are currently performing, and troubled debt restructurings, performing in accordance with their modified terms, decreased from $297.3 million at December 31, 2010, to $174.2 million at September 30, 2011. These loans have been identified by the Company as having certain weaknesses as a result of the Company’s specific knowledge about the customer or recent credit events, and are classified as substandard and subject to impairment testing at each balance sheet date.

Troubled debt restructurings which represented $71.7 million of other impaired loans as of September 30, 2011, were down from $103.0 million at December 31, 2010. These loans, which have been provided concessions such as rate reductions, payment deferrals, and in some cases forgiveness of principal, are all on accrual status. If the loan was on non-accrual at the time of the concession it is the Company’s policy that it remain on non-accrual status and perform in accordance with the modified terms for a period of six months. As of September 30, 2011, all troubled debt restructurings were accruing interest. If a troubled debt restructuring is on non-accrual status, it is reported as a non-accrual asset and not as a troubled debt restructuring.

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

Total non-performing assets as of the dates indicated consisted of the following:

(Dollars in thousands)
	September 30, 2011	September 30, 2010	December 31, 2010

Non-accrual loans:
Commercial	$5,486	$5,176	$3,719
Real estate-one-to-four family residential:
Permanent first and second	1,960	6,554	5,285
Home equity loans and lines	3,051	724	1,529

Total real estate-one-to-four family residential	$5,011	$7,278	$6,814
Real estate-multi-family residential	486	—	—
Real estate-non-farm, non-residential:
Owner-occupied	3,689	5,251	8,942
Non-owner-occupied	3,878	1,204	4,114

Total real estate-non-farm, non-residential	$7,567	$6,455	$13,056
Real estate-construction:
Residential-builder	20,181	31,138	27,189
Commercial	6,083	6,861	6,361

Total real estate-construction	$26,264	$37,999	$33,550
Consumer	22	110	19

Total non-accrual loans	44,836	57,018	57,158
OREO	10,377	24,395	17,165

Total non-performing assets	$55,213	$81,413	$74,323

Loans 90+ days past due and still accruing:
Commercial	$89	$149	$—
Real estate-one-to-four family residential:
Permanent first and second	—	—	—
Home equity loans and lines	—	369	242

Total real estate-one-to-four family residential	$—	$369	$242
Real estate-multi-family residential	—	—	—
Real estate-non-farm, non-residential:
Owner-occupied	—	361	—
Non-owner-occupied	—	—	—

Total real estate-non-farm, non-residential	$—	$361	$—
Real estate-construction:
Residential-owner-occupied	—	—	—
Residential-builder	574	—	—
Commercial	—	—	—

Total real estate-construction	$574	$—	$—
Consumer	—	100	—

Total Loans past due 90 days and still accruing	$663	$979	$242

Total non-performing assets and past due loans	$55,876	$82,392	$74,565

	September 30, 2011	September 30, 2010	December 31, 2010
(Dollars in thousands)

Non-performing assets
to total loans:	2.57%	3.63%	3.36%
to total assets:	1.88%	2.86%	2.71%
Non-performing assets and 90+ days past due loans
to total loans:	2.60%	3.67%	3.37%
to total assets:	1.90%	2.90%	2.72%
Allowance for loan losses to total loans	2.30%	2.80%	2.82%
Allowance for loan losses to non-performing loans	108.58%	108.24%	108.79%

Troubled debt restructurings:
Commercial	$9,496	$11,754	$12,175
Real estate-one-to-four family residential:
Permanent first and second	4,199	4,704	5,437
Home equity loans and lines	—	—	—

Total real estate-one-to-four family residential	$4,199	$4,704	$5,437
Real estate multi-family residential	—	—	—
Real estate-non-farm, non-residential:
Owner occupied	4,372	23,498	14,667
Non-owner occupied	30,679	36,443	35,001

Total Real estate-non-farm, non-residential	$35,051	$59,941	$49,668
Real estate-construction:
Residential-owner occupied	—	—	—
Residential-builder	7,027	9,094	9,760
Commercial	15,881	20,074	25,908

Total Real estate-construction	$22,908	$29,168	$35,668
Consumer	32	50	48

Total troubled debt restructurings	$71,686	$105,617	$102,996

Included in the loan portfolio at September 30, 2011, are loans classified as troubled debt restructurings (“TDRs”) totaling $71.7 million, a sequential reduction of 11.6%, or $9.4 million, from $81.1 million at June 30, 2011. The sequential reduction in TDRs was attributable to payoffs and principal curtailments of $5.1 million, upgrades to performing status of $4.3 million and transfers to non-accrual of $1.0 million offset by $1.0 million of new TDR additions. At September 30, 2011, the Company had $22.9 million in real estate construction, $35.1 million in non-farm/non-residential, $9.5 million in commercial and $4.2 million in real estate permanent one-to-four- family that were modified in troubled debt restructurings and considered impaired. Included in this amount of $71.7 million, the Bank had troubled debt restructurings that were performing in accordance with their modified terms of $68.1 million at September 30, 2011. At September 30, 2011, 47.0% of the Company’s TDRs were reviewable TDRs and 53.0% were permanent TDRs.

Reviewable TDRs are loans that have been restructured at or will return to a market rate of interest and can include a temporary interest rate modification, partial deferral of interest or principal or an extension of term. They can return to performing status upon six months of on-time payments following the return to a market rate of interest, but only in the fiscal year following the year of restructure. Permanent TDRs are loans that have been restructured and include a permanent interest rate reduction. They remain in a TDR status until the loan is paid off.

Troubled Debt Restructurings (TDRs) –

By Loan Type

As of September 30, 2011	Reviewable TDRs			Permanent TDRs			Total TDRs
(Dollars in thousands)	# of Loans	Balance	As % of Balance	# of Loans	Balance	As % of Balance	# of Loans	Balance	As % of Balance
Loan Type:
Commercial	2	$3,125	9.3%	4	$6,371	16.8%	6	$9,496	13.2%
Real estate-one-to-four family residential:
Permanent first and second	10	2,699	8.0%	3	1,500	3.9%	13	4,199	5.9%
Home equity loans and lines	—	—	0.0%	—	—	0.0%	—	—	0.0%

Total real estate-one-to-four family residential:	10	$2,699	8.0%	3	$1,500	3.9%	13	$4,199	5.9%
Real estate-multifamily residential	—	—	0.0%	—	—	0.0%	0	$0	0.0%
Real estate-non-farm, non-residential
Owner-occupied	3	1,620	4.8%	1	2,752	7.2%	4	4,372	6.1%
Non-owner-occupied	7	25,730	76.4%	2	4,949	13.0%	9	30,679	42.8%

Total real estate-non-farm, non-residential:	10	$27,350	81.2%	3	$7,701	20.3%	13	$35,051	48.9%
Real estate-construction:
Residential-owner-occupied	—	—	0.0%	—	—	0.0%	—	—	0.0%
Residential-builder	—	—	0.0%	4	7,027	18.5%	4	7,027	9.8%
Commercial	1	465	1.4%	4	15,416	40.6%	5	15,881	22.2%

Total real estate-construction:	1	$465	1.4%	8	$22,443	59.0%	9	$22,908	32.0%
Consumer	2	32	0.1%	—	—	0.0%	2	32	0.0%
Farmland	—	—	0.0%	—	—	0.0%	—	—	0.0%

Total	25	$33,671	100.0%	18	$38,015	100.0%	43	$71,686	100.0%

Troubled Debt Restructurings (TDRs) –

By Quarterly Review / Maturity Date

As of September 30, 2011	Reviewable TDRs			Permanent TDRs			Total TDRs
(Dollars in thousands)	# of Loans	Balance	As % of Balance	# of Loans	Balance	As % of Balance	# of Loans	Balance	As % of Balance
Review / Maturity by Quarter:
2011
4th Quarter	10	12,151	36.1%	5	11,065	29.1%	15	23,216	32.4%
2012
1st Quarter	7	4,670	13.9%	—	—	0.0%	7	4,670	6.5%
2nd Quarter	2	1,595	4.7%	1	1,826	4.8%	3	3,421	4.8%
3rd Quarter	4	14,540	43.2%	—	—	0.0%	4	14,540	20.3%
4th Quarter	—	—	0.0%	4	11,450	30.1%	4	11,450	16.0%

Total 2012:	13	$20,805	61.8%	5	$13,276	34.9%	18	$34,081	47.5%
2013 & beyond	2	715	2.1%	8	13,674	36.0%	10	14,389	20.1%

Total	25	$33,671	100.0%	18	$38,015	100.0%	43	$71,686	100.0%

Troubled Debt Restructurings (TDRs)

Migration by Quarter

As of September 30, 2011 (Dollars in thousands)	4/1/09 to 6/30/09	7/1/09 to 9/30/09	10/1/09 to 12/31/09	1/1/10 to 3/31/10	4/1/10 to 6/30/10	7/1/10 to 9/30/10	10/1/10 to 12/31/10
Period Beginning Balance	—	$33,309	$37,425	$71,885	$80,993	$96,976	$105,617

Additions:
New Loans Added	$33,309	$5,226	$37,663	$23,477	$21,720	$12,698	$12,377
Loan Advances	—	974	348	219	472	220	531

Subtotal Additions:	$33,309	$6,200	$38,011	$23,696	$22,192	$12,918	$12,908

Deductions:
Sales Proceeds	—	$944	$1,530	$1,218	$761	—	$125
Payments	—	317	174	50	1,202	1,138	433
Reviews	—	—	229	75	3,714	2,468	—
Upgrades	—	—	—	—	—	—	11,000
Partial TDR Charge-Offs	—	—	—	—	—	—	—
Transfers to NPA	—	823	1,618	13,245	532	671	3,971

Subtotal Deductions:	—	$2,084	$3,551	$14,588	$6,209	$4,277	$15,529

Net Increase / (Decrease)	$33,309	$4,116	$34,460	$9,108	$15,983	$8,641	($2,621)

% Increase / (Decrease) from Preceding Period		12.4%	92.1%	12.7%	19.7%	8.9%	(2.5%)

Period Ended Balance	$33,309	$37,425	$71,885	$80,993	$96,976	$105,617	$102,996

	1/1/11 to 3/31/11	4/1/11 to 6/30/11	7/1/11 to 9/30/11	TOTAL
Period Beginning Balance	$102,996	$91,876	$81,070

Additions:
New Loans Added	$3,188	$116	$984	$150,758
Loan Advances	486	197	53	3,500

Subtotal Additions:	$3,674	$313	$1,037	$154,258

Deductions:
Sales Proceeds	$367	$126	$4,597	$9,668
Payments	1,989	1,715	532	7,550
Reviews	5,731	640	4,292	17,149
Upgrades	—	—	—	11,000
Partial TDR Charge-Offs	5,656	3,000	—	8,656
Transfers to NPA	1,051	5,638	1,000	28,549

Subtotal Deductions:	$14,794	$11,119	$10,421	$82,572

Net Increase / (Decrease)	($11,120)	($10,806)	($9,384)	$71,686

% Increase / (Decrease) from Preceding Period	(10.8%)	(11.8%)	(11.6%)

Period Ended Balance	$91,876	$81,070	$71,686	$71,686

Non-performing loans continue to be concentrated in residential and commercial construction and land development loans in outer sub-markets hardest hit by the residential downturn and commercial and consumer credits experiencing the after shocks in sub-contracting businesses and workforce employment. Overall, as of September 30, 2011, $26.3 million, or 58.6%, of non-performing loans represented acquisition, development and construction (“ADC”) loans, $5.0 million, or 11.2%, represented loans on one-to-four family residential properties, $7.6 million, or 16.9%, represented non-farm, non-residential loans, and $5.5 million, or 12.2%, represented commercial and industrial (“C&I”) loans. There was no interest actually received on non-accrual loans in 2011 and $489 thousand in 2010. See Note 4 to the Consolidated Financial Statements for additional information regarding the Company’s non-performing loans.

The following provides a breakdown of the construction and non-farm/non-residential loan portfolios by location, including loans on non-accrual status, with dollars in thousands:

	Net charge-offs	Net charge-offs	Net charge-offs	Net charge-offs	Net charge-offs
	As of September 30, 2011
Residential, Acquisition, Development and Construction By County/Jurisdiction of Origination:	Total Outstandings	Percentage of Total	Non-accrual Loans	Non-accruals as a % of Outstandings	Net charge- offs as a % of Outstandings
District of Columbia	$5,648	3.7%	$—	—	—
Montgomery, MD	—	—	—	—	—
Prince Georges, MD	16,615	11.0%	11,325	7.5%	0.7%
Other Counties in MD	6,348	4.2%	—	—	—
Arlington/Alexandria, VA	28,734	18.9%	—	—	0.3%
Fairfax, VA	37,204	24.5%	826	0.5%	0.1%
Culpeper/Fauquier, VA	1,108	0.7%	362	0.2%	0.3%
Fredericksburg, VA	3,730	2.5%	3,730	2.5%	1.7%
Loudoun, VA	16,080	10.6%	248	0.2%	—
Prince William, VA	9,873	6.5%	1,026	0.7%	0.8%
Spotsylvania, VA	353	0.2%	—	—	—
Stafford, VA	20,698	13.6%	2,664	1.8%	—
Other Counties in VA	2,051	1.4%	—	—	—
Outside VA, D.C. & MD	3,279	2.2%	—	—	—

	$151,721	100.0%	$20,181	13.4%	3.9%

	Net charge-offs	Net charge-offs	Net charge-offs	Net charge-offs	Net charge-offs
	As of September 30, 2011
Commercial, Acquisition, Development and Construction By County/Jurisdiction of Origination:	Total Outstandings	Percentage of Total	Non-accrual Loans	Non-accruals as a % of Outstandings	Net charge-offs (recoveries) as a % of Outstandings
District of Columbia	$3,074	1.8%	$—	—	—
Montgomery, MD	1,809	1.1%	—	—	—
Prince Georges, MD	12,490	7.3%	—	—	—
Other Counties in MD	2,213	1.3%	—	—	—
Arlington/Alexandria, VA	6,799	4.0%	640	0.4%	0.5%
Fairfax, VA	27,355	15.9%	2,800	1.6%	—
Culpeper/Fauquier, VA	3,020	1.8%	—	—	—
Frederick, VA	5,767	3.4%	—	—	—
Henrico, VA	891	0.5%	—	—	—
Loudoun, VA	20,936	12.2%	579	0.3%	2.6%
Prince William, VA	51,926	30.2%	2,064	1.2%	1.2%
Spotsylvania, VA	1,740	1.0%	—	—	—
Stafford, VA	28,439	16.5%	—	—	—
Other Counties in VA	5,463	3.2%	—	—	—
Outside VA, D.C. & MD	—	—	—	—	—

	$171,922	100.0%	$6,083	3.5%	4.3%

	As of September 30, 2011
Non-Farm/Non-Residential By County/Jurisdiction of Origination:	Total Outstandings	Percentage of Total	Non-accrual Loans	Non-accruals as a % of Outstandings	Net charge- offs as a % of Outstandings
District of Columbia	$86,196	7.7%	$—	—	—
Montgomery, MD	27,494	2.4%	—	—	—
Prince Georges, MD	50,975	4.5%	—	—	—
Other Counties in MD	56,745	5.0%	—	—	—
Arlington/Alexandria, VA	186,366	16.5%	1,258	0.1%	—
Fairfax, VA	277,009	24.6%	1,150	0.1%	—
Culpeper/Fauquier, VA	3,377	0.3%	—	—	—
Frederick, VA	4,323	0.4%	—	—	—
Henrico, VA	25,765	2.3%	—	—	0.3%
Loudoun, VA	106,135	9.4%	1,425	0.1%	0.2%
Prince William, VA	203,050	18.0%	909	0.1%	—
Spotsylvania, VA	16,691	1.5%	—	—	—
Stafford, VA	19,761	1.8%	—	—	—
Other Counties in VA	54,216	4.8%	2,825	0.3%	0.1%
Outside VA, D.C. & MD	8,199	0.7%	—	—	—

	$1,126,303	100.0%	$7,567	0.7%	0.6%

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

At September 30, 2011, the Company had $1.52 billion, or 70.8%, of total loans concentrated in commercial real estate. Commercial real estate for purposes of this discussion includes all construction loans, loans secured by multi-family residential properties and loans secured by non-farm, non-residential properties. At December 31, 2010, commercial real estate loans were $1.58 billion, or 71.4%, of total loans. Total construction loans of $323.6 million at September 30, 2011, represented 15.0% of total loans, loans secured by multi-family residential properties of $72.5 million represented 3.4% of total loans, and loans secured by non-farm, non-residential properties of $1.13 billion represented 52.4%.

Construction loans at September 30, 2011, included $138.9 million in loans to commercial builders of single family residential property and $12.8 million to individuals on single family residential property, together representing 7.1% of total loans. These loans are made to a number of unrelated entities and generally have a term of twelve to eighteen months. In addition, the Company had $171.9 million of construction loans on non-residential commercial property at September 30, 2011, representing 8.0% of total loans. Total construction loans of $323.6 million include $108.4 million in land acquisition and/or development loans on residential property and $84.0 million in land acquisition and/or development loans on commercial property, together totaling $192.4 million, or 9.0% of total loans. Potential adverse developments in the Northern Virginia real estate market or economy, including substantial increases in mortgage interest rates, slower housing sales, and increased commercial property vacancy rates, could have an adverse impact on these groups of loans and the Bank’s income and financial position. At September 30, 2011, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

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

Non-Interest Income

For the three months ended September 30, 2011, the Company recognized $1.9 million in non-interest income, compared to $3.1 million for the three months ended September 30, 2010. For the nine months ended September 30, 2011, the Company recognized non-interest income of $5.7 million compared to $4.8 million for the same period in 2010. Non-interest income for the third quarter of 2010 included $1.0 million in bank-owned life insurance death benefits. Fees and net gains on loans held for sale increased $210 thousand during the third quarter of 2011 from the second quarter of 2011, and increased by $62 thousand for the nine months ended September 30, 2011, from the same period last year, although fees and net gains on loans held for sale decreased $164 thousand from the three months ended September 30, 2010 to the same period in 2011. Non-deposit investment services commissions increased $198 thousand during the third quarter of 2011 from the same period a year ago and increased $524 thousand, or 99.1%, for the nine months ended September 301, 2011, from September 30, 2010. The linked quarter and year-over-year improvements are the result of the addition of two financial consultants to the Wealth Management Services team in the first half of 2010. For the nine months ended September 30, 2011, non-interest income included an impairment loss on securities of $732 thousand, which was partially offset by a gain on sale of securities of $503 thousand and $361 thousand from a bank-owned life insurance death benefit, while non-interest income for the nine months ended September 30, 2010, included a $1.5 million impairment loss on securities as well as the aforementioned bank-owned life insurance death benefit of $1.0 million. Management is carefully monitoring its holdings of the securities which caused the impairment losses and at this time cannot be assured that there will not be additional losses in the future. Management, except for the possibility of future impairment losses, expects non-interest income to generally remain at levels realized in the third quarter.

Non-Interest Expense

Non-interest expense decreased $418 thousand, or 2.7%, from $15.3 million in the third quarter of 2010, to $14.9 million in the third quarter of 2011, and was down $943 thousand, or 2.1%, from $44.8 million for the nine months ended September 30, 2010, to $43.9 million year-to-date 2011. Compared to the second quarter of 2011, non-interest expense increased $373 thousand during the third quarter of 2011. The majority of the year-over-year decreases in non-interest expense were due to lower FDIC insurance premiums and lower losses on other real estate owned, although salaries and employee benefits expense increased for both the three and nine months ended September 30, 2011 over the same periods in 2010. The operating efficiency declined slightly as the adjusted efficiency ratio was 49.3% in the third quarter of 2010 versus 49.4% in the third quarter of 2011.

Provision for Income Taxes

The Company’s income tax provisions are adjusted for non-deductible expenses and non-taxable income after applying the U.S. federal income tax rate of 35%. For the nine months ended September 30, 2011, the Company recorded an income tax provision of $9.9 million compared to $7.7 million for the same period in 2010. For the three months ended September 30, 2011, the Company recorded an income tax provision of $3.3 million compared to $2.9 million for the same period in 2010. The effects of non-deductible expenses and non-taxable income on the Company’s income tax provisions are minimal.

Liquidity

The Company’s principal source of liquidity and funding is its deposit base. The level of deposits necessary to support the Company’s lending and investment activities is determined through monitoring loan demand. Considerations in managing the Company’s liquidity position include, but are not limited to, scheduled cash flows from existing loans and investment securities, anticipated deposit activity including the maturity of time deposits, and projected needs from anticipated extensions of credit. The Company’s liquidity position is monitored daily by management to maintain a level of liquidity that can efficiently meet current needs and is evaluated for both current and longer term needs as part of the asset/liability management process. The growth of the Company’s AFS investment securities of $227 million, or 66.5%, from the third quarter of 2010 through the third quarter of 2011, has significantly increased the liquidity of the Company. Investments have been made primarily in short team mortgage backed pass through securities providing the Company a strong source of liquidity from the monthly pass through of principal and interest payments. These securities can be pledged for borrowing purposes or can be sold to accommodate liquidity needs.

The Company measures total liquidity through cash and cash equivalents, securities available-for-sale, mortgage loans held-for-sale, other loans and investment securities maturing within one year, less securities pledged as collateral for repurchase agreements, public deposits and other purposes, and less any outstanding Federal funds purchased. These liquidity sources increased $288.3 million, or 49.2%, from $585.1 million at December 31, 2010, to $873.4 million at September 30, 2011, due to a $88.5 million increase in overnight funds, a $195.0 million increase in unpledged available-for-sale securities and increase in other liquidity components. Additional sources of liquidity available to the Bank include the capacity to borrow funds through established short-term lines of credit with various correspondent banks and the FHLB of Atlanta. See Note 8 to the Consolidated Financial Statements for further information regarding these additional liquidity sources.

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

Commitments to extend credit, which amounted to $530.5 million at September 30, 2011, and $436.3 million at December 31, 2010, represent legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At September 30, 2011, and December 31, 2010, the Company had $36.0 million and $28.8 million, respectively, in outstanding standby letters of credit.

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

Both the Company’s and the Bank’s capital levels continue to meet regulatory requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios. Tier 1 capital consists of common and qualifying preferred stockholders’ equity, less goodwill, and for the Company includes certain minority interests relating to bank subsidiary issued shares, and a limited amount of restricted core capital elements. Restricted core capital elements include qualifying cumulative preferred stock interests, certain minority interests in subsidiaries and qualifying trust preferred securities. All of the $71 million in preferred stock interests issued to the Treasury under the Capital Purchase Program qualify as Tier 1 capital. Total risk-based capital consists of Tier 1 capital, qualifying subordinated debt, and a portion of the allowance for loan losses, and for the Company, a limited amount of excess restricted core capital elements. Risk-based capital ratios are calculated with reference to risk-weighted assets. The leverage ratio compares Tier 1 capital to total average assets. The Bank’s Tier 1 risk-based capital ratio was 14.17% at September 30, 2011, compared to 12.87% at December 31, 2010, and its total risk-based capital ratio was 15.42% at September 30, 2011, compared to 14.12% at December 31, 2010. These ratios are in excess of the mandated minimum requirement of 4.00% and 8.00%, respectively. The Bank’s leverage ratio was 11.39% at September 30, 2011, compared to 10.76% at December 31, 2010, and in excess of the mandated minimum requirement of 4.00%. The Company’s Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage ratio was 14.46%, 15.71% and 11.60%, respectively, at September 30, 2011, compared to 13.20%, 14.45%, and 11.07% at December 31, 2010. The increases in these capital ratios in 2011 are due to additional capital, improved financial performance and lower levels of higher weight risk assets (loans) and higher levels of lower weighted risk assets (investment securities).

The ability of the Company to continue to maintain its overall asset size, or to grow, is dependent on its earnings and the ability to obtain additional funds for contribution to the Bank’s capital, through earnings, borrowing, the sale of additional common stock, or the issuance of additional other qualifying securities. In the event that the Company is unable to obtain additional capital for the Bank on a timely basis, the growth of the Company and the Bank may be curtailed, and the Company and the Bank may be required to reduce their level of assets in order to maintain compliance with regulatory capital requirements. Under those circumstances net income and the stockholders’ equity may be adversely affected.

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

The Federal Reserve has revised the capital treatment of trust preferred securities. As a result, the capital treatment of trust preferred securities has been revised to provide that beginning in 2011, such securities can be counted as Tier 1 capital at the holding company level, together with other restricted core capital elements, up to 25% of total capital (net of goodwill), and any excess as Tier 2 capital, subject to limitation. At September 30, 2010, trust preferred securities represented 19.3% of the Company’s Tier 1 capital and 17.8% of its total risk-based capital. See Note 9 to the Consolidated Financial Statements for further information regarding trust preferred securities.

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

On September 29, 2010, the Company issued 1,904,766 shares of its common stock at a price of $5.25 per share in a registered direct placement with several institutional investors for total gross proceeds of $10.0 million. In addition, the Company issued to the investors warrants exercisable for shares of common stock. The warrants each have an exercise price of $6.00 per share, which represents a 14.3% premium to the offering price of the shares of common stock sold in the registered direct placement. The Series A warrants were exercisable through April 30, 2011, and 130,851 were exercised as of that date. The 952,383 Series B warrants originally were to expire on September 29, 2011, but on September 27, 2011, the expiration date of 904,764 of the Series B Warrants was extended to January 27, 2012, with 47,619 warrants having been exercised prior to the warrant extension.

Please refer to Note 9 to the Consolidated Financial Statements for additional information regarding the issuance of $25 million of trust preferred securities and warrants to purchase 1.5 million shares of the Company’s common stock to certain directors and executive officers of the Company in 2008.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into an entity’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, were required for periods beginning on or after December 15, 2010. The Company has included the required disclosures in its consolidated financial statements.

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

The Securities Exchange Commission (“SEC”) issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting.” The rule requires companies to submit financial statements in extensible business reporting language (“XBRL”) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011. The Company complied with this Rule beginning with the filing of the June 30, 2011 Form 10-Q.

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

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor. They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted. Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company has adopted ASU 2011-02 and included the required disclosures in its consolidated financial statements.

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

In August 2011, the SEC issued Final Rule No. 33-9250, “Technical Amendments to Commission Rules and Forms related to the FASB’s Accounting Standards Codification.” The SEC has adopted technical amendments to various rules and forms under the Securities Act of 1933, the Securities Exchange Act of 1934, and the Investment Company Act of 1940. These revisions were necessary to conform those rules and forms to the FASB Accounting Standards Codification. The technical amendments include revision of certain rules in Regulation S-X, certain items in Regulation S-K, and various rules and forms prescribed under the Securities Act, Exchange Act and Investment Company Act. The Release was effective as of August 12, 2011. The adoption of the release did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangible – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.” The amendments in this ASU permit an entity to first assess qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company is currently assessing the impact that ASU 2011-08 will have on its consolidated financial statements.

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

Our short term interest rate sensitivity is managed through the use of a model that generates estimates of the change in the net interest income over a range of interest rate scenarios. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. The model assumes that the composition of interest sensitive assets and liabilities existing at September 30, 2011, remains constant over a two year period (base case) and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.

The following table provides an analysis of our interest rate risk as measured by the estimated change in MVPE and net interest income from the base case, resulting from instantaneous and sustained parallel shifts in interest rates as of September 30, 2011 (in thousands):

	Sensitivity of Market Value of Portfolio Equity September 30, 2011				Sensitivity of Net Interest Income September 30, 2011
	Market Value of Portfolio Equity				Net Interest Income		Net Interest Margin
Interest Rate Scenario	Amount	$ Change from Base	Percent	% of Total Assets	Amount	$ Change from Base	Percent	% Change from Base
Up 300 bps	$331,057	$(89,661)	-21.31%	10.80%	$216,866	$13,508	3.73%	6.57%
Up 200 bps	362,031	(58,687)	-13.95%	11.81%	212,856	9,498	3.66%	4.63%
Base Case	420,718	—	0.00%	13.72%	203,358	—	3.50%	0.00%
Down 100 bps	420,137	(581)	-0.14%	13.71%	191,977	(11,380)	3.31%	-5.51%

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and the Interim Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information required to be set forth in the Company’s periodic reports.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities.- None

(b)	Use of Proceeds.- Not Applicable.

(c)	Issuer Purchases of Securities.- None

Item 3. DEFAULTS UPON SENIOR SECURITIES - None

Item 4. (REMOVED AND RESERVED)

Item  5. OTHER INFORMATION

(a)	Required 8-K Disclosures. None

(b)	Changes in Procedures for Director Nominations by Securityholders. None

Item 6. EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation of Virginia Commerce Bancorp, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

3.2	Articles of Amendment to the Articles of Incorporation relating to the Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 15, 2008)

3.3	Amended and Restated Bylaws of Virginia Commerce Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 27, 2007)

3.4	Amendment to the Amended and Restated By-laws of Virginia Commerce Bancorp, Inc. (incorporated by reference to exhibit 3.4 to the Company’s Current Report on Form 8-K filed on January 28, 2011)

4.12.1	Form of Amendment to Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.12.1 to the Company’s Current Report on Form 8-K filed on September 29, 2011)

31.1	Certification of Peter A. Converse, President and Chief Executive Officer

31.2	Certification of Wilmer L. Tinley, Jr., Interim Chief Financial Officer

32.1	Certification of Peter A. Converse, President and Chief Executive Officer

32.2	Certification of Wilmer L. Tinley, Jr., Interim Chief Financial Officer

101	The following materials from Virginia Commerce Bancorp, Inc.’s quarterly report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virginia Commerce Bancorp, Inc.
(Registrant)

Date: November 4, 2011	BY	/s/ Peter A. Converse
Peter A. Converse, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2011	BY	/s/ Wilmer L. Tinley, Jr.
Wilmer L. Tinley, Jr., Interim Chief Financial Officer
(Principal Financial Officer)