Form 10-K
period 2011-12-31
VIRGINIA COMMERCE BANCORP INC
filed 2012-03-14
CIK 1099305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The registrant’s Common Stock is traded on the Nasdaq Global Select Market under the symbol VCBI. The aggregate market value of the approximately 29,645,935 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on June 30, 2011 was approximately $175.2 million, based on the closing sales price of $5.91 per share on that date. For purposes of this calculation, the term “affiliate” refers to all directors, executive officers and 10% shareholders of the registrant.

As of the close of business on March 10, 2012, 31,809,053 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders, to be held on April 25, 2012, are incorporated by reference in Part III hereof.

Form 10-K Cross Reference Sheet

The following shows the location in this Annual Report on Form 10-K or the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2012, of the information required to be disclosed by the United States Securities and Exchange Commission Form 10-K. References to pages only are to pages in this report.

PART I	Item 1.	Business. See “Business” at pages 83 through 98.

	Item 1A.	Risk Factors. See “Risk Factors” at pages 29 through 37.

	Item 1B.	Unresolved Staff Comments. Not required.

	Item 2.	Properties. See “Properties” at page 98.

	Item 3.	Legal Proceedings. From time to time the Company is a participant in various legal proceedings incidental to its business. In the opinion of management, the liabilities (if any) resulting from such legal proceedings will not have a material effect on the financial position of the Company.

	Item 4.	Mine Safety Disclosures. None.

PART II	Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. See “Market Price of Stock” at page 99.

	Item 6.	Selected Financial Data. See “Five Year Financial Summary” at page 4.

	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” at pages 5 through 28.

	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk. See “Asset/Liability Management and Quantitative and Qualitative Disclosures About Market Risk” at page 13 through 14.

	Item 8.	Financial Statements and Supplementary Data. See Consolidated Financial Statements at pages 41 through 83.

	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.

	Item 9A.	Controls and Procedures. See “Disclosure Controls and Procedures” at page 37 and “Management Report on Internal Control Over Financial Reporting” at page 38.

	Item 9B.	Other Information. None

PART III	Item 10.

Directors, Executive Officers and Corporate Governance. The information required by Item 10 is incorporated by reference from the material under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. The Company has adopted a code of ethics that applies to its Chief Executive Officer and Chief Financial Officer. The Code of Ethics is posted on the Company’s website at www.vcbonline.com in the “Investor Relations/Corporate Governance” section of the website. The Company intends to provide any required disclosure of an amendment to or waiver from the Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions, on the Company’s website. The Company may elect to disclose any such amendment or waiver in a report on Form 8-K filed with the Securities and Exchange Commission either in addition to or in lieu of the website disclosure. A copy of the code of ethics will be provided to any person, without charge, upon written request directed to Krista DiVenere, Assistant Vice President and Assistant Controller, Virginia Commerce Bank, 14201 Sullyfield Circle, Suite 500, Chantilly, Virginia 20151.

There have been no material changes in the procedures previously disclosed by which stockholders may recommend nominees to the Company’s Board of Directors.

	Item 11.	Executive Compensation. The information required by Item 11 is incorporated by reference from the material under the captions “Executive Officer Compensation” and “Election of Directors – Director Compensation” and “– Personnel and Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. The information required by Item 12 is incorporated by reference from the material under the caption “Voting Securities and Principal Holders” in the Proxy Statement, and included under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” at page 99.

	Item 13.	Certain Relationships and Related Transactions, and Director Independence. The information required by Item 13 is incorporated by reference from the material under the captions “Election of Directors” and “Transactions with Management and Related Parties” in the Proxy Statement.

	Item 14.	Principal Accountant Fees and Services. The information required by Item 14 is incorporated by reference from the material under the captions “Principal Accountant Fees” and “Election of Directors – Committees, Meetings and Procedures of the Board of Directors” in the Proxy Statement.

PART IV	Item 15.	Exhibits, Financial Statement Schedules. See “Financial Statements and Exhibits” at page 101 through
103.

FIVE YEAR FINANCIAL SUMMARY

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except per share amounts)
Selected Year-End Balances
Total assets	$2,938,518	$2,741,648	$2,725,297	$2,715,922	$2,339,697
Total loans (net)	2,120,291	2,149,591	2,210,064	2,273,086	1,924,741
Total deposits	2,292,158	2,247,201	2,229,327	2,172,142	1,869,165
Total stockholders’ equity	283,771	245,594	218,868	253,287	169,143
Summary Results of Operations
Interest income	$141,844	$148,826	$150,633	$160,468	$154,138
Interest expense	35,042	43,497	59,229	77,430	78,981
Net interest income	$106,802	$105,329	$91,404	$83,038	$75,157
Provision for loan losses	14,849	20,594	81,913	25,378	4,340
Net interest income after provision for loan losses	$91,953	$84,735	$9,491	$57,660	$70,817
Non-interest income	8,145	7,621	5,600	6,431	7,883
Non-interest expense	59,715	61,110	66,820	44,776	39,694
Income (loss) before taxes	$40,383	$31,246	$(51,729)	$19,315	$39,006
Provision (benefit) for income tax	13,293	9,706	(18,404)	6,231	13,219
Net income (loss)	$27,090	$21,540	$(33,325)	$13,084	$25,787
Effective dividend on preferred stock	5,300	5,002	4,539	258	—
Net income (loss) available to common stockholders	$21,790	$16,538	$(37,864)	$12,826	$25,787
Per Common Share Data (1)
Net income (loss) per common share, basic	$0.73	$0.60	$(1.42)	$0.48	$0.98
Net income (loss) per common share, diluted	$0.71	$0.57	$(1.42)	$0.47	$0.95
Book value per common share	$7.17	$6.22	$5.79	$7.18	$6.40
Average number of common shares outstanding:
Basic	29,720,985	27,603,741	26,692,570	26,555,484	26,323,242
Diluted	30,897,811	28,875,993	26,692,570	27,249,839	27,379,204
Growth and Significant Ratios
% Change in net income	25.77%	164.64%	-354.70%	-49.26%	5.22%
% Change in assets	7.18%	0.60%	0.35%	16.08%	20.04%
% Change in loans (net)	-1.36%	-2.74%	-2.77%	18.10%	18.09%
% Change in deposits	2.00%	0.80%	2.63%	16.21%	16.39%
% Change in total stockholders’ equity	15.54%	12.21%	-13.59%	49.75%	20.95%
Equity to asset ratio	9.66%	8.96%	8.03%	9.33%	7.23%
Return on average assets	0.95%	0.77%	-1.22%	0.51%	1.21%
Return on average equity	10.23%	9.22%	-13.89%	7.18%	16.75%
Average equity to average assets	9.29%	8.33%	8.77%	7.06%	7.22%
Efficiency ratio, GAAP (2)	51.95%	54.10%	68.88%	50.05%	47.80%
Adjusted efficiency ratio (3)	50.40%	49.81%	56.89%	49.53%	47.46%

(1)	Adjusted for all years presented giving retroactive effect to a three-for-two stock split in the form of a 10% stock dividend in 2007 and 2008.
(2)	Computed by dividing non-interest expense by the sum of net interest income and non-interest income.
(3)	Computed by dividing non-interest expense, excluding gains or losses on other real estate owned, by the sum of net interest income and non-interest income before impairment losses on securities, gain on sale of securities, and death benefits received from bank owned life insurance. Tax equivalent income adjustment was $116,330 for the twelve months ended December 31, 2011, $114,803 for the twelve months ended December 31, 2010, $99,961 for the twelve months ended December 31, 2009, $90,406 for the twelve months ended December 31, 2008, and $83,636 for the twelve months ended December 31, 2007. This is a non-GAAP financial measure, which we believe provides investors with important information regarding our operational efficiency. Comparison of our adjusted efficiency ratio with those of other companies may not be possible, because other companies may calculate the efficiency ratio differently. Please see page 5 for more information on the calculation of our adjusted efficiency ratio.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This management’s discussion and analysis and other portions of this report, contain forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies, including but not limited to our outlook on earnings, statements regarding asset quality, concentrations of credit risk, our deposit portfolio and expected future changes in our deposit portfolio, the adequacy of the allowance for loan losses, projected growth, capital position, our plans regarding and expected future levels of our non-performing assets, business opportunities in our markets and strategic initiatives to capitalize on those opportunities, and general economic conditions. When we use words such as “may,” “will,” “anticipates,” “believes,” “expects,” “plans,” “estimates,” “potential,” “continue,” “should,” and similar words or phrases. you should consider them as identifying forward-looking statements. These forward-looking statements are not guarantees of future performance. These statements are based upon current and anticipated economic conditions, nationally and in the Company’s market, interest rates and interest rate policy, competitive factors, and other conditions which by their nature, are not susceptible to accurate forecast, and are subject to significant uncertainty. Because of these uncertainties and the assumptions on which this discussion and the forward-looking statements are based, actual future operations and results may differ materially from those indicated herein.

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

Non-GAAP Presentations

This Annual Report on Form 10-K refers to the adjusted efficiency ratio, which is computed by dividing non-interest expense, excluding gains or losses on other real estate owned (“OREO”), by the sum of net interest income on a tax equivalent basis and non-interest income before impairment losses on securities, gain on sale of securities and death benefits received from bank owned life insurance. This is a non-GAAP financial measure that we believe provides investors with important information regarding our operational efficiency. Comparison of our adjusted efficiency ratio with those of other companies may not be possible because other companies may calculate the adjusted efficiency ratio differently. The Company, in referring to its net income, is referring to income under accounting principles generally accepted in the United States, or “GAAP.”

Calculation of the adjusted efficiency ratio for the year ended December 31, 2011 and December 31, 2010 is as follows:

(in thousands)	Year Ended December 31,
	2011	2010	2009	2008	2007

Summary Operating Results:
Non-interest expense	$59,715	$61,110	$66,820	$44,776	$39,694
Loss on other real estate owned	1,084	3,924	9,952	—	—
Adjusted non-interest expense	$58,631	$57,186	$56,868	$44,776	$39,694

Net interest income	$106,802	$105,329	$91,404	$83,038	$75,157

Non-interest income	8,145	7,621	5,600	6,431	7,883
Impairment loss on securities	732	1,647	1,821	—	—
Gain on sale of securities	(503)	(139)	—	—	—
Death benefits received from bank owned life insurance	(361)	(1,045)	—	—	—

Total (1)	$114,815	$113,413	$98,825	$89,469	$83,040

Efficiency Ratio, GAAP (2)	52.0%	54.1%	68.9%	50.1%	47.8%

Adjusted Efficiency Ratio	50.4%	49.8%	56.9%	49.5%	47.5%

(1)	Tax Equivalent Income of $116,330 for the year ended December 31, 2011, $114,803 for the year ended December 31, 2010, $99,961 for the year ended December 31, 2009, $90,406 for the year ended December 31, 2008, and $83,636 for the year ended December 31, 2007.
(2)	Computed by dividing non-interest expense by the sum of net interest income and non-interest income.

General

The following presents management’s discussion and analysis of the consolidated financial condition and results of operations of Virginia Commerce Bancorp, Inc. and subsidiaries (the “Company”) as of the dates and for the periods indicated. The purpose of the following discussion and analysis is to provide investors and others with information that we believe to be necessary in understanding the financial condition, changes in financial condition, and results of operations of our company. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto, and other financial data appearing elsewhere in this report.

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

Critical Accounting Policies

During the year ended December 31, 2011, there were no changes in the Company’s critical accounting policies as reflected in the Company’s most recent annual or quarterly report.

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

The allowance for loan losses is an estimate of the losses that are inherent in our loan portfolio. The allowance is based on two basic principles of accounting: (i) Accounting for Contingencies (ASC 450, “Contingencies”), which requires that losses be accrued when they are probable of occurring and estimable and (ii) Accounting by Creditors for Impairment of a Loan (ASC 310, “Receivables”), which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

Our allowance for loan losses has two basic components: the specific allowance and the general allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The specific allowance is used to individually allocate an allowance for impaired loans. Impairment testing includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral. These factors are combined to estimate the probability and severity of inherent losses based on the Company’s calculation of the loss embedded in the individual loan. Large groups of smaller balance, homogeneous loans, representing 1-4 family residential first and second trusts, including home equity lines-of-credit, are collectively evaluated for impairment based upon factors such as levels and trends in delinquencies, trends in loss and problem loan identification, trends in volumes and concentrations, local and national economic trends and conditions including estimated levels of housing price depreciation/homeowners’ loss of equity, competitive factors and other considerations. These factors are converted into reserve percentages and applied against the homogenous loan pool balances. Impaired loans which meet the criteria for substandard, doubtful and loss are segregated from performing loans within the portfolio. Internally classified loans are then grouped by loan type (commercial, real estate-one-to-four family residential, real estate-multi-family residential, real estate-non-farm, non-residential, real estate-construction, consumer, and farmland). The general formula is used to estimate the loss of non-classified loans. These un-criticized loans are also segregated by loan type and allowance factors are assigned by management based on delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of management, national and local economic trends, concentrations of credit, quality of the loan review system and the effect of external factors (i.e. competition and regulatory requirements). The factors assigned differ by loan type. The general allowance recognizes potential losses whose impact on the portfolio has yet to be recognized by a specific allowance. Allowance factors and the overall size of the allowance may change from period to period based on management’s assessment of the above described factors and the relative weights given to each factor. For further information regarding the allowance for loan losses see Notes 1 and 4 to the Consolidated Financial Statements and the discussion under the caption “Asset Quality – Provision and Allowance for Loan Losses” at page 15.

The Company’s 1998 Stock Option Plan (the “1998 Plan”), which is stockholder approved, permitted the grant of share options to its directors and officers for up to 2.3 million shares of common stock. The Company’s 2010 Equity Plan (the “2010 Plan”), which is also stockholder approved and replaces the 1998 Plan, permits the grant of share-based awards in the form of stock options, stock appreciation rights, restricted and unrestricted stock, performance units, options and other awards to its directors, officers and employees for up to 1.5 million shares of common stock. To date, the Company has granted stock options and restricted stock under the 2010 Plan. The Company also has option awards outstanding under its 1998 Plan, but since May 2, 2010, the effective date of the 2010 Plan, no new awards can be granted under the 1998 Plan.

The Company recognizes expense for its share-based compensation based on the fair value of the awards that are granted.

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant, generally vest based on five years of continuous service and have ten-year contractual terms. The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model that currently uses historical volatility of the Company’s stock based on a 7.2 year expected term, before exercise, for the options granted, and a risk-free interest rate based on the U.S. Treasury Department (the “Treasury”) curve in effect at the time of the grant to estimate total stock-based compensation expense. This amount is then amortized on a straight-line basis over the requisite service period, currently five years, to salaries and benefits expense.

Restricted stock awards generally vest in equal installments over five years. The compensation expense associated with these awards is based on the grant date fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service period, currently five years, to salaries and benefits expense.

See Note 12 to the Consolidated Financial Statements for additional information regarding the plans and related compensation expenses.

On a quarterly basis the Company reviews any securities which are considered to be impaired as defined by accounting guidance, to determine if the impairment is deemed to be other-than-temporary. If it is determined that the impairment is other-than-temporary, i.e. impaired because of credit issues rather than interest rate, the investment is written down through a reduction in non-interest income on the Statement of Operations in accordance with accounting guidance. In regard to debt securities, if we do not intend to sell the securities and it is more likely than not that we will not be required to sell the debt security prior to recovery, we will then evaluate whether a credit loss has occurred. To determine whether a credit loss has occurred, we compare the amortized cost of the debt security to the present value of the cash flows we expect to be collected. If we expect a cash flow shortfall, we will consider a credit loss to have occurred and will then consider the impairment to be other than temporary. We will recognize the amount of the impairment loss related to the credit loss in the results of operations, with the remaining portion of the loss recorded through comprehensive income, net of applicable taxes. See Note 2 to the Consolidated Financial Statements for additional information regarding security impairments deemed to be other-than temporary.

Financial Performance Overview

For the year ended December 31, 2011, the Company recorded net income of $27.1 million. After an effective dividend of $5.3 million to the Treasury on preferred stock, the Company recorded net income to common stockholders of $21.8 million, or $0.71 per diluted common share, with a return on average assets and return on average equity of 0.95% and 10.23%, respectively. The Company’s financial performance in 2011 represents higher net earnings, higher non-interest income and significantly lower provisions for loan losses from the year ending December 31, 2010 as the Company reported a $5.6 million increase in income from net income of $21.5 million in 2010. The year-over-year improvement in earnings was also attributable to reduced interest expense in the continued low interest rate environment and reduced non-interest expense.

For the year ended December 31, 2010, the Company recorded net income of $21.5 million. After an effective dividend of $5.0 million to the Treasury on preferred stock, the Company recorded net income to common stockholders of $16.5 million, or $0.57 per diluted common share, with a return on average assets and return on average equity of 0.77% and 9.22%, respectively. The financial performance in 2010 represents a strong turn around from the year ending December 31, 2009 results as the Company reported a $54.9 million increase in income from the $33.3 million loss in 2009. The most significant factor contributing to this improvement was the Company’s management of its problem loans resulting in a charge of $20.6 million for its provision for loan losses in 2010 compared to a charge of $81.9 million in 2009. The Company also benefited from $6.0 million in reduced losses on OREO properties as those losses declined from $10.0 million in 2009 to $3.9 million in 2010. For the year ended December 31, 2009, the Company recorded a net operating loss of $33.3 million. After an effective dividend of $4.5 million to the Treasury on preferred stock, the Company recorded a net loss to common stockholders of $37.9 million, or $1.42 per diluted common share, with a return on average assets and return on average equity of a negative 1.22% and 13.89%, respectively. This loss in 2009, was primarily due to $81.9 million in loan loss provisions, taken in consideration of the level of non-performing loans and $53.2 million in net charge-offs. Earnings were also impacted by a $10.0 million loss on other real estate owned, a $1.8 million impairment loss on securities, and a $3.0 million provision for a contingent liability related to an off-balance sheet letter-of-credit commitment.

Total assets increased $196.9 million, or 7.2%, from $2.74 billion at December 31, 2010, to $2.94 billion at December 31, 2011 and increased $16.4 million, or 0.6%, from $2.73 billion at December 31, 2009, to $2.74 billion at December 31, 2010. Loans, net of the allowance for loan losses, decreased $29.3 million, or 1.4%, from $2.15 billion at December 31, 2010, to $2.12 billion at December 31, 2011, as commercial loans increased $33.8 million, or 15.5%, while non-farm, non-residential real estate loans decreased $5.9 million, or 0.5%, one-to-four family residential real estate loans decreased $28.0 million, or 7.0%, and ADC loans decreased $38.2 million, or 10.5%. During the first three quarters of 2011 year-over-year loan production was negatively impacted by a lower demand for credit in both the business and consumer sectors as cautious borrowers awaited clearer economic signs. Additionally, the Company’s loan portfolio was adversely affected by run-off in both commercial and residential mortgage loans due to aggressive interest rate competition and strategic decisions to restrict acquisition, development and construction lending and focus on greater portfolio diversification as well as deposit generation and non-credit products. Lending efforts during 2011 were directed toward building greater market share in commercial lending, including non-farm, non-residential owner-occupied real estate loans, and particularly in sectors forecast for growth, such as government contract lending, professional practices, associations and select service industries, with strategic hiring, marketing campaigns and calling efforts. Loans continue to be the Company’s primary asset class and driver of interest income. Total average loans for the twelve month period represented 78.5% and 83.0% of the Company’s interest earning assets at December 31, 2011, and 2010 respectively.

In 2010, loans, net of the allowance for loan losses, decreased $60.5 million, or 2.7%, from $2.21 billion at December 31, 2009, to $2.15 billion at December 31, 2010, as non-farm, non-residential real estate loans increased $12.9 million, or 1.1%, while one-to-four family residential loans decreased $5.8 million, or 1.4%, real estate construction loans fell $63.6 million, or 14.9%, and commercial and industrial loans were down $19.7 million, or 8.3%. Loan production in 2010 was impacted by the confluence of several factors. First, lower economic activity in both the business and consumer sectors negatively impacted the demand for credit in the Company’s markets. Second, the Company made strategic decisions to restrict lending for new acquisition, development and construction loans, decreasing this component of the loan portfolio, and to focus on activities designed to build greater market share in commercial lending to select business sectors including government contract lending, professional practices and associations and certain service industries.

The Company’s investment securities portfolio represents its second largest asset class and contributor to interest income, and is generally maintained as a primary source of liquidity. Investment securities increased $213.2 million, or 51.8%, from $411.8 million at December 31, 2010, to $625.0 million at December 31, 2011, and increased $63.2 million, or 18.1%, from $348.6 million at December 31, 2009, to $411.8 million at December 31, 2010. The majority of the year-over-year increase in securities was concentrated in U.S. government agency debt obligations and mortgage-backed securities (MBS), and collateralized mortgage obligations (CMOs). The Company’s investment securities portfolio increased significantly during 2011 as we invested excess liquidity towards short term investments until loans are deployed. During 2012, we expect more modest growth, if any, in the investment securities portfolio as loan demand begins to increase and higher cost deposits continue to run off the balance sheet.

While loans are the Company’s major asset, deposits are the Company’s major source of funding and, as a result, the major contributor to interest expense. For the year ended December 31, 2011, deposits increased $45.0 million, or 2.0%, to $2.29 billion, with demand deposits increasing $73.2 million, or 27.6%, savings and interest-bearing demand deposits decreasing by $27.7 million, or 2.3%, and time deposits falling $516 thousand, or 0.07%. Demand deposit growth remains the top deposit priority, with the increase in demand deposits primarily due to the successful efforts of the Company’s business development team, who are focused on acquisition and retention of commercial operating funds, treasury management services and other related cross-sale products. At December 31, 2011 and 2010, the Company had no brokered certificates of deposit.

In 2010, deposits increased $17.9 million, or 0.8%, with demand deposits increasing $25.1 million, or 10.5%, savings and interest-bearing demand deposits growing $216.1 million, or 21.9%, and time deposits declining $223.4 million, or 22.2%. The increase in demand deposits during 2010 was primarily due to successful deposit gathering efforts by the Company’s business development officers, and savings and interest bearing demand deposits increased during 2010 primarily due to success with the Company’s MEGA Savings and MEGA Checking account products as well as Premier Interest Checking account products for non-profit organizations. The decline in time deposits was largely due to reduced loan origination volumes resulting in reduced reliance on certificates of deposit for funding, as well as more strategic pricing of certificates of deposit relative to market rates and the Company’s pricing on interest-bearing transaction accounts.

Stockholders’ equity increased $38.2 million, or 15.5%, from $245.6 million at December 31, 2010, to $283.8 million at December 31, 2011, with net income to common stockholders of $21.8 million over the twelve-month period, approximately $6.2 million in additional capital, a $7.4 million increase in other comprehensive income related to the investment securities portfolio, $1.7 million in the accretion of the discount on preferred stock and $1.1 million in proceeds and tax benefits related to the exercise of options by the Company’s directors and officers, and stock option expense credits. As a result of these changes, the Company’s Tier 1 capital ratio increased from 13.20% at December 31, 2010, to 14.43% at December 31, 2011, and its total qualifying capital ratio increased from 14.45% to 15.68%. In 2010, stockholders’ equity increased $26.7 million, or 12.2%, from $218.9 million at December 31, 2009 to $245.6 million at December 31, 2010, with net income to common stockholders of $16.5 million over the twelve-month period, $9.3 million in additional capital, a $1.9 million decrease in other comprehensive income related to the investment securities portfolio, and $1.4 million in proceeds, tax benefits and expense credits related to the exercise of options by company directors, officers and employees. As a result of these changes, the Company’s Tier 1 capital ratio increased from 11.48% at December 31, 2009, to 13.20% at December 31, 2010, and its total qualifying capital ratio increased from 12.73% to 14.45% for the same period.

On September 24, 2008, the Company raised $25 million in qualifying capital through the sale of trust preferred securities to the Company’s directors and certain of its executive officers. In connection with the issuance of the trust preferred securities, the Company also issued warrants to purchase an aggregate of 1.5 million shares of common stock to the purchasers. On December 12, 2008, the Company issued $71 million in preferred stock to the Treasury under the Capital Purchase Program. In connection with the issuance of the preferred stock, the Company also issued to the Treasury warrants to purchase approximately 2.7 million shares of common stock. Please refer to “Capital Issuances” at page 26 for a discussion of the issuance of securities under the Capital Purchase Program. On September 29, 2010, the Company issued 1,904,766 shares of its common stock at a price of $5.25 per share in a registered direct placement with several institutional investors for total gross proceeds of $10.0 million. In addition, the Company issued to the investors warrants exercisable for 1,904,766 additional shares of common stock at an exercise price of $6.00 per share. As of January 2012, 1,083,234 of these warrants had been exercised, providing an aggregate additional $6.5 million in gross proceeds to the Company, with the balance of the warrants having expired. On March 31, 2011, the Company issued 426,000 shares of its common stock at a price of $5.87 per share in a registered direct placement with a Company director for total gross proceeds of approximately $2.5 million. In addition, the Company issued to the investor warrants exercisable for 852,000 additional shares of common stock at an exercise price of $5.62 per share. As of March 14, 2012 all of these warrants had been exercised, providing an aggregate additional $4.8 million in gross proceeds to the Company. Please refer to “Capital Issuances” at page 26 for a discussion of the issuance of securities in the registered direct placements.

Net Interest Income

Net interest income is the excess of interest earned on loans and investments over the interest paid on deposits and borrowings and is the Company’s primary revenue source. Net interest income is thereby affected by overall balance sheet growth, changes in interest rates and changes in the mix of investments, loans, deposits and borrowings. For the year ending December 31, 2011, net interest income of $106.8 million was up 1.4%, compared to $105.3 million in 2010, as the net interest margin rose slightly from 3.90% in 2010, to 3.91% in 2011. This year-over-year increase in the net interest margin was driven by lower deposit costs due to increased levels of demand deposits and lower rate interest-bearing transaction accounts, and was offset in part by a modest 6 basis point decrease in yield on loans and a 97 basis point decrease in yield on the investment securities portfolio. The decrease in the yield on the loan portfolio was primarily a result of the low interest rate environment that extended though 2011, and the decrease in the investment securities portfolio was primarily driven by our overall interest rate risk management process, which focused on the purchase of shorter term investment securities that lowered the yield on the investment securities portfolio, but also reduced the average life of the investment security portfolio in the anticipation of deploying investment security proceeds into higher yielding loan assets in the near future. As a result, the average cost of interest-bearing deposits fell from 1.64% in 2010 to 1.32% in 2011, while yields on interest-earning assets fell from 5.50% in 2010 to 5.17% in 2011 as the Company’s average loan balances decreased 8 basis points and the yield on the Company’s investment securities portfolio decreased 97 basis points. In 2010, net interest income increased $13.9 million or 15.2%, from $91.4 million in 2009, to $105.3 million at December 31, 2010 and the average cost of interest-bearing deposits fell from 2.50% in 2009, to 1.88% in 2010, while yields on interest-earning assets fell to a lesser extent from an average of 5.67% in 2009 to 5.50% in 2010. As a result, the net interest margin rose from 3.45%

in 2009, to 3.90% in 2010. Tables 1 and 2 provide further information with regard to yields, costs, the changes in net interest income and associated risk.

TABLE 1: AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

The following table shows the average balance sheets for each of the years ended December 31, 2011, 2010, and 2009. In addition, the amounts of interest earned on interest-earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, are shown. Loans placed on a non-accrual status are included in the average balances. Net loan fees and late charges included in interest income on loans totaled $4.2 million, $3.0 million and $3.3 million for 2011, 2010, and 2009, respectively.

	2011			2010			2009
(Dollars in thousands)	Average Balance	Interest Income- Expense	Average Yields / Rates	Average Balance	Interest Income- Expense	Average Yields / Rates	Average Balance	Interest Income- Expense	Average Yields / Rates
Assets
Securities (1)	$499,996	$15,733	3.15%	$372,480	$14,684	4.12%	$334,873	$15,641	4.82%
Restricted stock	11,533	382	3.32%	11,752	356	3.03%	11,589	355	3.06%
Loans, net of unearned income	2,176,439	127,020	5.84%	2,259,560	133,599	5.92%	2,279,294	134,548	5.91%
Interest-bearing deposits in other banks	27,640	71	0.26%	249	—	0.09%	91	—	0.09%
Federal funds sold	56,026	152	0.27%	79,882	187	0.23%	42,718	89	0.20%

Total interest-earning assets	$2,771,634	$143,358	5.17%	$2,723,923	$148,826	5.50%	$2,668,565	$150,633	5.67%

Other assets	79,176			79,140			67,737

Total assets	$2,850,810			$2,803,063			$2,736,302

Liabilities & Stockholders’ Equity
Interest-bearing deposits
NOW accounts	$318,448	$2,139	0.67%	$335,716	$2,971	0.89%	$228,189	$2,825	1.24%
Money market accounts	205,058	1,948	0.95%	157,071	1,872	1.19%	157,216	2,302	1.46%
Savings accounts	665,708	6,162	0.93%	663,479	9,759	1.47%	381,042	7,764	2.04%
Time deposits	782,435	15,789	2.02%	882,832	18,860	2.14%	1,221,328	36,707	3.01%

Total interest-bearing deposits	$1,971,649	$26,038	1.32%	$2,039,098	$33,462	1.64%	$1,987,775	$49,598	2.50%

Securities sold under agreement to repurchase and federal funds purchased	200,199	3,953	1.97%	183,338	4,012	2.19%	186,106	3,475	1.87%

Other borrowed funds	25,000	1,078	4.31%	25,000	1,077	4.25%	25,000	1,077	4.25%

Trust preferred capital notes	66,441	3,973	5.98%	66,186	4,946	7.37%	65,930	5,079	7.60%

Total interest-bearing liabilities	$2,263,289	$35,042	1.55%	$2,313,622	$43,497	1.88%	$2,264,811	$59,229	2.62%

Demand deposits and other liabilities	322,705			255,871			231,554

Total liabilities	$2,585,994			$2,569,493			$2,496,365

Stockholders’ equity	264,816			233,570			239,937

Total liabilities and stockholders’ equity	$2,850,810			$2,803,063			$2,736,302
Interest rate spread			3.62%			3.62%			3.05%
Net interest income and margin		$108,316	3.91%		$105,329	3.90%		$91,404	3.45%

(1)	Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders’ equity. Average yields on tax-exempt securities are stated on a tax equivalent basis, using a 35% rate.

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

	2011 compared to 2010			2010 compared to 2009
	Increase/(Decrease) Due to		Total Increase/ (Decrease)	Increase/(Decrease) Due to		Total Increase/ (Decrease)
(Dollars in thousands)	Volume	Rate		Volume	Rate
Interest Income
Loans	$(4,925)	$(1,968)	$(6,893)	$(1,170)	$221	$(949)
Securities	3,475	(3,626)	(151)	1,386	(2,343)	(957)
Restricted Stock	(7)	33	26	5	(4)	1
Interest bearing deposits in other banks	70	1	71	—	—	—
Federal funds sold	(65)	30	(35)	87	11	98

Total interest income	$(1,452)	$(5,530)	$(6,982)	$308	$(2,115)	$(1,807)

Interest Expense
Interest-bearing deposits:
NOW accounts	$(116)	$(716)	$(832)	$951	$(805)	$146
Money market accounts	456	(380)	76	(2)	(428)	(430)
Savings accounts	21	(3,618)	(3,597)	4,154	(2,159)	1,995
Time deposits	(1,606)	(1,465)	(3,071)	(6,608)	(11,239)	(17,847)

Total interest-bearing deposit expense	$(1,245)	$(6,179)	$(7,424)	$(1,505)	$(14,631)	$(16,136)
Securities sold under agreement to repurchase and federal funds purchased	333	(391)	(58)	(60)	597	537
Trust preferred capital notes	15	(988)	(973)	19	(152)	(133)

Total interest expense	$(897)	$(7,558)	$(8,455)	$(1,546)	$(14,186)	$(15,732)

Change in Net Interest Income	$(555)	$2,028	$1,473	$1,854	$12,071	$13,925

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

Our short term interest rate sensitivity is managed through the use of a model that generates estimates of the change in the net interest income over a range of interest rate scenarios. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. The model assumes that the composition of interest sensitive assets and liabilities existing at December 31, 2011, remains constant over a two-year period (base case) and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.

The following table provides an analysis of our interest rate risk as measured by the estimated change in MVPE and net interest income from the base case, resulting from instantaneous and sustained parallel shifts in interest rates as of December 31, 2011 (in thousands):

	Sensitivity of Market Value of Portfolio Equity December 31, 2011 Market Value of Portfolio Equity	Sensitivity of Net Interest Income December 31, 2011 Net Interest Income
Interest Rate Scenario	Percent	Percent
Up 200 bps	-23.4%	+4.6%
Up 300 bps	-36.5%	+7.0%
Down 100 bps	+3.1%	-8.2%

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

Non-Interest Income

The Company’s non-interest income sources include service charges and other fees on deposit accounts, fees and net gains from loans originated and sold through its mortgage lending division, commissions from non-deposit investment sales and increases in the cash surrender value of bank-owned life insurance policies. For the year ended December 31, 2011, the Company recognized non-interest income of $8.1 million compared to $7.6 million for the same period in 2010. Impairment loss on securities was $1.6 million for the year ended December 31, 2010, which decreased to $732 thousand for 2011. Excluding the year-over-year improvement in impairment losses on securities, other sources of non-interest-income decreased $391 thousand from 2010 to 2011. Investment services commissions increased $559 thousand to $1.4 million during 2011, which partially offset a $515 thousand decrease from 2010 to 2011 in fees and net gains on mortgage loans originated and sold and a $408 thousand decrease from 2010 to 2011 in income on bank-owned life insurance.

In 2010, non-interest income of $7.6 million was up 36.1% compared to $5.6 million in 2009. Excluding a $1.6 million impairment loss on securities during 2010 and corresponding amounts in 2009, other sources of non-interest-income rose $1.8 million from 2009 to 2010 with lower deposit account service charges offset by a $525 thousand increase in fees and net gains on mortgage loans originated and sold and an $860 thousand increase in income on bank-owned life insurance included in the other category within non-interest income.

Service charges and other fees, which include monthly deposit account maintenance charges, overdraft fees, ATM fees and charges, debit card interchange income, safe deposit box rents, merchant discount fee income, and lock-box service fees, decreased $73 thousand, or 2.2%, from $3.4 million in 2010, to $3.3 million in 2011, and decreased $230 thousand, or 6.4%, from $3.6 million in 2009, to $3.4 million in 2010. The declines in 2011 and 2010 were due to lower levels of overdraft fees.

Commissions on non-deposit investment services, which the Bank offers through a third party arrangement, were up $559 thousand in 2011, from $831 thousand for the year ended December 31, 2010 to $1.4 million for the same period in 2011, and were up $231 thousand in 2010, from $600 thousand for the year ended December 31, 2009 to $831 thousand for the same period in 2010.

Non-Interest Expense

Non-interest expense decreased $1.4 million, or 2.3%, from $61.1 million in 2010, to $59.7 million in 2011 and decreased $5.7 million, or 8.6%, from $66.8 million in 2009, to $61.1 million in 2010. In 2009, non-interest expense included a $3.0 million contingent liability provision related to an off-balance sheet letter-of-credit commitment.

In 2011, salaries and benefits increased $2.1 million, or 8.4%, to $27.1 million from $25.0 million in 2010. The increase in 2011 was due to higher employee incentive compensation, additional personnel to support our continued growth, general merit increases, and other employee benefits. In 2010, salaries and benefits increased $2.0 million, or 8.5%, to $25.0 million from $23.0 million in 2009. The increase in 2010 was due to higher commissions associated with an increase in mortgage loan production and hiring of additional personnel to implement the Company’s strategic initiative to build greater commercial lending market share for select segments of that market.

Occupancy expenses decreased $525 thousand, or 5.3%, from $10.0 million in 2010, to $9.4 million in 2011 which related to lower levels of maintenance on buildings, leaseholds and equipment expense. Occupancy expenses decreased $302 thousand, or 2.9%, from $10.3 million in 2009 to $10.0 million in 2010.

Other operating expenses, which include advertising and public relations expenses, legal and professional fees, insurance, loss or gain on OREO, OREO expense, telecommunications and supplies, increased $351 thousand, or 3.0%, from $11.6 million in 2010, to $12.0 million in 2011 and increased $2.0 million, or 20.4%, from $9.7 million in 2009, to $11.6 million in 2010. The increase in 2011 was primarily due to higher franchise taxes and recruiting costs. The increase in 2010 was primarily due to higher legal and professional fees, in connection with capital raising activities and problem asset resolution, and OREO expenses.

Income Taxes

The Company’s income tax provisions are adjusted for non-deductible expenses and non-taxable interest after applying the U.S. federal income tax rate of 35%. The provision for income taxes totaled $13.3 million and $9.7 million for the years ended December 31, 2011, and 2010, respectively. During 2009, the Company recorded a carry-back benefit of $18.4 million. The effective tax rate was 32.9%, 31.1%, 32.3% for the years ended December 31, 2011, 2010, and 2009. For further information regarding the provisions for income taxes see Note 8 to the Consolidated Financial Statements.

Asset Quality - Provision and Allowance For Loan Losses

For the year ended December 31, 2011, provisions for loan losses were $14.8 million compared to $20.6 million in 2010, with total net charge-offs in 2011 of $28.6 million, up from $23.3 million in 2010, as the company continued to reduce its non-performing loan balances. In 2009, provisions totaled $81.9 million with total net charge-offs of $53.2 million.

As a result of these provisions and charge-offs, the total allowance for loan losses decreased $13.7 million, or 22.0% from $62.4 million at December 31, 2010, to $48.7 million at December 31, 2011, decreased $2.7 million, or 4.2%, from $65.2 million at December 31, 2009 to $62.4 million at December 31, 2010.

Non-performing assets and loans greater than 90 days past due declined 35.9% from $74.6 million at December 31, 2010, to $47.8 million at December 31, 2011. As a percent of total loans, the allowance has decreased from 2.82% as of December 31, 2010, to 2.24% as of December 31, 2011, and as a percent of non-performing loans the allowance has increased from 108.8% at December 31, 2010, to 125.4% at December 31, 2011. The Company made significant progress in reducing non-performing assets and loans greater than 90 days past due during 2011. We believe the allowance at December 31, 2011 was appropriate for the level of portfolio risk measured.

Non-performing assets and loans greater than 90 days past due declined in 2010, from $98.1 million as of December 31, 2009 to $74.6 million at December 31, 2010. As a percent of total loans, the allowance has decreased from 2.86% as of December 31, 2009, to 2.82% as of December 31, 2010, and as a percent of non-performing loans the allowance has increased from 93.6% as of December 31, 2009, to 108.8% at December 31, 2010. The Company’s allowance at December 31, 2010 remained roughly equivalent to the allowance at December 31, 2009. Although the Company made significant progress in reducing non-performing assets and loans 90+ days past due during 2010, because the balance of non-performing assets and loans 90+ days past due remained elevated as compared to the Company’s historical levels, and the Company believed the allowance at December 31, 2010 was appropriate for the level of portfolio risk measured. See “Risk Elements and Non-Performing Assets” later in this discussion for more information on non-performing assets and loans greater than 90 days past due and other impaired loans.

Management believes that the allowance for loan losses is adequate at December 31, 2011. However, there can be no assurance that additional provisions for loan losses will not be required in the future, including as a result of possible changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, and the residential and commercial real estate markets in particular, on a national basis or in the Company’s market area, or changes in the circumstances of particular borrowers.

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

TABLE 3: PROVISION AND ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)	2011	2010	2009	2008	2007

Allowance, beginning of period	$62,442	$65,152	$36,475	$22,260	$18,101

Provision for loan losses	14,849	20,594	81,913	25,378	4,340

Charge-Offs

Commercial loans	29,396	7,761	16,317	3,436	—

Real estate loans	2,357	19,372	37,879	7,493	—

Consumer loans	156	345	417	392	212

Total charge-offs	31,909	27,478	54,613	11,321	212

Recoveries

Commercial loans	2,637	2,858	739	16	—

Real estate loans	672	1,296	571	77	—

Consumer loans	38	20	67	65	31

Total recoveries	3,347	4,174	1,377	158	31

Net charge-offs	28,562	23,304	53,236	11,163	181

Allowance, end of period	$48,729	$62,442	$65,152	$36,475	$22,260

Ratio of net charges-offs to average total loans outstanding during period	1.31%	1.03%	2.34%	0.51%	0.01%

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

(Dollars in thousands)	2011	2010	2009	2008	2007
Allocation of allowance for loan losses:
Commercial	$10,378	$9,972	$11,241	$8,489	$6,304
Real estate – mortgage	22,886	25,409	26,514	9,375	9,226
Real estate – construction	15,161	26,625	26,873	18,460	6,598
Consumer	245	373	440	126	118
Farmland	59	63	84	25	14

Balance, December 31,	$48,729	$62,442	$65,152	$36,475	$22,260

Ratio of loans to total year-end loans:
Commercial	11%	9%	10%	12%	12%
Real estate – mortgage	73%	73%	70%	62%	59%
Real estate – construction	15%	17%	19%	25%	28%
Consumer	1%	1%	1%	1%	1%

	100%	100%	100%	100%	100%

See Notes 1 and 4 to the Consolidated Financial Statements for additional information regarding the provision and allowance for loan losses.

Risk Elements and Non-Performing Assets

Non-performing assets consist of non-accrual loans and other real estate owned. For the year ended December 31, 2011, the total non-performing assets and loans greater than 90 days past due and still accruing interest decreased by $26.8 million, or 35.9%, from $74.6 million at December 31, 2010, to $47.8 million at December 31, 2011, and decreased by $23.6 million, or 24.0%, from $98.1 million at December 31, 2009, to $74.6 million at December 31, 2010. As a result, the ratio of non-performing assets and loans greater than 90 days past due and still accruing to total assets decreased from 2.72% at December 31, 2010, to 1.63% at December 31, 2011, and decreased from 3.60% at December 31, 2009, to 2.72% at December 31, 2010.

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

Other impaired loans that are currently performing, and troubled debt restructurings performing in accordance with their modified terms, decreased from $177.6 million at December 31, 2010, to $160.2 million at December 31, 2011. These loans have been identified by the Company as having certain weaknesses as a result of the Company’s specific knowledge about the customer or recent credit events, and are classified as substandard and subject to impairment testing at each balance sheet date.

Troubled debt restructurings represented $52.3 million, of total impaired loans as of December 31, 2011 and $103.0 million, of total impaired loans as of December 31, 2010. For December 31, 2009, troubled debt restructurings represented $71.9 million, of total impaired loans. There were no troubled debt restructurings as of December 31, 2008 or 2007. These loans which have been provided concessions such as rate reductions, payment deferrals, and in some cases forgiveness of principal, are all on accrual status. If the loan was on non-accrual at the time of the concession, it is the Company’s policy that it remain on non-accrual status and perform in accordance with the modified terms for a period of six months. All loans reported as troubled debt restructurings accrue interest. If a troubled debt restructuring is on non-accrual status, it is reported as a non-accrual asset and not as a troubled debt restructuring. Troubled debt restructurings continue to be individually tested for impairment for a period of one year from their modification date.

Total non-performing assets consist of the following:

TABLE 5: NON-PERFORMING ASSETS

	December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Non-accrual loans	$38,536	$57,158	$65,809	$111,234	$3,826
Other real estate owned	8,925	17,165	28,499	7,569	—

Total non-performing assets	$47,461	$74,323	$94,308	$118,803	$3,826

Loans past due 90 days and still accruing	332	242	3,826	6,118	579

Total non-performing assets and past due loans	$47,793	$74,565	$98,134	$124,921	$4,405

Troubled debt restructurings	$52,264	$102,996	$71,885	—	—
Allowance for loan losses to total loans	2.24%	2.82%	2.86%	1.58%	1.14%
Allowance for loan losses to non-performing loans	125.37%	108.79%	93.56%	31.08%	505.33%
Non-performing assets and past due loans to total loans	2.18%	3.37%	4.31%	5.40%	0.23%
Non-performing assets and past due loans to total assets	1.63%	2.72%	3.60%	4.60%	0.19%

Non-performing loans continue to be concentrated in residential and commercial construction and land development loans in outer sub-markets hardest hit by the residential downturn and commercial and consumer credits experiencing the after shocks in sub-contracting businesses and workforce employment. Overall, as of December 31, 2011, $24.0 million, or 62.2%, of non-performing loans represented acquisition, development and construction (“ADC”) loans, $7.0 million, or 18.3%, represented loans on one-to-four family residential properties, $2.0 million, or 5.2%, represented non-farm, non-residential loans, and $5.0 million, or 13.0%, represented C&I loans. The Company would have recorded additional gross interest income of approximately $2.3 million for 2011, $3.4 million for 2010 and $5.2 million for 2009, if non-accrual loans had been current throughout these periods. Interest actually received on non-accrual loans was zero for 2011, $158 thousand in 2010 and $979 thousand in 2009. See Notes 1 and 4 to the Consolidated Financial Statements for additional information regarding the Company’s non-performing assets. Tables 6 and 7 provide a breakdown of the construction loan portfolio by location including loans on non-accrual status and percentage of net-charge offs in 2011. Table 8 provides a breakdown of the non-farm/non-residential portfolio by location including loans on non-accrual status and percentage of net charge-offs in 2011.

TABLE 6: RESIDENTIAL, ACQUISITION, DEVELOPMENT AND CONSTRUCTION LOANS

(Dollars in thousands)	As of December 31, 2011
By County/Jurisdiction of Origination:	Total Outstandings	Percentage of Total	Non-accrual Loans	Non-accruals as a % of Outstandings	Net charge-offs as a % of Outstandings
District of Columbia	$5,632	3.7%	$—	—	—
Montgomery, MD	—	—	—	—	—
Prince Georges, MD	16,997	11.2%	10,075	6.7%	0.7%
Other Counties in MD	3,981	2.6%	—	—	—
Arlington/Alexandria, VA	29,009	19.2%	—	—	0.3%
Fairfax, VA	40,333	26.7%	826	0.5%	0.1%
Culpeper/Fauquier, VA	1,107	0.7%	362	0.2%	0.3%
Frederick, VA	3,730	2.5%	3,730	2.5%	1.7%
Loudoun, VA	16,721	11.1%	822	0.5%	0.8%
Prince William, VA	7,780	5.1%	—	—	0.8%
Spotsylvania, VA	174	0.1%	—	—	—
Stafford, VA	20,476	13.5%	2,664	1.8%	—
Other Counties in VA	2,013	1.3%	—	—	—
Outside VA, D.C. & MD	3,164	2.1%	—	—	—

	$151,117	100.0%	$18,479	12.2%	4.6%

TABLE 7: COMMERCIAL, ACQUISITION, DEVELOPMENT AND CONSTRUCTION LOANS

(Dollars in thousands)	As of December 31, 2011
By County/Jurisdiction of Origination:	Total Outstandings	Percentage of Total	Non-accrual Loans	Non-accruals as a % of Outstandings	Net charge-offs as a % of Outstandings
District of Columbia	$2,250	1.3%	$—	—	—
Montgomery, MD	1,835	1.0%	—	—	—
Prince Georges, MD	12,490	7.1%	—	—	—
Other Counties in MD	2,192	1.3%	—	—	—
Arlington/Alexandria, VA	6,800	3.9%	641	0.4%	0.5%
Fairfax, VA	26,974	15.4%	2,800	1.6%	—
Culpeper/Fauquier, VA	3,020	1.7%	—	—	—
Frederick, VA	4,068	2.3%	—	—	—
Henrico, VA	905	0.5%	—	—	—
Loudoun, VA	23,034	13.1%	—	—	2.6%
Prince William, VA	55,960	31.9%	2,064	1.2%	1.2%
Spotsylvania, VA	1,740	1.0%	—	—	—
Stafford, VA	28,404	16.2%	—	—	—
Other Counties in VA	5,628	3.2%	—	—	—
Outside VA, D.C. & MD	—	—	—	—	—

	$175,300	100.0%	$5,505	3.1%	4.3%

TABLE 8: NON-FARM/NON-RESIDENTIAL LOANS

(Dollars in thousands)	As of December 31, 2011
By County/Jurisdiction of Origination:	Total Outstandings	Percentage of Total	Non-accrual Loans	Non-accruals as a % of Outstandings	Net charge-offs as a % of Outstandings
District of Columbia	$91,606	8.1%	$—	—	—
Montgomery, MD	27,211	2.4%	—	—	—
Prince Georges, MD	58,814	5.2%	—	—	—
Other Counties in MD	48,268	4.3%	—	—	—
Arlington/Alexandria, VA	194,333	17.2%	—	—	—
Fairfax, VA	283,801	25.1%	986	0.1%	—
Culpeper/Fauquier, VA	3,363	0.3%	—	—	—
Frederick, VA	4,304	0.4%	—	—	—
Henrico, VA	22,181	2.0%	—	—	0.5%
Loudoun, VA	100,107	8.8%	104	0.0%	0.2%
Prince William, VA	196,864	17.4%	909	0.1%	—
Spotsylvania, VA	18,991	1.7%	—	—	—
Stafford, VA	21,361	1.9%	—	—	—
Other Counties in VA	52,158	4.6%	—	—	0.1%
Outside VA, D.C. & MD	9,548	0.8%	—	—	—

	$1,132,910	100.0%	$1,999	0.2%	0.8%

Other real estate owned includes properties that have been substantively repossessed or acquired in complete or partial satisfaction of debt. Such properties, which are held for resale, are carried at the lower of book value or fair value, including a reduction for the estimated selling expenses, or principal balance of the related loan. Reviews and discussions with regard to value and disposition of each foreclosed property are conducted monthly by the Company’s Special Assets Committee. The carrying value of a foreclosed asset is immediately adjusted down when new information is obtained, including a potentially acceptable offer, the sale of a similar property in the vicinity of one of the Company’s assets, and/or a change in the price the property is being listed for. The Company recorded $1.1 million in losses on foreclosed properties in 2011 and $3.9 million for the year ended December 31, 2010.

The following tables provide a breakdown of other real estate owned by type and a roll-forward of other real estate owned activity for the years ended December 31, 2011 and 2010:

TABLE 9: OTHER REAL ESTATE OWNED BY TYPE

(Dollars in thousands)	Year-end December 31,
	2011	2010
Residential Land	$3,438	$10,996
Residential Building	1,432	908
Commercial Land	1,230	1,230
Commercial Building	2,825	4,031

Total other real estate owned	$8,925	$17,165

TABLE 10: OTHER REAL ESTATE OWNED ACTIVITY

(Dollars in thousands)	Year-ended December 31,
	2011	2010
Beginning Balance	$17,165	$28,499
Additions	12,726	7,449
Capital improvements	558	0
Valuation adjustments	(542)	(3,313)
Dispositions	(20,440)	(14,859)
(Loss) on disposition	(542)	(611)

Ending Balance	$8,925	$17,165

Other real estate owned decreased $8.2 million, or 48.0% during 2011, from $17.2 million at December 31, 2010 to $8.9 million at December 31, 2011. This decrease was principally due to the dispositions of $20.3 million during 2011, as compared to $14.9 million during 2010 and additions to other real estate owned of $12.7 million during 2011, as compared to $7.4 million during 2010.

Loan Portfolio

The Bank’s lending activities are its principal source of income. Real estate loans, including residential permanents and construction, and commercial permanents, represent the major portion of the Bank’s loan portfolio. Loans, net of allowance for loan losses, decreased $29.3 million, or 1.4%, from $2.15 billion at December 31, 2010, to $2.12 billion at December 31, 2011. This includes an increase in commercial and industrial loans of $33.8 million, or 15.5%, while non-farm, non-residential real estate loans decreased $5.9 million, or 0.5%, one-to-four family residential real estate loans decreased $28.0 million, or 7.0%, and real estate construction loans decreased $38.2 million, or 10.5%.

In 2010, net loans decreased $60.5 million, or 2.7% from $2.21 billion at December 31, 2009, to $2.15 billion at December 31, 2010. This includes an increase in non-farm, non-residential real estate loans of $12.9 million, or 1.1%, while one-to-four family residential loans decreased $5.8 million, or 1.4%, real estate construction loans fell by $63.7 million, or 14.9%, and commercial and industrial loans were down $19.7 million, or 8.3%.

At December 31, 2011, $136.7 million of real estate construction loans were to commercial builders of single-family housing, $14.4 million were to individuals on single-family properties and $175.3 million were related to commercial properties. At December 31, 2010, $160.8 million of real estate construction loans were to commercial builders of single-family housing, $16.8 million were to individuals on single-family properties and $187.0 million were related to commercial properties.

As noted above, the majority of the Bank’s loan portfolio consists of construction and commercial mortgage real estate loans. At December 31, 2011, the Bank had $136.7 million of construction loans to commercial builders of single family housing in the Northern Virginia market, representing 6.3% of total loans. These loans are made to a number of unrelated entities and generally have a term of twelve to eighteen months. The Bank had $1.13 billion, or 52.2% of the loan portfolio at December 31, 2011, secured by non-farm non-residential properties with $460.8 million, or 21.2% of the loan portfolio representing owner-occupied non-farm, non-residential properties. These non-farm, non-residential loans represent obligations of a diversified pool of borrowers across numerous businesses and industries, primarily in the Northern Virginia market and include some loans that, although secured by commercial real estate, are commercial purpose loans made based on the financial condition of the underlying business. In addition, the Bank had $252.4 million, or 11.6% of commercial loans to businesses and organizations, including trade associations, professional corporations, community associations, government contractors, medical practitioners, property management companies, religious organizations and houses of worship, heavy equipment contractors and others primarily located in the Northern Virginia market. These commercial loans generally represent short term obligations to support working capital needs and/or term loans to finance the purchase of business assets. At December 31, 2011, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. For further information regarding concentrations of loans see Note 17 to the Consolidated Financial Statements.

Tables 11 and 12 present information pertaining to the composition of the loan portfolio including unearned income, the allowance for loan losses, and the maturity and repricing characteristics of selected loans.

TABLE 11: LOAN PORTFOLIO

	December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Real estate – mortgage	$1,582,366	$1,617,043	$1,599,478	$1,435,189	$1,158,820
Real estate – construction	326,417	364,610	428,292	585,076	544,290
Commercial	252,382	218,600	238,327	279,470	238,670
Consumer	8,592	12,557	10,368	11,698	8,714
Farmland	2,573	2,418	2,675	2,498	1,468

Total loans	$2,172,330	$2,215,228	$2,279,140	$2,313,931	$1,951,962
Less unearned income	3,310	3,195	3,924	4,370	4,961
Less allowance for loan losses	48,729	62,442	65,152	36,475	22,260

Loans, net	$2,120,291	$2,149,591	$2,210,064	$2,273,086	$1,924,741

TABLE 12: MATURITY/REPRICING SCHEDULE OF TOTAL LOANS

	At December 31, 2011
(Dollars in thousands)	Real estate- mortgage	Real estate- construction	Commercial	Consumer	Farmland	Total
Variable:
Within 1 year	$108,115	$51,391	$17,209	$380	$162	$177,257
1-to-5 years	420,888	65,044	73,530	1,782	—	561,244
After 5 years	230,710	16,132	27,435	1,640	—	275,917

Total	$759,713	$132,567	$118,174	$3,802	$162	$1,014,418

Fixed Rate:
Within 1 year	$59,240	$102,168	$103,200	$1,565	$—	$266,173
1-to-5 years	285,214	76,682	25,625	1,160	2,411	391,092
After 5 years	478,199	15,000	5,383	2,065	—	500,647

Total	$822,653	$193,850	$134,208	$4,790	$2,411	$1,157,912

Total Loans	$1,582,366	$326,417	$252,382	$8,592	$2,573	$2,172,330

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

Total securities increased $213.2 million, or 51.8%, year-over-year from $411.8 million at December 31, 2010, to $625.0 million at December 31, 2011 and increased $63.2 million, or 18.1%, from $348.6 million at December 31, 2009, to $411.8 million at December 31, 2010. Increases in the investment securities portfolio in both years were funded by increased levels of liquidity, primarily driven by reductions in the loan portfolio and increases in the deposit portfolio. Available-for-sale (AFS) securities increased as a percent of the total securities portfolio in 2011 to 94.9% versus 90.9% in 2010, as new funds to acquire AFS securities were provided by the previously noted sources and from maturing held-to-maturity (HTM) securities. HTM securities declined as a percent of the total securities portfolio from 9.1% to 5.1% during 2011. The AFS portfolio includes four pooled trust preferred securities with an amortized cost basis of $5.5 million and a fair value of $456 thousand. The Bank performs a quarterly analysis of these securities for other than temporary impairment due to significantly depressed current market value indications. The analysis includes stress tests on the underlying collateral and cash flow estimates based on the current and projected future levels of deferrals and defaults within each pool. In 2011, the Bank recorded an impairment loss of an aggregate of $732 thousand on three of the four three pools. In 2010, the Bank recorded an impairment loss of an aggregate of $1.6 million on three of the same three pools.

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

TABLE 13: SECURITIES PORTFOLIO

	December 31,
	2011		2010		2009
(Dollars in thousands)	Book Value	Percent of total	Book Value	Percent of total	Book Value	Percent of total
Available-for-sale:
U.S. Government Agency obligations	$523,987	83.84%	$310,610	75.43%	$247,134	70.90%
Obligations of states/political subdivisions	68,621	10.98%	63,463	15.41%	42,357	12.15%
Pooled trust preferred securities	456	0.07%	430	0.10%	2,030	0.58%

	$593,064	94.90%	$374,503	90.95%	$291,521	83.63%

Held-to-maturity:
U.S. Government Agency obligations	$3,763	0.60%	$6,113	1.48%	$12,323	3.53%
Obligations of states/political subdivisions	28,129	4.50%	31,145	7.56%	44,741	12.84%

	$31,892	5.10%	$37,258	9.05%	$57,064	16.37%

	$624,956	100.00%	$411,761	100.00%	$348,585	100.00%

TABLE 14: MATURITY OF SECURITIES

	December 31,
	2011		2010		2009
(Dollars in thousands)	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
Maturing within one year	$2,106	5.47%	$1,642	4.59%	$4,541	4.57%
Maturing after one through five years	16,861	4.32%	21,090	3.67%	28,013	4.19%
Maturing after five through ten years	75,932	4.26%	138,171	3.33%	110,745	4.16%
Maturing after ten years	530,057	2.57%	250,858	4.00%	205,286	5.07%

	$624,956	2.99%	$411,761	3.76%	$348,585	4.71%

Deposits

The Company’s principal source of funds is deposit accounts comprised of demand deposits, savings and money market accounts, and time deposits. The majority of the Bank’s deposits are attracted from individuals and businesses in the Northern Virginia and the metropolitan Washington D.C. area, and the interest rates the Bank pays are based on our overall deposit pricing strategies and consider the competitive markets that we operate in.

Total deposits increased $45.0 million, or 2.0%, from $2.25 billion at December 31, 2010, to $2.29 billion at December 31, 2011, and increased $17.9 million, or 0.8% from $2.23 billion at December 31, 2009, to $2.25 billion at December 31, 2010. In 2011, growth by deposit category included an increase in demand deposits of $73.2 million, or 27.6%, savings and interest-bearing demand deposits decreasing by $27.7 million, or 2.3%, and time deposits declining $516 thousand, or 0.07%. The year-over-year increase in demand deposits is primarily due to successful efforts of the Company’s business development teams, who are focused on acquisition and retention of commercial operating funds, treasury management services and other related cross-sale products.

In 2010, growth by deposit category included an increase in demand deposits of $25.1 million, or 10.5%, savings and interest-bearing demand deposits increasing by $216.1 million, or 21.9%, and time deposits declining $223.4 million, or 22.2%. The year-over-year increase in demand deposits is primarily due to successful deposit gathering efforts led by the Company’s business development teams, who are focused on acquisition and retention of commercial operating funds, cash management services and other related cross-sales. The year-over-year increase in savings and interest-bearing demand deposits was due primarily to success with the Company’s MEGA Savings and MEGA Checking account products as well as its Premier Interest Checking product for non-profit organizations, with the sequential decline in demand deposits from $269.7 million at September 30, 2010 due primarily to a strategic reduction in balances held by one depositor. The declines in time deposits are reflective of strategic pricing of certificates of deposits relative to both the competitive market and the Company’s pricing on interest-bearing transaction accounts. The proportionate share of time deposits to total deposits declined from 45.1% at December 31, 2009, to 34.8% at December 31, 2010.

Table 15 details maturities of time deposits with balances of $100,000 or more, which represent 41.1% of total time deposits as of December 31, 2011, compared to 38.4% at December 31, 2010. Total time deposits represent 34.1% of total deposits as of December 31, 2011, compared to 34.8% at December 31, 2010.

At December 31, 2011 and 2010, the Bank had no brokered time deposits, exclusive of reciprocal deposits. Reciprocal deposits totaled $95.9 million at December 31, 2011 and $106.2 million at December 31, 2010. Reciprocal brokered time deposits are deposits that have been placed into a deposit placement service which allows us to place our customers’ funds in FDIC-insured time deposits at other banks and at the same time, receive an equal sum of funds from customers of other banks within the deposit placement service. Brokered time deposits, exclusive of $238.0 million in reciprocal deposits, represented $50.1 million, or 2.3%, of total deposits at December 31, 2009. The Bank considers various brokered deposit products as tools to manage deposit costs, interest rate risk, and the mix of deposits. See Note 6 to the Consolidated Financial Statements and Table 1 to this Management’s Discussion and Analysis for additional information regarding the maturities of time deposits and average rates paid on all interest-bearing deposits.

TABLE 15: MATURITIES OF TIME DEPOSITS WITH BALANCES OF $100,000 OR MORE

	December 31,
(Dollars in thousands)	2011	2010	2009
3 months or less	$38,541	$52,047	$88,680
3-6 months	44,563	38,555	65,809
6-12 months	59,424	69,760	77,956
Over 12 months	177,957	139,809	66,122

Total	$320,485	$300,171	$298,567

Short-Term Borrowings

Short-term borrowings consist of securities sold under agreements to repurchase, of which, as of December 31, 2011, $188.3 million are secured transactions with customers that mature the business day following the date sold, and the other $75.0 million are secured transactions with other banks. The secured transactions with customers are provided to significant commercial demand deposit customers and are considered a core funding source of the Bank. Short-term borrowings also include Federal funds purchased, which are unsecured overnight borrowings from other banks and are generally used to accommodate short-term liquidity needs. Table 16 provides information on the balances and interest rates on short-term borrowings for the years ended December 31, 2011, 2010 and 2009 (dollars in thousands):

TABLE 16: SHORT-TERM BORROWINGS

At December 31,	2011	2010	2009
Securities sold under agreement to repurchase	$263,273	$152,726	$176,728
Weighted interest rate at year end	1.43%	2.43%	2.24%

Averages for the year ended December 31,
Outstanding	$200,199	$183,338	$186,106
Interest rate	1.97%	2.19%	1.87%

Maximum month-end outstanding	278,459	$210,208	$198,774

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

The Company measures total liquidity through cash and cash equivalents, securities available-for-sale, mortgage loans held for sale, other loans and investment securities maturing within one year, less securities pledged as collateral for repurchase agreements, public deposits and other purposes, and less any outstanding Federal funds purchased. These liquidity sources totaled $781.2, $585.1, and $615.2 million at December 31, 2011, 2010, and 2009 respectively. Additional sources of liquidity available to the Bank include the capacity to borrow funds through established short-term lines of credit with various correspondent banks and the Federal Home Loan Bank of Atlanta. See Note 14 to the Consolidated Financial Statements for further information regarding these additional liquidity sources.

The growth of the Company’s available for sale investment securities of $218.9 million from December 31, 2010 to December 31, 2011 has significantly increased the liquidity of the Company. Investments have been made primarily in short-term mortgage-backed securities providing the Company a strong source of liquidity from the monthly pass through of principal and interest payments. These securities can be pledged for borrowing purposes or can be sold to accommodate liquidity needs

Capital

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

Both the Company’s and the Bank’s capital levels continue to meet regulatory requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios. Tier 1 capital consists of common and qualifying preferred stockholders’ equity, less goodwill, and for the Company includes certain minority interests relating to bank subsidiary issued shares, and a limited amount of restricted core capital elements. Restricted core capital elements include qualifying cumulative preferred stock interests, certain minority interests in subsidiaries and qualifying trust preferred securities. All of the $71 million in preferred stock interests issued to the Treasury under the Capital Purchase Program qualify as Tier 1 capital. Total risk-based capital consists of Tier 1 capital, qualifying subordinated debt, and a portion of the allowance for loan losses, and for the Company, a limited amount of excess restricted core capital elements. Risk-based capital ratios are calculated with reference to risk-weighted assets. The leverage ratio compares Tier 1 capital to total average assets. The Bank’s Tier 1 risk-based capital ratio was 14.21% at December 31, 2011, compared to 12.87% at December 31, 2010, and its total risk-based capital ratio was 15.47% at December 31, 2011, compared to 14.12% at December 31, 2010. These ratios are in excess of the mandated minimum requirement of 4.00% and 8.00%, respectively. The Bank’s leverage ratio was 11.40% at December 31, 2011, compared to 10.76% at December 31, 2010. The Company’s Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage ratio was 14.55%, 15.81%, and 11.61%, respectively, at December 31, 2011, compared to 13.20%, 14.45%, and 11.07%, respectively, at December 31, 2010. The increases in these capital ratios in 2011 are due to net operating income generated during 2011 and $6.2 million of additional capital raised by the Company during 2011. Both the Company’s and Bank’s capital positions reflect proceeds from the issuance of a total of $65 million in trust preferred securities.

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

As long as the Company has total consolidated assets of less than $15 billion, the trust preferred securities that were issued before May 19, 2010 can be counted as Tier 1 capital at the holding company level. Together with other restricted core capital elements, up to 25% of total capital (net of goodwill), and any excess may be counted as Tier 2 capital, subject to limitation. At December 31, 2011, trust preferred securities represented 18.9% of the Company’s Tier 1 capital and 17.3% of its total risk-based capital. See Note 15 to the Consolidated Financial Statements and the “Regulation, Supervision and Governmental Policy” section beginning on page 89 for further information regarding trust preferred securities.

Capital Issuances. On March 31, 2011, the Company issued 426,000 shares of its common stock at a price of $5.87 per share in a registered direct placement with a Company director for total gross proceeds of approximately $2.5 million. In addition, the Company issued to the investor, warrants exercisable for shares of common stock, which, if fully exercised, would provide an additional $4.8 million in gross proceeds to the Company. The warrants each have an exercise price of $5.62 per share. The Series A warrants, exercisable for a total of 426,000 shares of common stock, were exercisable for a period of seven-months following the closing date. The Series B warrants, also exercisable for a total of 426,000 shares of common stock, are exercisable for a period of twelve months following the closing date. The 426,000 Series A warrants were exercised in full before they expired. As of December 31, 2011, no Series B warrants had been exercised. As of March 14, 2012, all Series B warrants were exercised.

On September 29, 2010, the Company issued 1,904,766 shares of its common stock at a price of $5.25 per share in a registered direct placement with several institutional investors for total gross proceeds of $10.0 million. In addition, the Company issued to the investors warrants exercisable for shares of common stock. The warrants each have an exercise price of $6.00 per share, which represents a 14.3% premium to the offering price of the shares of common stock sold in the registered direct placement. The Series A warrants were exercisable through April 30, 2011, and 130,851 were exercised as of that date. The 952,383 Series B warrants originally were to expire on September 29, 2011, but on September 27, 2011, we extended a new expiration date of the Series B Warrants to January 27, 2012. A total of 47,619 warrants had been exercised prior to the warrant extension. Following the extension, in the fourth quarter of 2011, an additional 47,619 Series B warrants were exercised. As of December 31, 2011, 857,145 of the Series B warrants remained outstanding. During January 2012, the remaining 857,145 Series B warrants were exercised.

As noted above, during 2008, the Company accepted an investment by Treasury under the Capital Purchase Program. In connection with that investment, the Company entered into and consummated a Securities Purchase Agreement with the Treasury, pursuant to which the Company issued 71,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), having a liquidation amount per share equal to $1,000, for a total purchase price of $71 million. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. Subject to consultation with the Company’s and Bank’s federal regulators, the Company may, at its option, redeem the Series A Preferred Stock at the liquidation amount plus accrued and unpaid dividends. The Series A Preferred Stock is non-voting, except in limited circumstances. Prior to the third anniversary of issuance, unless the Company has redeemed all of the Series A Preferred Stock or the Treasury has transferred all of the Series A Preferred Stock to a third party, the consent of the Treasury was required for the Company to commence paying a cash common stock dividend or repurchase its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement.

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

Contractual Obligations

The Company has entered into certain contractual obligations including long term debt, operating leases and obligations under service contracts. The following table summarizes the Company’s contractual cash obligations as of December 31, 2011:

TABLE 17: CONTRACTUAL OBLIGATIONS

	Payments Due-By Period
(Dollars in thousands)	Total	Within One Year	Years Two and Three	Years Four and Five	After Five Years
Securities sold under agreements to repurchase and Federal funds purchased	$263,273	$188,273	25,000	—	$50,000
Other borrowed funds	25,000	25,000	—	—	—
Trust preferred securities	65,000	—	—	—	65,000
Operating leases	28,188	4,281	8,110	5,384	10,413
Data processing services	5,164	1,225	2,713	1,226	—

Total contractual cash obligations	$386,625	$218,779	$35,823	$6,610	$125,413

The obligation for data processing services represents estimates of minimum required payments for the periods. Of the $50.0 million of trust preferred securities shown as due after 5 years, $15.0 million is subject to redemption, at par, at the Company’s option, on any semi-annual distribution payment date. The table does not reflect deposit liabilities entered into in the ordinary course of the Company’s banking business. At December 31, 2011, the Company had approximately $1.5 billion of demand and savings deposits, exclusive of interest, which have no stated maturity or payment date. The Company also had approximately $780.7 million of time deposits, exclusive of interest, the maturity distribution of which is set forth in Note 6 to the Consolidated Financial Statements. For additional information about the Company’s deposit obligations, see “Net Interest Income” and “Deposits” above. The trust preferred securities exclude $2.0 million of capital notes held by the trusts that relate to the common securities of the issuing trusts, all of which are owned by the Company. See Note 15 to the Consolidated Financial Statements for additional information regarding the trust preferred capital notes.

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

We currently are operating in a challenging and uncertain economic environment, both nationally and in the local markets that we serve. Financial institutions continue to be affected by sharp declines in the value of financial instruments and real estate, and while we continue to take steps to reduce our market and credit risk exposure, we nonetheless are affected by these issues in view of our retaining a securities portfolio, and portfolios of multi-family loans, commercial real estate loans, acquisition, development and construction loans, and commercial and industrial loans. Continued declines in the value of our investment securities could result in our recording additional losses on the other-than-temporary impairment (“OTTI”) of securities, which would reduce our earnings and, therefore, our capital. Continued declines in real estate values and home sales, and an increase in the financial stress on borrowers stemming from an uncertain economic environment, including rising unemployment, could have an adverse effect on our borrowers or their customers, which could adversely impact the repayment of the loans we have made. The overall deterioration in economic conditions also could subject us, and the financial services industry, to increased regulatory scrutiny. In addition, a further deterioration in local economic conditions could result in an increase in loan delinquencies, an increase in problem assets and foreclosures, and a decline in the value of the collateral for our loans, which could reduce our customers’ borrowing power. Furthermore, a further deterioration in local economic conditions could drive the level of loan losses beyond the level we have provided for in our allowance for loan losses, which could necessitate an increase in our provision for loans losses, which, in turn, would reduce our earnings and capital. Additionally, the demand for our products and services could be reduced, which would adversely impact our liquidity and the level of revenues we generate.

Our concentration of real estate related loans in our market area could result in higher than normal risk of loan defaults and losses.

We have a substantial amount of loans secured by real estate in the Northern Virginia/Washington, D.C. metropolitan area, and substantially all of our loans are to borrowers in that area. We also have a significant amount of acquisition, development and construction loans. At December 31, 2011, 87.9% of our total loans were secured by real estate, primarily commercial real estate. Of these loans, $326.4 million, or 15.0% of total loans, were acquisition, development and construction loans. An additional 11.6% of total loans were commercial and industrial loans which are not secured by real estate. These loans have a higher risk of default than other types of loans, such as well underwritten conforming single family residential mortgage loans. In addition, the repayments of these loans often depend on the successful operation of a business or the sale or development of the underlying property, and as a result are more likely to be adversely affected by adverse conditions in the real estate market or the economy in general. These concentrations expose us to the risk that adverse developments in the real estate market, or in the general economic conditions in the Northern Virginia/Washington, D.C. metropolitan area, could increase the levels of nonperforming loans and charge-offs, and reduce loan demand. In that event, we would likely experience lower earnings or losses. Additionally, if, for any reason, economic conditions in our market area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area’s economy, our ability to develop our business relationships may be diminished, the quality and collectibility of our loans may be adversely affected, the value of collateral may decline and loan demand may be reduced. Additionally, under guidance from the banking agencies, we may be required to maintain higher levels of capital than we would otherwise be expected to maintain, and to employ greater risk management efforts, as a result of our real estate concentrations.

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

Our nonperforming assets (which consist of nonaccrual loans and other real estate owned (“OREO”) and our troubled debt restructurings and other impaired loans, which are currently performing, totaled $207.7 million at December 31, 2011. Our nonperforming assets, troubled debt restructurings and other impaired loans adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or OREO. We must establish an allowance for loan losses that reserves for losses inherent in the loan portfolio that are both probable and reasonably estimable through current period provisions for loan losses. From time to time, we also write down the value of properties in our OREO portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to OREO. Further, while troubled debt restructurings return to non-impaired status in the next fiscal year if they are performing for at least six months, in the event that payments on troubled debt restructurings are not made on a current basis, the troubled debt restructurings become nonaccrual loans. If any of our current or future troubled debt restructurings become nonperforming, we will not record interest income on such loans and, as a result, our earnings will be adversely affected. The resolution of nonperforming assets, troubled debt restructurings and other impaired loans requires the active involvement of management, which can distract management from its overall supervision of operations and other income producing activities. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance for loan losses accordingly, which will have an adverse effect on our earnings.

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

While totals of both nonperforming assets and troubled debt restructurings have decreased since December 31, 2010, we continue to have elevated levels of impaired loans that are performing. The combined levels remain in excess of our historical levels and are concentrated in ADC, commercial real estate and commercial and industrial loans. As a result, our provision and allowance for loan losses, as well as our level of charge-offs, remain higher than historical levels. For the year ended December 31, 2011, our provision for loan losses was $14.8 million compared to $20.6 million in 2010, with total net charge-offs in 2011 of $28.6 million versus $23.3 million for the year ended December 31, 2010. As a result of these provisions, the total allowance for loan losses decreased $13.7 million, or 22.0%, from $62.4 million at December 31, 2010 to $48.7 million at December 31, 2011. As a percent of total loans, the allowance has decreased from 2.82% as of December 30, 2010 to 2.24% as of December 31, 2011. Although we believe that our allowance for loan losses is maintained at a level adequate to absorb any inherent losses in our loan portfolio, these estimates of loan losses are necessarily subjective and their accuracy depends on the outcome of future events. If we need to make significant and unanticipated increases in our loss allowance in the future, our results of operations and financial condition would be materially adversely affected at that time.

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

At December 31, 2011, our OREO portfolio totaled $8.9 million. Our OREO portfolio consists of properties that we obtained through foreclosure or through an in-substance foreclosure in satisfaction of loans. Properties in our OREO portfolio are recorded at the lower of the recorded investment in the loans for which the properties previously served as collateral or the “fair value,” which represents the estimated sales price of the properties on the date acquired less estimated selling costs. Generally, in determining fair value an orderly disposition of the property is assumed, except where a different disposition strategy is expected. Significant judgment is required in estimating the fair value of OREO property.

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

At December 31, 2011, $593.1 million of our securities were classified as available-for-sale. The estimated fair value of our available-for-sale securities portfolio may increase or decrease depending on market conditions. Our securities portfolio is comprised primarily of fixed rate securities. We increase or decrease stockholders’ equity by the amount of the change in the unrealized gain or loss (difference between the estimated fair value and the amortized cost) of our available-for-sale securities portfolio, net of the related tax benefit, under the category of accumulated other comprehensive income/loss. Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold, the decrease may be recovered over the life of the securities.

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

In the past few years, financial markets experienced unprecedented pressure associated with the declining value of residential real estate, and deleveraging by investors in mortgage related securities. The turmoil in the financial markets has also caused many depositors to seek safety in government securities, resulting in liquidity challenges for all banks. Our bank responded to these challenges by promoting participation in the Certificate of Deposit Account Registry Service program and by participating in the increased deposit insurance programs provided by the FDIC. However, should turmoil in the markets return, the bank may be forced to pay higher interest rates to obtain deposits and meet the needs of its depositors and borrowers, resulting in reduced net interest income. If conditions worsen significantly, it is possible that financial institutions such as the Bank may be unable to meet the needs of their depositors and borrowers, which could result in the Bank being placed into receivership.

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

Our directors and executive officers and their affiliates own approximately 16.0% of the outstanding common stock as of December 31, 2011. By voting against a proposal submitted to stockholders, the directors and executive officers, as a group, may be able to make approval more difficult for proposals requiring the vote of stockholders, such as some mergers, share exchanges, asset sales, and amendments to our Articles of Incorporation. The results of any such vote may be contrary to the desires or interests of the public stockholders.

The Dodd-Frank Act could increase the Company’s regulatory compliance burden and associated costs, place restrictions on certain products and services, and limit its future capital raising strategies.

A wide range of regulatory initiatives directed at the financial services industry have been proposed. One of those initiatives, the Dodd-Frank Act Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was signed into law on July 21, 2010. The Dodd-Frank Act represents a sweeping overhaul of the financial services industry within the United States and mandates significant changes in the financial regulatory landscape that will impact all financial institutions, including the Company and the Bank. When fully implemented, the Dodd-Frank Act will likely increase the Company’s regulatory compliance burden and may have a material adverse effect on the Company by increasing the costs associated with regulatory examinations and compliance measures. However, it is too early to fully assess the impact of the Dodd-Frank Act and subsequent regulatory rulemaking processes on the Company’s and the Bank’s business, financial condition or results of operations.

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

As part of the Dodd-Frank Act, the prohibition on the ability of financial institutions to pay interest on demand deposit accounts was repealed. As a result, beginning on July 21, 2011, financial institutions could commence offering interest on demand deposits. Although the Company cannot be certain what rates other institutions may offer, the Company expects the impact of offering interest on demand deposits to remain minimal as long as the low rate environment continues and short term rates remain near zero. The Company maintained $2.0 million in business interest checking balances at December 31, 2011, which had a negligible impact on the Company’s interest expense for the year ended December 31, 2011. When rates begin to increase, however, the Company’s interest expense may increase and the net interest margin may decline, which could have a material adverse effect on the Company’s and the Bank’s business, financial condition and results of operations.

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

On February 7, 2011, the FDIC adopted final rules to implement changes required by the Dodd-Frank Act with respect to the FDIC assessment rules effective April 1, 2011. These changes are effective; a depository institution’s deposit insurance assessment are now calculated based on the institution’s total assets less tangible equity, rather than the previous base of total deposits. These changes did not increase the Company’s FDIC insurance assessments for comparable asset and deposit levels. However, if the Bank’s asset size increases or the FDIC takes other actions to replenish the DIF, the Bank’s FDIC insurance premiums could increase.

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

Although our common stock is listed on Nasdaq, and a number of brokers offer to make a market in our common stock on a regular basis, trading volume to date has been relatively inactive, averaging approximately 80,407 shares per day during the year ended December 31, 2011. There can be no assurance that an active and liquid market for the common stock will develop. Accordingly, you may find it difficult to sell a significant number of shares at the prevailing market price.

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

We have no recent history of paying cash dividends, other than repurchases of fractional shares issued in connection with stock splits or stock dividends. Our ability to pay dividends on our common stock, or repurchase shares, is limited by state and federal law and regulation, and by the terms of the Series A Preferred Stock issued to the Treasury in connection with our participation in the Treasury’s Capital Purchase Program. Under the terms of the Treasury’s Capital Purchase Program, we could not, subject to limited exceptions, pay a dividend or repurchase or acquire any common stock, without the prior approval of the Treasury, until December 12, 2011, or the earlier redemption or transfer of all securities issued to the Treasury. Additionally, under the terms of the Series A Preferred Stock, we may not, subject to limited exceptions, pay any dividends on our common stock, or repurchase or acquire any shares of our common stock when any dividend on the Series A Preferred Stock is in arrears. Further, we cannot pay any dividends on our common stock, or acquire any shares of our common stock, if any distribution on our trust preferred securities is in arrears. In light of the foregoing restrictions, and until the Company changes its dividend, capital and growth strategies, it is unlikely that we will pay any dividends on our common stock or repurchase any shares of our common stock in the near future.

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information required to be set forth in the Company’s periodic reports.

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

Management assessed the effectiveness of Company’s system of internal control over financial reporting as of December 31, 2011. This assessment was conducted based on the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in “Internal Control - Integrated Framework”. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2011. Management’s assessment concluded that there were no material weaknesses within the Company’s internal control structure.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, has been audited by Yount, Hyde & Barbour, P.C., the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Yount, Hyde & Barbour, P.C.’s attestation report on the Company’s internal control over financial reporting appears on pages 39 and 40 hereof.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Virginia Commerce Bancorp, Inc.

Arlington, Virginia

We have audited the accompanying consolidated balance sheets of Virginia Commerce Bancorp, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2011, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Virginia Commerce Bancorp, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years ended December 31, 2011, 2010 and 2009, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Virginia Commerce Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2012 expressed an unqualified opinion on the effectiveness of Virginia Commerce Bancorp, Inc. and subsidiaries’ internal control over financial reporting.

Winchester, Virginia
March 14, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Virginia Commerce Bancorp, Inc.

Arlington, Virginia

We have audited Virginia Commerce Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Virginia Commerce Bancorp, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Virginia Commerce Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years of ended December 31, 2011, 2010 and 2009 of Virginia Commerce Bancorp, Inc. and subsidiaries and our report dated March 14, 2012 expressed an unqualified opinion.

Winchester, Virginia
March 14, 2012

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share data)

	December 31,
	2011	2010
Assets
Cash and due from banks	$31,569	$36,932
Interest bearing deposits in other banks	51,000	—
Federal funds sold	—	10,455

Cash and cash equivalents	$82,569	$47,387
Investment securities, Available for sale, at fair value	593,064	374,503
Investment securities, Held to maturity (fair value of $34,431 and $38,150)	31,892	37,258
Restricted stocks, at cost	11,214	11,751
Loans held for sale	18,485	10,049
Loans, net of allowance for loan losses of $48,729 and $62,442	2,120,291	2,149,591
Bank premises and equipment, net	11,413	12,000
Accrued interest receivable	10,007	10,003
Other real estate owned, net of valuation allowance of $6,517 and $6,782	8,925	17,165
Bank owned life insurance	14,017	14,068
Other assets	36,641	57,873

Total assets	$2,938,518	$2,741,648

Liabilities and Stockholders’ Equity
Deposits
Demand deposits	$337,937	$264,744
Savings and interest-bearing demand deposits	1,173,568	1,201,288
Time deposits	780,653	781,169

Total deposits	$2,292,158	$2,247,201
Securities sold under agreement to repurchase	263,273	152,726
Other borrowed funds	25,000	25,000
Trust preferred capital notes	66,570	66,314
Accrued interest payable	2,418	2,751
Other liabilities	5,328	2,062

Total liabilities	$2,654,747	$2,496,054

Stockholders’ Equity
Preferred stock, net of discount, $1.00 par, 1,000,000 shares authorized, Series A; $1,000.00 stated value; 71,000 issued and outstanding in 2011 and 2010	$67,195	$65,445
Common stock, $1.00 par, 50,000,000 shares authorized, 30,263,672 issued and outstanding at December 31, 2011, including 49,998 in nonvested shares, and 28,962,935 shares issued and outstanding at December 31, 2010, including 18,085 in nonvested shares	30,214	28,954
Surplus	111,042	105,056
Warrants	8,520	8,520
Retained earnings	60,999	39,208
Accumulated other comprehensive income (loss), net	5,801	(1,589)

Total stockholders’ equity	$283,771	$245,594

Total liabilities and stockholders’ equity	$2,938,518	$2,741,648

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share data)

	Year Ended December 31,
	2011	2010	2009

Interest and dividend income:
Interest and fees on loans	$126,706	$133,599	$134,548
Interest and dividends on investment securities:
Taxable	12,163	12,641	14,050
Tax-exempt	2,370	2,043	1,591
Dividends on restricted stock	382	356	355
Interest on deposits in other banks	71	—	—
Interest on federal funds sold	152	187	89

Total interest and dividend income	$141,844	$148,826	$150,633

Interest expense:
Deposits	$26,038	$33,462	$49,598
Securities sold under agreement to repurchase	3,953	4,012	3,475
Other borrowed funds	1,078	1,077	1,077
Trust preferred capital notes	3,973	4,946	5,079

Total interest expense	$35,042	$43,497	$59,229

Net interest income	$106,802	$105,329	$91,404
Provision for loan losses	14,849	20,594	81,913

Net interest income after provision for loan losses	$91,953	$84,735	$9,491

Non-interest income:
Service charges and other fees	$3,303	$3,376	$3,606
Non-deposit investment services commissions	1,390	831	600
Fees and net gains on loans held for sale	2,922	3,437	2,912
Gain on sale of investment securities	503	139	—
Total other-than-temporary impairment losses	(3,176)	(4,525)	(5,136)
Portion of loss recognized in other comprehensive income	2,444	2,878	3,315

Net impairment losses	(732)	(1,647)	(1,821)
Bank owned life insurance	599	1,007	148
Other	160	477	155

Total non-interest income	$8,145	$7,621	$5,600

Non-interest expense:
Salaries and employee benefits	$27,087	$24,990	$23,040
Occupancy and equipment expense	9,426	9,951	10,253
FDIC insurance premiums	4,355	5,277	5,411
Loss on other real estate owned	1,084	3,924	9,952
Franchise tax expense	3,105	2,875	3,100
Data processing	2,664	2,450	2,436
Legal fees	1,883	2,075	1,216
Professional service fees	1,269	1,295	970
Provision for unfunded commitments	—	—	2,960
Other operating expense	8,842	8,273	7,482

Total non-interest expense	$59,715	$61,110	$66,820

Income (loss) before taxes	$40,383	$31,246	$(51,729)
Provision (benefit) for income taxes	13,293	9,706	(18,404)

Net income (loss)	$27,090	$21,540	$(33,325)
Effective dividend on preferred stock	5,300	5,003	4,539

Net income (loss) available to common stockholders	$21,790	$16,537	$(37,864)

Earnings (Loss) per common share, basic	$0.73	$0.60	$(1.42)
Earnings (Loss) per common share, diluted	$0.71	$0.57	$(1.42)

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Preferred Stock	Common Stock	Surplus	Warrants	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2008	$62,541	$26,575	$95,840	$8,520	$60,535	$(724)		$253,287

Comprehensive Loss:

Net loss 2009					(33,325)		$(33,325)	(33,325)
Other comprehensive loss:
reclassification adjustment for impairment loss on securities (net of tax of $637)						1,184	1,184	1,184
unrealized holding losses arising during the period (net of tax of $59)						(109)	(109)	(109)

Total comprehensive loss							$(32,250)

Stock options exercised	—	170	118	—	—	—		288
Stock option expense	—	—	630	—	—	—		630
Discount on preferred stock	1,452	—	—	—	(1,452)	—		—
Dividend on preferred stock	—	—	—	—	(3,087)	—		(3,087)

Balance, December 31, 2009	$63,993	$26,745	$96,588	$8,520	$22,671	$351		$218,868

Comprehensive Income:
Net income 2010					21,540		$21,540	21,540
Other comprehensive loss:
reclassification adjustment for impairment loss on securities (net of tax of $576)						1,071	1,071	1,071
unrealized holding losses arising during the period (net of tax of $1,617)						(3,011)	(3,011)	(3,011)

Total comprehensive income							$19,600

Capital common stock issued		1,905	7,370					9,275
Stock options exercised	—	304	398	—	—	—		702
Stock option expense	—	—	700	—	—	—		700
Discount on preferred stock	1,452	—	—	—	(1,452)	—		—
Dividend on preferred stock	—	—	—	—	(3,551)	—		(3,551)

Balance, December 31, 2010	$65,445	$28,954	$105,056	$8,520	$39,208	$(1,589)		$245,594

Comprehensive Income:
Net income 2011					27,090		27,090	27,090
Other comprehensive income:
reclassification adjustment for impairment loss on securities (net of tax of $256)						476	476	476
reclassification adjustment for gain on securities (net of tax of $176)						(327)	(327)	(327)
unrealized holding gains arising during the period (net of tax of $3,899)						7,241	7,241	7,241

Total comprehensive income							$34,480

Capital common stock issued	—	426	2075	—	—	—		2,501
Stock options/warrants exercised	—	834	3296	—	—	—		4,130
Stock option expense	—	—	615	—	—	—		615
Discount on preferred stock	1,750	—	—	—	(1,750)	—		—
Dividend on preferred stock	—	—	—	—	(3,549)	—		(3,549)

Balance, December 31, 2011	$67,195	$30,214	$111,042	$8,520	$60,999	$5,801		$283,771

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2011	2010	2009

Cash Flows from Operating Activities:
Net income (loss)	$27,090	$21,540	$(33,325)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,194	2,592	2,722
Provision for loan losses	14,849	20,594	81,913
Stock based compensation expense	615	700	630
Deferred income tax expense (benefit)	4,851	665	(15,539)
Amortization of trust preferred securities discount	256	257	257
Amortization of security premiums and accretion of discounts, net	3,032	503	482
Loans originated for sale	(155,170)	(188,581)	(188,677)
Sale of loans	149,299	188,032	189,476
Gain on sale of loans	(2,565)	(3,008)	(1,071)
Loss on the sale/valuation of OREO	1,084	3,924	9,952
Gain on sale of investment securities	(503)	(139)	—
Impairment loss on investment securities	732	1,647	1,821
Provision for unfunded commitments	—	—	2,960
Decrease (increase) in other assets	12,453	(1,202)	(52,908)
Increase (decrease) in other liabilities	3,266	(3,240)	(1,232)
(Increase) decrease in accrued interest receivable	(4)	534	57
(Decrease) in accrued interest payable	(333)	(1,263)	(4,146)

Net cash provided by (used in) operating activities	$61,146	$43,555	$(6,628)

Cash Flows from Investing Activities:
Proceeds from maturities and principal payments on investment securities held-to-maturity	$5,274	$11,565	$11,261
Proceeds from maturities and principal payments on investment securities available-for-sale	208,622	184,170	168,225
Purchases of investment securities held-to-maturity	—	—	(11,350)
Purchases of investment securities available-for-sale	(431,627)	(272,480)	(192,301)
Sales of investment securities available-for-sale	12,644	—	—
Sales of investment securities held-to-maturity	—	8,578	—
Net decrease (increase) in loans	10,103	33,872	(25,209)
Redemption of FHLB stock	537	—	—
Purchase of bank premises and equipment	(1,607)	(798)	(1,776)
Proceeds from sale of other real estate owned	11,504	13,417	6,318

Net cash used in investing activities	$(184,550)	$(21,676)	$(44,832)

Cash Flows from Financing Activities:
Net increase in demand, NOW, money market and savings accounts	$45,473	$241,276	$511,911

Net (decrease) in time deposits	(516)	(233,402)	(454,726)
Net increase (decrease) in securities sold under agreement to repurchase	110,547	(24,003)	(11,230)

Net proceeds from issuance of capital stock	2,501	9,275	—

Proceeds from exercise of stock options and warrants	4,130	702	288

Dividend paid on preferred stock	(3,549)	(3,551)	(3,087)

Net cash provided by financing activities	$158,586	$297	$43,156

Increase (decrease) in cash and cash equivalents	$35,182	$22,176	$(8,304)

Cash and Cash Equivalents:

Beginning	47,387	25,211	33,515

Ending	$82,569	$47,387	$25,211

Supplemental Disclosure of Cash Flow Information:

Cash payments for:

Interest	$35,375	$44,760	$63,375

Income taxes	$4,711	$(11,614)	$—

Supplemental Schedule of Noncash Investing Activities:

Unrealized gain (loss) on investment securities	$11,369	$(2,981)	$1,653

OREO transferred from loans	$12,726	$7,332	$33,461

Loans made on the disposition of OREO	$8,378	$1,325	$3,400

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note 1. Nature of Banking Activities and Significant Accounting Policies

Business

Virginia Commerce Bancorp, Inc. (the “Company”) is the holding company for Virginia Commerce Bank (the “Bank”). The Bank is a full-service community bank that provides loan and deposit products to commercial and retail customers in the Washington Metropolitan Area, with the primary emphasis on Northern Virginia. The loan portfolio is generally collateralized by assets of the customers and is expected to be re-paid from cash flows or proceeds from the sale of selected assets of the borrowers.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the Bank, VCBI Capital Trust II, VCBI Capital Trust III, VCBI Capital Trust IV, Northeast Land and Investment Company, Tombstone Land Company and Virginia Commerce Insurance Agency L.L.C. In consolidation, all significant intercompany accounts and transactions have been eliminated. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) 810 requires that the Company no longer eliminate through consolidation the equity investments in VCBI Capital Trust II, III and IV, by the parent company, Virginia Commerce Bancorp, Inc, which approximated $2.0 million at December 31, 2011. The subordinated debt of the trusts is reflected as a liability of the Company, and the common securities of the trusts as an other asset.

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

The determination of the allowance for loan losses and the valuation allowance on other real estate owned is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. A worsening or protracted economic decline, a delayed or weakening economic recovery, or a substantial increase in interest rates could increase the likelihood of losses due to credit and market risks and could create the need for substantial increases to the allowance for loan losses. The Company is subject to the regulations of various regulatory agencies, which can change significantly from year to year. In addition, the Company undergoes periodic examinations by regulatory agencies, which may subject it to further changes based on the regulators’ judgments about information available to them at the time of their examination.

Securities

Investments in debt securities with readily determinable fair values are classified as either held-to-maturity (HTM”) or available-for-sale (“AFS”) based on management’s intent. Equity investments in the FHLB, the Federal Reserve Bank of Richmond and Community Bankers Bank are separately classified as restricted securities and are carried at cost. AFS securities are carried at estimated fair value with the corresponding unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. Securities are classified as held-to-maturity based on management’s intent and the Company’s ability, at the time of purchase, to hold such securities to maturity. These securities are carried at amortized cost.

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market, determined in the aggregate. Market value considers commitment agreements with investors and prevailing market prices. Loans originated by the Company’s mortgage banking unit and held for sale to outside investors, are made on a pre-sold basis with servicing rights released. Gains and losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold.

Loans

The Company grants real estate, commercial and consumer loans to customers. Real estate loans can be to individuals, corporations or other entities and are broken down by class as 1-4 Family Residential Mortgages; Home Equity Loans and Lines of Credit; Multi-Family Residential Mortgages; Owner Occupied Non-Farm, Non-Residential Mortgages; Non-Owner Occupied Non-Farm Non-Residential Mortgages; Residential Construction Loans; Commercial Construction Loans and Farmland. Commercial loans can be to individuals, corporations and other entities for business purposes and can be lines of credit or term loans. Consumer loans are to individuals, for personal or household purposes and can be lines of credit or installment loans. A substantial portion of the loan portfolio is represented by real estate loans. The ability of the Company’s debtors to honor their contracts is dependent upon the general economic conditions and real estate climate of the Company’s market area.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The evaluation also considers the following risk characteristics of each loan portfolio:

•	Residential mortgage loans carry risks associated with the continued credit-worthiness of the borrower and changes in the value of the collateral.

•

Construction loans carry risks that the project will not be finished according to schedule, the project will not be finished according to budget and the value of the collateral may, at any point in time, be less than the principal amount of the loan. Construction loans also bear the risk that the general contractor, who may or may not be a loan customer, may be unable to finish the construction project as planned because of financial pressure unrelated to the project.

•

Commercial mortgage loans carry risks of increased vacancy in the event that tenants of office, retail, warehouse or similar commercial space fail to renew lease terms, and carry risks of diminished values in the event that market interest rate increase.

•

Commercial and industrial loans carry risks associated with the successful operation of a business or a real estate project, in addition to other risks associated with the ownership of real estate, because the repayment of these loans may be dependent upon the profitability and cash flows of the business or project. In addition, there is risk associated with the value of collateral other than real estate which may depreciate over time and cannot be appraised with as much precision.

•

Consumer loans carry risks associated with the continued credit-worthiness of the borrower and the value of the collateral (e.g., rapidly-depreciating assets such as automobiles), or lack thereof. Consumer loans are more likely than real estate loans to be immediately adversely affected by job loss, divorce, illness or personal bankruptcy.

•	Home equity lines of credit carry risks associated with the continued credit-worthiness of borrowers and changes in the value of the collateral

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

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (TDR). Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status. These modified terms, or concessions, may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. As of December 31, 2011, TDR’s were $52.3 million compared to $103.0 million as of December 31, 2010, a 49.3% decrease. As of December 31, 2011, three loans totaling $1.5 million were not performing in accordance with the modified terms.

If the loan was on non-accrual at the time of the concession, it is the Company’s policy that the restructured loan remain on non-accrual status and perform in accordance with the modified terms for a period of six months. If a troubled debt restructuring is on non-accrual status, it is reported as a non-accrual asset and not as a troubled debt restructuring. All loans reported as troubled debt restructurings accrue interest. Troubled debt restructurings continue to be individually tested for impairment for a period of one year from their modification date.

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

Other Real Estate Owned

Other real estate owned, or foreclosed real properties, that have been substantively repossessed or acquired in complete or partial satisfaction of debt, are held for resale, and carried at the lower of book value or fair value, including a reduction for estimated selling expenses, or principal balance of the related loan. An appraisal is ordered when the asset is foreclosed upon. The carrying value of a foreclosed asset is immediately adjusted down through a charge to earnings when new information is obtained, including a potentially acceptable offer, the sale of a similar property in the vicinity of one of the Company’s assets, and/or a change in the price the property is being listed for. When appropriate, the Company also utilizes the advice of outside consultants and real estate agents with knowledge of the markets the properties are located in to determine the carrying value of foreclosed assets.

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of operations.

Advertising Cost

The Company follows the policy of charging the production costs of advertising to expense as incurred. Total advertising expense was $975 thousand, $941 thousand and $503 thousand in 2011, 2010 and 2009, respectively.

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (or “U.S. GAAP”), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, fair value of financial instruments, impairment on securities and other real estate owned.

Rate Lock Commitments

The Company enters into commitments to originate mortgage loans whereby the interest rate on the loans is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. The period of time between issuance of a loan commitment and closing and the sale of the loan generally ranges from thirty to ninety days. The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Company commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. As a result, the Company is not exposed to losses nor will it realize significant gains related to its rate lock commitments due to changes in interest rates. The correlation between the rate lock commitments and the best efforts contracts is very high due to their similarity. Because of this high correlation, no significant gain or loss occurs on the rate lock commitments.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits in other banks, and Federal funds sold. Generally, Federal funds are sold and purchased for one-day periods.

Earnings Per Common Share

Basic earnings per common share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and warrants and are determined using the treasury method.

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

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into an entity’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures will be required for periods beginning on or after December 15, 2010. The Company has included the required disclosures in its consolidated financial statements.

The Securities Exchange Commission (“SEC”) issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting.” The rule requires companies to submit financial statements in extensible business reporting language (“XBRL”) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011. The Company has submitted financial statements in extensible business reporting language XBRL format with their SEC filings in accordance with the phased-in schedule.

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

In January 2011, the FASB issued ASU 2011-01, “Receivables (Topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings.” The amendments in this ASU temporarily delayed the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay was intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring was effective for interim and annual periods ending after June 15, 2011. The Company has adopted ASU 2011-01 and included the required disclosures in its consolidated financial statements.

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

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application. Early application is not permitted. The Company is currently assessing the impact that ASU 2011-04 will have on its consolidated financial statements.

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

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.” This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company is currently assessing the impact that ASU 2011-11 will have on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently assessing the impact that ASU 2011-12 will have on its consolidated financial statements.

Note  2. Securities

Amortized cost and fair value of the investment securities available-for-sale and held-to-maturity as of December 31, 2011 and 2010, are as follows (dollars in thousands):

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

Available-for-sale:

U.S. Government Agency obligations	$514,961	$9,455	$(429)	$523,987
Pooled trust preferred securities	5,526	56	(5,126)	456
Obligations of states and political subdivisions	63,652	4,997	(28)	68,621

Total securities available-for-sale	$584,139	$14,508	$(5,583)	$593,064

Held-to-maturity:

U.S. Government Agency obligations	$3,763	$253	$—	$4,016
Obligations of state and political subdivisions	28,129	2,286	—	30,415

Total securities held-to-maturity	$31,892	$2,538	$—	$34,431

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

Available-for-sale:

U.S. Government Agency obligations	$307,973	$5,527	$(2,890)	$310,610
Pooled trust preferred securities	5,919	—	(5,489)	430
Obligations of states and political subdivisions	63,051	1,077	(665)	63,463

Total securities available-for-sale	$376,943	$6,604	$(9,044)	$374,503

Held-to-maturity:

U.S. Government Agency obligations	$6,113	$309	$—	$6,422
Obligations of state and political subdivisions	31,145	827	(244)	31,728

Total securities held-to-maturity	$37,258	$1,136	$(244)	$38,150

The amortized cost and fair value of the securities, as of December 31, 2011, by contractual maturity, are shown below (dollars in thousands):

December 31, 2011	Amortized Cost	Fair Value

Available-for-sale:

Due within one year	$270	$276
Due after one year through five years	8,611	8,845
Due after five years through ten years	68,761	72,979
Due after ten years	506,497	510,964

Total securities available-for-sale	$584,139	$593,064

Held-to-maturity:

Due within one year	$1,830	$1,853
Due after one year through five years	8,016	8,943
Due after five years through ten years	2,953	3,083
Due after ten years	19,093	20,552

Total securities held-to-maturity	$31,892	$34,431

The carrying value of securities pledged as collateral for repurchase agreements, certain public deposits, and other purposes were $392.8 million and $258.2 million at December 31, 2011 and 2010, respectively.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. An impairment is considered to be other-than-temporary if the Company (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis.

Provided below is a summary of all securities which were in an unrealized loss position at December 31, 2011 and 2010, that were evaluated for other-than-temporary impairment, and deemed to not have an other-than-temporary impairment. Presently, the Company does not intend to sell any of these securities, does not expect to be required to sell these securities, and expects to recover the entire amortized cost of all the securities. For U.S. Government Agency obligations and obligations of states and political subdivisions, the unrealized losses result from market or interest rate risk, while the unrealized losses pertaining to the pooled trust preferred securities are due to performance and credit ratings, as well as interest rate risk.

	$00,000	$00,000	$00,000	$00,000	$00,000	$00,000
At December 31, 2011	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government Agency obligations	$74,594	$(429)	$—	$—	$74,594	$(429)
Pooled trust preferred securities	—	—	306	(5,126)	306	(5,126)
Obligations of states/political subdivisions	313	(10)	512	(18)	825	(28)

	$74,907	$(439)	$818	$(5,144)	$75,725	$(5,583)

	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000
At December 31, 2010	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government Agency obligations	$124,111	$(2,890)	$—	$—	$124,111	$(2,890)
Pooled trust preferred securities	—	—	430	(5,489)	430	(5,489)
Obligations of states/political subdivisions	22,579	(665)	—	—	22,579	(665)

	$146,690	$(3,555)	$430	$(5,489)	$147,120	$(9,044)

Held-to-maturity:
Obligations of states/political subdivisions	$4,608	$(244)	$—	$—	$4,608	$(244)

	$4,608	$(244)	$—	$—	$4,608	$(244)

As of December 31, 2011, the Company had three pooled trust preferred securities that were deemed to be OTTI based on a present value analysis of expected future cash flows. These securities had a fair value of $173 thousand and an other-than-temporary impairment loss of $3.2 million, of which $2.4 million was recognized in other comprehensive loss, and $732 thousand was recognized in earnings. The following table provides further information on these three securities as of December 31, 2011 (in thousands):

Security	Class	Current Moody’s Ratings (Lowest Assigned Rating)	Par Value	Book Value/ Fair Value	Unrealized Loss	Current Defaults and Deferrals	% of Current Defaults and Deferrals to Current Collateral	Excess Sub (1)	Estimated Incremental Defaults Required to Break Yield (2)	Cumulative Other Comprehensive Loss (3)	Amount of OTTI Related to Credit Loss (3)
PreTSL VI	Mez	D	$377	$150	$227	$30,000	73.60%	-60.30%	BROKEN	$(56)	$283
PreTSL X	B-1	C	956	10	946	233,595	50.00%	-80.20%	BROKEN	497	449
PreTSL XXVI	C-2	C	2,016	13	2,003	272,500	28.30%	-21.20%	BROKEN	2,003	—

Total			$3,349	$173	$3,176					$2,444	$732

As of December 31, 2011, the Company had one pooled trust preferred security that was deemed to be temporarily impaired based on a present value analysis of expected future cash flows. The security had a fair value of $283 thousand. The following table provides further information on this security as of December 31, 2011 (in thousands):

Security	Class	Current Moody’s Ratings (Lowest Assigned Rating)	Par Value	Book Value/ Fair Value	Unrealized Loss	Current Defaults and Deferrals	% of Current Defaults and Deferrals to Current Collateral	Excess Sub (1)	Estimated Incremental Defaults Required to Break Yield (2)	Cumulative Other Comprehensive Loss (3)	Amount of OTTI Related to Credit Loss (3)
PreTSL XXVII	B	Cc	$2,909	$283	$2,626	$91,800	28.10%	-2.95%	$52,000	$2,626	$—

(1)	Excess subordination is the difference between the remaining performing collateral and the amount of bonds outstanding that are pari passu and senior to the class the Company owns. Negative excess subordination indicates there is not enough performing collateral in the pool to cover the outstanding balance of all classes senior and pari passu to those the Company owns.
(2)	A break in yield for a given class means that defaults/deferrals have reached such a level that the class would not receive all of its contractual cash flows (principal and interest) by maturity (so that it is not just a temporary interest shortfall, but an actual loss in yield on the investment). This represents additional defaults beyond those assumed in our cash flow modeling.
(3)	Pre-tax.

The following table presents a roll-forward of the credit loss component amount of OTTI recognized in earnings:

(in thousands)	Year ended December 31, 2011
Balance, beginning of period	$3,468
Additions:
Initial credit impairments	—
Subsequent credit impairments	732

Balance, end of period	$4,200

Management has evaluated each of these securities for potential impairment under ASC 325 Investments-Other and the most recently issued guidance, and has reviewed each of the issues’ collateral participants’ most recent earnings, capital and loan loss reserve levels, and non-performing loan levels to estimate a future deferral and default rate in basis points for the remaining life of each security. For the quarter ending December 31, 2011, we used a consistent 75 basis points for all PreTSL securities, VI, X, XXVI and XXVII, for expected deferrals and defaults as a percentage of remaining performing collateral for future periods. Supplementing the standard 75 basis points we force defaulted certain issuers which were in deferral and, in our judgment based on a general final review, did not demonstrate the ability to cure their position. In performing a detailed present value cash flow analysis for each security, the deferral rate was treated the same. If this analysis results in a present value of expected cash flows that is less than the amortized cost basis or a security (that is, a credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is considered temporary. The Cash flow analysis we performed used discount rates equal to the credit spread at the time of purchase for each security and then added the current 3-month LIBOR forward interest rate curve. The analysis also assumed 15% recoveries on deferrals after two years and prepayments of 1% per year on each security. As of December 31, 2011, there were 3 out of 5 performing issuers in PreTSL VI, 33 out of 53 in PreTSL X, 48 out of 72 in PreTSL XXVI, and 33 out of 49 in PreTSL XXVII.

Our investment in FHLB stock totaled $5.5 million at December 31, 2011. FHLB stock is generally viewed as a long-term investment and as a restricted security, which is carried at cost, because there is no market for the stock, other than FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Although the FHLB temporarily suspended excess stock repurchases in 2009, the FHLB resumed its stock repurchase program in 2010, reported net income in all four quarters of 2010 and 2011, and as of November 3, 2011, declared dividends for the first three quarters of 2011. Accordingly, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2011, and no impairment has been recognized. FHLB stock is shown in restricted stocks on the consolidated balance sheets and is not part of the available for sale securities portfolio.

Note 3. Loans

Major classifications of loans, excluding loans held for sale, are summarized at December 31, 2011 and 2010 as follows (dollars in thousands):

	2011	2010
Commercial	$252,382	$218,600
Real estate-one-to-four family residential:
Permanent first and second	246,420	269,514
Home equity loans and lines	126,530	131,397

Total real estate-one-to-four family residential	372,950	400,911
Real estate-multi-family residential	76,506	77,316
Real estate-non-farm, non-residential:
Owner-occupied	460,773	464,368
Non-owner-occupied	672,137	674,448

Total real estate-non-farm, non-residential	1,132,910	1,138,816
Real estate-construction:
Residential	151,117	177,582
Commercial	175,300	187,028

Total real estate-construction	326,417	364,610
Consumer	8,592	12,557
Farmland	2,573	2,418

Total Loans	$2,172,330	$2,215,228

Less unearned income	3,310	3,195
Less allowance for loan losses	48,729	62,442

Loans, net	$2,120,291	$2,149,591

Classes of loans by risk rating as of December 31, 2011 and 2010, excluding loans held for sale, are summarized as follows (dollars in thousands):

Internal Risk Rating Grades	Pass	Watch	Special Mention	Substandard	Doubtful	Total Loans

Commercial	$172,457	$51,935	$1,506	$22,178	$4,306	$252,382
Real estate-one-to-four family residential:
Permanent first and second	195,786	16,726	7,004	26,904	—	246,420
Home equity loans and lines	111,800	4,937	1,441	6,105	2,247	126,530

Total real estate-one-to-four-family residential	307,586	21,663	8,445	33,009	2,247	372,950
Real estate-multi-family residential	71,756	4,274	—	476	—	76,506
Real estate-non-farm, non-residential:
Owner-occupied	357,480	62,766	21,777	18,750	—	460,773
Non-owner-occupied	481,584	111,779	31,361	47,413	—	672,137

Total real estate-non-farm, non-residential	839,064	174,545	53,138	66,163	—	1,132,910
Real estate-construction:
Residential	70,323	30,546	12,984	37,264	—	151,117
Commercial	63,520	59,217	27,395	25,168	—	175,300

Total real estate-construction	133,843	89,763	40,379	62,432	—	326,417
Consumer	8,169	233	119	71	—	8,592
Farmland	2,573	—	—	—	—	2,573

Total	$1,535,448	$342,413	$103,587	$184,329	$6,553	$2,172,330

Classes of loans by risk rating as of December 31, 2010, excluding loans held-for-sale, are summarized as follows (dollars in thousands):

Internal Risk Rating Grades	Pass	Watch	Special Mention	Substandard	Doubtful	Total Loans

Commercial	$135,287	$34,544	$16,332	$30,305	$2,132	$218,600
Real estate-one-to-four family residential:
Permanent first and second	214,844	12,832	14,294	25,944	1,600	269,514
Home equity loans and lines	113,600	6,685	1,736	9,118	258	131,397

Total real estate-one-to-four family residential	328,444	19,517	16,030	35,062	1,858	400,911
Real estate-multi-family residential	62,651	14,665	—	—	—	77,316
Real estate-non-farm, non-residential:
Owner-occupied	351,744	46,026	27,652	38,946	—	464,368
Non-owner-occupied	455,172	122,993	36,997	59,286	—	674,448

Total real estate-non-farm, non-residential	806,916	169,019	64,649	98,232	—	1,138,816
Real estate-construction:
Residential	55,646	34,123	34,649	53,164	—	177,582
Commercial	52,286	52,006	52,169	30,567	—	187,028

Total real estate-construction	107,932	86,129	86,818	83,731	—	364,610
Consumer	12,153	170	67	167	—	12,557
Farmland	2,418	—	—	—	—	2,418

Total	$1,455,801	$324,044	$183,896	$247,497	$3,990	$2,215,228

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

Special Mention. Loans in this category have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deteriorating prospects for the asset or in the institution’s credit position at some future date. Other assets especially mentioned (“OAEMs”) are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification.

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

As of December 31, 2011 and 2010, there were $166 thousand and $955 thousand, respectively, in checking account overdrafts that were reclassified on the consolidated balance sheets as loans.

Note 4. Allowance for Loan Losses

An analysis of the allowance for loan losses for the years ended December 31, 2011, 2010 and 2009 is shown below (dollars in thousands):

	Year ended December 31,
	2011	2010	2009
Allowance, at beginning of period	$62,442	$65,152	$36,475
Provision charged against income	14,849	20,594	81,913
Recoveries added to reserve	3,347	4,174	1,377
Losses charged to reserve	(31,909)	(27,478)	(54,613)

Allowance, at end of period	$48,729	$62,442	$65,152

	$00,000	$00,000	$00,000	$00,000	$00,000	$00,000	$00,000	$00,000	$00,000
Allowance for Loan Losses - By Segment (dollars in thousands)	Commercial	Non-Farm, Non-Res. Real Estate	Real Estate Construction	Consumer	Real Estate One-to-Four Family Residential	Real Estate Multi- Family Residential	Farmland	Unallocated	Total
2011
Allowance for credit losses:
Beginning Balance	$9,972	$16,453	$26,584	$373	$8,337	$619	$63	$41	$62,442
Charge-offs	(2,357)	(9,188)	(16,631)	(156)	(3,577)	—	—	—	(31,909)
Recoveries	672	431	2,005	38	201	—	—	—	3,347
Provision	2,091	4,858	3,203	(10)	4,763	(11)	(4)	(41)	14,849

Ending Balance	$10,378	$12,554	$15,161	$245	$9,724	$608	$59	$—	$48,729

Ending Balance:
Individually evaluated for impairment	$5,351	$2,991	$6,786	$52	$5,508	$—	$—	$—	$20,688
Collectively evaluated for impairment	5,027	9,563	8,375	193	4,216	608	59	—	28,041

Financing Receivables:
Ending Balance	$252,382	$1,132,910	$326,417	$8,592	$372,950	$76,506	$2,573	$—	$2,172,330

Ending Balance:
Individually evaluated for impairment	26,484	70,464	67,083	71	35,659	476	—	—	200,237
Collectively evaluated for impairment	225,898	1,062,446	259,334	8,521	337,291	76,030	2,573	—	1,972,093

	$00,000	$00,000	$00,000	$00,000	$00,000	$00,000	$00,000	$00,000	$00,000
Allowance for Loan Losses - By Segment (dollars in thousands)	Commercial	Non-Farm, Non-Res. Real Estate	Real Estate Construction	Consumer	Real Estate One-to-Four Family Residential	Real Estate Multi- Family Residential	Farmland	Unallocated	Total
2010
Allowance for credit losses:

Ending Balance	$9,972	$16,453	$26,584	$373	$8,337	$619	$63	$41	$62,442

Ending Balance:
Individually evaluated for impairment	$4,009	$9,689	$14,999	$60	$3,423	$—	$—	$—	$32,180
Collectively evaluated for impairment	5,963	6,764	11,585	313	4,914	619	63	41	30,262

Financing Receivables:
Ending Balance	$218,600	$1,138,816	$364,610	$12,557	$400,911	$77,316	$2,418	$—	$2,215,228

Ending Balance:
Individually evaluated for impairment	33,660	105,756	90,444	167	37,628	—	—	—	267,655
Collectively evaluated for impairment	184,940	1,033,060	274,166	12,390	363,283	77,316	2,418	—	1,947,573

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

Included in certain loan categories in the impaired loans are troubled debt restructurings (“TDRs”) that were classified as impaired. A TDR loan is a loan that has been restructured with a modification that could include interest rate modification, deferral of interest or principal or an extension of term. At December 31, 2011, the Company had $19.8 million in real estate construction, $4.0 million in real estate one-to-four family residential, $21.4 million in non-farm non-residential and $7.1 million in commercial that were modified in troubled debt restructurings and considered impaired. Included in this amount of $52.3 million, the Bank had troubled debt restructurings that were performing in accordance with their modified terms of $50.8 million at December 31, 2011.

Information about past due loans and impaired loans as of December 31, 2011 and 2010, is as follows (dollars in thousands):

Non Accrual and Past Due by class December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Greater than 90 Days Past Due and Still Accruing	Non- Accrual Loans
Commercial	$176	$1,222	$3,384	$4,782	$247,600	$252,382	$—	$5,005
Real estate-one-to-four family residential:
Permanent first and second	582	2,966	3,306	6,854	239,566	246,420	71	3,912
Home equity loans and liens	335	240	2,605	3,180	123,350	126,530	250	3,142

Total real estate-one-to-four family residential	917	3,206	5,911	10,034	362,916	372,950	321	7,054
Real estate-multi-family residential	—	—	476	476	76,030	76,506	—	476
Real estate-non-farm, non-residential:
Owner-occupied	24	984	909	1,917	458,856	460,773	—	1,999
Non-owner-occupied	262	5,801	—	6,063	666,074	672,137	—	—

Total real estate-non-farm, non-residential	286	6,785	909	7,980	1,124,930	1,132,910	—	1,999
Real estate-construction
Residential	600	161	10,384	11,145	139,972	151,117	—	18,479
Commercial	—	—	5,505	5,505	169,795	175,300	—	5,505

Total real estate-construction	600	161	15,889	16,650	309,767	326,417	—	23,984
Consumer	105	—	11	116	8,476	8,592	11	18
Farmland	—	—	—	—	2,573	2,573	—	—

Total Loans	$2,084	$11,374	$26,580	$40,038	$2,132,292	$2,172,330	$332	$38,536

Non Accrual and Past Due by class December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Greater than 90 Days Past Due and Still Accruing	Non- Accrual Loans
Commercial	$2,642	$157	$3,542	$6,341	$212,259	$218,600	$—	$3,719
Real estate-one-to-four family residential:
Permanent first and second	734	4,028	4,631	9,393	260,121	269,514		5,285
Home equity loans and liens	2,225	679	1,472	4,376	127,021	131,397	242	1,529
Total real estate-one-to-four family residential	2,959	4,707	6,103	13,769	387,142	400,911	242	6,814
Real estate-multi-family residential	—	—	—	—	77,316	77,316	—	—
Real estate-non-farm, non-residential:
Owner-occupied	1,909		8,942	10,851	453,517	464,368		8,942
Non-owner-occupied	—	—	4,114	4,114	670,334	674,448	—	4,114
Total real estate-non-farm, non-residential	1,909	—	13,056	14,965	1,123,851	1,138,816	—	13,056
Real estate-construction:
Residential	—	—	27,189	27,189	150,393	177,582	—	27,189
Commercial	—	—	6,361	6,361	180,667	187,028	—	6,361
Total real estate-construction	—	—	33,550	33,550	331,060	364,610	—	33,550
Consumer	347	—	19	366	12,191	12,557	—	19
Farmland	—	—	—	—	2,418	2,418	—	—

Total Loans	$7,857	$4,864	$56,270	$68,991	$2,146,237	$2,215,228	$242	$57,158

Impaired Loans as of December 31, 2011 (dollars in thousands)	Recorded Investment (Bank Balance)	Unpaid Principal Balance (Customer Balance)	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$11,020	$11,039	—	$17,536	$789
Real estate-one-to-four family residential:
Permanent first and second	325	330	—	4,503	202
Home equity loans and lines	4,802	4,944	—	11,273	507
Real estate-multi-family residential	476	485	—	238	11
Real estate-non-farm, non-residential:
Owner-occupied	15,853	15,949	—	25,992	1,169
Non-owner-occupied	25,232	25,232	—	29,601	1,331
Real estate-construction:
Residential	16,494	16,496	—	15,268	687
Commercial	22,140	22,140	—	21,580	970
Consumer	—	—	—	11	—

With an allowance recorded:
Commercial	$15,464	$15,478	$5,351	$12,533	$564
Real estate-one-to-four family residential:
Permanent first and second	7,836	7,881	2,087	6,667	300
Home equity loans and lines	22,696	22,701	3,421	16,602	747
Real estate-multi-family residential	—	—	—	—	—
Real estate-non-farm, non-residential:
Owner-occupied	3,543	3,543	582	5,444	245
Non-owner-occupied	25,836	25,835	2,409	29,147	1,311
Real estate-construction
Residential	20,770	20,795	6,035	30,297	1,362
Commercial	7,679	7,694	751	18,850	848
Consumer	71	74	52	110	5

Total :
Commercial	$26,484	$26,517	$5,351	$30,069	$1,352
Real estate-one-to-four family residential	35,659	35,856	5,508	39,045	1,756
Real estate-multi-family residential	476	485	—	238	11
Real estate-non-farm, non-residential	70,464	70,559	2,991	90,184	4,055
Construction	67,083	67,125	6,786	85,995	3,867
Consumer	71	74	52	121	5
Total Impaired Loans	$200,237	$200,616	$20,688	$245,650	$11,046

Impaired Loans as of December 31, 2010 (dollars in thousands)	Recorded Investment (Bank Balance)	Unpaid Principal Balance (Customer Balance)	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$24,054	$30,794	$—	$14,916	$645
Real estate-one-to-four family residential:
Permanent first and second	17,743	20,462	—	13,852	599
Home equity loans and lines	3,878	3,878	—	2,846	123
Real estate-multi-family residential	—	—	—	799	35
Real estate-non-farm, non-residential:
Owner-occupied	36,130	36,738	—	26,259	1,135
Non-owner-occupied	29,823	30,734	—	23,124	999
Real estate-construction:
Residential	14,042	19,947	—	20,069	867
Commercial	21,020	21,070	—	14,300	618
Consumer	21	21	—	30	1

With an allowance recorded:
Commercial	$9,602	$9,614	$4,009	$15,180	$656
Real estate-one-to-four family residential:
Permanent first and second	10,508	10,925	2,236	12,024	520
Home equity loans and lines	5,498	5,634	1,187	4,367	189
Real estate-multi-family residential
Real estate-non-farm, non-residential:
Owner-occupied	7,345	8,211	2,197	9,409	407
Non-owner-occupied	32,459	32,831	7,492	31,090	1,344
Real estate-construction:
Residential	39,824	47,602	10,071	48,009	2,079
Commercial	15,559	17,959	4,928	17,398	752
Consumer	149	151	60	257	11

Total :
Commercial	$33,660	$40,408	$4,009	$30,096	$1,301
Real estate-one-to-four family residential	37,628	40,899	3,423	33,088	1,430
Real estate-multi-family residential	—	—	—	799	35
Real estate-non-farm, non-residential	105,756	108,081	9,689	89,880	3,884
Construction	90,444	107,011	14,999	99,865	4,316
Consumer	167	248	60	287	12
Total Impaired Loans	$267,655	$296,647	$32,180	$254,014	$10,977

In performing a specific reserve analysis on all impaired loans as of December 31, 2011, current third party appraisals were used with respect to approximately 50% of impaired loans to assist with the evaluation of collateral values for the purpose of establishing specific reserves. Other loans predominantly representing smaller individual balances were evaluated based upon current tax assessed values or estimated liquidation value of business assets. When a loan is identified as impaired and collateral dependent, a current evaluation of collateral value via third party appraisal or other valuation methodology is conducted within the calendar quarter of identification when possible but, not less than 90 days after identification. Charge-offs and specific reserves are established upon determination of collateral value. During the interim between identification of an impaired loan and receipt of a current appraisal of the related collateral, specific reserves are established based upon interim methodologies including discounted cash flow analysis, tax assessment values and review of market comparables. In general, variances between charge-offs and fair value of collateral is limited to estimates of projected costs of sale. Costs of sale are estimated at 10% of value. Partially charged-off loans remain non-performing until such time as a viable restructuring plan is developed. Upon execution of a forbearance agreement including modified terms, an impaired loan will be re-classified from non-performing to a troubled debt restructuring, but will continue to be identified as impaired until the loan performs under the modified terms for the remainder of the calendar year in which it was restructured, but not less than 90 days. As noted above, in the majority of cases representing the largest individual loan balances, external appraisals are used to establish fair value of the related collateral. In the interim prior to receipt of a current appraisal or in those situations where a current appraisal is not deemed practical or necessary, discounted cash flow analysis, tax assessment values, review of market comparables and other methodologies are used to establish fair value. Impaired loans which do not have a specific reserve are those loans which have been identified to have sufficient collateral coverage, based upon the fair value of collateral, to repay the entire principal balance due from collateral liquidation.

Information about new troubled debt restructurings during the years ended December 31, 2011 and 2010 is as follows (dollars in thousands):

Troubled Debt Restructurings (TDRs) –

New TDRs by Loan Type

	For the year ended December 31,
	2011			2010
Loan Type:	# of Loans	Pre-Modification Balance	Post -Modification Balance	# of Loans	Pre-Modification Balance	Post -Modification Balance
Commercial	2	$753	$753	5	$6,671	$6,671
Real estate-one-to-four family residential:
Permanent first and seconds	5	934	934	3	875	875
Home equity loans and lines	—	—	—	0	—	—

Total real estate-one-to-four family residential	5	$934	$934	3	$875	$875
Real estate-multi-family residential	—	$—	$—	—	$—	$—
Real estate-non-farm, non-residential:
Owner-occupied	1	648	648	5	8,208	8,208
Non-owner-occupied	1	1,481	1,481	7	29,243	29,243

Total real estate-non-farm, non-residential	2	$2,129	$2,129	12	$37,451	$37,451
Real estate-construction:
Residential-owner-occupied	—	—	—	—	—	—
Residential-builder	—	—	—	4	3,201	3,201
Commercial	1	1,355	1,355	5	21,091	21,091

Total real estate-construction	1	$1,355	$1,355	9	$24,292	$24,292
Farmland	—	$—	$—	—	$—	$—
Consumer	—	$—	$—	5	$61	$61

Total Loans	10	$5,171	$5,171	34	$69,350	$69,350

Troubled Debt Restructurings (TDRs) –

New TDRs by Type of Restructure

	For the year ended December 31,
	2011		2010
Type of Restructure:	# of Loans	Balance	# of Loans	Balance
Interest-only conversion	1	$647	—	$—
Rate reduction	5	2,450	15	32,973
Extended amortization	—	—	2	2,951
Deferment of principal or interest payable	1	256	—	—
Combination *	3	1,818	16	33,117
Other	—	—	1	309

Total Loans	10	$5,171	34	$69,350

*	Represents a combination of any of the above restructure types.

Information about troubled debt restructurings within the prior twelve months that defaulted during the years ended December 31, 2011 and 2010, is as follows (dollars in thousands):

Troubled Debt Restructurings (TDRs) –

TDRs Restructured Within Prior 12 Months That Defaulted in Selected Periods

	Defaults occurring in 2011			Defaults occurring 2010
Loan Type:	# of Loans	Balance at Restructure	Current Balance	# of Loans	Balance at Restructure	Current Balance
Commercial	—	$—	$—	—	$—	$—
Real estate-one-to-four family residential:
Permanent first and seconds	—	—	—	—	—	—
Home equity loans and lines	—	—	—	—	—	—

Total real estate-one-to-four family residential	—	$—	$—	—	$—	$—
Real estate-multi-family residential	—	—	—	—	—	—
Real estate-non-farm, non-residential:
Owner-occupied	1	$647	$647	—	—	—
Non-owner-occupied	—	—	—	—	—	—

Total real estate-non-farm, non-residential	1	$647	$647	—	$—	$—
Real estate-construction:
Residential-owner-occupied	—	—	—	—	—	—
Residential-builder	—	—	—	—	—	—
Commercial	—	—	—	—	—	—

Total real estate-construction	—	$—	$—	—	$—	$—
Farmland	—	—	—	—	—	—
Consumer	—	—	—	3	56	30

Total Loans	1	$647	$647	3	$56	$30

Note 5. Bank Premises and Equipment, Net

Premises and equipment are stated at cost less accumulated depreciation at December 31, 2011 and 2010, as follows (dollars in thousands):

	2011	2010
Land	$1,839	$1,839
Buildings	2,810	2,597
Furniture, fixtures and equipment	17,902	16,703
Leasehold improvements	10,581	10,387

Total cost	$33,132	$31,526
Less accumulated depreciation and amortization	21,719	19,526

Net premises and equipment	$11,413	$12,000

Depreciation and amortization expense on premises and equipment amounted to $2.2 million, $2.6 million and $2.7 million in 2011, 2010 and 2009, respectively.

Note 6. Time Deposits

The aggregate amount of time deposits with a minimum denomination of $100 thousand each was approximately $320.5 million and $300.2 million at December 31, 2011 and 2010, respectively. The Bank may obtain certain deposits through the efforts of third-party brokers, although at December 31, 2011 and 2010 the Bank did not maintain any brokered deposits, exclusive of reciprocal deposits amounting to $95.9 million and $106.2 million, respectively. Reciprocal brokered time deposits are deposits that have been placed into a deposit placement service which allows us to place our customers’ funds in FDIC-insured time deposits at other banks and at the same time, receive an equal sum of funds from customers of other banks within the deposit placement service. Scheduled maturities of all time deposits at December 31, 2011, are as follows (dollars in thousands):

2012	$408,491
2013	146,683
2014	71,101
2015	67,970
2016	86,404
2017	4

$780,653

Note 7. Securities Sold Under Agreements To Repurchase and Federal Funds Purchased

Securities sold under agreements to repurchase, which are classified as secured borrowings, represent both funds of significant commercial demand deposit customers, which mature one day from the transaction date, and secured transactions with other banks. As of December 31, 2011, the Company had $188.3 million in funds from customers and $75.0 million in funds from other banks. Of this $75.0 million, $25.0 million matures on March 22, 2014, and $50.0 million matures on May 2, 2018. Both of these transactions are callable by the other bank on any quarterly interest payment date. At December 31, 2010, customers’ funds were $77.7 million and the same $75.0 million in funds from other banks were outstanding. Securities sold under agreements to repurchase are reflected at the amount of cash received and are collateralized by securities in the Company’s investment securities portfolio. As of December 31, 2011 and 2010, there were no Federal funds purchased.

Note 8. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to 2008.

Net deferred tax assets consist of the following components at December 31, 2011 and 2010 (dollars in thousands):

	2011	2010
Deferred tax assets:
Allowance for loan losses	$17,055	$21,855
OREO fair value adjustment	1,511	2,021
OREO taxable gain	289	832
Bank premises and equipment	1,414	1,231
Impairment on securities	1,470	1,214
Securities available-for-sale	—	856
Accrued rents	427	395
Deferred compensation	192	169
Non-accrual loans	757	507
OREO expense	931	692
Non-qualified incentive stock options	126	107

	$24,172	$29,879

Deferred tax liabilities:
Securities available-for-sale	$3,124	$—
Federal Home Loan Bank stock	2	2

	$3,126	$2

Net deferred tax assets	$21,046	$29,877

The provision (benefit) for income tax and its components for the years ending December 31, 2011, 2010, and 2009 are as follows (dollars in thousands):

	2011	2010	2009
Current tax expense (benefit)	$8,442	$9,041	$(2,865)
Deferred tax expense (benefit)	4,851	665	(15,539)

	$13,293	$9,706	$(18,404)

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income from continuing operations for the years ended December 31, 2011, 2010, and 2009 due to the following (dollars in thousands):

	2011	2010	2009
Computed “expected” tax expense (benefit) at 35%	$14,134	$10,936	$(18,105)
Increase (decrease) in income taxes resulting from:
Nondeductible expense	423	227	543
Nontaxable income	(1,264)	(1,457)	(842)

	$13,293	$9,706	$(18,404)

Note 9. Earnings (Loss) Per Common Share

The following shows the weighted average number of shares used in computing earnings (loss) per share and the effect on the weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common stockholders.

	2011		2010		2009
	Shares	Per Common Share Amount	Shares	Per Common Share Amount	Shares	Per Common Share Amount
Basic earnings (loss) per common share	29,720,985	$0.73	27,603,741	$0.60	26,692,570	$(1.42)
Effect of dilutive securities:
Stock options and warrants	1,176,826		1,272,252		—

Diluted earnings (loss) per common share	30,897,811	$0.71	28,875,993	$0.57	26,692,570	$(1.42)

Stock options for 1,162,964, 1,008,707 and 1,307,291 shares of common stock were not included in computing diluted earnings per share in 2011, 2010 and 2009, respectively, because their effects were anti-dilutive. Warrants for 1,500,000, 3,404,766 and 4,196,202 shares of common stock were not included in computing earnings per share in 2011, 2010 and 2009, respectively, because their effects were also anti-dilutive.

Note 10. Commitments and Contingencies

The Company leases office space for thirty of its branch locations, its operations, mortgage lending, and construction lending departments. These non-cancellable agreements, which expire through December 2033, in some instances require payment of certain operating charges. Generally, all leases contain renewal options of one to three additional five-year terms. The total minimum lease commitment, adjusted for the effect of annual fixed increases or the Consumer Price Index, at December 31, 2011, is $28.2 million, due as follows (dollars in thousands):

Due in the year ending December 31,	2012	$4,281
	2013	4,241
	2014	3,869
	2015	3,058
	2016	2,326
	Thereafter	10,413

The total lease expense was $4.8 million, $4.8 million and $5.0 million in 2011, 2010 and 2009, respectively. In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities that are not presented in the accompanying financial statements. The Company does not anticipate any material losses as a result of the commitments and contingent liabilities.

Note 11. Loans to Officers and Directors

Officers, directors and/or their related business interests are loan customers in the ordinary course of business. In management’s opinion, these loans are made on substantially the same terms as those prevailing at the time for comparable loans with other persons and, as of December 31, 2011, do not involve more than normal risk of collectability or present other unfavorable features. The aggregate amount outstanding on such loans at December 31, 2011 and 2010, was $21.0 million and $34.0 million, respectively. During 2011, new loans and advances amounted to $205 thousand and repayments of $13.2 million were made.

Note 12. Share-based Compensation Plans

The Company’s current plan, approved by stockholders and effective May 2, 2010 (the “2010 Plan”), provides for the grant of share-based awards in the form of stock options, stock appreciation rights, restricted and unrestricted stock, performance units and other awards to directors and employees. The Company has reserved 1.5 million shares of common stock for issuance under the 2010 Plan, which will remain in effect until May 2, 2020. The Company’s Personnel and Compensation Committee administers the 2010 Plan and has the authority to determine the terms and conditions of each award thereunder. To date, options granted under the 2010 Plan vest over five years and expire ten years from the grant date. Restricted stock granted under the 2010 Plan to date vests over five years, subject to certain limitations. As of December 31, 2011, there were 198,327 stock options outstanding and 49,998 shares of restricted stock granted under the 2010 Plan.

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

Included in salaries and employee benefits expense for the year ended December 31, 2011, is $615 thousand of share-based compensation expense which is based on the estimated fair value of 49,998 shares of restricted stock granted in 2011 and 2010 and 1,012,639 options granted between January 2006 and December 2011, amortized on a straight-line basis over a five year requisite service period. As of December 31, 2011, there was $954 thousand remaining of total unrecognized compensation expense related to these option and restricted stock awards which will be recognized over the remaining requisite service period. There was $700 thousand and $630 thousand in share-based compensation expense in 2010 and 2009, respectively.

Restricted stock awards generally vest in equal installments over five years. The compensation expense associated with these awards is based on the grant date fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service period.

A summary of the nonvested restricted stock activity under the 2010 Plan during the year ended December 31, 2011 is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at the beginning of year	18,085	$5.81
Granted	31,913	6.00
Vested	—	—
Forfeited	—	—

Non-vested at end of the year	49,998	$5.93

We recognized share-based compensation expense associated with shares of restricted stock of $57 thousand for the year ended December 31, 2011.

The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model and using the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s stock and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company used a 7.2 year expected term based on analysis of past exercise behaviors for 2011, 2010 and 2009.

	2011	2010	2009
Expected volatility	32.21%	30.59%	30.59%
Expected dividends	0.00%	0.00%	0.00%
Expected term (in years)	7.2	7.2	7.2
Risk-free rate	2.25% to 2.81%	2.04% to 3.50%	2.14% to 3.34%

A summary of option activity under the 2010 Plan and 1998 Plan during the year ended December 31, 2011 is presented below:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2010	1,685,178	$8.69
Granted	192,327	6.05
Exercised	(156,653)	1.76
Forfeited	(24,735)	14.59

Outstanding at December 31, 2011	1,696,117	$8.95	4.2 years	$—

Exercisable at December 31, 2011	1,270,880	$9.58	2.9 years	$—

The weighted-average grant date fair value of options granted during the years 2011, 2010 and 2009 was $2.40, $2.49 and $1.53, respectively. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009, was $657 thousand, $733 thousand, and $568 thousand, respectively.

A further summary about the options outstanding and exercisable at December 31, 2011, is provided in the following table:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Remaining Contractual Life	Weighted Average Exercise Price
$ 1.00 to $ 4.99	533,153	2.27 years	$3.80	450,108	1.37 years	$3.74
$ 5.00 to $ 10.00	324,533	7.49 years	6.72	83,686	3.35 years	8.83
$ 10.01 to $ 15.00	576,157	3.83 years	11.53	498,219	3.47 years	11.65
$ 15.01 to $ 21.59	262,274	4.52 years	16.51	238,867	4.47 years	16.56

$ 1.00 to $ 21.59	1,696,117	4.15 years	$8.95	1,270,880	2.91 years	$9.58

In January 2012, a total of 78,250 options were granted to fifty-nine officers of the Company at an exercise price of $8.62 share and 6,317 grants of restricted stock were made to four officers of the Company at a grant price of $8.62 per share. Additionally, in February 2012, 65,831 grants of restricted stock were made to five executive officers and eight outside directors. Both the options and restricted stock have a five year vesting period.

In September 2003, the Company adopted an Employee Stock Purchase Plan. Under the plan a total of 387,400 shares of common stock, as adjusted for stock dividends and splits, were reserved for issuance to eligible employees at a price equal to at least 85% of the fair market value of the shares of common stock on the date of grant. Grants each year expire at the end of that fiscal year if not exercised by the employee. On January 28, 2011, rights to purchase 239,391 shares of common stock were granted at a price of $5.14, which is equal to 85% of the fair market value of the shares at the time of the total grant, 25,332 of the shares were purchased. On January 28, 2010, rights to purchase 254,292 shares of common stock were granted at a price of $4.77, which is equal to 85% of the fair market value of the shares at the time of the total grant, 34,401 of the shares were purchased. On January 28, 2009, rights to purchase 339,881 shares of common stock were granted at a price of $3.45, which was equal to 85% of the fair market value of the shares at that time. None of the shares were purchased. On January 25, 2012, rights to purchase 175,611 shares of common stock were granted at a price of $7.11.

Note 13. Director Compensation

In 2011, the outside Directors were awarded a total of 12,380 shares of restricted stock under the 2010 Plan. No options were granted in 2010. In 2009, the outside Directors were awarded a total of 18,000 options under the 1998 Plan. In February 2012, 12,104 grants of restricted stock were made to eight outside directors. All director options are included in the tables under Note 12.

Note 14. Other Borrowed Funds and Lines of Credit

The Bank maintains a $441.0 million line of credit with the Federal Home Loan Bank of Atlanta. The interest rate and term of each advance from the line is dependent upon the advance and commitment type. Advances on the line are secured by all of the Bank’s qualifying first liens and home equity lines-of-credit on one-to-four unit single-family dwellings. As of December 31, 2011, the book value of these qualifying loans totaled approximately $230.7 million and the amount of available credit using this collateral was $130.2 million. Advances on the line of credit in excess of this amount require pledging of additional assets, including other types of loans and investment securities. As of December 31, 2011 and 2010, the Bank had $25.0 million in advances outstanding that mature on September 21, 2012, but are callable by the Federal Home Loan Bank on any quarterly interest payment date. The Bank has additional short-term lines of credit totaling $47.0 million with nonaffiliated banks at December 31, 2011, on which there were no amounts outstanding.

Note 15. Trust Preferred Capital Notes

On December 19, 2002, the Company completed a private placement issuance of $15.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust II) which issued $470 thousand in common equity to the Company. These securities bear a floating rate of interest, adjusted semi-annually, of 330 basis points over six month Libor, which as of March 13, 2012 was 4.11%. These securities have been callable at par since December 30, 2007, on any semi-annual interest payment date, but have not been redeemed to date. On December 20, 2005, the Company completed a private placement of $25.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust III) which issued $774 thousand in common equity to the Company. These securities bear a fixed rate of interest of 6.19% until February 23, 2011, at which time they convert to a floating rate, adjusted quarterly, of 142 basis points over three month Libor, which as of March 13, 2011 was 1.92%. These securities are callable at par beginning February 23, 2011.

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

A summary of the contract or notional amount of the Company’s exposure to off-balance-sheet risk as of December 31, 2011 and 2010, is as follows:

(Dollars in thousands)	2011	2010
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$19,820	$41,036
Standby letters of credit and financial guarantees written	$41,104	$28,756
Unfunded lines of credit	$478,241	$395,264

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include cash, marketable securities, accounts receivable, inventory, property and equipment, residential real estate, and income-producing commercial properties. In 2009, the Company reserved $3.0 million for an unfunded loan commitment in connection with an expected loss on a letter of credit. The reserve was recognized in non-interest expense for the year ended December 31, 2009.

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

The Company originates mortgage loans for sale to secondary market investors subject to contractually specified and limited recourse provisions. In 2011, the Company originated $155.2 million and sold $149.3 million to investors, compared to $188.6 million originated and $188.0 million sold in 2010. Most contracts with investors contain certain recourse language that may vary from 90 days up to one year. In general, the Company may be required to repurchase a previously sold mortgage loan or indemnify the investor if there is major non-compliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. Repurchase may also be required if necessary governmental loan guarantees are canceled or never issued, or if an investor is forced to buy back a loan after it has been re-sold as part of a loan pool. In addition, the Company may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term. The potential default period is approximately twelve months after sale of the loan to the investor. Mortgages subject to recourse are collateralized by single-family residential properties, have loan-to-value ratios of 80% or less, or have private mortgage insurance or are insured or guaranteed by an agency of the United States government.

At December 31, 2011, the Bank had rate lock commitments to originate and sell mortgage loans amounting to $23.6 million. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligation.

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

At December 31, 2011 and 2010, there were $1.54 billion and $1.58 billion, or 70.7% and 71.4%, respectively of total loans concentrated in commercial real estate. Commercial real estate for purposes of this note includes all construction loans, loans secured by multifamily (5+ family) residential properties and loans secured by non-farm, non-residential properties. At December 31, 2011 and 2010, construction loans represented 15.0% and 16.5% of total loans, loans secured by multifamily (5+ family) residential properties represented 3.5%, and loans secured by non-farm, non-residential properties represented 52.2% and 51.4%, respectively. Construction loans at December 31, 2011 and 2010 included $136.7 million and $160.8 million in loans to commercial builders of single family housing in the Northern Virginia market, representing 6.3% and 7.3% of total loans, respectively.

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

Regulations limit the payments of dividends by the Bank to the Company to the sum of the Bank’s net income (as reportable in its Reports of Condition and Income) during the current calendar year and the retained net income of the prior two calendar years, unless the dividend has been approved by the Federal Reserve Bank. The payment of dividends is further limited to an amount which would not reduce the capital ratios of the Bank from well capitalized. In addition, State and Federal agencies have the authority to prohibit a bank from paying a dividend if such payment is deemed to be an unsafe or unsound practice regardless of the amount of the dividend.

As members of the Federal Reserve System, the Company is required to maintain certain average reserve balances. For the final weekly reporting period in the years ended December 31, 2011 and 2010, the aggregate amounts of daily average required balances were approximately $4.7 million and $4.3 million, respectively.

Note 19. Employee Benefits

The Company has a 401(k) defined contribution plan covering substantially all full-time employees and provides that an employee becomes eligible to participate at the date he or she has reached the age of 21 and has completed three months of service, whichever occurs last. Under the plan, a participant may contribute up to 15% of his or her covered compensation for the year, subject to certain limitations. The Company may also make, but is not required to make, a discretionary contribution for each participant out of its current or accumulated net profits. The amount of contribution, if any, is determined on an annual basis by the Board of Directors. Contributions made by the Company totaled $411 and $331 thousand for the years ended December 31, 2011 and 2010, respectively. The Company made no contributions in 2009.

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a recurring basis in the financial statements:

Investment securities available for sale: Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2).

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a recurring basis in the financial statements for December 31, 2011 and 2010, respectively (dollars in thousands):

		Carrying value at December 31, 2011
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available-for-sale
U.S. Government Agency obligations	$523,987	$—	$523,987	$—
Pooled trust preferred securities	$456	$—	$456	$—
Obligations of states and political subdivisions	$68,621	$—	$68,621	$—

		Carrying value at December 31, 2010
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available-for-sale
U.S. Government Agency obligations	$310,610	$—	$310,610	$—
Pooled trust preferred securities	$430	$—	$430	$—
Obligations of states and political subdivisions	$63,463	$—	$63,463	$—

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

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the year ended December 31, 2011 and 2010. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Operations.

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

Other Real Estate Owned: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lesser at fair value or fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by Management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation are included in net expenses from foreclosed assets.

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis for December 31, 2011 and 2010, respectively (dollars in thousands):

	$00,000	$00,000	$00,000	$00,000
		Carrying value at December 31, 2011
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$83,208	$750	$74,079	$8,379
Other real estate owned	$8,925	$—	$4,257	$4,668

	$00,000	$00,000	$00,000	$00,000
		Carrying value at December 31, 2010
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$88,764	$—	$77,061	$11,703
Other real estate owned	$17,165	$—	$17,127	$38

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

Loans Held for Sale

Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale.

Bank Owned Life Insurance

Bank owned life insurance represents insurance policies on officers, directors and past employees of the Bank. The cash values of the policies are estimates using information provided by insurance carriers. These policies are carried at their cash surrender value, which approximates the fair value.

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

At December 31, 2011 and 2010, the fair value of loan commitments and stand-by letters of credit were deemed immaterial, and therefore, are not included in the table below.

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2011 and 2010 are as follows:

	$000,000	$000,000	$000,000	$000,000
	2011		2010
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and short-term investments	$82,569	$82,569	$47,387	$47,387
Investment securities	624,956	628,390	411,761	412,653
Restricted stock	11,214	11,214	11,751	11,751
Loans held for sale	18,485	18,485	10,049	10,049
Loan receivables	2,120,291	2,123,328	2,149,591	2,224,687
Bank owned life insurance	14,017	14,017	14,068	14,068
Accrued interest receivable	10,007	10,007	10,003	10,003

	$000,000	$000,000	$000,000	$000,000
	2011		2010
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial liabilities:
Deposits	$2,292,158	$2,311,842	$2,247,201	$1,964,111
Securities sold under agreements to repurchase	263,273	281,145	152,726	173,105
Other borrowed funds	25,000	25,733	25,000	25,533
Trust preferred capital notes	66,570	103,680	66,314	81,461
Accrued interest payable	2,418	2,418	2,751	2,751

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total capital, Tier 1 capital and Tier 1 Leverage capital. Total capital and Tier 1 capital ratios are in reference to risk-weighted assets (as defined), and the Tier 1 Leverage capital ratio is in reference to average assets. Management believes, as of December 31, 2011 and 2010, that the Company and Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2011 and 2010, the Bank was categorized as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since December 31, 2011, that management believes changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table.

	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000
(Dollars in thousands)	Actual Capital		Minimum Capital Requirement*		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2011:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital:
Company	$372,186	15.81%	$189,856	8.00%	N/A	N/A
Bank	363,911	15.47%	189,680	8.00%	$237,100	10.00%
Tier 1 Capital:
Company	$342,521	14.55%	$94,928	4.00%	N/A	N/A
Bank	334,273	14.21%	94,840	4.00%	$142,260	6.00%
Tier 1 Leverage Capital:
Company	$342,521	11.61%	$118,011	4.00%	N/A	N/A
Bank	334,273	11.40%	117,684	4.00%	$147,105	5.00%

	$000,000	$000,000	$000,000	$000,000		$000,000	$000,000
As of December 31, 2010:	Amount	Ratio	Amount	Ratio	Amount		Ratio
Total Capital:
Company	$340,966	14.45%	$188,725	8.00%	$	N/A	N/A
Bank	332,739	14.12%	188,548	8.00%		235,685	10.00%
Tier 1 Capital:
Company	$311,478	13.20%	$94,362	4.00%	$	N/A	N/A
Bank	303,278	12.87%	94,274	4.00%		141,411	6.00%
Tier 1 Leverage Capital
Company	$311,478	11.07%	$112,527	4.00%	$	N/A	N/A
Bank	303,278	10.76%	112,754	4.00%		140,942	5.00%

*	The minimum capital requirement for the Company is a guideline.

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

The preferred stock pays dividends quarterly, beginning February 2009, at a rate of 5% per year for the first five years, then increases to 9% thereafter. The Company may redeem the preferred stock at any time, subject to consultation with the Federal Reserve, at the liquidation amount of $1,000 per share plus any accrued and unpaid dividends. Approval from the Treasury was required to pay common stock dividends or to repurchase shares of the Company’s common stock prior to December 12, 2011, unless the preferred stock had been fully redeemed.

The warrant has a ten year term and is immediately exercisable. Pursuant to the terms of the Agreement, the Treasury will not exercise voting rights with respect to any shares of common stock it acquires upon exercise of the warrant; voting rights may be exercised by any other holder.

Note 23. Condensed Financial Statements of Parent Company

Balance Sheets (in thousands)	December 31, 2011	December 31, 2010
Assets:
Cash and due from banks	$8,120	$7,516
Investment in subsidiaries	342,093	303,708
Other assets	204	871

Total Assets	$350,417	$312,095

Liabilities and Stockholders’ Equity:
Trust preferred capital notes	$66,570	$66,314
Other liabilities	76	187

Total Liabilities	$66,646	$66,501

Stockholders’ Equity	283,771	$245,594

Total Liabilities and Stockholders’ Equity	$350,417	$312,095

Statements Of Operations (in thousands)	Year Ended December 31,
	2011	2010	2009
Income:
Dividends from subsidiary	$—	$3,300	$7,600

Total Income	$—	$3,300	$7, 600

Expenses:
Interest on trust preferred capital notes	$3,973	$4,946	$5,079
Other operating expense	1,524	1,835	1,293

Total Expenses	$5,497	$6,781	$6,372

Income (loss) before income tax (benefit) and equity in undistributed earnings (loss) of subsidiary	$(5,497)	$(3,481)	$1,228
Income tax (benefit)	(1,592)	(2,144)	(1,939)

	$(3,905)	$(1,337)	$3,167
Equity in undistributed earnings (loss) of subsidiary	30,995	22,877	(36,492)

Net income (loss)	$27,090	$21,540	$(33,325)

Statements Of Cash Flows (in thousands)	Year Ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$27,090	$21,540	$(33,325)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Equity in undistributed (earnings) loss of subsidiary	(30,995)	(22,877)	36,492
Stock option expense	615	700	630
Decrease (increase) in other assets	667	1,301	(1,446)
Increase in other liabilities	145	257	60

Net cash provided by (used in) operating activities	$(2,478)	$921	$2,411

Cash Flows from Financing Activities:
Dividends paid	$(3,549)	$(3,551)	$(3,087)
Net proceeds from issuance of capital stock	2,501	9,275	—
Proceeds from exercise of stock options and warrants	4,130	702	288

Net cash provided by (used in) financing activities	$3,082	$6,426	$(2,799)

Change in cash and cash equivalents	$604	$7,347	$(388)
Beginning	7,516	169	557

Ending	$8,120	$7,516	$169

Note 24. Quarterly Financial Information (Unaudited)

Selected financial information for the quarterly periods of 2011 and 2010 is presented below (dollars in thousands except per share data):

	2011 Quarters
	First	Second	Third	Fourth
Interest income	$35,517	$35,638	$35,403	$35,286
Interest expense	9,334	8,850	8,674	8,184

Net interest income	$26,183	$26,788	$26,729	$27,102
Provision for loan losses	5,843	1,434	3,933	3,639

Net interest income after provision for loan losses	$20,340	$25,354	$22,796	$23,463
Non-interest income	1,476	2,256	1,940	2,473
Non-interest expense	14,450	14,520	14,893	15,852

Income before taxes	$7,366	$13,090	$9,843	$10,084
Income tax expense	2,400	4,254	3,277	3,362

Net income	$4,966	$8,836	$6,566	$6,722

Dividend on preferred stock	$1,315	$1,348	$1,349	$1,288

Net income available to common stockholders	$3,651	$7,488	$5,217	$5,434

Net income per common share:
Basic	$0.13	$0.25	$0.18	$0.18
Diluted	$0.12	$0.24	$0.17	$0.17

	2010 Quarters
	First	Second	Third	Fourth
Interest income	$36,727	$37,161	$37,832	$37,106
Interest expense	11,911	10,940	10,651	9,995

Net interest income	$24,816	$26,221	$27,181	$27,111
Provision for loan losses	4,238	4,200	5,100	7,056

Net interest income after provision for loan losses	20,578	22,021	22,081	20,055
Non-interest income (charges)	(311)	28	2,392	1,588
Non-interest expense	13,789	13,728	14,598	15,071

Income before taxes	$6,478	$8,321	$9,875	$6,572
Income tax expense	2,009	2,750	2,917	2,030

Net income	$4,469	$5,571	$6,958	$4,542

Dividend on preferred stock	1,250	1,251	1,250	1,251

Net income available to common stockholders	$3,219	$4,320	$5,708	$3,291

Net income per common share:
Basic	$0.12	$0.16	$0.21	$0.11
Diluted	$0.11	$0.15	$0.20	$0.11

Note 25. Capital Issuance

On March 31, 2011, the Company issued 426,000 shares of its common stock at a price of $5.87 per share in a registered direct placement with a Company director for total gross proceeds of approximately $2.5 million. In addition, the Company issued to the investor, warrants exercisable for shares of common stock, which, if fully exercised, would provide an additional $4.8 million in gross proceeds to the Company. The warrants each have an exercise price of $5.62 per share. The Series A warrants, exercisable for a total of 426,000 shares of common stock, were exercisable for a period of seven-months following the closing date. The Series B warrants, also exercisable for a total of 426,000 shares of common stock, are exercisable for a period of twelve months following the closing date. The 426,000 Series A warrants were exercised in full before they expired. As of December 31, 2011, no series B warrants had been exercised. In March 2012, the remaining 426,000 Series B warrants were exercised.

On September 29, 2010, the Company issued 1,904,766 shares of its common stock at a price of $5.25 per share in a registered direct placement with several institutional investors for total gross proceeds of $10.0 million. In addition, the Company issued to the investors warrants exercisable for shares of common stock. The warrants each have an exercise price of $6.00 per share, which represents a 14.3% premium to the offering price of the shares of common stock sold in the registered direct placement. The Series A warrants were exercisable through April 30, 2011, and 130,851 were exercised as of that date. The 952,383 Series B warrants originally were to expire on September 29, 2011, but on September 27, 2011, the expiration date of 904,764 of the Series B Warrants was extended to January 27, 2012, with 47,619 warrants having been exercised prior to the warrant extension. Following the extension, in the fourth quarter of 2011, an additional 47,619 Series B warrants were exercised. As of December 31, 2011, 857,145 of the Series B warrants remained outstanding. During January 2012, the remaining 857,145 Series B warrants were exercised.

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

The Bank also offers a wide variety of residential mortgage loans through its mortgage lending unit. Prior to mid-2007, substantially all of the Bank’s mortgage loans were originated on a pre-sold basis, servicing released, to numerous secondary market purchasers. Since mid-2007, and due to changes and disruptions in the secondary market for mortgage loans, the Company has been holding a greater portion of mortgage loans in portfolio. See “Lending Activities – Mortgage Lending” below. Offered types include conventional single family first trusts, FHA and VA mortgages for both purchase and refinance purposes. Recent changes in the local real estate market and interest rates have adversely impacted the level of loans originated for sale.

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

On December 31, 2011, the Company had 313 full-time equivalent employees, including seven executive officers. None of the Company’s employees presently is represented by a union or covered under a collective bargaining agreement. Management of the Company believes that its employee relations are satisfactory. The Company does not have any employees that are not also employees of the Bank.

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

From time to time, new legislation or regulations are adopted which increase the cost of doing business, limit or expand permissible activities, or otherwise affect the competitive balance between banks and other financial institutions. For a summary of the regulations that apply to the Company’s and the Bank’s operations, including a summary of recent regulatory changes, please see “Regulation, Supervision, and Governmental Policy” beginning on page 89.

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

The Bank’s goal is to build and maintain a commercial loan portfolio consisting of term loans, lines of credit, commercial real estate and construction loans provided primarily to locally-based borrowers. Additionally, installment loans and personal lines of credit, as well as residential mortgages, are made available to consumer customers. Commercial loans are generally considered to have a higher degree of risk of default or loss than other types of loans, such as residential real estate loans, because repayment may be affected by general economic conditions, interest rates, the quality of management of the business, and other factors which may cause a borrower to be unable to repay its obligations. General economic conditions can directly or indirectly affect the quality of a small and mid-sized business loan portfolio. The Bank manages the loan portfolio to avoid high concentrations of similar industry loan types and/or property types in relation to total qualifying capital. The Bank aims for commercial construction loans to make up 50-75% of total qualifying capital, residential builder construction loans 50-75%, non-farm non-residential real estate loans 250-350%, and residential mortgages and home equity loans 100-200%, commercial loans 125-200% and consumer installment and personal loans 25-50%. There can however, be no assurance that the Bank will be able to achieve or maintain this distribution of loans. At December 31, 2011, the loan portfolio’s actual composition compared to total qualifying capital consisted of approximately 48% commercial construction loans, 42% residential builder construction loans, 311% non-farm non-residential real estate loans, 124% residential mortgages and home equity loans, 69% commercial loans and 2% consumer installment and personal loans.

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

At December 31, 2011, the Banks statutory lending limit to any single borrower was $54.6 million subject to certain exceptions provided under applicable law. As of December 31, 2011, the Bank was in compliance with its statutory legal lending limit.

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

Commercial construction loans, residential construction loans to builders and land acquisition and development loans are made to builders with established track records of quality construction. Land loans are discouraged unless underwritten in conjunction with a related construction loan or out-sale contract. Typical advance rates are not greater than 65% of the lesser of cost or appraisal for raw land, 75% of the value of finished lots for land acquisition, and 80% of land cost and 100% of construction costs for construction loans. In all cases, a minimum 10% cash equity contribution of total project costs is required which may be supplemented by subordinate seller financing. Financing terms generally do not exceed 24 months. Construction loans are subject to progress inspections and controlled advances. Speculative construction loans are maintained to a minimum with a majority of loans requiring pre-sale contracts or specified lease-up thresholds prior to construction commencement. Personal guarantees by principals of borrowing entities is a standard requirement and loans are typically priced to float at a factor at or above the prime lending rate or LIBOR.

Commercial real estate loans generally relate to borrower occupied properties with a principal reliance on the borrowing businesses’ ability to repay or investor transactions focused on tenant quality, occupancy and expense controls, as well as prudent guidelines for assessing real estate values. Risks inherent in managing a commercial real estate portfolio relate to either sudden or gradual drops in property values as a result of a general or local economic downturn. A decline in real estate values can cause loan to value margins to increase and diminish the Bank’s equity cushion on both an individual and portfolio basis. The Bank attempts to mitigate commercial real estate lending risks by carefully underwriting each loan of this type to address the perceived risks in the individual transaction. Generally, the Bank requires a loan-to-value ratio of 80% of the lesser of cost or appraisal for owner occupied transactions and 75% for investor transactions. A borrower’s ability to repay is carefully analyzed and policy calls for a minimum ongoing cash flow to debt service requirement of 1.15 to 1 (or higher on an amortizing basis depending upon property type), although most loans exceed this minimum. An approved list of commercial real estate appraisers selected on the basis of a reputation for quality and accuracy has been established. Each appraisal is scrutinized by a bank officer or consultant independent of the loan officer in an effort to insure compliance with established appraisal guidelines and conformity with current comparable market values. The Bank generally requires personal guarantees on all loans to closely-held entities as a matter of policy and non-recourse loans are discouraged except in situations of extraordinary equity and debt service coverage. Borrowers are required to provide, at a minimum, annual corporate, partnership and personal financial statements to comply with Bank policy. Interest rate risk to the Bank is mitigated by using either floating interest rates or by fixing rates for an intermediate period of time, generally five years or less. While loan amortizations may be approved for up to 360 months, loans generally amortize over 300 months or less and have a call provision (maturity date) of 10 years or less.

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

Commercial lines of credit are used to finance a business borrower’s short-term or seasonal credit needs and advances are often based on a percentage of eligible receivables and, in certain limited circumstances inventory. In addition to the risks inherent in term loan facilities, line of credit borrowers typically require additional monitoring to protect the lender against diminishing collateral values. Commercial lines of credit are generally revolving in nature and payable on demand. The Bank generally requires at least an annual rest period (for seasonal borrowers) and regular financial information (monthly or quarterly financial statements, monthly accounts receivable agings, borrowing base certificates, etc.) for borrowers with rapid growth and perpetual working capital financing needs. Advances against collateral are generally margined, limiting advances on eligible receivables to 75-80% of current accounts for commercial receivables and 85-90% for municipal or United States government receivables. Lines of credit and term loans to the same borrowers are generally cross-defaulted and cross-collateralized. Industry and collateral concentration disciplines are the same as those used in managing the commercial term loan portfolio. Interest rate charges on this group of loans generally float at a factor at or above the prime lending rate or LIBOR. Generally, personal guarantees are also required on these loans.

Consumer Loans. Loans are considered for any worthwhile personal purpose on a case-by-case basis, such as financing of tuition, household expenditures, home and automobile financing. Consumer credit facilities are underwritten to focus on the borrower’s credit record, length and stability of employment, income to service debt and quality of collateral. Residential real estate loans held in portfolio are limited to advances of 90% of loan to appraised value without private mortgage insurance. Maximum debt service to income ratio established by loan policy is 45% and maximum unsecured revolving debt will not exceed 10% of net worth. Installment loan terms range out to 72 months and are priced at fixed interest rates. Home equity loans amortize over 5-15 years and are fixed rate while home equity lines are revolving with 10-year maturities and have floating rates tied to the prime rate.

Mortgage Lending. The Company originates residential mortgage loans, on a pre-sold basis, for sale to secondary market purchasers, on a servicing released basis. This produces benefits primarily in the form of gains on the sale of the loans at a premium. Activity in the residential mortgage loan market is highly sensitive to changes in interest rates. The loans are sold on a limited recourse basis. Most contracts with investors contain recourse periods that may vary from 90 days up to one year except in the case of borrower fraud or material misstatement of fact which may extend the recourse period longer. In general, the Company may be required to repurchase a previously sold mortgage loan or indemnify the investor if there is major non-compliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. Repurchase may also be required if necessary governmental loan guarantees are canceled or never issued, or if an investor is forced to buy back a loan after it has been re-sold as part of a loan pool. In addition, the Company may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term. The potential default period is approximately twelve months after sale of the loan to the investor. Mortgages subject to recourse are collateralized by single-family residential properties, have loan-to-value ratios of 80% or less, or have private mortgage insurance or are insured or guaranteed by an agency of the United States government.

In addition, the Company originates residential mortgage loans to hold in portfolio for investment. These residential mortgage loans have characteristics that are similar to residential mortgage loans that are originated and sold on a limited recourse basis. On a limited basis, the Company holds some first trust residential mortgages in portfolio which have loan-to-value ratios of 80% or less or are subject to private mortgage insurance. Maximum debt service to income ratio is 45%. Adjustable rate mortgage products amortize over a 30 year period; fixed rate products amortize over 15-30 years.

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

Regulation, Supervision, and Governmental Policy

The Company. The Company is a bank holding company registered under Bank Holding Company Act of 1956, as amended, (the “BHCA”) and is subject to supervision by the Federal Reserve Board. As a bank holding company, the Company is required to file with the Federal Reserve Board an annual report and such other additional information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board may also make examinations of the Company and each of its subsidiaries. The Federal Reserve Board has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve Board has reasonable grounds to believe that continuation of such activity or ownership constitutes a serious risk to the financial soundness, safety or stability of the bank subsidiary of the bank holding company.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) amended provisions of the BHCA and (corresponding provisions of the Federal Deposit Insurance Act) to require that a bank holding company be well capitalized and well managed before the Federal Reserve will approve an interstate bank acquisition or merger.

The Federal Reserve has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of an institution’s capital. These guidelines are substantially similar to those which are applicable to the Bank, discussed below.

Securities and Exchange Commission. The Company must file annual, quarterly and other periodic reports with the Securities and Exchange Commission (the “SEC”). The Company is directly affected by the corporate responsibility and accounting reform legislation signed into law on July 30, 2002, known as the Sarbanes-Oxley Act of 2002 (the “SOX Act”), and the related rules and regulations. The SOX Act includes provisions that, among other things: (1) require that periodic reports containing financial statements that are filed with the SEC be accompanied by chief executive officer and chief financial officer certifications as to their accuracy and compliance with the law; (2) prohibit public companies, with certain limited exceptions, from making personal loans to their directors or executive officers; (3) require chief executive officers and chief financial officers to forfeit bonuses and profits if company financial statements are restated due to misconduct; (4) require audit committees to pre-approve all audit and non-audit services provided by an issuer’s outside auditors, except for de minimis non-audit services; (5) protect employees of public companies who assist in investigations relating to violations of the federal securities laws from job discrimination; (6) require companies to disclose in plain English on a “rapid and current basis” material changes in their financial condition or operations, as well as certain other specified information; (7) require a public company’s Section 16 insiders to make Form 4 filings with the SEC within two business days following the day on which purchases or sales of the company’s equity securities were made; and (8) increased penalties for existing crimes and created new criminal offenses.

Economic Emergency Stabilization Act of 2008 (“EESA”) and the American Recovery & Reinvestment Act of 2009 (“ARRA”) - In October 2008, the EESA was signed into law, which provided immediate authority and facilities that the Treasury could use to restore liquidity and stability to the financial system. Specifically, Section 101 of EESA established the Troubled Asset Relief Program (“TARP”) to purchase, and to make and fund commitments to purchase, troubled assets from any financial institution, on such terms and conditions as are determined by the Secretary of the Treasury, and in accordance with EESA and the policies and procedures developed and published by the Secretary of the Treasury. Section 111 of EESA provides that entities that receive financial assistance from Treasury under TARP will be subject to specified executive compensation and corporate governance standards to be established by the Secretary of the Treasury. The statutory language in EESA includes three limitations on executive compensation for TARP recipients involved in a direct purchase. As described in more detail above, on December 18, 2008, through the CPP portion of TARP the Company issued and sold to the Treasury 71,000 shares of fixed rate cumulative perpetual preferred stock with a par value of $1.00 and a liquidation amount of $1,000 per share, for a total price of $71.0 million. In addition, the Treasury received a warrant to purchase 2,696,203 shares of the Company’s common stock at an exercise price of $3.95 per share.

On February 17, 2009, the President signed the ARRA into law. ARRA contains a number of restrictions on executive and highly-paid employee compensation for those institutions that have received, or will receive, government assistance under TARP that are considerably more restrictive and far-reaching than the limited restrictions included in EESA.

On June 10, 2009, the Treasury released regulations in an Interim Final Rule (“IFR”) that sets standards for complying with the executive compensation and corporate governance provisions for TARP recipients contained in EESA, as amended by ARRA. The standards for compensation and corporate governance established in the IFR: (1) prohibit the payment or accrual of bonus, retention award and incentive compensation (with the exception of limited amounts of restricted stock) for specified individuals, depending upon the level of government assistance received by the institution; (2) prohibit making any golden parachute payments to a senior executive officer (“SEO”) or any of the next five most highly compensated employees (“MHCE”); (3) prohibit tax gross-ups to SEOs and any of the next 20 MHCEs; (4) provide for the recovery of any bonus, incentive compensation, or retention award paid to a SEO or the next 20 MHCEs based on materially inaccurate statements of earnings, revenues, gains, or other criteria (“clawback”); (5) require the establishment of a compensation committee of independent directors to meet semi-annually to review employee compensation plans and the risks posed by these plans to the institution; (6) limit compensation to exclude incentives for SEOs to take unnecessary and excessive risk that threaten the value of the institution and eliminate features of employee compensation plans that pose unnecessary risks to the institution; (7) prohibit employee compensation plans that would encourage manipulation of earnings to enhance an employee’s compensation; (8) require the adoption of an excessive or luxury expenditures policy; (9) require compliance with federal securities laws and regulations regarding non-binding resolution on SEO compensation to shareholders; (10) require disclosure of perquisites offered to SEOs and certain highly compensated employees; and (11) require disclosures related to compensation consultant engagements.

The corporate governance and executive compensation standards and restrictions of the EESA and the ARRA, as supplemented by the IFR and other interpretive guidance provided by Treasury, will apply to the Company as long as Treasury holds shares of the Company’s Series A Preferred Stock.

The Bank. The Bank, as a Virginia chartered commercial bank which is a member of the Federal Reserve System (a “state member bank”) and whose accounts are insured by the Deposit Insurance Fund (“DIF”) of the FDIC up to the maximum legal limits of the FDIC, is subject to regulation, supervision and regular examination by the Virginia State Corporation Commission Bureau of Financial Institutions, the Federal Reserve Board and the FDIC. The regulations of these various agencies govern most aspects of the Bank’s business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices. The laws and regulations governing the Bank generally have been promulgated to protect depositors and the DIF, and not for the purpose of protecting stockholders.

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

State member banks are expected to meet a minimum ratio of total qualifying capital (the sum of core capital (Tier 1) and supplementary capital (Tier 2)) to risk weighted assets of 8%. At least half of this amount (4%) should be in the form of core capital. Tier 1 capital generally consists of the sum of common stockholders’ equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 capital), less goodwill, without adjustment for changes in the market value of securities classified as “available-for-sale” in accordance with ASC 320 – Investments – Debt and Equity Securities. For the Company, the cumulative perpetual stock issued to the Treasury Department pursuant to the Capital Purchase Program established under the EESA is eligible for treatment as Tier 1 capital without limitation. Tier 2 Capital consists of the following: hybrid capital instruments; perpetual preferred stock which is not otherwise eligible to be included as Tier 1 Capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. As long as the Company has total consolidated assets of less than $15 billion, the Company may include in Tier 1 Capital and Total Capital the Company’s trust preferred securities that were issued before May 19, 2010.

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

In addition to the risk-based capital requirements, the Federal Reserve Board has established a minimum 3.0% Leverage Capital Ratio (Tier 1 capital to total adjusted assets) requirement for the most highly-rated banks, with an additional cushion of at least 100 to 200 basis points for all other banks, which effectively increases the minimum Leverage Capital Ratio for such other banks to 4.0% – 5.0% or more. The highest-rated banks are those that are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, those which are considered a strong banking organization. A bank having less than the minimum Leverage Capital Ratio requirement shall, within 60 days of the date as of which it fails to comply with such requirement, submit a reasonable plan describing the means and timing by which the bank shall achieve its minimum Leverage Capital Ratio requirement. A bank which fails to file such plan is deemed to be operating in an unsafe and unsound manner, and could subject a bank to a cease-and-desist order. Any insured depository institution with a Leverage Capital Ratio that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the Federal Deposit Insurance Act (the “FDIA”) and is subject to potential termination of deposit insurance. However, such an institution will not be subject to an enforcement proceeding solely on account of its capital ratios, if it has entered into and is in compliance with a written agreement to increase its Leverage Capital Ratio and to take such other action as may be necessary for the institution to be operated in a safe and sound manner. The capital regulations also provide, among other things, for the issuance of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital or to restore its capital to the minimum capital requirement within a specified time period. Such directive is enforceable in the same manner as a final cease-and-desist order. At December 31, 2011, the Bank’s Tier 1 risk based capital ratio was 14.10%, its Total risk based capital ratio was 15.35% and its Leverage Capital ratio was 11.36%. At December 31, 2011, the Company’s Tier 1 Capital was 14.43%, its Total Capital was 15.68% and its Leverage Capital ratio was 11.61%.

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

The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in mid-2012. In addition to Basel III, the Dodd-Frank Act requires or permits the federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to the Company may be substantially different from the Basel III final framework as published in December 2010. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income and return on equity.

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

An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate federal banking agency within 45 days of the date the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the applicable agency. An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. Such guaranty shall be limited to the lesser of (i) an amount equal to 5.0% of the institution’s total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary at such time to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized. Such a guaranty shall expire after the federal banking agency notifies the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. An institution which fails to submit a written capital restoration plan within the requisite period, including any required performance guaranty, or fails in any material respect to implement a capital restoration plan, shall be subject to the restrictions in Section 38 of the FDIA which are applicable to significantly undercapitalized institutions. At December 31, 2011, the Company and Bank were each considered to be a “well capitalized” institution for purposes of Section 38 of the FDIA.

A “critically undercapitalized institution” is to be placed in conservatorship or receivership within 90 days unless the FDIC formally determines that forbearance from such action would better protect the DIF. Unless the FDIC or other appropriate federal banking regulatory agency makes specific further findings and certifies that the institution is viable and is not expected to fail, an institution that remains critically undercapitalized on average during the fourth calendar quarter after the date it becomes critically undercapitalized must be placed in receivership. The general rule is that the FDIC will be appointed as receiver within 90 days after a bank becomes critically undercapitalized unless extremely good cause is shown and an extension is agreed to by the federal regulators. In general, good cause is defined as capital which has been raised and is imminently available for infusion into the bank except for certain technical requirements which may delay the infusion for a period of time beyond the 90 day time period.

Immediately upon becoming undercapitalized, an institution shall become subject to the provisions of Section 38 of the FDIA, which (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures. These discretionary supervisory actions include: requiring the institution to raise additional capital; restricting transactions with affiliates; requiring divestiture of the institution or the sale of the institution to a willing purchaser; and any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

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

As a result of the volatility and instability in the financial system during 2008 and of the subsequent economic conditions through 2009, 2010 and 2011, the Congress, the bank regulatory authorities and other government agencies have called for proposed or adopted additional regulation and restrictions on the activities, practices and operations of banks and their holding companies. In addition to proposals that relate to institutions, such as the Company, that have accepted investments from, or sold troubled assets to, the Department of the Treasury or other government instrumentalities, or otherwise participate in government programs intended to promote financial stabilization, the Congress and the federal banking agencies have broad authority to require all banks and holding companies to adhere to more rigorous or costly operating procedures, corporate governance procedures, or to engage in activities or practices which they would not otherwise elect. As summarized below, the Dodd-Frank Act represents a sweeping overhaul of the financial services industry within the United States, mandates significant changes in the financial regulatory landscape that will likely impose additional regulatory requirements on the Company and the Bank. Any such additional requirement could adversely affect the Company’s and Bank’s business and results of operations.

The Dodd-Frank Act. On July 21, 2010, financial regulatory reform legislation entitled the Dodd-Frank Act was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that will affect all bank holding companies and banks, including the Company and the Bank. Such provisions affecting the business of the Company and the Bank include the following:

•

Insurance of Deposit Accounts. The Dodd-Frank Act changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminated the ceiling on the size of the DIF and increased the floor applicable to the size of the DIF. The Dodd-Frank Act also made permanent the $250,000 limit for federal deposit insurance and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000 and provided unlimited federal deposit insurance until December 31, 2012 for non-interest bearing demand transaction accounts at all insured depository institutions.

•

Payment of Interest on Demand Deposits. The Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•

Creation of the Consumer Financial Protection Bureau. The Dodd-Frank Act centralized significant aspects of consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (the “CFPB”), responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets and, to a lesser extent, smaller institutions. As a smaller institution, most consumer protection aspects of the Dodd-Frank Act will continue to be applied to the Company by the Federal Reserve and to the Bank by the Federal Deposit Insurance Corporation and the Virginia State Corporation Commission Bureau of Financial Institutions.

•

Debit Card Interchange Fees. The Dodd-Frank Act amended the Electronic Fund Transfer Act (“EFTA”) to, among other things, require that debit card interchange fees must be reasonable and proportional to the actual cost incurred by the issuer with respect to the transaction. In June 2011, the Federal Reserve Board adopted regulations setting the maximum permissible interchange fee as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction if the issuer implements additional fraud-prevention standards. Although issuers that have assets of less than $10 billion are exempt from the Federal Reserve Board’s regulations that set maximum interchange fees, these regulations are expected to significantly affect the interchange fees that financial institutions with less than $10 billion in assets are able to collect.

In addition, the Dodd-Frank Act implements other far-reaching changes to the financial regulatory landscape, including provisions that:

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

Many aspects of the Dodd-Frank Act remain subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company and the Bank or their customers or the financial industry more generally. Provisions that eliminate Tier 1 capital treatment for future-issued trust preferred securities will significantly limit the Company’s ability to raise capital in the future through the issuance of trust preferred securities.

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

Insurance of Accounts, Assessments and Regulation by the FDIC. The Bank’s deposits are insured up to applicable limits by the DIF of the FDIC. In July 2010, the Dodd-Frank Act permanently raised the basic limit on federal deposit insurance coverage to $250,000 per depositor, but did not change FDIC deposit insurance coverage for retirement accounts, which remains $250,000 per depositor. In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited deposit insurance coverage for noninterest-bearing transaction accounts. For purposes of this extension, the definition of noninterest-bearing transaction accounts includes traditional checking accounts or demand deposit accounts on which no interest is paid and Interest on Lawyer Trust Accounts (“IOLTAs”), and excludes negotiable order of withdrawal consumer check accounts (“NOW accounts”) and money market deposit accounts. The extended program is not optional and will no longer be funded by separate premiums. This temporary unlimited deposit insurance coverage became effective on December 31, 2010 and terminates on December 31, 2012.

Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC, subject to administrative and potential judicial hearing and review processes.

Deposit Insurance Assessments. In February 2011, the FDIC approved a final rule that changed the assessment base from domestic deposits to average consolidated total assets minus average tangible equity (defined as Tier 1 capital); adopted a new large-bank pricing assessment scheme; and set a target “designated reserve ratio” (described in more detail below) of 2 percent for the DIF. The changes went into effect beginning with the second quarter of 2011, which was payable at the end of September 2011. The rule also implements a lower assessment rate schedule when the fund reaches 1.15 percent and, in lieu of dividends, provides for a lower rate schedule, when the reserve ratio reaches 2 percent and 2.5 percent.

Under the FDIC’s deposit insurance assessment system, insured institutions are assigned to one of four risk categories (I-IV), based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Unlike the other categories, as applied to small institutions Risk Category I, which contains the least risky depository institutions, contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings (CAMELS components) and other information. Assessment rates are determined by the FDIC and, beginning April 1, 2011, initial base assessment rates ranges from 2.5 to 45 basis points. The FDIC may make the following further adjustments to an institution’s initial base assessment rates: decreases for long-term unsecured debt including most senior unsecured debt and subordinated debt; increases for holding long-term unsecured debt or subordinated debt issued by other insured depository institutions; and increases for broker deposits in excess of 10 percent of domestic deposits for institutions not well rated and well capitalized

The schedule for base assessment rates and potential adjustment is set forth in the following table.

	Risk Category I	Risk Category II	Risk Category III	Risk Category IV	Large & Highly Complex Institutions
Initial Base Assessment Rate	5 – 9	14	23	35	5 – 35
Unsecured Debt Adjustment	(4.5) – 0	(5) – 0	(5) – 0	(5) – 0	(5) – 0
Brokered Deposit Adjustment	N/A	0 to 10	0 to 10	0 to 10	0 to 10
Total Base Assessment Rate	2.5 to 9	9 to 24	18 to 33	30 to 45	2.5 to 45

The Dodd-Frank Act transferred to the FDIC increased discretion with regard to managing the required amount of reserves for the DIF, or the “designated reserve ratio.” Among other changes, the Dodd-Frank Act (i) raised the minimum designated reserve ratio to 1.35 percent and removed the upper limit on the designated reserve ratio, (ii) requires that the designated reserve ratio reach 1.35 percent by September 2020, and (iii) requires the FDIC to offset the effect on institutions with total consolidated assets of less than $10 billion of raising the designated reserve ratio from 1.15 percent to 1.35 percent. The FDIA requires that the FDIC consider the appropriate level for the designated reserve ratio on at least an annual basis.

On October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35 percent by September 30, 2020, as required by the Dodd-Frank Act. The restoration plan requires the FDIC to update its loss and income projections for the DIF at least semiannually, and if needed the FDIC may increase or decrease assessment rates following a notice-and-comment rulemaking.

During 2010, the Bank elected to participate in the FDIC’s transaction account guarantee program whereby non-interest bearing transaction account deposits were insured without limitation through December 31, 2011. The Bank was required to pay an additional premium to the FDIC of 15 basis points on the amount of balances in non-interest bearing transaction accounts that exceed the existing deposit insurance limit of $250,000. The transaction account guarantee program expired on December 31, 2010.

Consumer Protection. The Dodd-Frank Act created the CFPB, a federal regulatory agency that is responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets and, to a lesser extent, smaller institutions. The Dodd-Frank Act gives the CFPB authority to supervise and regulate providers of consumer financial products and services, and establishes the CFPB’s power to act against unfair, deceptive or abusive practices. The CFPB has stated that it will focus on (i) risks to consumers and compliance with federal consumer financial laws, (ii) the markets in which firms operate and risks to consumers posed by activities in those markets, (iii) depository institutions that offer a wide variety of consumer financial products and services, and depository institutions with a more specialized focus, and (iv) non-depository companies that offer one or more consumer financial products or services.

As a smaller institution (i.e., with assets of $10 billion or less), most consumer protection aspects of the Dodd-Frank Act will continue to be applied to the Company by the Federal Reserve and to the Bank by the FDIC and the Virginia State Corporation Commission Bureau of Financial Institutions. However, the CFPB may include its own examiners in regulatory examinations by a small institution’s prudential regulators and may require smaller institutions to comply with certain CFPB reporting requirements. In addition, regulatory positions taken by the CFPB and administrative and legal precedents established by CFPB enforcement activities could influence how the Federal Reserve and FDIC apply consumer protection laws and regulations to financial institutions that are not directly supervised by the CFPB. The precise effect of the CFPB’s consumer protection activities cannot be forecast.

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

The Bank leases twenty-eight office locations: the Alexandria Office, located at 1414 Prince Street, Alexandria, Virginia, consists of 2,500 square feet; the McLean Office, located at 1356 Chain Bridge Road, McLean, Virginia, consists of 1,625 square feet; the Williamsburg Boulevard Office, located at 6500 Williamsburg Road, Arlington, Virginia, consists of 1,781 square feet; the Annandale Office, located at 4230 John Marr Drive, Annandale, Virginia, consists of 2,400 square feet; the Fairfax Office, located at 4021 University Drive, Fairfax Virginia, consists of 3,000 square feet; the Vienna Office, located at 374 Maple Avenue, Vienna, Virginia, consists of 5,831 square feet; the King Street Office, located at 506 King Street, Alexandria Virginia, consists of 1,484 square feet; the Chantilly Office, located at 13881 G Metrotech Drive, Chantilly Virginia, consists of 1,950 square feet; the Lake Ridge office, located at 2030 Old Bridge Road, Lake Ridge, Virginia consists of 2,492 square feet; the Reston Office, located at 11820 Spectrum Center, Reston Virginia consists of 3,700 square feet; the Mount Vernon office, located at 7901 Richmond Highway, Alexandria, Virginia, consists of 2,831 square feet; the Walney Road office, located at 4221Walney Road, Chantilly, Virginia, consists of 2,661 square feet; the Del Ray office, located at 2401 Mount Vernon Avenue, Alexandria, Virginia, consists of 1,750 square feet; the Tysons Corner office, located at 8251 Greensboro Drive, McLean, Virginia, consists of 1,801 square feet; the Battlefield office, located at 10830 Balls Ford Road, Manassas, Virginia, consists of 7,409 square feet; the Newington office, located at 7830 Backlick Road, Springfield, Virginia, consists of 2,778 square feet; the Signal Hill office, located at 9161 Liberia Avenue, Manassas, Virginia, consists of 3,613 square feet; the Ryan Park office, located at 21885 Ryan Center Way, Ashburn, Virginia, consists of 2,656 square feet; the Courthouse Road office, located at 10800 A Courthouse Road, Fredericksburg, Virginia, consists of 3,000 square feet; the Centre Ridge office, located at 6335 Multiplex Drive, Centreville, Virginia, consists of 2,870 square feet; the Leesburg office, located at 341 East Market Street, Leesburg, Virginia, consists of 2,705 square feet; the Central Park office, located at 1304 Central Park Blvd., Fredericksburg, Virginia, consists of 3,000 square feet; the Dulles Trade Center office, located at 23510 Overland Drive, Sterling, Virginia, consists of 3,000 square feet; the Falls Church office, located at 7116 Leesburg Pike, Falls Church, Virginia, consists of 2,014 square feet; the Princeton Woods office, located at 17054 Jefferson Davis Highway, Dumfries, Virginia, consists of 3,000 square feet; the Fairfax Lending office, located at 4221 Walney Road, Chantilly, Virginia, consists of 17,273 square feet; the Leesburg Lending office, located at 50 Catoctin Circle, Leesburg, Virginia, consists of 1,638 square feet; and the Bank’s operations center, located at 14201 Sullyfield Circle, Chantilly, Virginia consists of 28,725 square feet. Generally the leases contain renewal option clauses for one or two additional five-year terms, and in some instances require payment of certain operating charges. The total rental expense under the leases was $4.8 million in 2010. The total minimum rental commitment under the leases as of December 31, 2011, is as follows: $4.1 million for 2011, $4.2 million for 2012, $4.2 million for 2013, $3.8 million for 2014, $3.0 million for 2015 and $12.8 million for 2016 and beyond.

MARKET PRICE OF STOCK AND DIVIDENDS

The Company’s stock is traded on the Nasdaq Global Select Market under the symbol “VCBI”. Set forth below is the range of high and low sales prices (adjusted for stock dividends and splits), as reported by Nasdaq, for each full quarterly period within the two most recent fiscal years.

MARKET PRICE OF STOCK

	2011		2010
Quarter	High	Low	High	Low
First	$6.37	$5.49	$6.75	$3.66
Second	$6.09	$5.35	$7.69	$6.03
Third	$6.55	$5.45	$7.52	$4.81
Fourth	$7.88	$5.56	$6.47	$4.62

The Company has not paid cash dividends since 1995, electing to retain earnings for funding the growth of the Company and its business. The Company currently anticipates continuing the policy of retaining earnings to fund growth. The ability of the Company to pay dividends, should it elect to do so, depends largely upon the ability of the Bank to declare and pay dividends to the Company, as the principal source of the Company’s revenue is dividends paid by the Bank. Future dividends will depend primarily upon the Bank’s earnings, financial condition, and need for funds, as well as governmental policies and regulations applicable to the Company and the Bank, which limit the amount that may be paid as dividends without prior approval. Under the terms of the Series A Preferred Stock issued to Treasury under the Capital Purchase Program, the Company could not commence paying cash dividends on the common stock during the first three years the Treasury owns the preferred stock, warrants or Warrant shares, without prior approval. Additionally, the Company may not pay cash dividends on the common stock while any dividend on the Series A Preferred Stock is in arrears.

As of March 10, 2012, the Company had 517 stockholders of record, and an aggregate of approximately 2,500 beneficial owners.

Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth information regarding outstanding options and other rights to purchase common stock granted under the Company’s equity compensation plans as of December 31, 2011:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,746,790	$8.86	1,538,074	(2)

Equity compensation plans not approved by security holders	—	—	—

Total	1,746,790	$8.86	1,538,074

(1)	Consists of the Company’s 1989 and 1998 Stock Option Plans, 2010 Equity Plan and the 2003 Employee Stock Purchase Plan. For additional information, see Notes 12 and 13 to the Consolidated Financial Statements.
(2)	Consists of 1,251,675 shares available for issuance under the 2010 Equity Plan and 286,399 shares available for issuance under the 2003 Employee Stock Purchase Plan, of which none are subject to rights to purchase at December 31, 2011. In connection with the stockholders’ approval of the 2010 Equity Plan on April 26, 2010, no new awards may be granted under the 1998 Stock Option Plan.

Issuer Repurchases of Common Stock. No shares of the Company’s common stock were repurchased by or on behalf of the Company during 2011.

STOCK PERFORMANCE COMPARISON

The following table compares the cumulative total return on a hypothetical investment of $100 in Virginia Commerce Bancorp’s common stock at the closing price on December 31, 2006 through December 31, 2011, with the hypothetical cumulative total return on the Nasdaq Stock Market Index (Total U.S.) and the Nasdaq Bank Index for the comparable period.

	December 31,
	2006	2007	2008	2009	2010	2011

Virginia Commerce Bancorp, Inc.	$100.00	$64.90	$31.47	$22.82	$37.61	$47.05
Nasdaq Stock Market Index - (Total U.S.)	$100.00	$109.81	$65.29	$93.95	$109.84	$107.86
Nasdaq Bank Index	$100.00	$77.93	$59.29	$48.32	$49.97	$47.34

Annual Meeting of Stockholders

The annual meeting of stockholders of Virginia Commerce Bancorp, Inc. will be held at 4:00 pm on Wednesday, April 25, 2012 at The Tower Club, 8000 Towers Crescent Drive, Suite 1700, Vienna, Virginia.

Annual Report on Form 10-K

A copy of Form 10-K as filed with the Securities and Exchange Commission is available without charge to stockholders upon written request to:

Krista DiVenere

Assistant Vice President, Assistant Controller

Virginia Commerce Bancorp, Inc.

14201 Sullyfield Circle, Suite 500

Chantilly, Virginia 20151

Internet Access To Company Documents

The Company provides access to its SEC filings through the Bank’s web site at www.vcbonline.com. After accessing the web site, the filings are available upon selecting “Investor Relations/Financial Documents/SEC Filings.” Reports available include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed or furnished to the SEC.

FINANCIAL STATEMENTS AND EXHIBITS

The following financial statements are included in this report:

Consolidated Balance Sheets at December 31, 2010 and 2011

Consolidated Statements of Operations for the years ended December 31, 2009, 2010 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2010 and 2011

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2009, 2010 and 2011

Notes to the Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

All financial statement schedules have been omitted as the required information is either inapplicable or included in the consolidated financial statements or related notes.

Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation of Virginia Commerce Bancorp, Inc., as amended (1)

3.2	Articles of Amendment to the Articles of Incorporation relating to the Series A Preferred Stock (2)

3.3	Amended and Restated Bylaws of Virginia Commerce Bancorp, Inc. (3)

3.4	Amendment to the Amended and Restated By-laws of Virginia Commerce Bancorp, Inc. (4)

4.1	Junior Subordinated Indenture, dated as of December 19, 2002 between Virginia Commerce Bancorp, Inc. and The Bank of New York, as Indenture Trustee (5)

4.2	Amended and Restated Declaration of Trust, dated as of December 19, 2002 among Virginia Commerce Bancorp, Inc., The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and Peter A. Converse, William K. Beauchesne and Marcia J. Hopkins as Administrative Trustees (5)

4.3	Guarantee Agreement dated as of December 19, 2002, between Virginia Commerce Bancorp, Inc. and The Bank of New York, as Guarantee Trustee (5)

4.4	Junior Subordinated Indenture, dated as of December 20, 2005 between Virginia Commerce Bancorp, Inc. and Wilmington Trust Company, as Trustee, (5)

4.5	Amended and Restated Declaration of Trust, dated as December 20, 2005, between Virginia Commerce Bancorp, Inc. and Wilmington Trust Company, as Delaware Trustee and Institutional Trustee, and Peter A. Converse, William K. Beauchesne and Marcia J. Hopkins as Administrative Trustees (5)

4.6	Guarantee Agreement dated as of December 20, 2005, between Virginia Commerce Bancorp, Inc. and Wilmington Trust Company, as Guarantee Trustee (5)

4.7	Junior Subordinated Indenture, dated as of September 24, 2008, between Virginia Commerce Bancorp, Inc. and Wilmington Trust Company, as Indenture Trustee (6)

4.8	Amended and Restated Declaration of Trust, dated as of September 24, 2008 among Virginia Commerce Bancorp, Inc., Wilmington Trust Company, as Property Trustee, Wilmington Trust Company (Delaware), as Delaware Trustee, and Peter A. Converse, William K. Beauchesne and Jennifer Manning as Administrative Trustees (6)

4.9	Guarantee Agreement dated as of September 24, 2008, between Virginia Commerce Bancorp, Inc. and Wilmington Trust Company, as Guarantee Trustee (6)

4.10	Warrant to Purchase Common Stock issued in connection with 2008 Trust Preferred Securities (6)

4.11	Warrant to Purchase Common Stock issued pursuant to Capital Purchase Program (7)

4.12	Form of Common Stock Purchase Warrant (8)

4.12.1	Form of Amendment to Series B Common Stock Purchase Warrant (9)

4.13	Form of Common Stock Purchase Warrant (10)

Exhibit No.	Description

10.1*	Amended and Restated 1998 Stock Option Plan (11)

10.2*	Virginia Commerce Bancorp, Inc. Amended and Restated Employee Stock Purchase Plan (12)

10.3*	2007 Virginia Commerce Bank Executive and Director Deferred Compensation Plan (13)

10.4*	Description of Change in Control Arrangement with CEO (14)

10.5*	Virginia Commerce Bancorp, Inc. 2010 Equity Plan

10.6	Form of Tarp-Compliant Restricted Stock Agreement (for employee) under the Virginia Commerce Bancorp, Inc. 2010 Equity Plan (15)

10.7	Letter Agreement, dated as of September 23, 2010, between Virginia Commerce Bancorp, Inc. and Rodman & Renshaw, LLC (8)

10.8	Securities Purchase Agreement, dated as of September 23, 2010, among Virginia Commerce Bancorp, Inc. and certain institutional purchasers (8)

10.9	Form of Restricted Stock Agreement (for employee) under the Virginia Commerce Bancorp, Inc. 2010 Equity Plan (16)

10.10	Form of Incentive Stock Option Agreement (for employee) under the Virginia Commerce Bancorp, Inc. 2010 Equity Plan (17)

10.11	Securities Purchase Agreement, dated as of March 21, 2011, among Virginia Commerce Bancorp, Inc. and an affiliated investor identified therein (10)

10.12*	Virginia Commerce Bancorp, Inc. Executive Incentive Plan (18)

10.13*	Schedule of Virginia Commerce Bancorp, Inc. Non-Employee Directors’ Compensation

10.14*	Employment Agreement, dated as of March 1, 2012, by and among Virginia Commerce Bancorp, Inc., Virginia Commerce Bank and Peter A. Converse (19)

10.15*	Employment Agreement, dated as of March 1, 2012, between Virginia Commerce Bancorp, Inc., Virginia Commerce Bank and Mark S. Merrill (19)

10.16*	Employment Agreement, dated as of March 1, 2012, between Virginia Commerce Bank and Richard B. Anderson, Jr. (19)

10.17*	Employment Agreement, dated as of March 1, 2012, between Virginia Commerce Bank and Steven A. Reeder (19)

10.18*	Employment Agreement, dated as of March 1, 2012, between Virginia Commerce Bank and Patricia M. Ostrander (19)

10.19*	Employment Agreement, dated as of March 1, 2012, between Virginia Commerce Bank and Christopher J. Ewing (19)

10.20*	Form of Employee Proprietary Information and Non-Solicitation Agreement, dated as of March 31, 2011, between Virginia Commerce Bank and certain employees

10.21*	Form of Restricted Stock Agreement (for non-employee director) under the Virginia Commerce Bancorp, Inc. 2010 Equity Plan (approved February 22, 2012)

10.22*	Form of Restricted Stock Agreement (for employee) under the Virginia Commerce Bancorp, Inc. 2010 Equity Plan (approved February 22, 2012)

10.23*	Form of Tarp-Compliant Restricted Stock Agreement (for employee) under the Virginia Commerce Bancorp, Inc. 2010 Equity Plan (approved February 22, 2012)

11	Statement Regarding Computation of Per Share Earnings See Note 9 to the Consolidated Financial Statements

21	Subsidiaries of the Registrant

23	Consent of Yount, Hyde & Barbour, P.C., Independent Registered Public Accounting Firm

31.1	Certification of Peter A. Converse, Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Mark S. Merrill, Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Peter A. Converse, Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Mark S. Merrill, Chief Financial Officer pursuant to 18 U.S.C. Section 1350

99.1	Certification of Principal Executive Officer, Peter A. Converse, Chief Executive Officer pursuant to 31 C.F.R. Section 30.15

99.2	Certification of Principal Financial Officer, of Mark S. Merrill, Chief Financial Officer pursuant to 31 C.F.R. Section 30.15

101	The following materials from Virginia Commerce Bancorp, Inc.’s annual report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Financial Statements

*	Indicates management contract.
(1)	Incorporated by reference to exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
(2)	Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 15, 2008.
(3)	Incorporated by reference to exhibit 3.2 to the Company’s Current Report on Form 8-K filed July 27, 2007.
(4)	Incorporated by reference to exhibit 3.4 to the Company’s Current Report on Form 8-K filed on January 28, 2011.
(5)	Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation S-K. Virginia Commerce Bancorp, Inc. agrees to provide a copy of these documents to the Commission upon request.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 25, 2008.
(7)	Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 15, 2008.
(8)	Incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K filed on September 28, 2010.
(9)	Incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K filed on September 29, 2011.
(10)	Incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K filed on March 22, 2011.
(11)	Incorporated by reference to exhibit 4 to the Company’s Registration Statement on Form S-8 filed on April 30, 2007 (No. 333-142447).
(12)	Incorporated by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
(13)	Incorporated by reference to exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
(14)	Incorporated by reference to exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
(15)	Incorporated by reference to exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 2, 2010.
(16)	Incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 28, 2011.
(18)	Incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K filed on November 1, 2011.
(19)	Incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K filed on March 7, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRGINIA COMMERCE BANCORP, INC.

By:	/s/ Peter A. Converse
Peter A. Converse, President and Chief Executive Officer

Dated: March 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Leonard Adler	Director	March 14, 2012
Leonard Adler

/s/ Michael G. Anzilotti	Director	March 14, 2012
Michael G. Anzilotti

/s/ Thomas E. Burdette	Director	March 14, 2012
Thomas E. Burdette

/s/ Peter A. Converse Peter A. Converse	Director, President and Chief Executive Officer (Principal Executive Officer)	March 14, 2012

/s/ W. Douglas Fisher	Chairman of the Board of Directors	March 14, 2012
W. Douglas Fisher

/s/ David M. Guernsey	Vice Chairman of the Board of Directors	March 14, 2012
David M. Guernsey

/s/ Kenneth R. Lehman	Director	March 14, 2012
Kenneth R. Lehman

/s/ Mark S. Merrill Mark S. Merrill	Executive Vice President and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	March 14, 2012

/s/ Norris E. Mitchell	Director	March 14, 2012
Norris E. Mitchell

/s/ Todd A. Stottlemyer	Director	March 14, 2012
Todd A. Stottlemyer