Form 10-Q
period 2012-03-31
VIRGINIA COMMERCE BANCORP INC
filed 2012-05-09
CIK 1099305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 3, 2012, the number of outstanding shares of registrant’s common stock, par value $1.00 per share, was: 31,809,053.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	(Unaudited) March 31, 2012	(Audited) December 31, 2011
Assets
Cash and due from banks	$33,047	$31,569
Interest bearing deposits in other banks	116,000	51,000

Cash and cash equivalents	149,047	82,569
Investment securities available-for-sale, at fair value	598,178	593,064
Investment securities held-to-maturity, at amortized cost (fair value of $34,431)	—	31,892
Restricted investments, at cost	11,272	11,214
Loans held-for-sale	8,164	18,485
Loans, net of allowance for loan losses of $45,371 and $48,729	2,099,484	2,120,291
Premises and equipment, net	11,058	11,413
Accrued interest receivable	9,798	10,007
Other real estate owned, net of valuation allowance of $6,543 and $6,517	12,928	8,925
Bank owned life insurance	14,072	14,017
Other assets	40,225	36,641

Total assets	$2,954,226	$2,938,518

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing demand	$335,580	$337,937
Savings and interest-bearing demand deposits	1,173,176	1,173,568
Time deposits	729,092	780,653

Total deposits	2,237,848	2,292,158
Securities sold under agreement to repurchase	315,633	263,273
Other borrowed funds	25,000	25,000
Trust preferred capital notes	66,634	66,570
Accrued interest payable	2,423	2,418
Other liabilities	10,051	5,328

Total liabilities	$2,657,589	$2,654,747

Stockholders’ Equity
Preferred stock, net of discount, $1.00 par value per share, 1,000,000 shares authorized, Series A; $1,000 stated value; 71,000 issued and outstanding at March 31, 2012, and December 31, 2011	$67,670	$67,195
Common stock, $1.00 par value per share, 50,000,000 shares authorized, 31,809,053 issued and outstanding at March 31, 2012, including 118,946 in nonvested shares and 30,263,672 issued and outstanding at December 31, 2011, including 49,998 in nonvested shares	31,690	30,214
Surplus	117,563	111,042
Warrants	8,520	8,520
Retained earnings	65,779	60,999
Accumulated other comprehensive income, net	5,415	5,801

Total stockholders’ equity	296,637	283,771

Total liabilities and stockholders’ equity	$2,954,226	$2,938,518

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Interest income:
Interest on loans, including fees	$30,621	$31,923
Interest and dividends on investment securities:
Taxable	2,644	2,861
Tax-exempt	588	592
Dividend on restricted investments	101	96
Interest on deposits in other banks	51	—
Federal funds sold	—	45

Total interest income	34,005	35,517

Interest expense:
Interest on deposits	4,942	7,023
Interest on securities sold under agreement to repurchase	1,037	934
Interest on other borrowed funds	269	266
Interest on trust preferred capital notes	978	1,111

Total interest expense	7,226	9,334

Net interest income	26,779	26,183
Provision for loan losses	5,994	5,843

Net interest income after provision for loan losses	20,785	20,340

Non-interest income:
Service charges on deposits	881	792
Non-deposit investment services commissions	252	253
Gain on sale of mortgage loans held-for-sale	1,001	521
Gain on sale of investment securities available-for-sale	2,592	503
Total other-than-temporary impairment losses	—	(2,948)
Portion of loss recognized in other comprehensive income	—	2,216

Net impairment losses	—	(732)
Increase in cash surrender value of bank owned life insurance	55	62
Other income	168	77

Total non-interest income	4,949	1,476

Non-interest expense:
Salaries and employee benefits	7,785	$6,659
Premises and equipment expenses	2,421	2,470
FDIC insurance	995	1,289
Loss on other real estate owned	826	156
OREO expenses	318	132
Franchise tax expense	750	772
Data processing expenses	653	655
Other operating expenses	2,879	2,317

Total non-interest expenses	16,627	14,450

Income before provision for income taxes	9,107	7,366
Provision for income taxes	2,965	2,400

Net income	6,142	4,966

Effective dividend on preferred stock	$1,363	$1,315

Net income available to common stockholders	$4,779	$3,651

Earnings per common share, basic	$0.15	$0.13
Earnings per common share, diluted	$0.14	$0.12

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Net Income	$6,142	$4,966
Other Comprehensive income (loss):
Unrealized (losses) gains on investment securities available-for-sale, net of tax of $(196) and $363	(364)	675
Reclassification adjustment for transfer of investment securities from held-to-maturity to available-for-sale, net of tax of $895 in 2012	1,663	—
Reclassification adjustment for gains on sale of investment securities, net of tax of $(907) and $(176)	(1,685)	(327)
Reclassification adjustment for impairment loss on investment securities, net of tax $256 in 2011	—	476

Total Other Comprehensive (Loss) Income	(386)	824

Total Comprehensive Income	$5,756	$5,790

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Preferred Stock	Common Stock	Surplus	Warrants	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, January 1, 2011	$65,445	$28,954	$105,056	$8,520	$39,208	$(1,589)	$245,594
Net income					4,966		4,966
Other comprehensive income						824	824
Capital common stock issued		426	2,075				2,501
Stock options exercised	—	134	109	—	—	—	243
Stock option expense	—	—	132	—	—	—	132
Discount on preferred stock	428	—	—	—	(428)	—	—
Dividend on preferred stock	—	—	—	—	(887)	—	(887)

Balance, March 31, 2011	$65,873	$29,514	$107,372	$8,520	$42,859	$(765)	$253,373

Balance, January 1, 2012	$67,195	$30,214	$111,042	$8,520	$60,999	$5,801	$283,771
Net income					6,142		6,142
Other comprehensive (loss)						(386)	(386)
Capital common stock issued		426	1,968				2,394
Stock options/warrants exercised	—	1,050	4,431	—	—	—	5,481
Stock option expense	—	—	122	—	—	—	122
Discount on preferred stock	475	—	—	—	(475)	—	—
Dividend on preferred stock	—	—	—	—	(887)	—	(887)

Balance, March 31, 2012	$67,670	$31,690	$117,563	$8,520	$65,779	$5,415	$296,637

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,142	$4,966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	561	566
Provision for loan losses	5,994	5,843
Stock based compensation expense	122	132
Deferred tax (benefit) expense	(284)	3,175
Amortization of trust preferred securities discount	64	64
Amortization of security premiums and accretion of security discounts, net	2,046	202
Loans originated for sale	(40,955)	(24,023)
Sales of loans	50,389	28,986
Gain on sale of loans	887	436
Loss on sale/valuation of OREO	826	156
Gain on sale of investment securities available-for-sale	(2,592)	(503)
Impairment loss on investment securities	—	732
Changes in other assets and other liabilities:
(Increase) decrease in other assets	(3,146)	7,834
Increase (decrease) in other liabilities	4,723	(635)
Decrease (increase) in accrued interest receivable	209	(829)
Increase in accrued interest payable	5	2

Net Cash Provided by Operating Activities	$24,991	$27,104

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from principal payments, calls and maturities on investment securities held-to-maturity	1,873	2,095
Proceeds from principal payments, calls and maturities on investment securities available-for-sale	92,368	16,111
Purchases of investment securities available-for-sale	(127,363)	(34,823)
Sales of investment securities available-for-sale	59,851	12,645
Net decrease in loans	8,920	18,464
Purchase of FHLB stock	(58)	—
Purchase of premises and equipment	(206)	(232)
Proceeds from sale of other real estate owned	1,064	1,105

Net Cash Provided By Investing Activities	$36,449	$15,365

CASH FLOWS FROM FINANCING ACTIVITIES:

Net (decrease) increase in demand, NOW, money market and savings accounts	(2,749)	11,748
Net decrease in time deposits	(51,561)	(1,979)
Net increase in securities sold under agreement to repurchase	52,360	25,006
Net proceeds from issuance of common stock	2,394	2,501
Proceeds from exercise of stock options and warrants	5,481	243
Dividend paid on preferred stock	(887)	(887)

Net Cash Provided by Financing Activities	$5,038	$36,632

Net Increase In Cash and Cash Equivalents	66,478	79,101
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	82,569	47,387

CASH AND CASH EQUIVALENTS – END OF PERIOD	$149,047	$126,488

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$1,381	$—
Interest paid	7,221	9,332

Supplemental Schedule of Noncash Investing Activities:
Unrealized (loss) gain on available-for-sale securities	$(560)	$1,038
Unrealized gain on securities transferred from held-to-maturity to available-for-sale	2,558	—
OREO transferred from loans	8,655	2,975
Loans made on the disposition of OREO	2,762	—

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	General

The accompanying unaudited consolidated financial statements of Virginia Commerce Bancorp, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions as of March 31, 2012, and December 31, 2011, the results of operations for the three months ended March 31, 2012, and 2011, and statements of cash flows and stockholders’ equity for the three months ended March 31, 2012, and 2011. These statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2011. In preparing these financial statements, management has evaluated subsequent events and transactions for potential recognition or disclosure through the date these financial statements were issued. Management has concluded there were no material subsequent events to be disclosed at this time.

Operating results for the three month period ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or any other period. Reclassifications of prior years’ amounts are made whenever necessary to conform to the current years’ presentation.

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

Fair Value Hierarchy

In accordance with the FASB guidance, the Company groups its financial assets and financial liabilities and certain non-financial assets generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

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

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Investment securities available-for-sale: Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2).

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis for March 31, 2012, and December 31, 2011, respectively:

		Carrying value at March 31, 2012
Description	Balance as of March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available-for-sale
U.S. Government Agency obligations	$494,041	$—	$494,041	$—
Pooled trust preferred securities	$486	$—	$486	$—
Obligations of states and political subdivisions	$103,651	$—	$103,651	$—

		Carrying value at December 31, 2011
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available-for-sale
U.S. Government Agency obligations	$523,987	$—	$523,987	$—
Pooled trust preferred securities	$456	$—	$456	$—
Obligations of states and political subdivisions	$68,621	$—	$68,621	$—

At March 31, 2012, and December 31, 2011, the Company did not have any liabilities measured at fair value on a recurring basis.

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

Loans held-for-sale: Loans held-for-sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held-for-sale during the periods ended March 31, 2012, and December 31, 2011. Gains and losses on the sale of loans are recognized in fees and net gains on loans held-for-sale on the Consolidated Statements of Income.

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate, financial assets, personal or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. An impaired loan that is collateralized by cash is considered Level 1. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company or using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant, using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans are measured at fair value on a nonrecurring basis through the allowance for loan losses. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

Other real estate owned / Foreclosed assets: Assets acquired through, or in lieu of, loan foreclosure are held-for-sale and are initially recorded at the lesser of carrying value or fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation are included in net expenses for foreclosed assets. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as Level 2 valuation. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as Level 3 valuation.

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis for March 31, 2012, and December 31, 2011, respectively:

		Carrying value at March 31, 2012
(in thousands) Description	Balance as of March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$79,323	$846	$69,133	$9,344
Other real estate owned	$12,928	$—	$8,260	$4,668

		Carrying value at December 31, 2011
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$83,207	$750	$74,078	$8,379
Other real estate owned	$8,925	$—	$4,257	$4,668

The changes in Level 3 assets measured at estimated fair value on a nonrecurring basis during the three months ended March 31, 2012, were as follows (dollars in thousands):

	Carrying value at March 31, 2012
	Impaired Loans	Other Real Estate Owned
Balance – January 1, 2012	$8,379	$4,668
Decrease in carrying value	617	—
Transfers into Level 3	4,503	—
Transfers out of Level 3	2,921	—

Balance – March 31, 2012	$9,344	$4,668

Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at March 31, 2012	$—	$—

At March 31, 2012 and December 31, 2011, the Company did not have any liabilities measured at fair value on a nonrecurring basis.

The following table displays quantitative information about Level 3 Fair Value Measurements for March 31, 2012 (dollars in thousands):

Quantitative information about Level 3 Fair Value Measurements for March 31, 2012
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range
Impaired loans		Discounted appraised value	Selling cost	5% - 10%
			Discount for lack of marketability and age of appraisal	0% - 35%
		Discounted cash flow	Discount for expected levels of future cash flows	10% - 25%

Other real estate owned		Discounted appraised value	Selling cost	5% - 10%
			Discount for lack of marketability and age of appraisal	0% - 20%

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Short-Term Investments

For these short-term instruments, including interest bearing deposits in other banks, the carrying amount is a reasonable estimate of fair value.

Investment Securities

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

Deposits and Borrowings

The fair value of noninterest-bearing demand, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. For all other deposits and borrowings, the fair value is determined using the discounted cash flow method. The discount rate was equal to the rate currently offered on similar products.

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

At March 31, 2012, and December 31, 2011, the fair value of loan commitments and stand-by letters of credit were deemed immaterial, and therefore, are not included in the table below.

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

The balance sheet carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

		Fair Value Measurements as of March 31, 2012, using
(Dollars in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Financial assets:
Cash and short-term investments	$149,047	$149,047	$—	$—
Investment securities	598,178	—	598,178	—
Restricted stock	11,272	—	11,272	—
Loans held-for-sale	8,164	—	8,164	—
Loan receivables	2,099,484	846	2,194,674	9,344
Bank owned life insurance	14,072	14,072	—	—
Accrued interest receivable	9,798	—	9,798	—

Financial liabilities:
Deposits	$2,237,848	$—	$2,255,909	$—
Securities sold under agreement to repurchase	315,633	258,101	75,000	—
Other borrowed funds	25,000	—	25,493	—
Trust preferred capital notes	66,634	—	103,870	—
Accrued interest payable	2,423	—	2,423	—

		Fair Value Measurements as of December 31, 2011, using
(Dollars in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Financial assets:
Cash and short-term investments	$82,569	$82,569	$—	$—
Investment securities	624,956	—	627,495	—
Restricted stock	11,214	—	11,214	—
Loans held-for-sale	18,485	—	18,485	—
Loan receivables	2,120,291	750	2,114,199	8,379
Bank owned life insurance	14,017	14,017	—	—
Accrued interest receivable	10,007	—	10,007	—

Financial liabilities:
Deposits	$2,292,158	$—	$2,311,842	$—
Securities sold under agreement to repurchase	263,273	206,145	75,000	—
Other borrowed funds	25,000	—	25,733	—
Trust preferred capital notes	66,570	—	103,680	—
Accrued interest payable	2,418	—	2,418	—

2.	Investment Securities

Amortized cost and fair value of the investment securities available-for-sale and held-to-maturity as of March 31, 2012, and December 31, 2011, are as follows (dollars in thousands). As of March 31, 2012, the Company transferred its held-to-maturity investment portfolio with an amortized cost of $30.0 million and a fair value of $32.5 million, to its available-for-sale investment portfolio.

March 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

Available-for-sale:
U.S. Government Agency obligations	$487,211	$7,327	$(497)	$494,041
Pooled trust preferred securities	5,616	58	(5,188)	$486
Obligations of states and political subdivisions	97,022	6,713	(84)	103,651

Total Investment securities available-for-sale	$589,849	$14,098	$(5,769)	$598,178

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

Available-for-sale:
U.S. Government Agency obligations	$514,961	$9,455	$(429)	$523,987
Pooled trust preferred securities	5,526	56	(5,126)	456
Obligations of states and political subdivisions	63,652	4,997	(28)	68,621

Total Investment securities available-for-sale	$584,139	$14,508	$(5,583)	$593,064

Held-to-maturity:
U.S. Government Agency obligations	$3,763	$253	$—	$4,016
Obligations of state and political subdivisions	28,129	2,286	—	30,415

Total Investment securities held-to-maturity	$31,892	$2,538	$—	$34,431

The amortized cost of securities pledged as collateral for repurchase agreements, certain public deposits, and other purposes was $389.5 million and $392.8 million at March 31, 2012, and December 31, 2011, respectively.

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

Provided below is a summary of all securities which were in an unrealized loss position at March 31, 2012, and December 31, 2011, that were evaluated for other-than-temporary impairment, and deemed to not have an other-than-temporary impairment. Presently, the Company does not intend to sell any of these securities, does not expect to be required to sell these securities, and expects to recover the adjusted amortized cost of all the securities. For U.S. Government Agency obligations and obligations of states and political subdivisions, the unrealized losses result from market or interest rate risk, while the unrealized losses pertaining to the pooled trust preferred securities are due to performance and credit ratings, as well as interest rate risk.

March 31, 2012	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government Agency obligations	$—	$—	$117,570	$(497)	$117,570	$(497)
Pooled trust preferred securities	332	(5,188)	—	—	332	(5,188)
Obligations of states and political subdivisions	—	—	7,938	(84)	7,938	(84)

	$332	$(5,188)	$125,508	$(581)	$125,840	$(5,769)

December 31, 2011	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government Agency obligations	$74,594	$(429)	$—	$—	$74,594	$(429)
Pooled trust preferred securities	—	—	306	(5,126)	306	(5,126)
Obligations of states and political subdivisions	313	(10)	512	(18)	825	(28)

	$74,907	$(439)	$818	$(5,144)	$75,725	$(5,583)

As of March 31, 2012 the Company had three pooled trust preferred securities that were deemed to be other-than-temporarily impaired (“OTTI”) based on a present value analysis of expected future cash flows. The following table provides further information on these three securities as of March 31, 2012 (in thousands):

Security	Class	Moody’s Ratings (Lowest Assigned Rating)	Adjusted Book Value	Fair Value	Unrealized (Gain) Loss	Current Defaults and Deferrals	% of Current Defaults and Deferrals to Current Collateral	Excess Sub (1)	Estimated Incremental Defaults Required to Break Yield (2)	Cumulative Other Comprehensive (Income) Loss (3)	Amount of OTTI Related to Credit Loss (3)
PreTSL VI	Mez	Ca	$95	$153	$(58)	30,000	73.6%	-93.55%	BROKEN	$(58)	$—
PreTSL X	B-1	C	518	13	505	233,595	50.0%	-80.13%	BROKEN	505	—
PreTSL XXVI	C-2	C	2,084	28	2,056	265,500	28.0%	-20.17%	$40	2,056	—

Total			$2,697	$194	$2,503					$2,503	$—

(1)	Excess subordination is the difference between the remaining performing collateral and the amount of bonds outstanding that are pari passu and senior to the class the Company owns. Negative excess subordination indicates there is not enough performing collateral in the pool to cover the outstanding balance of all classes senior to those the Company owns.
(2)	A break in yield for a given class means that defaults/deferrals have reached such a level that the class would not receive all of its contractual cash flows (principal and interest) by maturity (so that it is not just a temporary interest shortfall, but an actual loss in yield on the investment). This represents additional defaults beyond those assumed in our cash flow modeling.
(3)	Pre-tax.

As of March 31, 2012, the Company had one pooled trust preferred security that was deemed to be temporarily impaired based on a present value analysis of expected future cash flows. The security had a fair value of $292 thousand. The following table provides further information on this security as of March 31, 2012 (in thousands):

Security	Class	Moody’s Ratings (Lowest Assigned Rating)	Adjusted Book Value	Fair Value	Unrealized Loss	Current Defaults and Deferrals	% of Current Defaults and Deferrals to Current Collateral	Excess Sub (1)	Estimated Incremental Defaults Required to Break Yield (2)	Cumulative Other Comprehensive Loss (3)	Amount of OTTI Related to Credit Loss (3)
PreTSL XXVII	B	Cc	$2,919	$292	$2,627	91,800	28.1%	-2.73%	$53	$2,627	$—

(1)	Excess subordination is the difference between the remaining performing collateral and the amount of bonds outstanding that are pari passu and senior to the class the Company owns. Negative excess subordination indicates there is not enough performing collateral in the pool to cover the outstanding balance of all classes senior to those the Company owns.
(2)	A break in yield for a given class means that defaults/deferrals have reached such a level that the class would not receive all of its contractual cash flows (principal and interest) by maturity (so that it is not just a temporary interest shortfall, but an actual loss in yield on the investment). This represents additional defaults beyond those assumed in our cash flow modeling.
(3)	Pre-tax.

The following table presents a roll-forward of the credit loss component amount of OTTI recognized in earnings:

(in thousands)
Amount recognized through December 31, 2011	$4,200
Additions:
Initial credit impairments	—
Subsequent credit impairments	—

Amount recognized through March 31, 2012	$4,200

Management has evaluated each of these securities for potential impairment under ASC 325 “Investments-Other” and the most recently issued related guidance, and has reviewed each of the issues’ collateral participants’ most recent earnings, capital and loan loss reserve levels, and non-performing loan levels to estimate a future deferral and default rate in basis points for the remaining life of each security. For the quarter ending March 31, 2012, we used a consistent 75 basis points for all PreTSL securities, VI, X, XXVI and XXVII, for expected deferrals and defaults as a percentage of remaining performing collateral for future periods. In performing a detailed present value cash flow analysis for each security, the deferral rate was treated the same. If this analysis results in a present value of expected cash flows that is less than the amortized cost basis of a security (that is, a credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is considered temporary. The Cash flow analysis we performed used discount rates equal to the credit spread at the time of purchase for each security and then added the current 3-month LIBOR forward interest rate curve. The analysis also assumed 15% recoveries on deferrals after two years and prepayments of 1% per year on each security. As of March 31, 2012, there were 3 out of 5 performing issuers in PreTSL VI, 33 out of 53 in PreTSL X, 49 out of 72 in PreTSL XXVI, and 33 out of 49 in PreTSL XXVII.

Our investment in Federal Home Loan Bank (“FHLB”) stock totaled $6.0 million at March 31, 2012. FHLB stock is generally viewed as a long-term investment and as a restricted security, which is carried at cost, because there is no market for the stock, other than FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Although the FHLB temporarily suspended excess stock repurchases in 2009, the FHLB resumed its stock repurchase program in 2010, reported net income in all four quarters of 2010 and 2011 and in the first quarter of 2012, and declared dividends for all four quarters of 2011. Accordingly, the Company does not consider this investment to be other-than-temporarily impaired at March 31, 2012, and no impairment has been recognized. FHLB stock is shown in restricted investments on the consolidated balance sheets and is not part of the available-for-sale securities portfolio.

3.	Loans

Major classes of loans, excluding loans held-for-sale, are summarized at March 31, 2012, and December 31, 2011, as follows (dollars in thousands):

	March 31, 2012	December 31, 2011
Commercial	$247,837	$252,382
Real estate-one-to-four family residential:
Permanent first and second	256,578	246,420
Home equity loans and lines	127,034	126,530

Total real estate-one-to-four family residential	$383,612	$372,950
Real estate multi-family residential	81,033	76,506
Real estate-non-farm, non-residential:
Owner-occupied	473,881	460,773
Non-owner-occupied	691,845	672,137

Total real estate-non-farm, non-residential	$1,165,726	$1,132,910
Real estate-construction:
Residential	136,757	151,117
Commercial	121,667	175,300

Total real estate-construction	$258,424	$326,417
Consumer	8,784	8,592
Farmland	2,574	2,573

Total Loans	$2,147,990	$2,172,330

Less unearned income	3,135	3,310
Less allowance for loan losses	45,371	48,729

Loans, net	$2,099,484	$2,120,291

Classes of loans by risk rating as of March 31, 2012, excluding loans held-for-sale, are summarized as follows (dollars in thousands):

Internal Risk Rating Grades	Pass	Watch	Special Mention	Substandard	Doubtful	Total Loans

Commercial	$175,523	$34,782	$4,997	$23,427	$9,108	$247,837
Real estate-one-to-four family residential:
Permanent first and second	205,804	15,342	10,163	25,154	115	256,578
Home equity loans and lines	111,181	3,288	1,902	8,420	2,243	127,034

Total real estate-one-to-four family residential	$316,985	$18,630	$12,065	$33,574	$2,358	$383,612
Real estate-multi-family residential	76,304	4,253	—	476	—	81,033
Real estate-non-farm, non-residential:
Owner-occupied	369,014	63,240	25,360	16,267	—	473,881
Non-owner-occupied	505,373	119,446	37,154	29,872	—	691,845

Total real estate-non-farm, non-residential	$874,387	$182,686	$62,514	$46,139	$—	$1,165,726
Real estate-construction:
Residential	65,280	22,329	20,100	29,048	—	136,757
Commercial	39,092	20,483	36,037	26,055	—	121,667

Total real estate-construction	$104,372	$42,812	$56,137	$55,103	$—	$258,424
Consumer	8,259	291	167	67	—	8,784
Farmland	2,574	—	—	—	—	2,574

Total	$1,558,404	$283,454	$135,880	$158,786	$11,466	$2,147,990

Classes of loans by risk rating as of December 31, 2011, excluding loans held-for-sale, are summarized as follows (dollars in thousands):

Internal Risk Rating Grades	Pass	Watch	Special Mention	Substandard	Doubtful	Total Loans

Commercial	$172,457	$51,935	$1,506	$22,178	$4,306	$252,382
Real estate-one-to-four family residential:
Permanent first and second	195,786	16,726	7,004	26,904	—	246,420
Home equity loans and lines	111,800	4,937	1,441	6,105	2,247	126,530

Total real estate-one-to-four family residential	$307,586	$21,663	$8,445	$33,009	$2,247	$372,950
Real estate-multi-family residential	71,756	4,274	—	476	—	76,506
Real estate-non-farm, non-residential:
Owner-occupied	357,480	62,766	21,777	18,750	—	460,773
Non-owner-occupied	481,584	111,779	31,361	47,413	—	672,137

Total real estate-non-farm, non-residential	$839,064	$174,545	$53,138	$66,163	$—	$1,132,910
Real estate-construction:
Residential	70,323	30,546	12,984	37,264	—	151,117
Commercial	63,520	59,217	27,395	25,168	—	175,300

Total real estate-construction	$133,843	$89,763	$40,379	$62,432	$—	$326,417
Consumer	8,169	233	119	71	—	8,592
Farmland	2,573	—	—	—	—	2,573

Total	$1,535,448	$342,413	$103,587	$184,329	$6,553	$2,172,330

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

As of March 31, 2012, and December 31, 2011, there were $590 thousand and $166 thousand, respectively, in checking account overdrafts that were reclassified on the consolidated balance sheets as loans.

4.	Allowance for Loan Losses

An analysis of the allowance for loan losses for the three months ended March 31, 2012, and the year ended December 31, 2011, is shown below (dollars in thousands):

Allowance for Loan Losses – By Segment (dollars in thousands) For the three months ended March 31, 2012	Commercial	Non-Farm, Non-Res. Real Estate	Real Estate Construction	Consumer	Real Estate One-to-Four Family Residential	Real Estate Multi- Family Residential	Farmland	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$10,378	$12,554	$15,161	$245	$9,724	$608	$59	$—	$48,729
Charge-offs	(4,791)	(717)	(3,586)	(220)	(358)	—	—	—	(9,672)
Recoveries	124	38	—	11	147	—	—	—	320
Provision	2,420	2,580	325	265	400	36	—	(32)	5,994

Ending Balance	$8,131	$14,455	$11,900	$301	$9,913	$644	$59	$(32)	$45,371

Ending Balance:
Individually evaluated for impairment	$3,030	$4,998	$3,677	$48	$6,618	$—	$—	$—	$18,371
Collectively evaluated for impairment	5,101	9,457	8,223	253	3,295	644	59	(32)	27,000

Financing Receivables:
Ending Balance	$247,837	$1,165,726	$258,424	$8,784	$383,612	$81,033	$2,574	$—	$2,147,990

Ending Balance:
Individually evaluated for impairment	32,535	53,136	55,102	68	36,817	476	—	—	178,134
Collectively evaluated for impairment	215,302	1,112,590	203,322	8,716	346,795	80,557	2,574	—	1,969,856

Allowance for Loan Losses – By Segment (dollars in thousands) For the year ended Dec. 31, 2011	Commercial	Non-Farm, Non-Res. Real Estate	Real Estate Construction	Consumer	Real Estate One-to-Four Family Residential	Real Estate Multi- Family Residential	Farmland	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$9,972	$16,453	$26,584	$373	$8,337	$619	$63	$41	$62,442
Charge-offs	(2,357)	(9,188)	(16,631)	(156)	(3,577)	—	—	—	(31,909)
Recoveries	672	431	2,005	38	201	—	—	—	3,347
Provision	2,091	4,858	3,203	(10)	4,763	(11)	(4)	(41)	14,849

Ending Balance	$10,378	$12,554	$15,161	$245	$9,724	$608	$59	$—	$48,729

Ending Balance:
Individually evaluated for impairment	$5,351	$2,991	$6,786	$52	$5,508	$—	$—	$—	$20,688
Collectively evaluated for impairment	5,027	9,563	8,375	193	4,216	608	59	—	28,041

Financing Receivables:
Ending Balance	$252,382	$1,132,910	$326,417	$8,592	$372,950	$76,506	$2,573	$—	$2,172,330

Ending Balance:
Individually evaluated for impairment	26,484	70,464	67,083	71	35,659	476	—	—	200,237
Collectively evaluated for impairment	225,898	1,062,446	259,334	8,521	337,291	76,030	2,573	—	1,972,093

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

Included in certain loan categories in the impaired loans are troubled debt restructurings (“TDRs”) that were classified as impaired. A TDR loan is a loan that has been restructured with a modification that could include interest rate modification, deferral of interest or principal or an extension of term. At March 31, 2012, the Company had $11.5 million in real estate construction loans, $2.4 million in real estate permanent one-to-four- family loans, $19.2 million in non-farm/non-residential loans and $9.3 million in commercial loans that were TDR modifications and considered impaired. Included in this amount of $42.4 million, the Bank had TDRs that were performing in accordance with their modified terms of $40.2 million at March 31, 2012.

Information about past due loans and impaired loans as of March 31, 2012, and December 31, 2011, is as follows (dollars in thousands):

Non Accrual and Past Due by class March 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current(1)	Total Loans	Greater than 90 Days Past Due and Still Accruing	Non- Accrual Loans
Commercial	$418	$1,498	$9,560	$11,476	$236,361	$247,837	$—	$9,968
Real estate-one-to-four family residential:
Permanent first and second	3,680	972	1,593	6,245	250,333	256,578	56	3,060
Home equity loans and lines	640	—	2,560	3,200	123,834	127,034	—	3,580

Total real estate-one-to-four family residential	$4,320	$972	$4,153	$9,445	$374,167	$383,612	$56	$6,640
Real estate multi-family residential	—	—	476	476	80,557	81,033	—	476
Real estate-non-farm, non-residential:
Owner-occupied	—	278	1,917	2,195	471,686	473,881	—	2,997
Non-owner-occupied	690	797	88	1,575	690,270	691,845	—	88

Total real estate-non-farm, non-residential	$690	$1,075	$2,005	$3,770	$1,161,956	$1,165,726	$—	$3,085
Real estate-construction:
Residential	—	—	4,216	4,216	132,541	136,757	—	12,122
Commercial	—	—	14,232	14,232	107,435	121,667	—	14,232

Total real estate-construction	$—	$—	$18,448	$18,448	$239,976	$258,424	$—	$26,354
Consumer	99	—	—	99	8,685	8,784	—	19
Farmland	—	—	—	—	2,574	2,574	—

Total Loans	$5,527	$3,545	$34,642	$43,714	$2,104,276	$2,147,990	$56	$46,542

(1)	For the purposes of this table, loans 1-29 days past due are included in the balance of “Current” loans.

Non Accrual and Past Due by class December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current(1)	Total Loans	Greater than 90 Days Past Due and Still Accruing	Non- Accrual Loans
Commercial	$176	$1,222	$3,384	$4,782	$247,600	$252,382	$—	$5,005
Real estate-one-to-four family residential:
Permanent first and second	582	2,966	3,306	6,854	239,566	246,420	71	3,912
Home equity loans and lines	335	240	2,605	3,180	123,350	126,530	250	3,142

Total real estate-one-to-four family residential	$917	$3,206	$5,911	$10,034	$362,916	$372,950	$321	$7,054
Real estate multi-family residential	—	—	476	476	76,030	76,506	—	476
Real estate-non-farm, non-residential:
Owner-occupied	24	984	909	1,917	458,856	460,773	—	1,999
Non-owner-occupied	262	5,801	—	6,063	666,074	672,137	—	—

Total real estate-non-farm, non-residential	$286	$6,785	$909	$7,980	$1,124,930	$1,132,910	$—	$1,999
Real estate-construction:
Residential	600	161	10,384	11,145	139,972	151,117	—	18,479
Commercial	—	—	5,505	5,505	169,795	175,300	—	5,505

Total real estate-construction	$600	$161	$15,889	$16,650	$309,767	$326,417	$—	$23,984
Consumer	105	—	11	116	8,476	8,592	11	18
Farmland	—	—	—	—	2,573	2,573	—	—

Total Loans	$2,084	$11,374	$26,580	$40,038	$2,132,292	$2,172,330	$332	$38,536

(1)	For the purposes of this table, loans 1-29 days past due are included in the balance of “Current” loans.

Impaired Loans as of March 31, 2012 (dollars in thousands)	Recorded Investment (Bank Balance)	Unpaid Principal Balance (Customer Balance)	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$15,116	$15,138	$—	$13,068	$135
Real estate-one-to-four family residential:
Permanent first and second	3,006	3,199	—	1,666	17
Home equity loans and lines	1,294	1,298	—	3,048	32
Real estate-multi-family residential	476	485	—	476	5
Real estate-non-farm, non-residential:
Owner-occupied	13,288	13,395	—	14,571	151
Non-owner-occupied	7,883	7,883	—	16,558	171
Real estate-construction:
Residential	16,755	16,766	—	16,625	172
Commercial	22,621	22,621	—	22,381	232
Consumer	1	1	—	1	—

With an allowance recorded:
Commercial	$17,419	$17,429	$3,030	$16,442	$170
Real estate-one-to-four family residential:
Permanent first and second	23,340	23,353	3,366	15,588	161
Home equity loans and lines	9,177	9,238	3,252	15,937	165
Real estate-multi-family residential	—	—	—	—	—
Real estate-non-farm, non-residential:
Owner-occupied	3,625	3,625	501	3,584	37
Non-owner-occupied	28,340	28,340	4,497	27,088	280
Real estate-construction
Residential	12,292	12,293	3,246	16,531	171
Commercial	3,434	3,455	431	5,557	57
Consumer	67	70	48	69	1

Total:
Commercial	$32,535	$32,567	$3,030	$29,510	$305
Real estate-one-to-four family residential	36,817	37,088	6,618	36,238	375
Real estate-multi-family residential	476	485	—	476	5
Real estate-non-farm, non-residential	53,136	53,243	4,998	61,800	639
Construction	55,102	55,135	3,677	61,093	632
Consumer	68	71	48	70	1

Total Impaired Loans	$178,134	$178,589	$18,371	$189,187	$1,957

Impaired Loans as of December 31, 2011 (dollars in thousands)	Recorded Investment (Bank Balance)	Unpaid Principal Balance (Customer Balance)	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$11,020	$11,039	—	$17,536	$789
Real estate-one-to-four family residential:
Permanent first and second	4,802	4,944	—	11,273	507
Home equity loans and lines	325	330	—	4,503	202
Real estate-multi-family residential	476	485	—	238	11
Real estate-non-farm, non-residential:
Owner-occupied	15,853	15,949	—	25,992	1,169
Non-owner-occupied	25,232	25,232	—	29,601	1,331
Real estate-construction:
Residential	16,494	16,496	—	15,268	687
Commercial	22,140	22,140	—	21,580	970
Consumer	—	—	—	11	—

With an allowance recorded:
Commercial	$15,464	$15,478	$5,351	$12,533	$564
Real estate-one-to-four family residential:
Permanent first and second	22,696	22,701	3,421	16,602	747
Home equity loans and lines	7,836	7,881	2,087	6,667	300
Real estate-multi-family residential	—	—	—	—	—
Real estate-non-farm, non-residential:
Owner-occupied	3,543	3,543	582	5,444	245
Non-owner-occupied	25,836	25,835	2,409	29,147	1,311
Real estate-construction
Residential	20,770	20,795	6,035	30,297	1,362
Commercial	7,679	7,694	751	18,850	848
Consumer	71	74	52	110	5

Total:
Commercial	$26,484	$26,517	$5,351	$30,069	$1,352
Real estate-one-to-four family residential	35,659	35,856	5,508	39,045	1,756
Real estate-multi-family residential	476	485	—	238	11
Real estate-non-farm, non-residential	70,464	70,559	2,991	90,184	4,055
Construction	67,083	67,125	6,786	85,995	3,867
Consumer	71	74	52	121	5

Total Impaired Loans	$200,237	$200,616	$20,688	$245,650	$11,046

In performing a specific reserve analysis on all impaired loans as of March 31, 2012, current third party appraisals were used with respect to approximately 55% of impaired loans to assist with the evaluation of collateral values for the purpose of establishing specific reserves. Other loans predominantly representing smaller individual balances were evaluated based upon current tax assessed values or estimated liquidation value of business assets. When a loan is identified as impaired and collateral dependent, a current evaluation of collateral value via third party appraisal or other valuation methodology is conducted within the calendar quarter of identification when possible, but within 90 days after identification. Charge-offs and specific reserves are established upon determination of collateral value. During the interim between identification of an impaired loan and receipt of a current appraisal of the related collateral, specific reserves are established based upon interim methodologies including discounted cash flow analysis, tax assessment values and review of market comparables. In general, variances between charge-offs and fair value of collateral is limited to estimates of projected costs of sale. Costs of sale are estimated at 5-10% of value. Partially charged-off loans remain non-performing until such time as a viable restructuring plan is developed. Upon execution of a forbearance agreement including modified terms, an impaired loan will be re-classified from non-performing to a troubled debt restructuring, but will continue to be identified as impaired until the loan performs under the modified terms for the remainder of the calendar year in which it was restructured, but not less than 90 days. As noted above, in the majority of cases, external appraisals are used to establish fair value of the related collateral. In the interim prior to receipt of a current appraisal or in those situations where a current appraisal is not deemed practical or necessary, discounted cash flow analysis, tax assessment values, review of market comparables and other methodologies are used to establish fair value. Impaired loans which do not have a specific reserve are those loans which have been identified to have sufficient collateral coverage, based upon the fair value of collateral, to repay the entire principal balance due from collateral liquidation.

Information about new troubled debt restructurings during the three months ended March 31, 2012, is as follows (dollars in thousands):

Troubled Debt Restructurings (TDRs) – New TDRs by Loan Type As of March 31, 2012	1/1/2012 to 3/31/2012
Loan Type:	# of Loans	Pre- Modification Balance	Post - Modification Balance
Commercial	1	$0	$0
Real estate-one-to-four family residential:
Permanent first and seconds	2	541	541
Home equity loans and lines	—	—	—

Total real estate-one-to-four family residential:	2	$541	$541
Real estate-multi-family residential	—	—	—
Real estate-non-farm, non-residential:
Owner-occupied	—	—	—
Non-owner-occupied	—	—	—

Total real estate-non-farm, non-residential:	—	$—	$—
Real estate-construction:
Residential-owner-occupied	—	—	—
Residential-builder	—	—	—
Commercial	—	—	—

Total real estate-construction:	—	$—	$—
Farmland	—	—	—
Consumer	—	—	—

Total Loans	3	$541	$541

Troubled Debt Restructurings (TDRs) – New TDRs by Type of Restructure	1/1/2012 to 3/31/2012
Type of Restructure:	# of Loans	Balance
Interest-only conversion	1	$70
Rate reduction	2	471
Extended amortization	—	—
Deferment of principal or interest payable	—	—
Combination *	—	—
Other	—	—

Total Loans	3	$541

*	Represents a combination of any of the above restructure types.

Information about troubled debt restructurings within the prior twelve months that defaulted during the three months ended March 31, 2012, is as follows (dollars in thousands):

Troubled Debt Restructurings (TDRs) –

TDRs Restructured Within Prior 12 Months that Defaulted in Selected Periods

Defaults occurring in 1st Quarter 2012 (1/1/2012 – 3/31/2012)
Loan Type:	# of Loans	Balance at Restructure	Balance at 3/31/2012
Commercial	—	$—	$—
Real estate-one-to-four family residential:
Permanent first and seconds	1	116	116
Home equity loans and lines	—	—	—

Total real estate-one-to-four family residential:	1	$116	$116
Real estate-multi-family residential	—	$—	$—
Real estate-non-farm, non-residential:
Owner-occupied	—	—	—
Non-owner-occupied	—	—	—

Total real estate-non-farm, non-residential:	—	$—	$—
Real estate-construction:
Residential-owner-occupied	—	—	—
Residential-builder	—	—	—
Commercial	—	—	—

Total real estate-construction:	—	$—	$—
Farmland	—	$—	$—
Consumer	—	$—	$—

Total Loans	1	$116	$116

5.	Earnings Per Common Share

The following shows the weighted average number of shares used in computing earnings per common share and the effect on the weighted average number of shares of dilutive potential common stock. As of March 31, 2012, and 2011, there were 1,058,410 and 4,556,525 anti-dilutive stock options and warrants outstanding, respectively.

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per common share	31,503,351	$0.15	29,264,610	$0.13

Effect of dilutive securities:
Stock options and warrants	2,044,352		1,139,478

Diluted earnings per common share	33,547,703	$0.14	30,404,088	$0.12

6.	Stock Compensation Plan

At March 31, 2012, the Company had two stock-based compensation plans, the 1998 Stock Option Plan and the Company’s 2010 Equity Plan (the “2010 Plan”). The 2010 Plan replaced the 1998 Stock Option Plan and as such no further options may be granted under the 1998 Stock Option Plan. Included in salaries and employee benefits expense for the three months ended March 31, 2012, and 2011, is $122 thousand and $132 thousand, respectively, of stock-based compensation expense which is based on the estimated fair value of 913,876 options granted between January 2007 and March 2012, as adjusted for stock dividends, amortized on a straight-line basis over a five year requisite service period. As of March 31, 2012, there was $713 thousand remaining of total unrecognized compensation expense related to these option awards which will be recognized over the remaining requisite service periods.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2012, and 2011:

	2012	2011
Expected volatility	33.68%	32.21%
Expected dividends	0.00%	0.00%
Expected term (in years)	7.2	7.2
Risk-free rate	1.44%	2.71% to 2.81%

Stock option plan activity for the three months ended March 31, 2012, is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,696,117	$8.95
Granted	78,250	8.62
Exercised	190,813	3.02
Forfeited	8,675	5.81

Outstanding at March 31, 2012	1,574,879	$9.67	4.68 years	$2,267,896
Exercisable at March 31, 2012	1,201,009	$10.57	3.54 years	$1,434,103

The total value of in-the-money options exercised during the three months ended March 31, 2012, was $888 thousand.

Restricted stock awards generally vest in equal installments over five years. The compensation expense associated with these awards is based on the grant date fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service period.

A summary of the non-vested restricted stock activity under the 2010 Plan for the three months ended March 31, 2012, is summarized below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at the beginning of year	49,998	$5.93
Granted	71,423	8.89
Vested	2,475	5.92
Forfeited	—	—

Non-vested at end of the period	118,946	$7.67

We recognized share-based compensation expense associated with shares of restricted stock of $27 thousand for the three months ended March 31, 2012.

7.	Capital Requirements

A comparison of the March 31, 2012, capital ratios of the Company and its wholly-owned subsidiary, Virginia Commerce Bank (the “Bank”), with the minimum regulatory guidelines is as follows:

	Actual Capital	Minimum Capital Requirements	Minimum to be “Well-Capitalized” Under Prompt Corrective Action Provisions
Total Risk-Based Capital:
Company	16.81%	8.00%	—
Bank	16.19%	8.00%	10.00%
Tier 1 Risk-Based Capital:
Company	15.55%	4.00%	—
Bank	14.93%	4.00%	6.00%
Leverage Ratio:
Company	12.12%	4.00%	—
Bank	11.70%	4.00%	5.00%

8.	Other Borrowed Funds and Lines of Credit

The Bank maintains a $440.4 million line of credit with the FHLB of Atlanta. The interest rate and term of each advance from the line is dependent upon the advance and commitment type. Advances on the line are secured by all of the Bank’s qualifying first liens and home equity lines-of-credit on one-to-four unit single-family dwellings. As of March 31, 2012, the carrying value of these qualifying loans totaled approximately $233.8 million and the amount of available credit using this collateral was $142.7 million. Advances on the credit facility in excess of $108.5 million, but limited to $306.9 million, require pledging of additional assets, including other types of loans and investment securities. As of March 31, 2012, and December 31, 2011, the Bank had $25.0 million in advances outstanding that mature on September 21, 2012, but are callable by the FHLB on any quarterly interest payment date. The Bank has additional short-term lines of credit totaling $47.0 million with nonaffiliated banks at March 31, 2012, on which there were no amounts outstanding.

9.	Trust Preferred Capital Notes

On December 19, 2002, the Company completed a private placement issuance of $15.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust II) which issued $470 thousand in common equity to the Company. These securities bear a floating rate of interest, adjusted semi-annually, of 330 basis points over six month LIBOR, which as of May 8, 2012, was 4.11%. These securities have been callable at par since December 30, 2007, on any semi-annual interest payment date, but have not been redeemed to date. On December 20, 2005, the Company completed a private placement of $25.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust III) which issued $774 thousand in common equity to the Company. These securities had a fixed rate of interest of 6.19% until February 23, 2011, at which time they converted to a floating rate, adjusted quarterly, of 142 basis points over three month LIBOR, which as of May 8, 2012, was 1.91%. These securities became callable at par beginning February 23, 2011.

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

On December 12, 2008, the Company entered into a Letter Agreement (“Agreement”) with the United States Department of the Treasury (“Treasury”) under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, whereby the Company issued and sold to the Treasury 71,000 shares of fixed rate cumulative perpetual preferred stock with a par value of $1.00 and a liquidation amount of $1,000 per share, for a total price of $71.0 million. In addition, the Treasury received a warrant to purchase 2,696,203 shares of the Company’s common stock at an exercise price of $3.95 per share. Subject to certain restrictions, the preferred stock and the warrant are transferable by the Treasury. The allocated carrying values at March 31, 2012, of the preferred stock and the warrant, based on their relative fair values, were $62.5 million and $8.5 million, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, the terms “we”, “us” and “our” refer to Virginia Commerce Bancorp, Inc. and its subsidiaries on a consolidated basis. The following discussion and analysis, the purpose of which is to provide investors and others with information that we believe to be necessary for an understanding of our current financial condition, changes in financial condition and results of operations. The following discussion and analysis should be read in conjunction with the consolidated financial statements, notes and other information contained in this Report.

Cautionary Note Regarding Forward-Looking Statements

This management’s discussion and analysis and other portions of this report, contain forward-looking statements within the meaning of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies, including but not limited to our outlook on earnings, and statements regarding asset quality, concentrations of credit risk, the adequacy of the allowance for loan losses, projected asset growth, the deposit portfolio and expected future changes in the deposit portfolio, capital position, our plans regarding and expected future levels of our non-performing assets, business opportunities in our markets, strategic initiatives to capitalize on those opportunities and general economic conditions. When we use words such as “may,” “will,” “anticipates,” “believes,” “expects,” “plans,” “estimates,” “potential,” “continue,” “should,” and similar words or phrases, you should consider them as identifying forward-looking statements. These forward-looking statements are not guarantees of future performance. These statements are based upon current and anticipated economic conditions, nationally and in the Company’s market, interest rates and interest rate policy, competitive factors, and other conditions which by their nature, are not susceptible to accurate forecast, and are subject to significant uncertainty. Because of these uncertainties and the assumptions on which this discussion and the forward-looking statements are based, actual future operations and results may differ materially from those indicated herein.

Our forward-looking statements are subject, but not limited to the following principal risks and uncertainties:

•	adverse governmental or regulatory policies may be enacted;

•

the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) could increase our regulatory compliance burden and associated costs, place restrictions on certain products and services, and limit our future capital raising strategies;

•	the interest rate environment may compress margins and adversely affect net interest income;

•	adverse effects may be caused by changes to credit quality;

•	changes in rates of deposit and loan growth;

•	balances of risk-sensitive assets to risk-sensitive liabilities;

•	competition from other financial services companies in our markets could adversely affect operations;

•	our concentrations of commercial, commercial real estate and construction loans, may adversely affect our earnings and results of operations;

•	an economic slowdown could adversely affect credit quality, loan originations and the value of collateral securing the Company’s loans; and

•	social and political conditions such as war, political unrest and terrorism or natural disasters could have unpredictable negative effects on our businesses and the economy.

Other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements are discussed under “Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

Readers are cautioned against placing undue reliance on any such forward-looking statements. The Company disclaims any obligation to update or revise publicly or otherwise any forward-looking statements to reflect subsequent events, new information or future circumstances.

Non-GAAP Presentations

The Company prepares its financial statements under accounting principles generally accepted in the United States, or “GAAP”. However, this report also refers to certain non-GAAP financial measures that we believe, when considered together with GAAP financial measures, provide investors with important information regarding our operational performance. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

Adjusted operating earnings is a non-GAAP financial measure that reflects net income available to common stockholders excluding gains or losses on other real estate owned, gains and losses on sale of securities, impairment losses on securities, and death benefits from bank-owned life insurance. These excluded items are difficult to predict and we believe that adjusted operating earnings provides the Company and investors with a valuable measure of the Company’s operational performance and a valuable tool to evaluate the Company’s financial results. Calculation of adjusted operating earnings for the three months ended March 31, 2012, and March 31, 2011, is as follows:

	Three Months Ended March 31,
(in thousands)	2012	2011

Net Income Available to Common Stockholders	$4,779	$3,651
Adjustments to net income:
Loss on other real estate owned	826	156
Impairment loss on securities	—	732
Gain on sale of investment securities available-for-sale	(2,592)	(503)
Net tax effect adjustments	618	(135)

Adjusted Operating Earnings	$3,631	$3,901

The adjusted efficiency ratio is a non-GAAP financial measure that is computed by dividing non-interest expense, excluding gains or losses on other real estate owned, by the sum of net interest income on a tax equivalent basis, non-interest income before impairment losses on securities and gains or losses on sale of securities. The Company believes that this measure provides investors with important information about our operating efficiency. Comparison of our adjusted efficiency ratio with those of other companies may not be possible because other companies may calculate the adjusted efficiency ratio differently. Calculation of the adjusted efficiency ratio for the three months ended March 31, 2012, and March 31, 2011, is as follows:

(dollars in thousands)	Three Months Ended March 31,
	2012	2011
Summary Operating Results:
Non-interest expense	$16,627	$14,450
Loss on other real estate owned	826	156

Adjusted non-interest expense	$15,801	$14,294

Net interest income	26,779	$26,183
Non-interest income	4,949	1,476
Impairment loss on securities	—	732
Gain on sale of investment securities available-for-sale	(2,592)	(503)

Total (1)	$29,136	$27,888

Efficiency Ratio, adjusted	53.6%	50.6%

(1)	Tax Equivalent Income of $29,501 for 2012, and $28,276 for 2011

The tangible common equity ratio is a non-GAAP financial measure representing the ratio of tangible common equity to tangible assets. Tangible common equity and tangible assets are non-GAAP financial measures derived from GAAP-based amounts. We calculate tangible common equity for the Company by excluding the balance of intangible assets and outstanding preferred stock issued to the U.S. Treasury from total stockholders’ equity. We calculate tangible assets by excluding the balance of intangible assets from total assets. The Company had no intangible assets for the periods presented. The Company believes that this is consistent with the treatment by regulatory agencies, which exclude intangible assets from the calculation of regulatory capital ratios. Accordingly, we believe that these non-GAAP financial measures provide information that is important to investors and that is useful in understanding our capital position and ratios. However, these non-GAAP financial measures are supplemental and are not substitutes for an analysis based on a GAAP measure. As other companies may use different calculations for non-GAAP measures, our presentation may not be comparable to other similarly titled measures reported by other companies. Calculation of the Company’s tangible common equity ratio as of March 31, 2012, March 31, 2011, December 31, 2011, and September 31, 2011, is as follows:

(in thousands)	As of March 31,		Dec 31,	Sept 30,
	2012	2011	2011	2011
Tangible common equity:

Total stockholders’ equity	$296,637	$253,373	$283,771	$275,546

Less:
Outstanding TARP senior preferred stock	67,670	65,873	67,195	66,794
Intangible assets	—	—	—	—

Tangible common equity	$228,967	$187,500	$216,576	$208,752

Total tangible assets	$2,954,226	$2,783,633	$2,938,518	$2,942,323

Tangible common equity ratio	7.75%	6.74%	7.37%	7.09%

Additional Information

Our common stock is listed for quotation on the Global Select Market of The NASDAQ Stock Market under the symbol “VCBI.” Additional information can be found through our website at www.vcbonline.com by selecting “About VCB/Investor Relations/SEC Filings”. Electronic copies of our 2011 Annual Report on Form 10-K are available free of charge by visiting the “SEC Filings” section of our website. Electronic copies of quarterly reports on Form 10-Q and current reports on Form 8-K are also available. These reports are posted as soon as reasonably practicable after they are electronically filed with the SEC.

Where we have included website addresses in this Report, such as our website address, we have included those addresses as inactive textual references only. Except if specifically incorporated by reference into this report, information on those websites is not part hereof.

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

Critical Accounting Policies

For the period ended March 31, 2012, there were no changes in the Company’s critical accounting policies as reflected in the Company’s most recent annual report.

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

The allowance for loan losses has two basic components: the specific allowance and the general allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The specific allowance is used to individually allocate an allowance for impaired loans. Impairment testing includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral. These factors are combined to estimate the probability and severity of inherent losses based on the Company’s calculation of the loss embedded in the individual loan. Large groups of smaller balance, homogeneous loans, representing 1-4 family residential first and second trusts, including home equity lines-of-credit, are collectively evaluated for impairment based upon factors such as levels and trends in delinquencies, trends in loss and problem loan identification, trends in volumes and concentrations, local and national economic trends and conditions including estimated levels of housing price depreciation/homeowners’ loss of equity, competitive factors and other considerations. These factors are converted into reserve percentages and applied against the homogenous loan pool balances. Impaired loans which meet the criteria for substandard, doubtful and loss are segregated from performing loans within the portfolio. Internally classified loans are then grouped by loan type (commercial, real estate-one-to-four family residential, real estate-multi-family residential, real estate-non-farm, non-residential, real estate-construction, consumer, and farmland). The general formula is used to estimate the loss of non-classified loans. These un-criticized loans are also segregated by loan type and allowance factors are assigned by management based on delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of management, national and local economic trends, concentrations of credit, quality of the loan review system and the effect of external factors (i.e. competition and regulatory requirements). The factors assigned differ by loan type. The general allowance recognizes potential losses whose impact on the portfolio has yet to be recognized by a specific allowance. Allowance factors and the overall size of the allowance may change from period to period based on management’s assessment of the above described factors and the relative weights given to each factor. Further information regarding the allowance for loan losses is provided under the caption “Provision for Loan Losses and Allowance for Loan Losses” later in this report and in Note 4 to the Consolidated Financial Statements.

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

On a quarterly basis the Company reviews any securities which are considered to be impaired as defined by accounting guidance, to determine if the impairment is deemed to be other-than-temporary. If it is determined that the impairment is other-than-temporary, i.e. impaired because of credit issues rather than interest rate, the investment is written down through the Consolidated Statements of Income in accordance with accounting guidance. See Note 2 to the Consolidated Financial Statements for additional information regarding our securities and related impairment testing.

Results of Operations

Summary Financial Results

Net Income and Adjusted Operating Earnings

For the three months ended March 31, 2012, the Company recorded net income of $6.1 million. After an effective dividend of $1.4 million to the U.S. Treasury on preferred stock, the Company reported net income available to common stockholders of $4.8 million, or $0.14 per diluted common share, compared to net income available to common stockholders of $3.7 million, or $0.12 per diluted common share, for the three months ended March 31, 2011. The year-over-year earnings improvement was largely attributable to increases in non-interest income partially offset by increases in non-interest expense.

Adjusted operating earnings (a non-GAAP measure) for the three months ended March 31, 2012, were $3.6 million, down $270 thousand, or 6.9%, as compared to $3.9 million for the same period in 2011. The year-over-year decrease in the Company’s adjusted operating earnings is mostly due to higher provisioning for loan losses and increased non-interest expense. The Company calculates adjusted operating earnings by excluding gains or losses on other real estate owned, gains and losses on sale of investment securities, impairment losses on securities, and death benefits from bank-owned life insurance, from net income.

Net Interest Income

Net interest income is the excess of interest earned on loans and investments over the interest paid on deposits and borrowings. Net interest income is the most significant component of our total revenue. Excluding non-operating revenues, net interest income represented 91.1%, and 93.9%, of total revenue during the first quarter of 2012, and 2011, respectively. Net interest income is affected by overall balance sheet growth, changes in interest rates and changes in the mix of investments, loans, deposits and borrowings. Net interest income for the first quarter of 2012, of $26.8 million was up $596 thousand, or 2.3%, over the same quarter last year. The increase in net interest income was primarily attributed to an increase in the ratio of average interest-earnings assets to average interest-bearing liabilities from 120.4% at March 31, 2011, to 124.5% at March 31, 2012. The net interest margin decreased 18 basis points from 3.99% in the first quarter of 2011, to 3.81% for the same period in 2012. The year-over-year decrease in the net interest margin was primarily driven by a reduction in average total interest-earning asset yields, and a change in the mix of average total interest-earning assets, the impact of which was partially offset by lower cost of average total interest-bearing liability yields. Average loan yields declined 22 basis points, from 5.89% to 5.67%, and average investment security yields declined 128 basis points, from 3.59% to 2.31%, compared to interest-bearing deposits declining 41 basis points, from 1.44% to 1.03%. Also, the lower mix of average loans as a percentage of total average interest-earning assets in the first quarter of 2012, of 75.9%, compared to the first quarter of 2011, of 81.9%, combined with a higher mix of average investment securities as a percentage of total average interest-earning assets from 15.1% to 21.1% year-over-year, contributed to the decrease in net interest margin. Management anticipates the net interest margin will range between 3.75% and 3.90% for the year.

Interest income decreased $1.5 million on average total interest-earning assets of $2.87 billion for the three months ended March 31, 2012, compared to interest income generated by average total interest-earnings assets of $2.69 billion for the same period in 2011. The decline in interest income is mostly attributable to the reduction in average loan and investment security yields of 22 basis points and 128 basis points, respectively, which more than offset the $178.7 increase in the volume of average total interest-earnings assets. The reduction in the average total interest-earning asset yields is mainly attributed to operating in the prolonged low interest rate environment.

Interest expense decreased $2.1 million on average total interest-bearing liabilities of $2.30 billion for the quarter ended March 31, 2012, compared to average total interest-bearing liabilities of $2.23 billion for the same period in 2011. The average rate paid on average total interest-bearing liabilities was 1.26% for the first quarter of 2012, as compared to 1.70% for the first quarter of 2011. The 44 basis point reduction in the average rate paid on average total interest-bearing liabilities, more than offsets the $70.9 million increase in volume of average total interest-bearing liabilities. The significant decrease in the average rate paid on average total interest-bearing liabilities was predominantly the result of a series of interest rate reductions on customer deposits and an improvement in our funding mix, which included increases in the amount of lower cost average NOW deposits, money market deposits, and securities sold under agreements to repurchase, and reductions in the amount of higher cost average time deposits in our portfolio.

The following table provides a comparative average balance sheet and net interest income analysis for the three months ended March 31, 2012, as compared to the same period in 2011. Average rates are presented on a fully taxable-equivalent (FTE) basis, using a statutory Federal tax rate of 35% for 2012, and 2011.

	Three Months Ended March 31,
	2012			2011
(Amounts in thousands)	Average Balance	Interest Income- Expense	Average Yields / Rates(1)	Average Balance	Interest Income- Expense	Average Yields / Rates(1)
Assets

Investment securities	$604,991	$3,232	2.31%	$406,103	$3,453	3.59%

Restricted investments	11,272	101	3.61%	11,752	96	3.31%

Loans, net of unearned income(2)	2,175,016	30,621	5.67%	2,203,117	31,923	5.89%

Interest-bearing deposits in other banks	76,384	51	0.27%	388	—	0.13%

Federal funds sold	—	—	—	67,622	45	0.27%

Total interest-earning assets	$2,867,663	$34,005	4.82%	$2,688,982	$35,517	5.39%

Other assets	69,052			84,679

Total Assets	$2,936,715			$2,773,661

Liabilities and Stockholders’ Equity

Interest-bearing deposits:

NOW accounts	$326,990	$298	0.37%	$321,564	$653	0.82%

Money market accounts	215,936	235	0.44%	177,183	469	1.07%

Savings accounts	628,298	772	0.49%	692,647	1,916	1.12%

Time deposits	760,745	3,637	1.92%	783,462	3,985	2.06%

Total interest-bearing deposits	$1,931,969	$4,942	1.03%	$1,974,856	$7,023	1.44%

Securities sold under agreement to repurchase and federal funds purchased	279,803	1,037	1.49%	166,272	934	2.28%

Other borrowed funds	25,000	269	4.25%	25,000	266	4.25%

Trust preferred capital notes	66,602	978	5.81%	66,346	1,111	6.70%

Total interest-bearing liabilities	$2,303,374	$7,226	1.26%	$2,232,474	$9,334	1.70%

Noninterest-bearing demand and other liabilities	341,380			292,094

Total liabilities	$2,644,754			$2,524,568

Stockholders’ equity	291,961			249,093

Total liabilities and stockholders’ equity	$2,936,715			$2,773,661

Interest rate spread			3.56%			3.69%

Net interest income and interest rate		$26,779	3.81%		$26,183	3.99%

Ratio of average interest-earning assets to average interest-bearing liabilities	124.5%			120.4%

(1)	Yields on investment securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders’ equity. Average yields on loans and securities are stated on a fully taxable-equivalent basis, using a rate of 35% for 2012, and 2011.
(2)	Loans placed on non-accrual status are included in the average balances. Net loan fees and late charges included in interest income on loans totaled $1.2 million and $687 thousand for the three months ended March 31, 2012, and 2011, respectively.

Provision for Loan Losses and Allowance for Loan Losses

Provisions for loan losses were $6.0 million for the three months ended March 31, 2012, compared to $5.8 million in the same period in 2011, with total net charge-offs of $9.4 million in the first quarter of 2012, versus $11.8 million for the first quarter of 2011. Charge-offs during the first quarter of 2012 included the write-down of a number of loans in anticipation of pending note or collateral sales of non-performing assets or troubled debt restructurings. Significant among these transactions were a $1.3 million charge to facilitate a $3.5 million commercial note sale of a TDR, a $654 thousand charge to complete the sale of a retail center, $640 thousand to finalize the sale of two commercial real estate properties, $1.4 million in anticipation of the sale of a $2.3 million non-performing land development note in the second quarter and $340 thousand to complete the note sale of several non-performing loans secured by two rental townhouses and a residential lot. The balance of charge-offs represented the adjustment of non-performing loan balances to the current estimated fair value of underlying collateral or the write-down of one-to-four family residential and consumer loans due to uncollectibility caused by bankruptcy or short sale transactions. A majority of these charge-offs were supported by specific reserves.

Total non-performing assets and loans 90+ days past due increased $11.7 million from $47.8 million as of December 31, 2011, to $59.5 million at March 31, 2012. The sequential increase in non-performing assets and loans 90+ days past due was primarily driven by the placement of two large credit relationships on non-accrual. One represents a $10.0 million commercial land development loan in the Fredericksburg market which has been completed, but failed to meet certain lot sale requirements established as part of the loan’s terms, resulting in cancellation of further advances from the interest reserve. The Company has engaged an outside consultant to evaluate disposition strategies and also continues to work with the borrower on enhanced marketing. The Company has evaluated the loan and a related loan of $835 thousand that was also placed on non-accrual for impairment and believes both loans are adequately secured. The second credit relationship represents a commercial loan with a balance of $7.3 million as of March 31, 2012. This loan is collateralized by the assignment of a number of real estate secured promissory notes. Based upon certain events, the Company has taken control of the collateral notes and is working with the borrower to liquidate them through sale of the notes or foreclosure and sale of the underlying properties. The Company has evaluated the promissory notes for impairment and established appropriate loan loss reserves. The loans related to both of these credit relationships were identified as problem assets prior to being placed on non-accrual and offset a net decrease in other non-performing assets of $6.8 million, which was achieved through note sales, foreclosure and collateral disposition. As of March 31, 2012, reserves for loan losses represented 2.11% of total loans, down from 2.24% at December 31, 2011, with reserves covering 97.4% of total non-performing loans as of March 31, 2012. See “Risk Elements and Non-Performing Assets” later in this discussion for more information on non-performing assets and loans 90+ days past due and other impaired loans.

Management believes that the allowance for loan losses is adequate at March 31, 2012. However, there can be no assurance that additional provisions for loan losses will not be required in the future, including as a result of possible changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, and the residential real estate market in particular, on a national basis or in the Company’s market area, or changes in the circumstances of particular borrowers.

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

The following schedule summarizes the changes in the allowance for loan losses:

	Three Months Ended March 31, 2012	Twelve Months Ended December 31, 2011
	(Dollars in thousands)
Allowance, at beginning of period	$48,729	$62,442
Provision charged against income	$5,994	$14,849
Recoveries:
Consumer loans	11	38
Commercial	124	2,637
Real estate loans	185	672

Total Recoveries	$320	$3,347
Losses charged to reserve:
Consumer loans	(220)	(156)
Commercial loans	(4,791)	(29,396)
Real Estate loans	(4,661)	(2,357)

Total loans charged to reserve	$(9,672)	$(31,909)
Net charge-offs	$(9,352)	$(28,562)

Allowance, at end of period	$45,371	$48,729

Ratio of net charge-offs to average total loans outstanding during period	0.43%	1.31%
Allowance for loan losses to total loans	2.11%	2.24%

The following schedule provides a breakdown of the allowance for loan losses by loan type:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)

Allocation of the allowance for loan losses:
Real estate –mortgage	$25,012	$22,886
Real estate – construction	11,900	15,161
Commercial	8,131	10,378
Consumer	301	245
Farmland	59	59
Unallocated	(32)	—

Total	$45,371	$48,729

For a more detailed allocation of the allowance for loan losses, including general and specific allowances for each segment of the loan portfolio, see Note 4 to the Consolidated Financial Statements.

Risk Elements and Non-Performing Assets

Non-performing assets consist of non-accrual loans and OREO (foreclosed properties). For the three months ended March 31, 2012, total non-performing assets and loans 90+ days past due and still accruing interest increased by $11.7 million, from $47.8 million as of December 31, 2011, to $59.5 million at March 31, 2012. As a result, the ratio of non-performing assets and loans 90+ days past due and still accruing to total assets increased from 1.62% of total assets at December 31, 2011 to 2.01% of total assets at March 31, 2012. The increase during the first quarter of 2012 in non-performing assets and loans 90+ days past due and still accruing as a percent of total assets was primarily due to increased non-performing assets in the Company’s real estate construction segment of the loan portfolio and increased OREO balances. Loans are placed in non-accrual status when in the opinion of management the collection of additional interest is unlikely or a specific loan meets the criteria for non-accrual status established by regulatory authorities. No interest is taken into income on non-accrual loans. A loan remains on non-accrual status until the loan is current as to both principal and interest or the borrower demonstrates the ability to pay and remain current, or both.

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

Other impaired loans, that are currently performing, and TDRs, performing in accordance with their modified terms, decreased from $160.2 million at December 31, 2011, to $129.4 million at March 31, 2012. These loans have been identified by the Company as having certain weaknesses as a result of the Company’s specific knowledge about the customer or recent credit events, and are classified as substandard and subject to impairment testing at each balance sheet date.

Included in the loan portfolio at March 31, 2012, are loans classified as TDRs totaling $42.4 million, a sequential reduction of $9.8 million from $52.3 million at December 31, 2011. The sequential reduction in TDRs during the first quarter of 2012, was attributable to note and collateral sales of $5.1 million, upgrades to performing status of reviewable TDRs of $3.9 million, principal payments of $226 thousand, downgrades to non-performing status of $799 thousand and charge-offs of $604 thousand. These loans, which have been provided concessions such as rate reductions, payment deferrals, and in some cases forgiveness of principal, are all on accrual status. If the loan was on non-accrual at the time of the concession it is the Company’s policy that it remain on non-accrual status and perform in accordance with the modified terms for a period of six months. All loans reported as troubled debt restructurings accrue interest. The Company does not report any non-accrual loans as troubled debt restructurings. If a troubled debt restructuring is on non-accrual status, it is reported as a non-accrual asset and not as a troubled debt restructuring.

Foreclosed real properties (or OREO) include properties that have been substantively repossessed or acquired in complete or partial satisfaction of debt. Such properties, which are held for resale, are carried at the lower of book value or fair value, including a reduction for the estimated selling expenses. Reviews and discussions with regard to value and disposition of each foreclosed property are conducted monthly by the Company’s Special Asset Committee. The carrying value of a foreclosed asset is immediately adjusted down when new information is obtained, including a potentially acceptable offer, the sale of a similar property in the vicinity of one of the Company’s assets, and/or a change in the price the property is being listed for. The Company also uses the advice of outside consultants and real estate agents with knowledge of the markets the properties are located in. Appraisals are ordered when the property is foreclosed on, but are not routinely updated at each balance sheet date. The Company confirms that it performed the above noted procedures and made the proper impairment adjustments, if any, at the balance sheet date.

Total non-performing assets as of the dates indicated consisted of the following:

	March 31, 2012	December 31, 2011
	(Amounts in thousands)

Non-accrual loans:
Commercial	$9,968	$5,005
Real estate-one-to-four family residential:
Permanent first and second	3,060	3,912
Home equity loans and lines	3,580	3,142

Total real estate-one-to-four family residential	$6,640	$7,054
Real estate-multi-family residential	476	476

Real estate-non-farm, non-residential:
Owner-occupied	2,997	1,999
Non-owner-occupied	88	—

Total real estate-non-farm, non-residential	$3,085	$1,999
Real estate-construction:
Residential-	12,122	18,479
Commercial	14,232	5,505

Total real estate-construction:	$26,354	$23,984
Consumer	19	18

Total non-accrual loans	46,542	$38,536
OREO	12,928	8,925

Total non-performing assets	$59,470	$47,461

Loans 90+ days past due and still accruing:
Commercial	$—	$—
Real estate-one-to-four family residential:
Permanent first and second	56	71
Home equity loans and lines	—	250

Total real estate-one-to-four family residential	$56	$321
Real estate-multi-family residential	—	—
Real estate-non-farm, non-residential:
Owner-occupied	—	—
Non-owner-occupied	—	—

Total real estate-non-farm, non-residential	$—	$—
Real estate-construction:
Residential	—	—
Commercial	—	—

Total real estate-construction:	$—	$—
Consumer	—	11

Total loans past due 90 days and still accruing	$56	$332

Total non-performing assets and past due loans	$59,526	$47,793

Non-performing assets
to total loans:	2.77%	2.18%
to total assets:	2.01%	1.62%
Non-performing assets and 90+ days past due loans
to total loans:	2.77%	2.20%
to total assets:	2.01%	1.63%
Allowance for loan losses to total loans	2.11%	2.24%
Allowance for loan losses to non-performing loans	97.37%	125.37%

Non-performing loans continue to be concentrated in residential and commercial construction and land development loans in outer sub-markets hardest hit by the residential downturn and commercial and consumer credits experiencing the after shocks in sub-contracting businesses and unemployment levels. Overall, as of March 31, 2012, $26.4 million, or 56.6%, of non-performing loans represented acquisition, development and construction (“ADC”) loans, $3.1 million, or 6.6%, represented non-farm, non-residential loans, $6.6 million, or 14.3%, represented loans on one-to-four family residential properties, and $10.0 million, or 21.4%, represented commercial and industrial (“C&I”) loans. Interest actually received on non-accrual loans was $120 thousand in the three months ended March 31, 2011, and $127 thousand for the three months ended March 31, 2012. The Company continues to pursue an aggressive campaign to further reduce non-performing assets and other impaired loans and is implementing and executing various disposition strategies on an ongoing basis. See Note 4 to the Consolidated Financial Statements for additional information regarding the Company’s non-performing loans.

The following provides a breakdown of the construction and non-farm/non-residential loan portfolios by location, including loans on non-accrual status, with dollars in thousands:

	As of March 31, 2012
Residential, Acquisition, Development and Construction By County/Jurisdiction of Origination:	Total Outstandings	Percentage of Total	Non-accrual Loans	Non-accruals as a % of Outstandings	Net charge-offs as a % of Outstandings
District of Columbia	$6,545	4.8%	$—	—	—
Montgomery, MD	—	—	—	—	—
Prince Georges, MD	12,493	9.1%	6,194	4.5%	1.1%
Other Counties in MD	3,883	2.8%	203	0.1%	—
Arlington/Alexandria, VA	29,058	21.2%	—	—	—
Fairfax, VA	31,276	22.9%	—	—	0.2%
Culpeper/Fauquier, VA	678	0.5%	200	0.1%	—
Frederick, VA	2,288	1.7%	2,288	1.7%	1.1%
Loudoun, VA	15,693	11.5%	574	0.4%	—
Prince William, VA	8,679	6.3%	—	—	—
Spotsylvania, VA	174	0.1%	—	—	—
Stafford, VA	20,939	15.3%	2,664	1.9%	—
Other Counties in VA	1,995	1.5%	—	—	—
Outside VA, D.C. & MD	3,055	2.2%	—	—	—

	$136,757	100.0%	$12,122	8.9%	2.4%

	As of March 31, 2012
Commercial, Acquisition, Development and Construction By County/Jurisdiction of Origination:	Total Outstandings	Percentage of Total	Non-accrual Loans	Non-accruals as a % of Outstandings	Net charge-offs (recoveries) as a % of Outstandings
District of Columbia	$797	0.7%	$—	—	—
Montgomery, MD	1,862	1.5%	—	—	—
Prince Georges, MD	12,489	10.3%	—	—	—
Other Counties in MD	2,170	1.8%	—	—	—
Arlington/Alexandria, VA	6,799	5.6%	641	0.5%	—
Fairfax, VA	6,347	5.2%	2,793	2.3%	—
Culpeper/Fauquier, VA	3,049	2.5%	—	—	—
Frederick, VA	2,000	1.6%	—	—	—
Henrico, VA	919	0.8%	—	—	—
Loudoun, VA	11,777	9.7%	—	—	—
Prince William, VA	38,004	31.2%	—	—	0.1%
Spotsylvania, VA	1,740	1.4%	—	—	—
Stafford, VA	28,034	23.0%	9,963	8.2%	—
Other Counties in VA	5,679	4.7%	835	0.7%	—
Outside VA, D.C. & MD	—	0.0%	—	—	—

	$121,667	100.0%	$14,232	11.7%	0.1%

	As of March 31, 2012
Non-Farm/Non-Residential By County/Jurisdiction of Origination:	Total Outstandings	Percentage of Total	Non-accrual Loans	Non-accruals as a % of Outstandings	Net charge-offs as a % of Outstandings
District of Columbia	$89,420	7.7%	$—	—	—
Montgomery, MD	22,108	1.9%	—	—	—
Prince Georges, MD	64,532	5.5%	—	—	—
Other Counties in MD	53,137	4.6%	87	0.01%	—
Arlington/Alexandria, VA	183,988	15.8%	—	—	—
Fairfax, VA	286,435	24.6%	986	0.1%	—
Culpeper/Fauquier, VA	3,349	0.3%	—	—	—
Frederick, VA	6,344	0.5%	—	—	—
Henrico, VA	22,068	1.9%	—	—	—
Loudoun, VA	130,325	11.2%	1,102	0.1%	—
Prince William, VA	203,580	17.5%	909	0.1%	—
Spotsylvania, VA	18,761	1.6%	—	—	—
Stafford, VA	21,601	1.9%	—	—	—
Other Counties in VA	50,597	4.3%	—	—	0.1%
Outside VA, D.C. & MD	9,482	0.8%	—	—	—

	$1,165,726	100.0%	$3,085	0.3%	0.1%

Total TDRs as of the dates indicated consisted of the following:

	March 31, 2012	December 31, 2011
	(Amounts in thousands)

Troubled debt restructurings:
Commercial	$9,271	$7,135
Real estate-one-to-four family residential:
Permanent first and second	2,441	3,974
Home equity loans and lines	—	—

Total real estate-one-to-four family residential	$2,441	$3,974
Real estate-multi-family residential	—	—
Real estate-non-farm, non-residential:
Owner-occupied	3,904	3,893
Non-owner-occupied	15,314	17,525

Total real estate-non-farm, non-residential	$19,218	$21,418
Real estate-construction:
Residential	4,276	4,207
Commercial	7,220	15,521

Total real estate-construction:	$11,496	$19,728
Consumer	—	$9
Farmland	—	—

Total troubled debt restructurings	$42,426	$52,264

Included in this amount of $42.4 million, the Bank had TDRs that were performing in accordance with their modified terms of $40.2 million at March 31, 2012.

Concentrations of Credit Risk

The Bank does general banking business, serving the commercial and personal banking needs of its customers. The Bank’s market area consists of the Northern Virginia suburbs of Washington, D.C., including Arlington, Fairfax, Fauquier, Loudoun, Prince William, Spotsylvania and Stafford Counties, the cities of Alexandria, Fairfax, Falls Church, Fredericksburg, Manassas and Manassas Park, and, to a lesser extent, certain Maryland suburbs and the city of Washington, D.C. Substantially all of the Company’s loans are made within its market area.

The ultimate collectibility of the Bank’s loan portfolio and the ability to realize the value of any underlying collateral, if needed, are influenced by the economic conditions of the market area. The Company’s operating results are therefore closely related to the economic conditions and trends in the Metropolitan Washington, D.C. area.

At March 31, 2012, the Company had $1.51 billion, or 70.1%, of total loans concentrated in commercial real estate. Commercial real estate for purposes of this discussion includes all construction loans, loans secured by multi-family residential properties and loans secured by non-farm, non-residential properties. At December 31, 2011, commercial real estate loans were $1.54 billion, or 70.7%, of total loans. Total construction loans of $258.4 million at March 31, 2012, represented 12.0% of total loans, loans secured by multi-family residential properties of $81.0 million represented 3.8% of total loans, and loans secured by non-farm, non-residential properties of $1.2 billion represented 54.3%.

Construction loans at March 31, 2012, included $127.6 million in loans to commercial builders of single family residential property and $9.1 million to individuals on single family residential property, together representing 6.4% of total loans. These loans are made to a number of unrelated entities and generally have a term of twelve to eighteen months. In addition, the Company had $121.7 million of construction loans on non-residential commercial property at March 31, 2012, representing 5.7% of total loans. Total construction loans of $258.4 million include $97.9 million in land acquisition and/or development loans on residential property and $68.5 million in land acquisition and/or development loans on commercial property, together totaling $166.4 million, or 7.8% of total loans. Potential adverse developments in the Northern Virginia real estate market or economy, including substantial increases in mortgage interest rates, slower housing sales, and increased commercial property vacancy rates, could have an adverse impact on these groups of loans and the Bank’s income and financial position. These commercial loans generally represent short term obligations to support working capital needs and/or term loans to finance the purchase of business assets. At March 31, 2012, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. In addition, the Bank has commercial loans of $247.8 million, or 11.5% of the Bank’s total loan portfolio, to businesses and organizations, including trade associations, professional corporations, community associations, government contractors, medical practitioners, property management companies, religious organizations and houses of worship, heavy equipment contractors and others primarily located in the Northern Virginia market.

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

Non-Interest Income

Non-interest income represented 12.7% and 4.0% of total revenue at March 31, 2012, and March 31, 2011, respectively. Although interest income is our primary source of revenue, we remain committed to increasing non-interest income as a way to improve profitability and diversify our sources of revenue.

For the three months ended March 31, 2012, the Company recognized $4.9 million in non-interest income, compared to non-interest income of $1.5 million for the three months ended March 31, 2011.

The following table presents the components of non-interest income for the three months ended March 21, 2012, and 2011:

	Three Months Ended March 31,		From the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2012
(dollars in thousands)	2012	2011	$ change	% change
Service charges and other fees	$881	$792	$89	11.2%
Non-deposit investment services commissions	252	253	(1)	0.4%
Gains on loans held-for-sale	1,001	521	480	92.1%
Gain on sale of securities available-for-sale	2,592	503	2,089	415.3%
Impairment loss on securities, net	—	(732)	732	-100.0%
Bank owned life insurance	55	62	(7)	-11.3%
Other	168	77	91	118.4%

Total Non-Interest Income	$4,949	$1,476	$3,473	235.3%

Included in non-interest income for the first quarter 2012, is a gain on sale of securities available-for-sale of $2.6 million, as compared to a similar gain of $503 thousand in the first quarter of 2011. There was no impairment loss on securities in the first quarter of 2012, as compared to a $732 thousand loss for the first quarter of 2011. Excluding the gain on sale of securities available-for-sale and impairment loss on securities, non-interest income grew 38.2%, from $1.7 million for the three months ended March 31, 2011, to $2.4 million for the three months ended March 31, 2012. Gain on loans held-for-sale increased in the first quarter 2012, on a year-over-year basis by $480 thousand, or 92.1%, to $1.0 million. Loans held-for sale totaling $41.0 million were originated in the first quarter of 2012, as compared to $24.0 million in the first quarter of 2011.

Non-Interest Expense

For the three months ended March 31, 2012, the Company recognized $16.6 million in non-interest expense, compared to non-interest expense of $14.5 million for the three months ended March 31, 2011. The following table presents the components of non-interest expense for the three months ended March 31, 2012, and 2011:

	Three Months Ended March 31,		From the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2012
(dollars in thousands)	2012	2011	$ change	% change
Salaries and employee benefits	$7,785	$6,659	$1,126	16.91%
Premises and equipment expense	2,421	2,470	(49)	-1.98%
FDIC insurance	995	1,289	(294)	-22.81%
Loss on other real estate owned	826	156	670	429.49%
Franchise tax expense	750	772	(22)	-2.85%
Data processing	653	655	(2)	-0.31%
Other operating expense	3,197	2,449	748	30.54%

Total Non-Interest Expense	$16,627	$14,450	$2,177	15.07%

The majority of the year-over-year increase was due to a $1.1 million increase in salaries and employee benefits, a $670 thousand increase in loss on OREO, and higher other operating expenses of $748 thousand, partially offset by a $294 thousand reduction in FDIC premium. The increase in salary and benefits for the first quarter of 2012 compared to the same period of 2011 was mostly related to commissions paid in connection with greater residential mortgage production, and additional personnel in our executive management team, commercial lending department, customer service call center, credit department, and operations area to drive revenue and enhance our infrastructure to support continued growth. The increase to loss on other real estate owned is related to increased volume in the amount and number of OREO properties sold in the first quarter of 2012. The increase in other operating expense was mostly increased legal fees relating to OREO and credit and collection. FDIC insurance expenses declined $294 thousand, or 22.8%, in the first quarter compared to the same period in 2011. The decrease in FDIC insurance premiums was primarily due to changes to how the FDIC calculates deposit insurance assessments.

Provision for Income Taxes

The Company’s income tax provisions are adjusted for non-deductible expenses and non-taxable income after applying the U.S. federal income statutory tax rate of 35%. For the three months ended March 31, 2012, the Company recorded a provision for income taxes of $3.0 million compared to a provision of $2.4 million for the same period in 2011. Our effective tax rate was stable at 32.6% for the three months ended March 31, 2012, and March 31, 2011. Our provision for income taxes was positively impacted by non-taxable income generated by the bank owned life insurance earnings, and earnings from tax-exempt investment securities, which provided the greatest benefit to our effective tax rate.

Financial Condition

Total Assets

Total assets increased by $15.7 million, or 0.53%, to $2.95 billion at March 31, 2012, as compared to $2.94 billion at December 31, 2011. The linked quarter increase was largely the result of an increase in cash and cash equivalents of $66.5 million, partially offset by a decrease in loans, net of allowance for loan losses, of $20.8 million, a decrease in investment securities of $26.8 million, and a decrease in loans held-for-sale of $10.3 million.

The primary contributor to the increase in cash and cash equivalents of 80.5%, to $149.0 million at March 31, 2012, was the growth in funding provided by securities sold under agreements to repurchase. During the first quarter of 2012, securities sold under agreements to repurchase increased $52.4 million, or 20.0%, to $315.6 million at March 31, 2012. Securities sold under agreement to repurchase are entered into with in market commercial customers that generally maintain a full relationship with the Bank, in the form of lending facilities and other deposit products. We invest these funds in short-term liquid assets, such as interest-bearing deposits held at the Federal Reserve Bank, and investment securities available-for-sale.

The most significant decrease in loans, net was $68.0 million, or 20.8%, in our real estate construction portfolio. The Company has significantly reduced its concentration in real estate construction loans, both residential and commercial, from 15.4% of total loans, net at December 31, 2011, to 12.3% at March 31, 2012. Loan growth has been favorable in our real estate non-farm, non-residential portfolio, real estate one-to-four family residential, and real estate multi-family residential increasing sequentially $32.8 million, $10.7 million, and $4.5 million, respectively.

The decrease in investment securities is the result of holding a larger percentage of short-term investments in cash and cash equivalents, as compared to investment securities. We held 20.2% of our total assets in the investment security portfolio at March 31, 2012, compared to 21.3% at December 31, 2011. We expect the current level of investment securities as a percentage of total assets will decline over time as the mix between investment securities and loans will change due to anticipated growth in our loan portfolio.

Loans held-for-sale decreased $10.3 million in the linked quarter to $8.2 million at March 31, 2012, compared to $18.5 in the linked quarter. The level of loans held-for-sale quarter-over-quarter is driven by various market and economic conditions, including mortgage loan demand in our housing markets, and the interest rate environment.

Investment Securities

Investment securities were $598.2 million representing a decrease of $26.8 million sequentially from December 31, 2011. During the first quarter of 2012, the Company sold $57.3 million of investment securities resulting in a $2.6 million gain on sale of securities. The company did not sell any investment securities during the preceding quarter. The purchase of investment securities made during the current quarter were predominantly at a premium to book value in short-term, pass-through securities, with an average life of three to four years or less. This strategy positions the Company with strong liquid assets to maintain a constant flow of funds to support future loan growth and to provide repricing opportunities if rates begin to rise over the next few years.

As of March 31, 2012, the Company transferred its held-to-maturity investment portfolio with an amortized cost of $30.0 million and a fair value of $32.5 million, to its available-for-sale investment portfolio. As a result, an unrealized gain of $1.7 million, net of tax, was recorded in stockholders’ equity as accumulated other comprehensive income. The transfer does not represent a change in the Company’s investment strategy, merely a reclassification of securities to align with management’s intention to hold all securities in its portfolio as available-for-sale. The investment portfolio also contains four pooled trust preferred securities with an amortized cost of $5.6 million, for which the Company performs a quarterly analysis to determine whether any other-than-temporary impairment exists. The analysis includes stress tests on the underlying collateral and cash flow estimates based on the current and projected future levels of deferrals and defaults within each pool. There has been no recorded impairment loss since the first quarter of 2011, which included an impairment loss of $732 thousand.

Loans

Loans, net of allowance for loan losses, decreased $20.8 million, or 1.0%, from $2.12 billion at December 31, 2011, to $2.10 billion at March 31, 2012. The sequential decline in loans was driven primarily by an intentional $68.0 million decrease in real estate construction loans, both commercial and residential, as the Company continues to closely monitor this type of lending, resolve problem loans in this category, and re-orient lending activities toward building a greater market share in commercial loans, owner-occupied and select income property commercial real estate loans, multi-family residential loans and one-to-four family residential loans to better balance and diversify the loan portfolio. The sequential decline in real estate construction loans offset $13.1 million and $19.7 million sequential increases in owner-occupied and non-owner-occupied commercial mortgages, respectively, as well as $4.5 million and $10.7 million sequential increases in multi-family and one-to-four family residential loans, respectively. Commercial loans declined $4.6 million, as year-end credit line borrowings initiated by closely-held companies to defer cash basis taxes, were repaid. Lending efforts for the remainder of 2012, will continue to be focused on building greater market share in commercial lending, especially in sectors forecast for growth, such as government contract lending, professional practices and associations and select service industries, with strategic hiring, marketing campaigns and calling efforts.

Loans held-for-sale

Loans held-for-sale, which are originated by our mortgage division and intended for sale in the secondary market, decreased $10.3 million from $18.5 million at December 31, 2011, to $8.2 million at March 31, 2012. The decrease in loans held-for-sale was mostly related to a temporary backlog at our correspondent banks during the fourth quarter of 2011, created as a result of a large correspondent bank exiting the correspondent channel for mortgage loans. Loans sold to correspondent banks are subject to repurchase as a result of specific events outlined in the correspondent purchase agreements. The repurchase events, include but are not limited too, deficiencies in documentation standards, and defaults or pay-offs within a specified period of time. The Company did not maintain a reserve for repurchase at March 31, 2012, and December 31, 2011, and has historically experienced an insignificant amount of repurchases.

Deposits

Total deposits at March 31, 2012, were $2.24 billion, a decrease $54.3 million, or 2.4%, from December 31, 2011 to March 31, 2012. The decrease was driven by reductions in time deposits of $51.6 million, or 6.6%. The reduction in time deposits was intentional and resulted from a series of interest rate reductions that began in late 2011 and continued into 2012. The interest rate reductions made to customer deposit products has been very successful in lowering the cost of deposit funding; however, did not have a material impact on the amount of core deposits, defined as total deposits less time deposits, maintained on our balance sheet. As a result, the cost of total interest-bearing deposits declined from 1.18% for the fourth quarter of 2011 to 1.03% for the first quarter of 2012. Including non-interest bearing demand deposits, our total cost of deposits was 0.87% for the first quarter 2012 and 1.01% for the fourth quarter 2011. Core deposits decreased $2.7 million, or 0.2%, in the first quarter of 2012. The Company’s deposit mix continues to be weighted heavily in lower cost non-interest bearing demand deposits, savings and interest-bearing demand deposits, which comprised 67.4% of total deposits at March 31, 2012, compared to 65.9% at December 31, 2011.

Capital Levels and Stockholders’ Equity

On March 31, 2011, the Company issued 426,000 shares of its common stock at a price of $5.87 per share in a registered direct placement with a Company director for total gross proceeds of approximately $2.5 million. In addition, the Company issued to the investor, warrants exercisable for shares of common stock, which, if fully exercised, would provide an additional $4.8 million in gross proceeds to the Company. The warrants each had an exercise price of $5.62 per share. The Series A warrants, exercisable for a total of 426,000 shares of common stock, were exercisable for a period of seven months following the closing date. The Series B warrants, also exercisable for a total of 426,000 shares of common stock, were exercisable for a period of twelve months following the closing date. The 426,000 Series A warrants were exercised in full before they expired. In March 2012, the remaining 426,000 Series B warrants were also exercised.

On September 29, 2010, the Company issued 1,904,766 shares of its common stock at a price of $5.25 per share in a registered direct placement with several institutional investors for total gross proceeds of $10.0 million. In addition, the Company issued to the investors warrants exercisable for shares of common stock. The warrants each had an exercise price of $6.00 per share, which represented a 14.3% premium to the offering price of the shares of common stock sold in the registered direct placement. The Series A warrants were exercisable through April 30, 2011, and 130,851 were exercised as of that date. The 952,383 Series B warrants originally were to expire on September 29, 2011, but on September 27, 2011, the expiration date of 904,764 of the Series B Warrants was extended to January 27, 2012, with 47,619 warrants having been exercised prior to the warrant extension. Following the extension, during the fourth quarter of 2011, an additional 47,619 Series B warrants were exercised. During January 2012, the remaining 857,155 Series B warrants were exercised.

Stockholders’ equity increased $12.9 million, or 4.5%, from $283.8 million at December 31, 2011, to $296.6 million at March 31, 2012, with approximately $7.3 million in net proceeds from the above referenced stock issuances, net income to common stockholders of $4.8 million for the first quarter 2012, a $386 thousand decrease in other comprehensive income related to the investment securities portfolio, $475 thousand in the accretion of the discount on preferred stock and $717 thousand in proceeds and tax benefits related to the exercise of options by the Company’s directors and officers, and stock option expense credits. Sequentially, the Company’s Tier 1 and total qualifying capital ratios are each up 100 basis points from December 31, 2011, to 15.55% and 16.81%, respectively, due to lower levels of risk-weighted assets and increased equity during the first quarter of 2012, and its tangible common equity ratio is up 38 basis points primarily due to increases in equity during the first quarter of 2012.

Liquidity

The Company’s principal source of liquidity and funding is its customer deposit base. The level of deposits necessary to support the Company’s lending and investment activities is determined through monitoring loan demand. Considerations in managing the Company’s liquidity position include, but are not limited to, scheduled cash flows from existing loans and investment securities, anticipated deposit activity including the maturity of time deposits, pricing and dollar amount of in-market customer deposits, use of wholesale funding such as Certificate of Deposit Account Registry Service (“CDARS”) reciprocal deposits, borrowing capacity at the FHLB, and projected needs from anticipated extensions of credit. The Company’s liquidity position is monitored daily by management to maintain a level of liquidity that can efficiently meet current needs and is evaluated for both current and longer term needs as part of the asset/liability management process. On a monthly basis, the Asset/Liability Committee (“ALCO”) of the board of directors reviews a comprehensive liquidity analysis and updates the Company’s liquidity strategy as necessary.

The Company has taken a very prudent and disciplined approach to wholesale funding as a source of liquidity. Our successful strategy in gathering in-market customer deposits to fund loan growth has limited our reliance on wholesale funding. Wholesale funding sources include, but are not limited to, Federal funds, public funds (such as state and local municipalities), FHLB advances, and brokered deposits. We have set limits on the use of wholesale funding sources, which includes limiting brokered deposits to no more than $50.0 million maturing in any one-month and to no more than 10.0% of total deposits maturing within one-year.

As of March 31, 2012, and March 31, 2011, we did not have any brokered deposits, other than CDARS reciprocal deposits, on our balance sheet. CDARS reciprocal deposits are deposits that have been placed into a deposit placement service which allows us to place our customers’ funds in FDIC-insured time deposits at other banks and at the same time, receive an equal sum of funds from customers of other banks within the deposit placement service. CDARS reciprocal deposits of $70.9 million and $95.5 million are included in our time deposit portfolio and account for 3.2% and 4.2% of our total deposits at March 31, 2012, and December 31, 2011, respectively. Time deposits comprise approximately $729.1 million, or 32.6%, of our total deposit liabilities at March 31, 2012.

The Company measures total liquidity through cash and cash equivalents, investment securities available-for-sale, mortgage loans held-for-sale, other loans and investment securities maturing within one year, less securities pledged as collateral for repurchase agreements, public deposits and other purposes, and less any outstanding Federal funds purchased. These liquidity sources decreased $29.1 million, or 3.7%, from $781.2 million at December 31, 2011, to $752.1 million at March 31, 2012, primarily due to a $93.0 million increase in securities pledged as collateral for repurchase agreements, partially offset by a $65.0 million increase in interest-bearing deposit accounts at other banks. Additional sources of liquidity available to the Bank include the capacity to borrow funds through established short-term lines of credit with various correspondent banks and the Federal Home Loan Bank of Atlanta. See Note 8 to the Consolidated Financial Statements for further information regarding these additional liquidity sources.

It is our opinion that our liquidity position at March 31, 2012, is adequate to respond to fluctuations “on” and “off” balance sheet. In addition, we know of no trends, demands, commitments, events or uncertainties that may result in, or that are reasonably likely to result in our inability to meet anticipated or unexpected liquidity needs.

Off-Balance Sheet Arrangements

The Company enters into certain off-balance sheet arrangements in the normal course of business to meet the financing needs of its customers. These off-balance sheet arrangements include unfunded lines of credit, commitments to extend credit, standby letters of credit and financial guarantees, totaling $560.4 million and $539.2 million as of March 31, 2012, and December 31, 2011, respectively. These arrangements would impact the Company’s liquidity and capital resources to the extent customers accept and/or use these commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. With the exception of these off-balance sheet arrangements, and the Company’s obligations in connection with its trust preferred securities, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors.

Unfunded lines of credit and commitments to extend credit amounted to $517.3 million at March 31, 2012, and $498.1 million at December 31, 2011, represent legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Unfunded lines of credit and commitments to extend credit were $507.2 million and $10.1 million at March 31, 2012, and were $478.3 million and $19.8 million at December 31, 2011. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At March 31, 2012, and December 31, 2011, the Company had $43.1 million and $41.1 million, respectively, in outstanding standby letters of credit.

Contractual Obligations

Since December 31, 2011, there have been no significant changes in the Company’s contractual obligations.

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

We are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on our financial condition and the consolidated financial statements. Both the Company’s and the Bank’s capital levels continue to meet regulatory requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios. Tier 1 capital consists of common and qualifying preferred stockholders’ equity, less goodwill, and for the Company includes certain minority interests relating to bank subsidiary issued shares, and a limited amount of restricted core capital elements. Restricted core capital elements include qualifying cumulative preferred stock interests, certain minority interests in subsidiaries and qualifying trust preferred securities. All of the $71.0 million in preferred stock interests issued to the Treasury under the Capital Purchase Program qualify as Tier 1 capital. Total risk-based capital consists of Tier 1 capital, qualifying subordinated debt, and a portion of the allowance for loan losses, and for the Company, a limited amount of excess restricted core capital elements. Risk-based capital ratios are calculated with reference to risk-weighted assets. The leverage ratio compares Tier 1 capital to total average assets. The Bank’s Tier 1 risk-based capital ratio was 14.93% at March 31, 2012, compared to 14.21% at December 31, 2011, and its total risk-based capital ratio was 16.19% at March 31, 2012, compared to 15.47% at December 31, 2011. These ratios are in excess of the minimum regulatory requirement of 4.00% and 8.00%, respectively. The Bank’s leverage ratio was 11.70% at March 31, 2012, compared to 11.40% at December 31, 2011, and in excess of the minimum regulatory requirement of 4.00%. The Company’s Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage ratio was 15.55%, 16.81%, and 12.12%, respectively, at March 31, 2012, compared to 14.55%, 15.81%, and 11.61% at December 31, 2011. In addition the Company’s and the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the regulations. The increases in these capital ratios year-over-year are due to additional capital raised, net income generated by operations and lower levels of risk-weighted assets.

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

Guidance by the federal banking regulators provides that banks which have concentrations in construction, land development or commercial real estate loans (other than loans for majority owner occupied properties) would be expected to maintain higher levels of risk management and, potentially, higher levels of capital. It is possible that we may be required to maintain higher levels of capital than we would otherwise be expected to maintain as a result of our levels of construction, development and commercial real estate loans.

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Federal Reserve has revised the capital treatment of trust preferred securities to provide that, beginning in 2011, such securities can be counted as Tier 1 capital at the holding company level, together with other restricted core capital elements, up to 25% of total capital (net of goodwill), and any excess as Tier 2 capital, subject to limitation. At March 31, 2012, trust preferred securities represented 18.2% of the Company’s Tier 1 capital and 16.8% of its total risk-based capital. See Note 9 to the Consolidated Financial Statements for further information regarding trust preferred securities.

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

On March 31, 2011, the Company issued 426,000 shares of its common stock at a price of $5.87 per share in a registered direct placement with a Company director for total gross proceeds of approximately $2.5 million. In addition, the Company issued to the investor, warrants exercisable for shares of common stock, which, if fully exercised, would provide an additional $4.8 million in gross proceeds to the Company. The warrants each had an exercise price of $5.62 per share. The Series A warrants, exercisable for a total of 426,000 shares of common stock, were exercisable for a period of seven months following the closing date. The Series B warrants, also exercisable for a total of 426,000 shares of common stock, were exercisable for a period of twelve months following the closing date. The 426,000 Series A warrants were exercised in full before they expired. In March 2012, the remaining 426,000 Series B warrants were also exercised.

On September 29, 2010, the Company issued 1,904,766 shares of its common stock at a price of $5.25 per share in a registered direct placement with several institutional investors for total gross proceeds of $10.0 million. In addition, the Company issued to the investors warrants exercisable for shares of common stock. The warrants each had an exercise price of $6.00 per share, which represented a 14.3% premium to the offering price of the shares of common stock sold in the registered direct placement. The Series A warrants were exercisable through April 30, 2011, and 130,851 were exercised as of that date. The 952,383 Series B warrants originally were to expire on September 29, 2011, but on September 27, 2011, the expiration date of 904,764 of the Series B Warrants was extended to January 27, 2012, with 47,619 warrants having been exercised prior to the warrant extension. Following the extension, during the fourth quarter of 2011, an additional 47,619 Series B warrants were exercised. During January 2012, the remaining 857,155 Series B warrants were exercised.

Please refer to Note 9 to the Consolidated Financial Statements for additional information regarding the issuance in 2008 of $25 million of trust preferred securities and warrants to purchase 1.5 million shares of the Company’s common stock to certain directors and executive officers of the Company.

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.” The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this ASU are effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (IASB) to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments are effective for interim and annual periods beginning after December 15, 2011, with prospective application. Early application is not permitted. The Company has included the required disclosures in its consolidated financial statements.

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

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.” This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not expect the adoption of ASU 2011-11 to have a material impact on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has included the required disclosures in its consolidated financial statements.

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

We use a duration gap of equity approach to manage our long-term interest rate risk. This approach uses a model which generates estimates of the change in our market value of portfolio equity (“MVPE”) over a range of interest rate scenarios. Given the current low interest rate environment, we limited the downward shock to 100 basis points. MVPE is the present value of expected cash flows from assets and liabilities using various assumptions about estimated loan prepayment rates, reinvestment rates and deposit decay rates all discounted to a measurement date.

Our short term interest rate sensitivity is managed through the use of a model that generates estimates of the change in the net interest income when interest rates are shocked upward and downward from the base case. Given the current rate environment, we limited the downward change to 100 basis points. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. The model captures the timing of the repricing of interest sensitive assets and interest sensitive liabilities as well as the degree of change (“beta”) in the interest rates of particular asset and liability products that occurs as interest rates move upward or downward. The model assumes that the composition of the interest sensitive assets and interest sensitive liabilities existing at March 31, 2012, remains constant over a two year period (base case) and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.

The following table provides an analysis of our interest rate risk as measured by the estimated change in MVPE and net interest income from the base case, resulting from instantaneous and sustained parallel shifts in interest rates as of March 31, 2012:

Interest Rate Scenario	Sensitivity of Market Value of Portfolio Equity March 31, 2012 Market Value of Portfolio Equity Percent Change from Base	Sensitivity of Net Interest Income March 31, 2012 Net Interest Income Percent Change from Base
Up 200 bps	-14.6%	+3.4%
Up 300 bps	-22.2%	+5.2%
Down 100 bps	+3.1%	-7.2%

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

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports that the company files with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information required to be set forth in the Company’s periodic reports.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS – None

Item 1A. RISK FACTORS

There have been no material changes in the risk factors faced by the Company from those disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities.– None

(b)	Use of Proceeds.– Not Applicable.

(c)	Issuer Purchases of Securities.– None

Item  3. DEFAULTS UPON SENIOR SECURITIES – None

Item 4. MINE SAFETY DISCLOSURES – None

Item 5. OTHER INFORMATION

(a)	Required 8-K Disclosures. None

(b)	Changes in Procedures for Director Nominations by Securityholders. None

Item 6. EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation of Virginia Commerce Bancorp, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

3.2	Articles of Amendment to the Articles of Incorporation relating to the Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 15, 2008)

3.3	Amended and Restated By-laws of Virginia Commerce Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 27, 2007)

3.4	Amendment to the Amended and Restated By-laws of Virginia Commerce Bancorp, Inc. (incorporated by reference to exhibit 3.4 to the Company’s Current Report on Form 8-K filed on January 28, 2011)

10.14	Employment Agreement, dated as of March 1, 2012, by and among Virginia Commerce Bancorp, Inc., Virginia Commerce Bank and Peter A. Converse (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on March 7, 2012)

10.15	Employment Agreement, dated as of March 1, 2012, between Virginia Commerce Bancorp, Inc., Virginia Commerce Bank and Mark S. Merrill (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on March 7, 2012)

10.16	Employment Agreement, dated as of March 1, 2012, between Virginia Commerce Bank and Richard B. Anderson, Jr. (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on March 7, 2012)

10.17	Employment Agreement, dated as of March 1, 2012, between Virginia Commerce Bank and Steven A. Reeder (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on March 7, 2012)

10.18	Employment Agreement, dated as of March 1, 2012, between Virginia Commerce Bank and Patricia M. Ostrander (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed on March 7, 2012)

10.19	Employment Agreement, dated as of March 1, 2012, between Virginia Commerce Bank and Christopher J. Ewing (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed on March 7, 2012)

10.21	Form of Restricted Stock Agreement (for non-employee director) under the Virginia Commerce Bancorp, Inc. 2010 Equity Plan (approved February 22, 2012) (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on March 14, 2012)

10.22	Form of Restricted Stock Agreement (for employee) under the Virginia Commerce Bancorp, Inc. 2010 Equity Plan (approved February 22, 2012) (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 14, 2012)

10.23	Form of Tarp-Compliant Restricted Stock Agreement (for employee) under the Virginia Commerce Bancorp, Inc. 2010 Equity Plan (approved February 22, 2012) (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on March 14, 2012)

31.1	Certification of Peter A. Converse, President and Chief Executive Officer

31.2	Certification of Mark S. Merrill, Executive Vice President and Chief Financial Officer

32.1	Certification of Peter A. Converse, President and Chief Executive Officer

32.2	Certification of Mark S. Merrill, Executive Vice President and Chief Financial Officer

101	The following materials from Virginia Commerce Bancorp, Inc.’s quarterly report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virginia Commerce Bancorp, Inc.
(Registrant)

Date: May 9, 2012	BY	/s/ Peter A. Converse
Peter A. Converse, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2012	BY	/s/ Mark S. Merrill
Mark S. Merrill, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)