Form 10-Q
period 2012-06-30
VIRGINIA COMMERCE BANCORP INC
filed 2012-08-08
CIK 1099305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 2, 2012, the number of outstanding shares of registrant’s common stock, par value $1.00 per share, was: 31,824,257.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	(Unaudited) June 30, 2012	(Audited) December 31, 2011
Assets
Cash and due from banks	$57,653	$31,569
Interest bearing deposits in other banks	152,129	51,000

Cash and cash equivalents	209,782	82,569
Investment securities available-for-sale, at fair value	566,688	593,064
Investment securities held-to-maturity, at amortized cost (fair value of $34,431)	—	31,892
Restricted investments, at cost	11,272	11,214
Loans held-for-sale	12,851	18,485
Loans, net of allowance for loan losses of $46,632 and $48,729	2,131,572	2,120,291
Premises and equipment, net	10,646	11,413
Accrued interest receivable	9,334	10,007
Other real estate owned, net of valuation allowance of $6,571 and $6,517	14,018	8,925
Bank-owned life insurance	14,126	14,017
Other assets	36,987	36,641

Total assets	$3,017,276	$2,938,518

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing demand	$383,714	$337,937
Savings and interest-bearing demand deposits	1,186,107	1,173,568
Time deposits	681,871	780,653

Total deposits	$2,251,692	2,292,158
Securities sold under agreement to repurchase	364,568	263,273
Other borrowed funds	25,000	25,000
Trust preferred capital notes	66,698	66,570
Accrued interest payable	2,079	2,418
Other liabilities	3,945	5,328

Total liabilities	$2,713,982	$2,654,747

Stockholders’ Equity
Preferred stock, net of discount, $1.00 par value per share, 1,000,000 shares authorized, Series A; $1,000 stated value; 71,000 issued and outstanding at June 30, 2012, and December 31, 2011	$68,146	$67,195
Common stock, $1.00 par value per share, 50,000,000 shares authorized, 31,812,914 issued and outstanding at June 30, 2012, including 113,717 in unvested shares and 30,263,672 issued and outstanding at December 31, 2011, including 49,998 in unvested shares	31,699	30,214
Surplus	117,721	111,042
Warrants	8,520	8,520
Retained earnings	72,135	60,999
Accumulated other comprehensive income, net	5,073	5,801

Total stockholders’ equity	$303,294	$283,771

Total liabilities and stockholders’ equity	$3,017,276	$2,938,518

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands of dollars except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest and dividend income:
Interest on loans, including fees	$30,427	$31,765	$61,048	$63,688
Interest and dividends on investment securities:
Taxable	2,452	3,131	5,096	$5,992
Tax-exempt	586	592	1,174	1,184
Dividend on restricted investments	104	96	205	192
Interest on deposits in other banks	74	—	125	—
Federal funds sold	—	54	—	99

Total interest and dividend income	$33,643	$35,638	$67,648	$71,155

Interest expense:
Interest on deposits	$4,465	$6,670	$9,407	$13,693
Interest on securities sold under agreement to repurchase	1,014	960	2,051	1,894
Interest on other borrowed funds	268	268	537	534
Interest on trust preferred capital notes	979	952	1,957	2,063

Total interest expense	$6,726	$8,850	$13,952	$18,184

Net interest income	$26,917	$26,788	$53,696	$52,971
Provision for loan losses	3,162	1,434	9,156	7,277

Net interest income after provision for loan losses	$23,755	$25,354	$44,540	$45,694

Non-interest income:
Service charges on deposits	$875	$799	$1,756	$1,591
Non-deposit investment services commissions	242	460	494	713
Gain on sale of mortgage loans held-for-sale	830	534	1,831	1,055
Gain on sale of investment securities available-for-sale	1,328	—	3,920	503
Total other-than-temporary impairment losses on investment securities	—	—	—	(2,948)
Portion of loss recognized in other comprehensive income	—	—	—	2,216

Net impairment losses on investment securities	—	—	—	(732)
Increase in cash surrender value of bank-owned life insurance	54	424	109	486
Other income	92	39	260	116

Total non-interest income	$3,421	$2,256	$8,370	$3,732

Non-interest expense:
Salaries and employee benefits	$7,239	$6,426	$15,024	$13,085
Premises and equipment expenses	2,341	2,243	4,762	4,713
FDIC insurance	833	1,241	1,828	2,530
Loss on other real estate owned	881	320	1,707	476
Other real estate owned expenses	262	207	580	339
Franchise tax expense	750	774	1,500	1,546
Data processing expenses	675	635	1,328	1,290
Other operating expenses	2,576	2,674	5,455	4,991

Total non-interest expense	$15,557	$14,520	$32,184	$28,970

Income before provision for income taxes	$11,619	$13,090	$20,726	$20,456
Provision for income taxes	3,899	4,254	6,864	6,653

Net income	$7,720	$8,836	$13,862	$13,803

Effective dividend on preferred stock	1,363	1,348	2,726	$2,663

Net income available to common stockholders	$6,357	$7,488	$11,136	$11,140

Earnings per common share, basic	$0.20	$0.25	$0.35	$0.38
Earnings per common share, diluted	$0.19	$0.24	$0.33	$0.36

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Income	$7,720	$8,836	$13,862	$13,803
Other Comprehensive Income:
Unrealized net gains on investment securities available-for-sale, net of tax (1)	521	4,899	157	5,574
Reclassification adjustment for transfer of investment securities from held-to-maturity to available-for-sale, net of tax of $895 in 2012	—	—	1,663	—
Reclassification adjustment for gains on sale of investment securities, net of tax (2)	(863)	—	(2,548)	(327)
Reclassification adjustment for impairment loss on investment securities, net of tax $256 in 2011	—	—	—	476

Total Other Comprehensive Income (Loss)	(342)	4,899	(728)	5,723

Total Comprehensive Income	$7,378	$13,735	$13,134	$19,526

(1)	Net of tax of $280 and $2,635 for the three months ended June 30, 2012 and 2011, respectively and $85 and $2,998 for the six months ended June 30, 2012 and 2011, respectively.
(2)	Net of tax of $(465) for June 30, 2012 and $(1,372) and $(176) for the six months ended June 30, 2012 and 2011, respectively.

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Preferred Stock	Common Stock	Surplus	Warrants	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, January 1, 2011	$65,445	$28,954	$105,056	$8,520	$39,208	$(1,589)	$245,594
Net income					13,803		13,803
Other comprehensive income						5,723	5,723
Capital common stock issued	—	426	2,075	—	—	—	2,501
Stock options/warrants exercised	—	266	727	—	—	—	993
Stock option expense	—	—	284	—	—	—	284
Discount on preferred stock	889	—	—	—	(889)	—	—
Dividend on preferred stock	—	—	—	—	(1,774)	—	(1,774)

Balance, June 30, 2011	$66,334	$29,646	$108,142	$8,520	$50,348	$4,134	$267,124

Balance, January 1, 2012	$67,195	$30,214	$111,042	$8,520	$60,999	$5,801	$283,771
Net income					13,862		13,862
Other comprehensive (loss)						(728)	(728)
Capital common stock issued		426	1,968				2,394
Stock options/warrants exercised	—	1,059	4,442	—	—	—	5,501
Stock option expense	—	—	269	—	—	—	269
Discount on preferred stock	951	—	—	—	(951)	—	—
Dividend on preferred stock	—	—	—	—	(1,775)	—	(1,775)

Balance, June 30, 2012	$68,146	$31,699	$117,721	$8,520	$72,135	$5,073	$303,294

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,862	$13,803
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,118	1,108
Provision for loan losses	9,156	7,277
Stock based compensation expense	269	284
Deferred tax expense (benefit)	(962)	4,664
Accretion of trust preferred securities discount	128	128
Amortization of security premiums and accretion of security discounts, net	4,244	400
Loans originated for sale	(85,691)	(53,500)
Sales of loans	89,741	56,798
(Gain) loss on sale of loans	1,584	(916)
Loss on sale/valuation of OREO	1,707	476
Gain on sale of investment securities available-for-sale	(3,920)	(503)
Impairment loss on investment securities	—	732
Changes in other assets and other liabilities:
(Increase) decrease in accrued interest receivable	673	(20)
Decrease in other assets	900	7,252
Increase (decrease) in other liabilities	(1,383)	1,700
Decrease in accrued interest payable	(339)	(151)

Net Cash Provided By Operating Activities	$31,087	$39,532

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in loans	$(28,644)	$42,502
Purchase of investment securities available-for-sale	(262,649)	(173,676)
Proceeds from principal payments, calls and maturities on investment securities available-for-sale	190,091	67,359
Proceeds from principal payments, calls and maturities on investment securities held-to-maturity	1,873	3,061
Sales of investment securities available-for-sale	127,508	12,645
(Purchase) redemption of FHLB stock	(58)	265
Purchase of premises and equipment	(351)	(434)
Proceeds from sale of other real estate owned	1,407	6,862

Net Cash Provided By (Used In) Investing Activities	$29,177	$(41,416)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand, NOW, money market and savings accounts	$58,316	$9,067
Net increase in time deposits	(98,782)	(2,526)
Net increase in securities sold under agreement to repurchase	101,295	26,379
Proceeds from exercise of stock options and warrants	5,501	993
Net proceeds from issuance of common stock	2,394	2,501
Dividend paid on preferred stock	(1,775)	(1,774)

Net Cash Used In Financing Activities	$66,949	$34,640

Net Increase In Cash and Cash Equivalents	127,213	32,756
CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	82,569	47,387

CASH AND CASH EQUIVALENTS—END OF PERIOD	$209,782	$80,143

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$6,346	$—
Interest paid	14,291	18,335
Supplemental Schedule of Noncash Investing Activities:
Unrealized gain (loss) on available-for-sale securities	$(3,678)	$8,801
Unrealized gain on securities transferred from held-to-maturity to available-for-sale	2,558	—
OREO transferred from loans	13,105	4,863
Loans made on the disposition of OREO	4,898	8,378

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

The accompanying unaudited consolidated financial statements of Virginia Commerce Bancorp, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions as of June 30, 2012 and December 31, 2011, the results of operations for the three and six months ended June 30, 2012 and 2011, statements of comprehensive income for the six month periods ended June 30, 2012 and 2011, and statements of cash flows and stockholders’ equity for the three and six months ended June 30, 2012 and 2011. These statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2011. In preparing these financial statements, management has evaluated subsequent events and transactions for potential recognition or disclosure through the date these financial statements were issued. Management has concluded there were no material subsequent events to be disclosed at this time.

Operating results for the three and six month periods ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or any other period. Reclassifications of prior years’ amounts are made whenever necessary to conform to the current years’ presentation.

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

Level 1—Valuation is based on quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2—Valuation is based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. The valuation may be based on quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3—Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which determination of fair value requires significant management judgment or estimation.

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis for June 30, 2012, and December 31, 2011, respectively (dollars in thousands):

		Carrying value at at June 30, 2012
Description	Balance as of June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available-for-sale
U.S. Government Treasury obligations	$19,999	$—	$19,999	$—
U.S. Government Agency obligations	$448,297	$—	$448,297	$—
Pooled trust preferred securities	$556	$—	$556	$—
Obligations of states and political subdivisions	$97,836	$—	$97,836	$—

		Carrying value at December 31, 2011
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available-for-sale
U.S. Government Agency obligations	$523,987	$—	$523,987	$—
Pooled trust preferred securities	$456	$—	$456	$—
Obligations of states and political subdivisions	$68,621	$—	$68,621	$—

At June 30, 2012, and December 31, 2011, the Company did not have any liabilities measured at fair value on a recurring basis.

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

Loans held-for-sale: Loans held-for-sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held-for-sale during the periods ended June 30, 2012, and December 31, 2011. Gains and losses on the sale of loans are recognized in fees and net gains on loans held-for-sale on the Consolidated Statements of Income.

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis for June 30, 2012, and December 31, 2011, respectively (dollars in thousands):

		Carrying value at June 30, 2012
Description	Balance as of June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$92,653	$878	$67,677	$24,098
Other real estate owned	$14,018	$—	$7,136	$6,882

		Carrying value at December 31, 2011
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$83,207	$750	$74,078	$8,379
Other real estate owned	$8,925	$—	$4,257	$4,668

The changes in Level 3 assets measured at estimated fair value on a nonrecurring basis during the six months ended June 30, 2012, were as follows (dollars in thousands):

	Carrying value at June 30, 2012
	Impaired Loans	Other Real Estate Owned
Balance—January 1, 2012	$8,379	$4,668
Decrease in carrying value (included in earnings)	326	—
Transfers into Level 3	20,941	2,214
Transfers out of Level 3	4,896	—

Balance—June 30, 2012	$24,098	$6,882

At June 30, 2012 and December 31, 2011, the Company did not have any liabilities measured at fair value on a nonrecurring basis.

The following table displays quantitative information about Level 3 Fair Value Measurements for June 30, 2012 (dollars in thousands):

Quantitative information about Level 3 Fair Value Measurements for June 30, 2012
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range
Impaired loans		Discounted appraised value	Selling cost Discount for lack of marketability and age of appraisal	5% - 10%
0% -35%

		Discounted cash flow	Discount for expected levels of future cash flows	10% -25%

Other real estate owned		Discounted appraised value	Selling cost Discount for lack of marketability and age of appraisal	5% - 10%
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

Bank-Owned Life Insurance

Bank-owned life insurance represents insurance policies on officers, directors and past employees of the Bank. The cash values of the policies are estimates using information provided by insurance carriers. These policies are carried at their cash surrender value, which approximates the fair value.

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

Deposits and Borrowings

The fair value of non-interest-bearing demand, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. For all other deposits and borrowings, the fair value is determined using the discounted cash flow method. The discount rate was equal to the rate currently offered on similar products.

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

At June 30, 2012, and December 31, 2011, the fair value of loan commitments and stand-by letters of credit were deemed immaterial, and therefore, are not included in the table below.

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

The balance sheet carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

		Fair Value Measurements as of June 30, 2012, using
(Dollars in thousands)	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and short-term investments	$209,782	$209,782	$—	$—
Investment securities	566,688	—	566,688	—
Restricted stock	11,272	—	11,272	—
Loans held-for-sale	12,851	—	12,851	—
Loan receivables	2,131,572	878	2,225,902	$24,098
Bank-owned life insurance	14,126	14,126	—	—
Accrued interest receivable	9,334	—	9,334	—

Financial liabilities:
Deposits	$2,251,692	$—	$2,268,692	$—
Securities sold under agreement to repurchase	364,568	306,237	75,000	—
Other borrowed funds	25,000	—	25,236	—
Trust preferred capital notes	66,698	—	111,513	—
Accrued interest payable	2,079	—	2,079	—

		Fair Value Measurements as of December 31, 2011, using
(Dollars in thousands)	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and short-term investments	$82,569	$82,569	$—	$—
Investment securities	624,956	—	627,495	—
Restricted stock	11,214	—	11,214	—
Loans held-for-sale	18,485	—	18,485	—
Loan receivables	2,120,291	750	2,114,199	8,379
Bank-owned life insurance	14,017	14,017	—	—
Accrued interest receivable	10,007	—	10,007	—

Financial liabilities:
Deposits	$2,292,158	$—	$2,311,842	$—
Securities sold under agreement to repurchase	263,273	206,145	75,000	—
Other borrowed funds	25,000	—	25,733	—
Trust preferred capital notes	66,570	—	103,680	—
Accrued interest payable	2,418	—	2,418	—

2. Investment Securities

Amortized cost and fair value of the investment securities available-for-sale and held-to-maturity as of June 30, 2012, and December 31, 2011, are as follows (dollars in thousands). As of March 31, 2012, the Company transferred its held-to-maturity investment portfolio with an amortized cost of $30.0 million and a fair value of $32.5 million, to its available-for-sale investment portfolio.

June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale:
U.S. Government Treasury obligations	$20,000	$—	$(1)	$19,999
U.S. Government Agency obligations	442,028	6,693	(424)	448,297
Pooled trust preferred securities	5,587	240	(5,271)	556
Obligations of states and political subdivisions	91,269	6,569	(2)	97,836

Total Investment securities available-for-sale	$558,884	$13,502	$(5,698)	$566,688

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale:
U.S. Government Agency obligations	$514,961	$9,455	$(429)	$523,987
Pooled trust preferred securities	5,526	56	(5,126)	456
Obligations of states and political subdivisions	63,652	4,997	(28)	68,621

Total Investment securities available-for-sale	$584,139	$14,508	$(5,583)	$593,064

Held-to-maturity:
U.S. Government Agency obligations	$3,763	$253	$—	$4,016
Obligations of state and political subdivisions	28,129	2,286	—	30,415

Total Investment securities held-to-maturity	$31,892	$2,538	$—	$34,431

The amortized cost of securities pledged as collateral for repurchase agreements, certain public deposits, and other purposes was $425.1 million and $392.8 million at June 30, 2012, and December 31, 2011, respectively.

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

Provided below is a summary of all securities which were in an unrealized loss position at June 30, 2012, and December 31, 2011, that were evaluated for other-than-temporary impairment, and deemed to not have an other-than-temporary impairment. Presently, the Company does not intend to sell any of these securities, does not expect to be required to sell these securities, and expects to recover the adjusted amortized cost of all the securities. For U.S. Government Agency and Treasury obligations and obligations of states and political subdivisions, the unrealized losses result from market or interest rate risk, while the unrealized losses pertaining to the pooled trust preferred securities are due to liquidity discounts, performance and credit ratings, as well as interest rate risk.

June 30, 2012	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government treasury obligations	$19,999	$(1)	$—	$—	$19,999	$(1)
U.S. Government agency obligations	72,996	(424)	—	—	72,995	(424)
Pooled trust preferred securities			339	(5,271)	339	5,271
Obligations of states and political subdivisions	5,610	(2)	—	—	5,610	(2)

	$98,605	$(427)	$339	$(5,271)	$98,944	$(5,698)

December 31, 2011	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government Agency obligations	$74,594	$(429)	$—	$—	$74,594	$(429)
Pooled trust preferred securities	—	—	306	(5,126)	306	(5,126)
Obligations of states and political subdivisions	313	(10)	512	(18)	825	(28)

	$74,907	$(439)	$818	$(5,144)	$75,725	$(5,583)

As of June 30, 2012, the Company had two pooled trust preferred securities that were deemed to be other-than-temporarily impaired (“OTTI”) based on a present value analysis of expected future cash flows. The following table provides further information on these securities as of June 30, 2012 (in thousands):

Security	Class	Current Moody’s Ratings (Lowest Assigned Rating)	Par Value	Book Value/ Fair Value	Unrealized Loss	Current Defaults and Deferrals	% of Current Defaults and Deferrals to Current Collateral	Excess Sub (1)	Estimated Incremental Defaults Required to Break Yield (2)	Cumulative Other Comprehensive (Income) Loss (3)	Amount of OTTI Related to Credit Loss (3)
PreTSL X	B-1	C	$530	$1	$529	193,595	43.9%	-58.4%	BROKEN	$—	$—
PreTSL XXVI	C-2	C	2,152	18	2,134	265,500	29.4%	-21.4%	BROKEN	—	—

Total			$2,682	$19	$2,663					$—	$—

(1)	Excess subordination is the difference between the remaining performing collateral and the amount of bonds outstanding that are pari passu and senior to the class the Company owns. Negative excess subordination indicates there is not enough performing collateral in the pool to cover the outstanding balance of all classes senior to those the Company owns.
(2)	A break in yield for a given class means that defaults/deferrals have reached such a level that the class would not receive all of its contractual cash flows (principal and interest) by maturity (so that it is not just a temporary interest shortfall, but an actual loss in yield on the investment). This represents additional defaults beyond those assumed in our cash flow modeling.
(3)	Pre-tax.

As of June 30, 2012, the Company had one pooled trust preferred security that was deemed to be temporarily impaired based on a present value analysis of expected future cash flows. The security had a fair value of $320 thousand. The following table provides further information on this security as of June 30, 2012 (in thousands):

Security	Class	Current Moody’s Ratings (Lowest Assigned Rating)	Par Value	Book Value/ Fair Value	Unrealized Loss	Current Defaults and Deferrals	% of Current Defaults and Deferrals to Current Collateral	Excess Sub (1)	Estimated Incremental Defaults Required to Break Yield (2)	Cumulative Other Comprehensive Loss (3)	Amount of OTTI Related to Credit Loss (3)
PreTSL XXVII	B	Ca	$2,928	$320	$2,608	$91,800	28.1%	-2.5%	$—	$—	$—

(1)	Excess subordination is the difference between the remaining performing collateral and the amount of bonds outstanding that are pari passu and senior to the class the Company owns. Negative excess subordination indicates there is not enough performing collateral in the pool to cover the outstanding balance of all classes senior to those the Company owns.
(2)	A break in yield for a given class means that defaults/deferrals have reached such a level that the class would not receive all of its contractual cash flows (principal and interest) by maturity (so that it is not just a temporary interest shortfall, but an actual loss in yield on the investment). This represents additional defaults beyond those assumed in our cash flow modeling.
(3)	Pre-tax.

The following table presents a roll-forward of the credit loss component amount of OTTI recognized in earnings:

(in thousands)
Amount recognized through December 31, 2011	$4,200
Additions:
Initial credit impairments	—
Subsequent credit impairments	—

Amount recognized through June 30, 2012	$4,200

Management has evaluated each of these securities for potential impairment under ASC 325 “Investments-Other” and the most recently issued related guidance, and has reviewed each of the issues’ collateral participants’ most recent earnings, capital and loan loss reserve levels, and non-performing loan levels to estimate a future deferral and default rate in basis points for the remaining life of each security. For the quarter ending June 30, 2012, we used a consistent 75 basis points for all PreTSL securities, X, XXVI and XXVII, for expected deferrals and defaults as a percentage of remaining performing collateral for future periods. In performing a detailed present value cash flow analysis for each security, the deferral rate was treated the same. If this analysis results in a present value of expected cash flows that is less than the amortized cost basis of a security (that is, a credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is considered temporary. The Cash flow analysis we performed used discount rates equal to the credit spread at the time of purchase for each security and then added the current 3-month LIBOR forward interest rate curve. The analysis also assumed 15% recoveries on deferrals after two years and prepayments of 1% per year on each security. As of June 30, 2012, there were 33 out of 51 in PreTSL X, 47 out of 70 in PreTSL XXVI, and 33 out of 49 in PreTSL XXVII.

The Company had one additional pooled trust preferred security, PreTSL VI, which did not have an impairment at June 30, 2012, and a fair value of $217 thousand.

Our investment in Federal Home Loan Bank (“FHLB”) stock totaled $6.0 million at June 30, 2012. FHLB stock is generally viewed as a long-term investment and as a restricted security, which is carried at cost, because there is no market for the stock, other than FHLBs or member institutions.

3. Loans

Major classes of loans, excluding loans held-for-sale, are summarized at June 30, 2012, and December 31, 2011, as follows (dollars in thousands):

	June 30, 2012	December 31, 2011
Commercial	$256,614	$252,382
Real estate-one-to-four family residential:
Permanent first and second	277,882	246,420
Home equity loans and lines	123,953	126,530

Total real estate –one-to-four family residential	$401,835	$372,950
Real estate-multi-family residential	84,177	76,506
Real estate-non-farm, non-residential:
Owner-occupied	471,461	460,773
Non-owner-occupied	684,173	672,137

Total real estate-non-farm, non-residential	$1,155,634	$1,132,910
Real estate-construction:
Residential	147,064	151,117
Commercial	123,876	175,300

Total Real estate-construction	$270,940	$326,417
Consumer	8,638	8,592
Farmland	3,573	2,573

Total Loans	$2,181,411	$2,172,330

Less unearned income	3,207	3,310
Less allowance for loan losses	46,632	48,729

Loans, net	$2,131,572	$2,120,291

Classes of loans by risk rating as of June 30, 2012, excluding loans held-for-sale, are summarized as follows (dollars in thousands):

Internal Risk Rating Grades	Pass	Watch	Special Mention	Substandard	Doubtful	Total Loans
Commercial	$188,952	$29,560	$11,729	$24,563	$1,810	$256,614
Real estate-one-to-four family residential:
Permanent first and second	228,273	14,069	10,285	25,141	114	277,882
Home equity loans and lines	110,765	2,851	2,119	5,978	2,240	123,953

Total real estate-one-to-four family residential	$339,038	$16,920	$12,404	$31,119	$2,354	$401,835
Real estate-multi-family residential	80,717	3,460	—	—	—	84,177
Real estate-non-farm, non-residential:
Owner-occupied	367,535	62,369	25,067	16,490	—	471,461
Non-owner-occupied	510,605	102,602	26,174	44,792	—	684,173

Total real estate-non-farm, non-residential	$878,140	$164,971	$51,241	$61,282	$—	$1,155,634
Real estate-construction:
Residential	75,605	22,476	19,807	29,176	—	147,064
Commercial	40,181	18,090	26,702	38,903	—	123,876

Total real estate-construction	$115,786	$40,566	$46,509	$68,079	$—	$270,940
Consumer	8,093	307	165	73	—	8,638
Farmland	3,415	158	—	—	—	3,573

Total	$1,614,141	$255,942	$122,048	$185,116	$4,164	$2,181,411

Classes of loans by risk rating as of December 31, 2011, excluding loans held-for-sale, are summarized as follows (dollars in thousands):

Internal Risk Rating Grades	Pass	Watch	Special Mention	Substandard	Doubtful	Total Loans
Commercial	$172,457	$51,935	$1,506	$22,178	$4,306	$252,382
Real estate-one-to-four family residential:
Permanent first and second	195,786	16,726	7,004	26,904	—	246,420
Home equity loans and lines	111,800	4,937	1,441	6,105	2,247	126,530

Total real estate-one-to-four family residential	$307,586	$21,663	$8,445	$33,009	$2,247	$372,950
Real estate-multi-family residential	71,756	4,274	—	476	—	76,506
Real estate-non-farm, non-residential:
Owner-occupied	357,480	62,766	21,777	18,750	—	460,773
Non-owner-occupied	481,584	111,779	31,361	47,413	—	672,137

Total real estate-non-farm, non-residential	$839,064	$174,545	$53,138	$66,163	$—	$1,132,910
Real estate-construction:
Residential	70,323	30,546	12,984	37,264	—	151,117
Commercial	63,520	59,217	27,395	25,168	—	175,300

Total real estate-construction	$133,843	$89,763	$40,379	$62,432	$—	$326,417
Consumer	8,169	233	119	71	—	8,592
Farmland	2,573	—	—	—	—	2,573

Total	$1,535,448	$342,413	$103,587	$184,329	$6,553	$2,172,330

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

As of June 30, 2012, and December 31, 2011, there were $408 thousand and $166 thousand, respectively, in checking account overdrafts that were reclassified on the consolidated balance sheets as loans.

4. Allowance for Loan Losses

An analysis of the allowance for loan losses for the six months ended June 30, 2012, and the year ended December 31, 2011, is shown below (dollars in thousands):

Allowance for Loan Losses - By Segment (dollars in thousands) For the six months ended June 30, 2012	Commercial	Non-Farm, Non-Res. Real Estate	Real Estate Construction	Consumer	Real Estate One-to-Four Family Residential	Real Estate Multi- Family Residential	Farmland	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$10.378	$12,554	$15,161	$245	$9,724	$608	$59	$—	$48,729
Charge-offs	(5,196)	(899)	(3,998)	(277)	(1,807)	—	—	—	(12,177)
Recoveries	322	43	113	23	305	118	—	—	924
Provision	782	4,425	1,043	321	2,729	(137)	30	(37)	9,156

Ending Balance	$6,286	$16,123	$12,319	$312	$10,951	$589	$89	$(37)	$46,632

Ending Balance:
Individually evaluated for impairment	$2,091	$7,424	$4,083	$55	$6,916	$—	$—	$—	$20,569
Collectively evaluated for impairment	4,195	8,700	8,236	257	4,035	589	89	(37)	26,063

Financing Receivables:
Ending Balance	$256,614	$1,155,634	$270,940	$8,638	$401,835	$84,177	$3,573	$—	$2,181,411

Ending Balance:
Individually evaluated for impairment	26,373	68,223	68,078	73	35,027	—	—	—	197,774
Collectively evaluated for impairment	230,241	1,087,411	202,862	8,565	366,808	84,177	3,573	—	1,983,637

Allowance for Loan Losses - By Segment (dollars in thousands) For the year ended Dec. 31, 2011	Commercial	Non-Farm, Non-Res. Real Estate	Real Estate Construction	Consumer	Real Estate One-to-Four Family Residential	Real Estate Multi- Family Residential	Farmland	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$9,972	$16,453	$26,584	$373	$8,337	$619	$63	$41	$62,442
Charge-offs	(2,357)	(9,188)	(16,631)	(156)	(3,577)	—	—	—	(31,909)
Recoveries	672	431	2,005	38	201	—	—	—	3,347
Provision	2,091	4,858	3,203	(10)	4,763	(11)	(4)	(41)	14,849

Ending Balance	$10,378	$12,554	$15,161	$245	$9,724	$608	$59	$—	$48,729

Ending Balance:
Individually evaluated for impairment	$5,351	$2,991	$6,786	$52	$5,508	$—	$—	$—	$20,688
Collectively evaluated for impairment	5,027	9,563	8,375	193	4,216	608	59	—	28,041

Financing Receivables:
Ending Balance	$252,382	$1,132,910	$326,417	$8,592	$372,950	$76,506	$2,573	$—	$2,172,330

Ending Balance:
Individually evaluated for impairment	26,484	70,464	67,083	71	35,659	476	—	—	200,237
Collectively evaluated for impairment	225,898	1,062,446	259,334	8,521	337,291	76,030	2,573	—	1,972,093

A loan’s past due status is based on the contractual due date of the most delinquent payment due. Loans are generally placed on non-accrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans 90 days or more past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest. For those loans that are carried on non-accrual status, payments are first applied to principal outstanding. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed. These policies are applied consistently across our loan portfolio.

Included in certain loan categories in the impaired loans are troubled debt restructurings (“TDRs”) that were classified as impaired. A TDR loan is a loan that has been restructured with a modification that could include interest rate modification, deferral of interest or principal or an extension of term. At June 30, 2012, the Company had $11.3 million in real estate construction loans, $3.8 million in real estate permanent one-to-four- family loans, $18.7 million in non-farm/non-residential loans and $9.3 million in commercial loans that were TDR modifications and considered impaired. Included in this amount of $43.1 million, the Bank had TDRs that were performing in accordance with their modified terms of $41.3 million at June 30, 2012.

Information about past due loans and impaired loans as of June 30, 2012, and December 31, 2011, is as follows (dollars in thousands):

Non-Accrual and Past Due by Class June 30, 2012	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current(1)	Total Loans	90+ Days Past Due and Still Accruing	Non- Accrual Loans
Commercial	$1,183	$1,507	$3,072	$5,762	$250,852	$256,614	$45	$2,540
Real estate-one-to-four family residential:
Permanent first and second	572	3,900	3,646	8,118	269,764	277,882	—	5,500
Home equity loans and lines	—	432	2,470	2,902	121,051	123,953	—	3,480

Total real estate-one-to-four family residential	$572	$4,332	$6,116	$11,020	$390,815	$401,835	$—	$8,980
Real estate-multi-family residential	—	—	—	—	84,177	84,177	—	0
Real estate-non-farm, non-residential:
Owner-occupied	—	1,177	2,171	3,348	468,113	471,461	—	3,504
Non-owner-occupied	248	2,731	2,078	5,057	679,116	684,173	—	2,079

Total real estate-non-farm, non-residential	$248	$3,908	$4,249	$8,405	$1,147,229	$1,155,634	$—	$5,583
Real estate-construction:
Residential	—	—	4,206	4,206	142,858	147,064	—	12,379

Commercial	—	—	16,859	16,859	107,017	123,876	—	16,859

Total real estate-construction	$—	$—	$21,065	$21,065	$249,875	$270,940	$—	$29,238
Consumer	10	7	—	17	8,621	8,638	—	18

Farmland	—	—	—	—	3,573	3,573	—	0

Total Loans	$2,013	$9,754	$34,502	$46,269	$2,135,142	$2,181,411	$45	$46,359

(1)	For the purposes of this table, loans 1-29 days past due are included in the balance of “Current” loans.

Non Accrual and Past Due by class December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current(1)	Total Loans	90+ Days Past Due and Still Accruing	Non- Accrual Loans
Commercial	$176	$1,222	$3,384	$4,782	$247,600	$252,382	$—	$5,005
Real estate-one-to-four family residential:
Permanent first and second	582	2,966	3,306	6,854	239,566	246,420	71	3,912
Home equity loans and lines	335	240	2,605	3,180	123,350	126,530	250	3,142

Total real estate-one-to-four family residential	$917	$3,206	$5,911	$10,034	$362,916	$372,950	$321	$7,054
Real estate-multi-family residential	—	—	476	476	76,030	76,506	—	476
Real estate-non-farm, non-residential:
Owner-occupied	24	984	909	1,917	458,856	460,773	—	1,999
Non-owner-occupied	262	5,801	—	6,063	666,074	672,137	—	—

Total real estate-non-farm, non-residential	$286	$6,785	$909	$7,980	$1,124,930	$1,132,910	$—	$1,999
Real estate-construction:
Residential	600	161	10,384	11,145	139,972	151,117	—	18,479
Commercial	—	—	5,505	5,505	169,795	175,300	—	5,505

Total real estate-construction	$600	$161	$15,889	$16,650	$309,767	$326,417	$—	$23,984
Consumer	105	—	11	116	8,476	8,592	11	18
Farmland	—	—	—	—	2,573	2,573	—	—

Total Loans	$2,084	$11,374	$26,580	$40,038	$2,132,292	$2,172,330	$332	$38,536

(1)	For the purposes of this table, loans 1-29 days past due are included in the balance of “Current” loans.

Impaired Loans as of June 30, 2012 (dollars in thousands)	Recorded Investment (Bank Balance)	Unpaid Principal Balance (Customer Balance)	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$17,810	$17,835	$—	$16,463	$339
Real estate-one-to-four family residential:
Permanent first and second	6,014	6,208	—	4,510	93
Home equity loans and lines	191	190	—	333	7
Real estate-multi-family residential	—	—	—	—	—
Real estate-non-farm, non-residential:
Owner-occupied	12,185	12,299	—	12,737	262
Non-owner-occupied	9,025	9,024	—	8,454	174
Real estate-construction:
Residential	16,102	16,162	—	16,429	338
Commercial	23,225	23,240	—	22,923	472
Consumer	—	—	—	1	—
With an allowance recorded:
Commercial	$8,563	$8,577	$2,091	$12,991	$267
Real estate-one-to-four family residential:
Permanent first and second	20,794	20,815	3,530	22,067	454
Home equity loans and lines	8,028	8,102	3,386	8,603	177
Real estate-multi-family residential	—	—	—	—	—
Real estate-non-farm, non-residential:
Owner-occupied	4,947	4,950	875	4,286	88
Non-owner-occupied	42,066	42,066	6,549	35,203	725
Real estate-construction
Residential	13,073	13,083	3,614	12,683	261
Commercial	15,678	15,694	469	9,556	197
Consumer	73	76	55	70	1
Total:
Commercial	$26,373	$26,412	$2,091	$29,454	$606
Real estate-one-to-four family residential	35,027	35,315	6,916	35,513	731
Real estate-multi-family residential	—	—	—	—	—
Real estate-non-farm, non-residential	68,223	68,339	7,424	60,680	1,249
Real estate-construction	68,078	68,179	4,083	61,591	1,268
Consumer	73	76	55	71	1

Total Impaired Loans	$197,774	$198,321	$20,569	$187,307	$3,856

Impaired Loans as of December 31, 2011 (dollars in thousands)	Recorded Investment (Bank Balance)	Unpaid Principal Balance (Customer Balance)	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$11,020	$11,039	—	$17,536	$789
Real estate-one-to-four family residential:
Permanent first and second	4,802	4,944	—	11,273	507
Home equity loans and lines	325	330	—	4,503	202
Real estate-multi-family residential	476	485	—	238	11
Real estate-non-farm, non-residential:
Owner-occupied	15,853	15,949	—	25,992	1,169
Non-owner-occupied	25,232	25,232	—	29,601	1,331
Real estate-construction:
Residential	16,494	16,496	—	15,268	687
Commercial	22,140	22,140	—	21,580	970
Consumer	—	—	—	11	—
With an allowance recorded:
Commercial	$15,464	$15,478	$5,351	$12,533	$564
Real estate-one-to-four family residential:
Permanent first and second	22,696	22,701	3,421	16,602	747
Home equity loans and lines	7,836	7,881	2,087	6,667	300
Real estate-multi-family residential	—	—	—	—	—
Real estate-non-farm, non-residential:
Owner-occupied	3,543	3,543	582	5,444	245
Non-owner-occupied	25,836	25,835	2,409	29,147	1,311
Real estate-construction
Residential	20,770	20,795	6,035	30,297	1,362
Commercial	7,679	7,694	751	18,850	848
Consumer	71	74	52	110	5
Total:
Commercial	$26,484	$26,517	$5,351	$30,069	$1,352
Real estate-one-to-four family residential	35,659	35,856	5,508	39,045	1,756
Real estate-multi-family residential	476	485	—	238	11
Real estate-non-farm, non-residential	70,464	70,559	2,991	90,184	4,055
Real estate-construction	67,083	67,125	6,786	85,995	3,867
Consumer	71	74	52	121	5

Total Impaired Loans	$200,237	$200,616	$20,688	$245,650	$11,046

In performing a specific reserve analysis on all impaired loans as of June 30, 2012, current third party appraisals, evaluations or tax assessed values were used with respect to approximately 82% of impaired loans to assist with the evaluation of collateral values for the purpose of establishing specific reserves. Other loans predominantly representing smaller individual balances were evaluated based upon current tax assessed values or estimated liquidation value of business assets. When a loan is identified as impaired and collateral dependent, a current evaluation of collateral value via third party appraisal or other valuation methodology is conducted within the calendar quarter of identification when possible, but within 90 days after identification. Charge-offs and specific reserves are established upon determination of collateral value. During the interim between identification of an impaired loan and receipt of a current appraisal of the related collateral, specific reserves are established based upon interim methodologies including discounted cash flow analysis, tax assessment values and review of market comparables. In general, variances between charge-offs and fair value of collateral is limited to estimates of projected costs of sale. Costs of sale are estimated at 5-10% of value. Partially charged-off loans remain non-performing until such time as a viable restructuring plan is developed. Upon execution of a forbearance agreement including modified terms, an impaired loan may be re-classified from non-performing to a troubled debt restructuring, but will continue to be identified as a TDR until the loan performs under the modified terms for the remainder of the calendar year in which it was restructured, but not less than six months for minimum measurement period. The loan will remain impaired for purposes of specific reserve analysis until fully repaid.

Information about new troubled debt restructurings during the three and six months ended June 30, 2012, is as follows (dollars in thousands):

Troubled Debt Restructurings (TDRs)	4/1/2012 to 6/30/2012			1/1/2012 to 6/30/2012
New TDRs by Loan Type As of June 30, 2012	# of Loans	Balance at Restructure	Balance at 6/30/2012	# of Loans	Balance at Restructure	Balance at 6/30/2012
Loan Type:
Commercial	—	—	—	1	$—	$182
Real estate-one-to-four family residential:
Permanent first and seconds	2	1,345	1,343	4	1,886	1,884
Home equity loans and lines	—	—	—	—	—	—

Total real estate-one-to-four family residential:	2	$1,345	$1,343	4	$1,886	$1,884
Real estate-multi-family residential	—	—	—	—	—	—
Real estate-non-farm, non-residential:
Owner-occupied	—	—	—	—	—	—
Non-owner-occupied	—	—	—	—	—	—

Total real estate-non-farm, non-residential:	—	—	—	—	—	—
Real estate-construction:
Residential	—	—	—	—	—	—
Commercial	—	—	—	—	—	—

Total real estate-construction:	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Farmland	—	—	—	—	—	—

Total Loans	2	$1,345	$1,343	5	$1,886	$2,066

Troubled Debt Restructurings (TDRs) New TDRs by Type of Restructure As of June 30, 2012	4/1/2012 to 6/30/2012			1/1/2012 to 6/30/2012
	# of Loans	Balance at Restructure	Balance at 6/30/2012	# of Loans	Balance at Restructure	Balance at 6/30/2012
Type of Restructure:
Interest-only conversion	—	—	—	1	$70	$70
Rate reduction	—	—	—	2	471	653
Extended amortization	—	—	—	—	—	—
Deferment of principal or interest payable	—	—	—	—	—	—
Combination *	2	1,345	1,343	2	1,345	1,343
Other	—	—	—	—	—	—

Total Loans	2	$1,345	$1,343	5	$1,886	$2,066

*	Represents a combination of any of the above restructure types.

Information about troubled debt restructurings within the prior twelve months that defaulted during the three and six months ended June 30, 2012, is as follows (dollars in thousands):

Troubled Debt Restructurings (TDRs) TDRs Restructured Within Prior 12 Months that	Defaults occurring in 2nd Quarter 2012 (4/1/2012 – 6/30/2012)			Defaults occurring Year-to-date (1/1/2012 – 6/30/2012)
Defaulted in Selected Periods As of June 30, 2012	# of Loans	Balance at Restructure	Balance at 6/30/2012	# of Loans	Balance at Restructure	Balance at 6/30/2012
Loan Type:
Commercial	3	$753	$956	3	$753	$956
Real estate-one-to-four family residential:
Permanent first and seconds	1	277	277	1	277	277
Home equity loans and lines	—	—	—	—	—	—

Total real estate-one-to-four family residential:	1	$277	$277	1	$277	$277
Real estate-multi-family residential	—	—	—	—	—	—
Real estate-non-farm, non-residential:
Owner-occupied	1	647	642	1	647	642
Non-owner-occupied	—	—	—	—	—	—

Total real estate-non-farm, non-residential:	1	$647	$642	1	$647	$642
Real estate-construction:
Residential-owner-occupied	—	—	—	—	—	—
Residential-builder	—	—	—	—	—	—
Commercial	—	—	—	—	—	—

Total real estate-construction:	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total Loans	5	$1,677	$1,875	5	$1,677	$1,875

5. Earnings Per Common Share

The following shows the weighted average number of shares used in computing earnings per common share and the effect on the weighted average number of shares of dilutive potential common stock. As of June 30, 2012, and 2011, there were 980,622 and 5,417,730 anti-dilutive stock options outstanding, respectively.

	Three Months Ended				Six Months Ended
	June 30, 2012		June 30, 2011		June 30, 2012		June 30, 2011
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	31,811,390	$0.20	29,643,226	$0.25	31,657,370	$0.35	29,453,918	$0.38
Effect of dilutive securities:
Stock options	1,826,442		1,084,410		1,935,397		1,111,944

Diluted earnings per share	33,637,832	$0.19	30,727,636	$0.24	33,592,767	$0.33	30,565,862	$0.36

6. Stock Compensation Plan

At June 30, 2012, the Company had two stock-based compensation plans, the 1998 Stock Option Plan and the Company’s 2010 Equity Plan (the “2010 Plan”). The 2010 Plan replaced the 1998 Stock Option Plan and as such no further options may be granted under the 1998 Stock Option Plan. Included in salaries and employee benefits expense for the six months ended June 30, 2012 and 2011, is $269 thousand and $284 thousand, respectively, of stock-based compensation expense which is based on the estimated fair value of 920,376 options granted between January 2007 and June 2012, as adjusted for stock dividends, amortized on a straight-line basis over a five year requisite service period. As of June 30, 2012, there was $635 thousand remaining of total unrecognized compensation expense related to these option awards which will be recognized over the remaining requisite service periods.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2012 and 2011:

	2012	2011
Expected volatility	33.68%	32.21%
Expected dividends	0.00%	0.00%
Expected term (in years)	7.2	7.2
Risk-free rate	1.10% to 1.44%	2.78% to 2.81%

Stock option plan activity for the six months ended June 30, 2012, is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,696,117	$8.95
Granted	84,750	8.59
Exercised	194,623	3.06
Forfeited	26,563	8.61

Outstanding at June 30, 2012	1,559,681	$9.67	4.44 years	$2,018
Exercisable at June 30, 2012	1,211,537	$10.47	3.38 years	$1,366

The total value of in-the-money options exercised during the six months ended June 30, 2012, was $899 thousand.

Restricted stock awards generally vest in equal installments over five years. The compensation expense associated with these awards is based on the grant date fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service period.

A summary of the non-vested restricted stock activity under the 2010 Plan for the six months ended June 30, 2012, is summarized below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at the beginning of year	49,998	$5.93
Granted	71,423	8.89
Vested	7,704	6.37
Forfeited	—	—

Non-vested at end of the period	113,717	$7.67

We recognized share-based compensation expense associated with shares of restricted stock of $69 thousand for the six months ended June 30, 2012.

7. Capital Requirements

A comparison of the June 30, 2012, capital ratios of the Company and its wholly-owned subsidiary, Virginia Commerce Bank (the “Bank”), with the minimum regulatory guidelines is as follows:

	Actual Capital	Minimum Capital Requirements	Minimum to be “Well-Capitalized” Under Prompt Corrective Action Provisions
Total Risk-Based Capital:
Company	17.00%	8.00%	—
Bank	16.46%	8.00%	10.00%
Tier 1 Risk-Based Capital:
Company	15.74%	4.00%	—
Bank	15.20%	4.00%	6.00%
Leverage Ratio:
Company	12.25%	4.00%	—
Bank	11.91%	4.00%	5.00%

8. Other Borrowed Funds and Lines of Credit

The Bank maintains a $442.8 million line of credit with the FHLB of Atlanta. The interest rate and term of each advance from the line is dependent upon the advance and commitment type. Advances on the line are secured by all of the Bank’s qualifying first liens and home equity lines-of-credit on one-to-four unit single-family dwellings. As of June 30, 2012, the carrying value of these qualifying loans totaled approximately $232.5 million and the amount of available credit using this collateral was $142.8 million. Advances on the credit facility in excess of $116.9 million, but limited to $300.9 million, require pledging of additional assets, including other types of loans and investment securities. As of June 30, 2012, and December 31, 2011, the Bank had $25.0 million in advances outstanding that mature on September 21, 2012, but are callable by the FHLB on any quarterly interest payment date. The Bank has additional short-term lines of credit totaling $47.0 million with nonaffiliated banks at June 30, 2012, on which there were no amounts outstanding.

9. Trust Preferred Capital Notes

On December 19, 2002, the Company completed a private placement issuance of $15.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust II) which issued $470 thousand in common equity to the Company. These securities bear a floating rate of interest, adjusted semi-annually, of 330 basis points over six month LIBOR, which as of August 2, 2012, was 4.03%. These securities have been callable at par since December 30, 2007, on any semi-annual interest payment date, but have not been redeemed to date. On December 20, 2005, the Company completed a private placement of $25.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust III) which issued $774 thousand in common equity to the Company. These securities had a fixed rate of interest of 6.19% until February 23, 2011, at which time they converted to a floating rate, adjusted quarterly, of 142 basis points over three month LIBOR, which as of August 2, 2012, was 1.89%. These securities became callable at par beginning February 23, 2011.

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

Under currently applicable capital standards, the trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes up to 25.0% of Tier 1 capital after its inclusion. The portion of the trust preferred securities not qualifying as Tier 1 capital may be included as part of total qualifying capital in Tier 2 capital, subject to limitation. For additional information see “Management’s Discussion and Analysis – Capital” in Item 2 of this quarterly report on Form 10-Q.

10. Preferred Stock and Warrant

On December 12, 2008, the Company entered into a Letter Agreement (“Agreement”) with the United States Department of the Treasury (“Treasury”) under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, whereby the Company issued and sold to the Treasury 71,000 shares of fixed rate cumulative perpetual preferred stock with a par value of $1.00 and a liquidation amount of $1,000 per share, for a total price of $71.0 million. In addition, the Treasury received a warrant to purchase 2,696,203 shares of the Company’s common stock at an exercise price of $3.95 per share. Subject to certain restrictions, the preferred stock and the warrant are transferable by the Treasury. The allocated carrying values at June 30, 2012, of the preferred stock and the warrant, based on their relative fair values, were $62.5 million and $8.5 million, respectively.

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

Unless the context otherwise requires, the terms “we”, “us” and “our” refer to Virginia Commerce Bancorp, Inc. and its subsidiaries on a consolidated basis. The following discussion and analysis, the purpose of which is to provide investors and others with information that we believe to be necessary for an understanding of our current financial condition, changes in financial condition and results of operations, should be read in conjunction with the consolidated financial statements, notes and other information contained in this report.

Cautionary Note Regarding Forward-Looking Statements

This management’s discussion and analysis and other portions of this report, contain forward-looking statements within the meaning of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies, including but not limited to our outlook on earnings, and statements regarding asset quality, concentrations of credit risk, the adequacy of the allowance for loan losses, projected asset growth, the deposit portfolio and expected future changes in the deposit portfolio, the net interest margin, liquidity, our investment securities portfolio, capital position, our plans regarding and expected future levels of our non-performing assets, business opportunities in our markets, strategic initiatives to capitalize on those opportunities and general economic conditions. When we use words such as “may,” “will,” “anticipates,” “believes,” “expects,” “plans,” “estimates,” “potential,” “continue,” “should,” and similar words or phrases, you should consider them as identifying forward-looking statements. These forward-looking statements are not guarantees of future performance. These statements are based upon current and anticipated economic conditions, nationally and in the Company’s market, interest rates and interest rate policy, competitive factors, and other conditions which by their nature, are not susceptible to accurate forecast, and are subject to significant uncertainty. Because of these uncertainties and the assumptions on which this discussion and the forward-looking statements are based, actual future operations and results may differ materially from those indicated herein.

Our forward-looking statements are subject, to the following principal risks and uncertainties, among others:

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

Non-GAAP Presentations

The Company prepares its financial statements under accounting principles generally accepted in the United States, or “GAAP”. However, this 10Q also refers to certain non-GAAP financial measures that we believe, when considered together with GAAP financial measures, provide investors with important information regarding our operational performance. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

Adjusted operating earnings is a non-GAAP financial measure that reflects net income available to common stockholders excluding impairment losses on securities, realized gains and losses on sale of securities, and death benefits received from bank-owned life insurance. These excluded items are difficult to predict and we believe that adjusted operating earnings provides the Company and investors with a valuable measure of the Company’s operational performance and a valuable tool to evaluate the Company’s financial results. Calculation of adjusted operating earnings for the three and six months ended June 30, 2012, June 30, 2011, is as follows:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Income Available to Common Stockholders	$6,357	$7,488	$11,136	$11,139
Adjustments to net income:
Impairment loss on securities	—	—	—	732
Gain on sale of securities	(1,328)	—	(3,920)	(503)
Death benefits received from bank-owned life insurance	—	(361)	—	(361)
Net tax effect adjustments	465	126	1,372	46
Adjusted Operating Earnings	$5,494	$7,253	$8,558	$11,053

The adjusted efficiency ratio is a non-GAAP financial measure that is computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis, and non-interest income excluding impairment losses on securities, realized gains and losses on sale of securities, and death benefits received from bank-owned life insurance. We believe that this measure provides investors with important information about our operating efficiency. Comparison of our adjusted efficiency ratio with those of other companies may not be possible because other companies may calculate the adjusted efficiency ratio differently. Calculation of the adjusted efficiency ratio for the three months and six months ended June 30, 2012, and June 30, 2011, is as follows:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Summary Operating Results:
Non-interest expense	$15,557	$14,520	$32,184	$28,970
Net interest income	$26,917	$26,788	$53,696	$52,971
Non-interest income	3,421	2,256	8,370	3,732
Impairment loss on securities	—	—	—	732
Gain on sale of securities	(1,328)	—	(3,920)	(503)
Death benefits received from bank owned life insurance	—	(361)	—	(361)

Adjusted non-interest income	$2,093	$1,895	$4,450	$3,600
Total net interest income and non-interest income, adjusted (1)	$29,010	$28,683	$58,146	$56,571
Efficiency Ratio, adjusted	53.0%	50.0%	54.7%	50.5%

(1)	Tax Equivalent Income of $29,376 for the three months ended June 30, 2012 and $58,878 for the six months ended June 30, 2012. Tax Equivalent Income of $29,071 for the three months ended June 30, 2011 and $57,347 for the six months ended June 30, 2011.

The tangible common equity ratio is a non-GAAP financial measure representing the ratio of tangible common equity to tangible assets. Tangible common equity and tangible assets are non-GAAP financial measures derived from GAAP-based amounts. We calculate tangible common equity for the Company by excluding the balance of intangible assets and outstanding preferred stock issued to the U.S. Treasury from total stockholders’ equity. We calculate tangible assets by excluding the balance of intangible assets from total assets. We had no intangible assets for the periods presented. We believe that this is consistent with the treatment by regulatory agencies, which exclude intangible assets from the calculation of regulatory capital ratios. Accordingly, we believe that these non-GAAP financial measures provide information that is important to investors and that is useful in understanding our capital position and ratios. However, these non-GAAP financial measures are supplemental and are not substitutes for an analysis based on a GAAP measure. As other companies may use different calculations for non-GAAP measures, our presentation may not be comparable to other similarly titled measures reported by other companies. Calculation of the Company’s tangible common equity ratio as of June 30, 2012, and December 31, 2011 is as follows:

(in thousands)	As of June 30,	December 31,
	2012	2011
Tangible common equity:
Total stockholders’ equity	$303,294	$283,771
Less:
Outstanding TARP senior preferred stock	68,146	67,195
Intangible assets	—	—

Tangible common equity	$235,148	$216,576
Total tangible assets	$3,017,276	$2,938,518
Tangible common equity ratio	7.79%	7.37%

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

Critical Accounting Policies

For the period ended June 30, 2012, there were no changes in the Company’s critical accounting policies as reflected in the Company’s most recent annual report.

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

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant, generally vest in equal annual installments based on 5 years of continuous service and have 10-year contractual terms. The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model that currently uses historical volatility of the Company’s stock based on a 7.2 year expected term, before exercise, for the options granted, and a risk-free interest rate based on the United States Department of the Treasury (the “Treasury”) curve in effect at the time of the grant to estimate total stock-based compensation expense. This amount is then amortized on a straight-line basis over the requisite service period, currently 5 years, to salaries and benefits expense. Restricted stock awards generally vest in equal installments over 5 years. The compensation expense associated with these awards is based on the grant date fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized ratably over the requisite service period. See Note 6 to the Consolidated Financial Statements for additional information regarding the plans and related expense.

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

Results of Operations

Summary Financial Results

Net Income and Adjusted Operating Earnings

For the six months ended June 30, 2012, the Company recorded net income of $13.9 million. After an effective dividend of $2.7 million to the U.S. Treasury on preferred stock, the Company reported net income available to common stockholders of $11.1 million, or $0.33 per diluted common share, compared to net income available to common stockholders of $11.1 million, or $0.36 per diluted common share for the first six months of 2011. The Company recorded net income available to common stockholders of $6.4 million, or $0.19 per diluted common share, for the quarter ending June 30, 2012 compared to $7.5 million, or $0.24 per diluted common share, in the second quarter of 2011.

Adjusted operating earnings (a non-GAAP measure) for the three months ended June 30, 2012, were $5.5 million, compared to $7.3 million. The year-over-year decrease is primarily due to higher provisioning for loan losses of $1.7 million and increased non-interest expenses of $1.0 million, partially offset by $700 thousand in reduced provision for income taxes. The Company calculates adjusted operating earnings by excluding impairment losses on securities, realized gains and losses on sale of securities and death benefits received from bank-owned life insurance, from net income available to common stockholders.

Net Interest Income

Net interest income is the excess of interest earned on loans and investments over the interest paid on deposits and borrowings. Net interest income is the most significant component of our total revenue. Net interest income is affected by overall balance sheet growth, changes in interest rates and changes in the mix of investments, loans, deposits and borrowings. Net interest income for the second quarter of 2012, of $26.9 million was up $129 thousand, or 0.5%, over the same quarter last year. Net interest income for the six months ended 2012, of $53.7 million was up $725 thousand, or 1.4%, from $53.0 for the six months ended June 30, 2011. The net interest margin decreased 19 basis points from 3.99% for the three and six months ended 2011, to 3.80% for the same periods in 2012. The year-over-year decrease in the net interest margin was primarily driven by lower average yielding loan and investment security assets, the impact of which was partially offset by a lower cost of average interest-bearing liabilities. Average loan yields declined 19 basis points, from 5.85% to 5.66%, and average investment security yields declined 125 basis points, from 3.49% to 2.24%, compared to interest-bearing deposits declining 41 basis points, from 1.36% to 0.95%. Management anticipates the net interest margin will range between 3.75% and 3.90% for the year.

Interest and dividend income decreased $2.0 million on average total interest-earnings assets of $2.89 billion for the three months ended June 30, 2012, compared to interest and dividend income generated by average total interest-earnings assets of $2.72 billion for the same period in 2011. The decline in interest and dividend income is mostly attributable to lower yielding average loan and security assets being generated in the current low interest rate environment.

Interest expense decreased $2.1 million on an average total interest-bearing liability balance of $2.30 billion for the quarter ended June 30, 2012, from an average total interest-bearing liability balance of $2.24 billion for the same period in 2011. The average rate paid on total interest-bearing liabilities was 1.18% for the second quarter of 2012, as compared to 1.58% for the second quarter of 2011.

The following tables provide a comparative average balance sheet and net interest income analysis for the three and six months ended June, 2012, as compared to the same period in 2011. Average rates are presented on a fully taxable-equivalent (FTE) basis, using a statutory Federal tax rate of 35% for 2012, and 2011.

	Three Months Ended June 30,
	2012			2011
(Dollars in thousands)	Average Balance	Interest Income- Expense	Average Yields / Rates	Average Balance	Interest Income- Expense	Average Yields / Rates
Assets
Investment Securities (1)	$589,230	$3,038	2.24%	$443,906	$3,723	3.49%
Restricted investments	11,272	104	3.73%	11,658	96	3.31%
Loans, net of unearned income (2)	2,165,893	30,427	5.66%	2,180,131	31,765	5.85%
Interest-bearing deposits in other banks	120,593	74	0.25%	498	—	0.05%
Federal funds sold	—	—	—	81,105	54	0.27%

Total interest-earning assets	$2,886,988	$33,643	4.74%	$2,717,298	$35,638	5.30%
Other assets	76,126			89,123

Total Assets	$2,963,114			$2,806,421

Liabilities and Stockholders’ Equity
Interest-bearing deposits:
NOW accounts	$354,559	$318	0.36%	$322,378	$595	0.74%
Money market accounts	222,898	221	0.40%	196,946	515	1.05%
Savings accounts	602,095	644	0.43%	669,476	1,597	0.96%
Time deposits	706,106	3,282	1.87%	777,509	3,963	2.04%

Total interest-bearing deposits	$1,885,658	$4,465	0.95%	$1,966,309	$6,670	1.36%
Securities sold under agreement to repurchase	320,100	1,014	1.27%	184,290	960	2.09%
Other borrowed funds	25,000	268	4.25%	25,000	268	4.25%
Trust preferred capital notes	66,660	979	5.80%	66,406	952	5.67%

Total interest-bearing liabilities	$2,297,418	$6,726	1.18%	$2,242,005	$8,850	1.58%
Noninterest-bearing demand and other liabilities	364,622			305,258

Total liabilities	$2,662,040			$2,547,263
Stockholders’ equity	301,074			259,158

Total liabilities and stockholders’ equity	$2,963,114			$2,806,421

Interest rate spread			3.56%			3.72%
Net interest income and margin		$26,917	3.80%		$26,788	3.99%
Ratio of average interest-earning assets to average interest-bearing liabilities	125.7%			121.2%

(1)	Yields on investment securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders’ equity. Average yields on loans and securities are stated on a fully taxable-equivalent basis, using a rate of 35% for 2012, and 2011.
(2)	Loans placed on non-accrual status are included in the average balances. Net loan fees and late charges included in interest income on loans totaled $1.5 million and $1.3 million for the three months ended June 30, 2012, and 2011, respectively.

	Six Months Ended June 30,
	2012			2011
(Dollars in thousands)	Average Balance	Interest Income- Expense	Average Yields / Rates	Average Balance	Interest Income- Expense	Average Yields / Rates
Assets
Investment securities(1)	$597,137	$6,270	2.28%	$425,301	$7,176	3.54%
Restricted investments	11,246	205	3.68%	11,705	192	3.31%
Loans, net of unearned income (2)	2,170,454	61,048	5.67%	2,191,560	63,688	5.87%
Interest-bearing deposits in other banks	98,489	125	0.26%	443	—	0.08%
Federal funds sold	—	—	0.00%	74,401	99	0.27%

Total interest-earning assets	$2,877,326	$67,648	4.78%	$2,703,410	$71,155	5.35%
Other assets	76,593			83,770

Total Assets	$2,953,919			$2,787,180

Liabilities and Stockholders’ Equity
Interest-bearing deposits:
NOW accounts	$340,775	$615	0.36%	$321,973	$1,248	0.78%
Money market accounts	219,417	456	0.42%	187,119	984	1.06%
Savings accounts	615,197	1,416	0.46%	680,998	3,513	1.04%
Time deposits	733,425	6,920	1.90%	780,469	7,948	2.05%

Total interest-bearing deposits	$1,908,814	$9,407	0.99%	$1,970,559	$13,693	1.40%
Securities sold under agreement to repurchase	299,951	2,051	1.38%	175,331	1,894	2.18%
Other borrowed funds	25,000	537	4.25%	25,000	534	4.25%
Trust preferred capital notes	66,631	1,957	5.81%	66,378	2,063	6.18%

Total interest-bearing liabilities	$2,300,396	$13,952	1.22%	$2,237,268	$18,184	1.64%
Noninterest-bearing demand and other liabilities	357,426			295,467

Total liabilities	$2,657,822			$2,532,735
Stockholders’ equity	296,097			254,445

Total liabilities and stockholders’ equity	$2,953,919			$2,787,180

Interest rate spread			3.56%			3.71%
Net interest income and margin		$53,696	3.80%		$52,971	3.99%
Ratio of average interest-earning assets to average interest-bearing liabilities	125.1%			120.8%

(1)	Yields on investment securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders’ equity. Average yields on loans and securities are stated on a fully taxable-equivalent basis, using a rate of 35% for 2012, and 2011.
(2)	Loans placed on non-accrual status are included in the average balances. Net loan fees and late charges included in interest income on loans totaled $2.7 million and $2.0 million for the six months ended June 30, 2012, and 2011, respectively.

Provision for Loan Losses and Allowance for Loan Losses

Provisions for loan losses were $3.2 million for the quarter ended June 30, 2012, compared to $1.4 million in the same period in 2011, with total net charge-offs of $1.9 million for the three months ended June 30, 2012, versus $4.7 million in the second quarter of 2011. For the six months ended June 30, 2012, provisions for loan losses totaled $9.2 million, compared to $7.3 million for the prior year period, with 2012 year-to-date net charge-offs amounting to $11.3 million, compared to $16.5 million in the first half of 2011. The higher provision for loan losses in 2012, compared to the same period in 2011, coupled with a reduction in non-performing loans, have contributed to an increase in the allowance for loan losses to non-performing loans coverage ratio to 100.5% at June 30, 2012, compared to 88.6% at June 30, 2011. The allowance for loan loss to non-performing loans coverage ratio decreased from 125.4% at December 31, 2011, to 100.5% at June 30, 2012, primarily related to charge-offs of loans with a specific reserve during the first six months of 2012. The reduction in net charge-offs of $5.2 million in the first half of 2012, compared to the same period in 2011, was primarily driven by the real estate-construction loan portfolio, which decreased $4.5 million, from $8.4 million in the first half 2011 to $3.9 million in the first half of 2012.

Total non-performing assets and loans 90+ days past due increased from $47.8 million as of December 31, 2011, to $60.4 million at June 30, 2012. Although total non-performing loans and loans 90+ past due have increased $12.6 million between December 31, 2011 and June 30, 2012, total non-performing loans have decreased $14.3 million over the last twelve months from $74.7 million at June 30, 2011. As of June 30, 2012, allowance for loan losses represented 2.14% of total loans, down from 2.24% and 2.47% at December 31, 2011 and June 30, 2011, respectively. The decreases in allowance for loan losses as a percentage of total loans from December 31, 2011 and June 30, 2011, to June 30, 2012, is primarily due to charge-offs incurred during the first six months of 2012 that were supported by specific reserves in the allowance for loan losses during 2011. See “Risk Elements and Non-Performing Assets” later in this discussion for more information on non-performing assets and loans 90+ days past due and other impaired loans.

Management believes that the allowance for loan losses is adequate at June 30, 2012. However, there can be no assurance that additional provisions for loan losses will not be required in the future, including as a result of possible changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, and the residential real estate market in particular, on a national basis or in the Company’s market area, or changes in the circumstances of particular borrowers.

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

The following schedule summarizes the changes in the allowance for loan losses:

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Twelve Months Ended December 31, 2011
	(Dollars in thousands)
Allowance, at beginning of period	$48,729	$62,442	$62,442
Provision charged against income	9,156	7,277	14,849
Recoveries:
Consumer loans	23	12	38
Commercial	322	345	2,637
Real estate loans	579	230	672

Total Recoveries	$924	$587	$3,347
Losses charged to reserve:
Consumer loans	(277)	(48)	(156)
Commercial loans	(5,196)	(1,214)	(29,396)
Real estate loans	(6,704)	(15,827)	(2,357)

Total loans charged to reserve	$(12,177)	$(17,089)	$(31,909)
Net charge-offs	(11,253)	(16,502)	(28,562)

Allowance, at end of period	$46,632	$53,217	$48,729

Ratio of net charge-offs to average total loans outstanding during period	0.52%	0.75%	1.31%
Allowance for loan losses to total loans	2.14%	2.47%	2.24%

The following schedule provides a breakdown of the allowance for loan loss by loan type:

	June 30, 2012	June 30, 2011	December 31, 2011
	(Dollars in thousands)
Allocation of the allowance for loan losses:
Real estate—mortgage	$27,663	$24,378	$22,886
Real estate—construction	12,408	17,788	15,220
Commercial	6,286	10,230	10,378
Consumer	312	345	245
Unallocated	(37)	476	—

Total	$46,632	$53,217	$48,729

For a more detailed allocation of the allowance for loan losses, including general and specific allowances for each segment of the loan portfolio, see Note 4 to the Consolidated Financial Statements.

Risk Elements and Non-Performing Assets

Non-performing assets consist of non-accrual loans and OREO (foreclosed properties). For the six months ended June 30, 2012, total non-performing assets and loans 90+ days past due and still accruing interest increased by $12.7 million, from $47.8 million as of December 31, 2011, to $60.4 million at June 30, 2012. As a result, the ratio of non-performing assets and loans 90+ days past due and still accruing to total assets increased from 1.62% of total assets at December 31, 2011 to 2.00% of total assets at June 30, 2012. The increase during the first half of 2012 in non-performing assets and loans 90+ days past due and still accruing as a percent of total assets was primarily due to increased non-performing assets in the Company’s real estate construction and real estate non-farm, non-residential segments of the loan portfolio and increased OREO balances. Loans are placed in non-accrual status when in the opinion of management the collection of additional interest is unlikely or a specific loan meets the criteria for non-accrual status established by regulatory authorities. No interest is taken into income on non-accrual loans. A loan remains on non-accrual status until the loan is current as to both principal and interest or the borrower demonstrates the ability to pay and remain current, or both.

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

Other impaired loans, that are currently performing, and TDRs, performing in accordance with their modified terms, decreased from $160.2 million at December 31, 2011, to $154.1 million at June 30, 2012. These loans have been identified by the Company as having certain weaknesses as a result of the Company’s specific knowledge about the customer or recent credit events, and are classified as substandard and subject to impairment testing at each balance sheet date.

Included in the loan portfolio at June 30, 2012, are loans classified as TDRs, totaling $43.1 million, a 17.6% decrease from $52.3 million at December 31, 2011. The reduction in TDRs was mostly attributable to note and collateral sales of $5.1 million, upgrades to performing status of reviewable TDRs of $3.9 million, principal payments of $226 thousand, downgrades to non-performing status of $799 thousand and charge-offs of $604 thousand from the first quarter of 2012. These loans, which have been provided concessions such as rate reductions, payment deferrals, and in some cases forgiveness of principal, are all on accrual status. If the loan was on non-accrual at the time of the concession it is the Company’s policy that it remain on non-accrual status and perform in accordance with the modified terms for a period of six months. All loans reported as troubled debt restructurings accrue interest. The Company does not report any non-accrual loans as troubled debt restructurings. If a troubled debt restructuring is on non-accrual status, it is reported as a non-accrual asset and not as a troubled debt restructuring.

Foreclosed real properties (or OREO) include properties that have been substantively repossessed or acquired in complete or partial satisfaction of debt. OREO, net of allowance, increased from $8.9 million at December 31, 2011, to $14.0 million at June 30, 2012, primarily due to foreclosure on collateral notes and real estate from a seasoned business that became insolvent following several years of reduced cash flows related to the recession. Such properties, which are held for resale, are carried at the lower of book value or fair value, including a reduction for the estimated selling expenses. Reviews and discussions with regard to value and disposition of each foreclosed property are conducted monthly by the Company’s Special Asset Committee. The carrying value of a foreclosed asset is immediately adjusted down when new information is obtained, including a potentially acceptable offer, the sale of a similar property in the vicinity of one of the Company’s assets, and/or a change in the price the property is being listed for. The Company also uses the advice of outside consultants and real estate agents with knowledge of the markets the properties are located in. Appraisals are ordered when the property is foreclosed on, but are not routinely updated at each balance sheet date. The Company confirms that it performed the above noted procedures and made the proper impairment adjustments, if any, at the balance sheet date.

Total non-performing assets as of the dates indicated consisted of the following:

	June 30, 2012	June 30, 2011	December 31, 2011
	(In Thousands of Dollars)
Non-accrual loans:
Commercial	$2,540	$4,932	$5,005
Real estate-one-to-four family residential:
Permanent first and second	5,500	1,982	3,912
Home equity loans and lines	3,480	2,990	3,142

Total real estate-one-to-four family residential	$8,980	$4,972	$7,054
Real estate-multi-family residential	—	495	476
Real estate-non-farm, non-residential:

Owner-occupied	3,504	6,516	1,999
Non-owner-occupied	2,079	7,831	—

Total real estate-non-farm, non-residential	$5,583	$14,347	$1,999
Real estate-construction:
Residential	12,379	25,393	18,479
Commercial	16,859	8,586	5,505

Total real estate-construction:	$29,238	$33,979	$23,984
Consumer	18	18	18

Total non-accrual loans	$46,359	$58,743	$38,536
OREO	14,018	14,690	8,925

Total non-performing assets	$60,377	$73,433	$47,461
Loans 90+ days past due and still accruing:
Commercial	$45	$—	$—
Real estate-one-to-four family residential:
Permanent first and second	—	—	71
Home equity loans and lines	—	—	250

Total real estate-one-to-four family residential	$—	$—	$321
Real estate multi-family residential	—	—	—
Real estate-non-farm, non-residential:
Owner-occupied	—	—	—
Non-owner-occupied	—	350	—

Total real estate-non-farm, non-residential	$—	$350	$—
Real estate-construction:
Residential	—	957	—
Commercial	—	—	—

Total real estate-construction:	$—	$957	$—
Consumer	—	—	11

Total loans past due 90+ days and still accruing	$45	$1,307	$332
Total non-performing assets and loans past due 90+days	$60,422	$74,740	$47,793

	June 30, 2012	June 30, 2011	December 31, 2011
Non-performing assets
to total loans:	2.77%	3.41%	2.18%
to total assets:	2.00%	2.62%	1.62%
Non-performing assets and 90+ days past due loans
to total loans:	2.77%	3.47%	2.20%
to total assets:	2.00%	2.67%	1.63%
Allowance for loan losses to total loans	2.14%	2.47%	2.24%
Allowance for loan losses to non-performing loans	100.49%	88.62%	125.37%

Non-performing loans continue to be concentrated in residential and commercial construction and land development loans in outer sub-markets hardest hit by the residential downturn and commercial and consumer credits experiencing the after shocks in sub-contracting businesses and unemployment levels. Overall, as of June 30, 2012, $29.2 million, or 63.1%, of non-performing loans represented acquisition, development and construction (“ADC”) loans, $5.6 million, or 12.0%, represented non-farm, non-residential loans, $9.0 million, or 19.4%, represented loans on one-to-four family residential properties, and $2.5 million, or 5.5%, represented commercial and industrial (“C&I”) loans. Interest actually received on non-accrual loans was $250 thousand in the six months ended June 30, 2011, and $172 thousand for the six months ended June 30, 2012. The Company continues to pursue an aggressive campaign to further reduce non-performing assets and other impaired loans and is implementing and executing various disposition strategies on an ongoing basis. See Note 4 to the Consolidated Financial Statements for additional information regarding the Company’s non-performing loans.

The following provides a breakdown of the construction and non-farm/non-residential loan portfolios by location, including loans on non-accrual status, with dollars in thousands:

	As of June 30, 2012
Residential, Acquisition, Development and Construction By County/Jurisdiction of Origination: (Dollars in thousands)	Total Outstandings	Percentage of Total	Non-accrual Loans	Non-accruals as a % of Outstandings	Net charge- offs as a % of Outstandings
District of Columbia	$7,820	5.3%	$495	0.3%	—
Montgomery, MD	—	0.0%	—	—	—
Prince Georges, MD	11,754	8.0%	5,969	4.1%	1.0%
Other Counties in MD	3,492	2.4%	199	0.1%	0.1%
Arlington/Alexandria, VA	29,964	20.4%	—	—	-0.1%
Fairfax, VA	32,946	22.4%	—	—	0.2%
Culpeper/Fauquier, VA	2,100	1.4%	200	0.1%	—
Frederick, VA	2,288	1.6%	2,288	1.6%	1.0%
Loudoun, VA	15,747	10.7%	—	—	—
Prince William, VA	9,254	6.3%	564	0.4%	—
Spotsylvania, VA	350	0.2%	—	—	—
Stafford, VA	27,109	18.4%	2,664	1.8%	—
Other Counties in VA	1,399	1.0%	—	—	—
Outside VA, D.C. & MD	2,841	1.9%	—	—	—

	$147,064	100.0%	$12,379	8.4%	2.2%

	As of June 30, 2012
Commercial, Acquisition, Development and Construction By County/Jurisdiction of Origination: (Dollars in thousands)	Total Outstandings	Percentage of Total	Non-accrual Loans	Non-accruals as a % of Outstandings	Net charge- offs as a % of Outstandings
District of Columbia	$785	0.6%	$—	—	—
Montgomery, MD	1,890	1.5%	—	—	—
Prince Georges, MD	12,489	10.1%	—	—	—
Other Counties in MD	2,148	1.7%	—	—	—
Arlington/Alexandria, VA	7,984	6.4%	585	0.5%	—
Fairfax, VA	5,943	4.8%	2,427	2.0%	0.3%
Culpeper/Fauquier, VA	3,049	2.5%	3,049	2.4%	—
Frederick, VA	2,000	1.6%	—	—	—
Henrico, VA	933	0.8%	—	—	—
Loudoun, VA	12,019	9.7%	—	—	—
Prince William, VA	39,601	32.0%	—	—	0.1%
Spotsylvania, VA	1,730	1.4%	—	—	—
Stafford, VA	27,630	22.3%	9,963	8.0%	—
Other Counties in VA	5,675	4.6%	835	0.7%	—
Outside VA, D.C. & MD	—	0.0%	—	—	—

	$123,876	100.0%	$16,859	13.6%	0.4%

	As of June 30, 2012
Non-Farm/Non-Residential By County/Jurisdiction of Origination: (Dollars in thousands)	Total Outstandings	Percentage of Total	Non-accrual Loans	Non-accruals as a % of Outstandings	Net charge- offs as a % of Outstandings
District of Columbia	$84,996	7.4%	$—	—	—
Montgomery, MD	20,786	1.8%	—	—	—
Prince Georges, MD	64,935	5.6%	—	—	—
Other Counties in MD	53,387	4.6%	—	—	—
Arlington/Alexandria, VA	182,648	15.8%	—	—	—
Fairfax, VA	279,916	24.2%	829	0.1%	—
Culpeper/Fauquier, VA	3,339	0.3%	2,078	0.2%	—
Frederick, VA	6,328	0.5%	—	—	—
Henrico, VA	21,951	1.9%	—	—	—
Loudoun, VA	150,715	13.0%	1,767	0.2%	—
Prince William, VA	199,862	17.3%	909	0.1%	—
Spotsylvania, VA	11,290	1.0%	—	—	—
Stafford, VA	21,488	1.9%	—	—	—
Other Counties in VA	44,576	3.9%	—	—	0.1%
Outside VA, D.C. & MD	9,417	0.8%	—	—	—

	$1,155,634	100.0%	$5,583	0.6%	0.1%

Total TDRs as of the dates indicated consisted of the following:

	June 30, 2012	June 30, 2011	December 31, 2011
	(Amounts in thousands)
Troubled debt restructurings:
Commercial	$9,289	$9,733	$7,135
Real estate-one-to-four family residential:
Permanent first and second	3,782	5,006	3,974
Home equity loans and lines	—	—	—

Total real estate-one-to-four family residential	$3,782	$5,006	$3,974
Real estate-multi-family residential	—	—	—
Real estate-non-farm, non-residential:
Owner-occupied	3,398	6,662	3,893
Non-owner-occupied	15,259	32,006	17,525

Total real estate-non-farm, non-residential	$18,657	$38,668	$21,418
Real estate-construction:
Residential	4,106	7,220	4,207
Commercial	7,220	20,406	15,521

Total real estate-construction:	$11,326	$27,626	$19,728
Consumer	—	37	9
Farmland	—	—	—

Total troubled debt restructurings	$43,054	$81,070	$52,264

Included in this amount of $43.1 million, the Bank had TDRs that were performing in accordance with their modified terms of $41.3 million at June 30, 2012.

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

At June 30, 2012, the Company had $1.51 billion, or 69.3%, of total loans concentrated in commercial real estate. Commercial real estate for purposes of this discussion includes all construction loans, loans secured by multi-family residential properties and loans secured by non-farm, non-residential properties. At December 31, 2011, commercial real estate loans were $1.54 billion, or 70.7%, of total loans. Total construction loans of $270.9 million at June 30, 2012, represented 12.4% of total loans, loans secured by multi-family residential properties of $84.2 million represented 3.9% of total loans, and loans secured by non-farm, non-residential properties of $1.16 billion represented 53.0%.

Construction loans at June 30, 2012, included $136.1 million in loans to commercial builders of single family residential property and $10.9 million to individuals on single family residential property, together representing 6.7% of total loans. These loans are made to a number of unrelated entities and generally have a term of twelve to eighteen months. In addition, the Company had $123.9 million of construction loans on non-residential commercial property at June 30, 2012, representing 5.7% of total loans. Total construction loans of $270.9 million include $103.7 million in land acquisition and/or development loans on residential property and $68.4 million in land acquisition and/or development loans on commercial property, together totaling $172.1 million, or 7.8% of total loans. Potential adverse developments in the Northern Virginia real estate market or economy, including substantial increases in mortgage interest rates, slower housing sales, and increased commercial property vacancy rates, could have an adverse impact on these groups of loans and the Bank’s income and financial position. These commercial loans generally represent short term obligations to support working capital needs and/or term loans to finance the purchase of business assets. At June 30, 2012, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. In addition, the Bank has commercial loans of $256.6 million, or 11.8% of the Bank’s total loan portfolio, to businesses and organizations, including trade associations, professional corporations, community associations, government contractors, medical practitioners, property management companies, religious organizations and houses of worship, heavy equipment contractors and others primarily located in the Northern Virginia market.

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

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land which represent in total 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans. Management has extensive experience in commercial real estate lending and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to its commercial real estate portfolio. The Company is well-capitalized. Nevertheless, it is possible that the Company could be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could require us to obtain additional capital, and may adversely affect stockholder returns.

Non-Interest Income

Non-interest income represented 13.5% and 6.6% of total revenue for the six months ended June 30, 2012, and June 30, 2011, respectively. Although interest income is our primary source of revenue, we remain committed to increasing non-interest income as a way to improve profitability and diversify our sources of revenue.

For the three months ended June 30, 2012, the Company recognized $3.4 million in non-interest income, compared to non-interest income of $2.3 million for the three months ended June 30, 2011. For the six months ended June 30, 2012, the Company recognized $8.4 million in non-interest income, compared to non-interest income of $3.7 million for the six months ended June 30, 2011.

The following table presents the components of non-interest income for the three and six months ended June 30, 2012, and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,		From the Three Months Ended June 30, 2011 to the Three Months Ended June 30, 2012
(dollars in thousands)	2012	2011	2012	2011	$ change	% change
Service charges and other fees	$875	$799	$1,756	$1,591	$76	9.5%
Non-deposit investment services commissions	242	460	494	713	(218)	-47.4%
Gains on loans held-for-sale	830	534	1,831	1,055	296	55.4%
Gain on sale of securities available-for-sale	1,328	—	3,920	503	1,328	—%
Impairment loss on securities, net	—	—	—	(732)	—	—%
Bank-owned life insurance	54	424	109	486	(370)	-87.3%
Other	92	39	260	116	53	135.9%

Total Non-Interest Income	$3,421	$2,256	$8,370	$3,732	$1,165	51.6%

Included in non-interest income for the second quarter of 2012, is a gain on sale of securities of $1.3 million. Non-interest income for the second quarter 2011 included a bank-owned life insurance death benefit of $361 thousand. For the six months ended June 30, 2012, non-interest income included a gain on sale of securities of $3.9 million, while non-interest income for the six months ended June 30, 2011, included an impairment loss on securities of $732 thousand, which was partially offset by a gain on sale of securities of $503 thousand as well as a bank-owned life insurance death benefit of $361 thousand. Excluding the gain on sale of securities available-for-sale, impairment loss on securities and bank-owned life insurance death benefits, non-interest income grew 10.4%, from $1.9 million for the three months ended June 30, 2011, to $2.1 million for the three months ended June 30, 2012, and grew 23.6%, from $3.6 million for the six months ended June 30, 2011, to $4.5 million for the six months ended June 30, 2012.

Gains on loans held-for-sale increased in the second quarter of 2012, on a year-over-year basis by $296 thousand, or 55.4%. The increase can be attributed to greater volume driven by lower interest rates on mortgage products. For the six months ended June 30, 2012, fees and net gains on loans held-for-sale increased $776 thousand, or 73.6% compared to the six months ended June 30, 2011. Mortgage loans held-for sale totaling $85.7 million were closed in the first half of 2012, as compared to $53.5 million for the first half of 2011.

Non-Interest Expense

For the three months ended June 30, 2012, the Company recognized $15.6 million in non-interest expense, compared to non-interest expense of $14.5 million for the three months ended June 30, 2011. For the six months ended June 30, 2012, the Company recognized $32.2 million in non-interest expense, compared to non-interest expense of $29.0 million for the six months ended June 30, 2011. The following table presents the components of non-interest expense for the three and six months ended June 30, 2012, and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,		From the Three Months Ended June 30, 2011 to the Three Months Ended June 30, 2012
(dollars in thousands)	2012	2011	2012	2011	$ change	% change
Salaries and employee benefits	$7,239	$6,426	$15,024	$13,085	$813	12.7%
Premises and equipment expense	2,341	2,243	4,762	4,713	98	4.4%
FDIC insurance	833	1,241	1,828	2,530	(408)	-32.9%
Loss on other real estate owned	881	320	1,707	476	561	175.3%
Franchise tax expense	750	774	1,500	1,546	(24)	-3.1%
Data processing	675	635	1,328	1,290	40	6.3%
Other operating expense	2,838	2,881	6,035	5,330	(43)	-1.5%

Total Non-Interest Expense	$15,557	$14,520	$32,184	$28,970	$1,037	7.1%

The majority of the increase from the second quarter of 2011 to the second quarter of 2012, for the quarter ended June 30, 2012, was an $813 thousand increase to salaries and employee benefits, and a $561 thousand increase in loss on other real estate owned, partially offset by a decrease of $408 thousand in FDIC insurance. The increase in salaries and employee expense includes $489 thousand in salary expense primarily related to the addition of key personnel in our sales and support functions to support our continued growth, and $216 thousand related to commissions paid to mortgage originators in connection with greater mortgage production sold into the secondary market.

Provision for Income Taxes

The Company’s income tax provisions are adjusted for non-deductible expenses and non-taxable income before applying the U.S. federal income tax rate of 35%. For the six months ended June 30, 2012, the Company recorded an income tax provision of $6.9 million compared to a provision of $6.7 million for the same period in 2011. Our effective tax rate was 33.1% and 32.5% for the six months ended June 30, 2012 and June 30, 2011, respectively. Our provision for income taxes was positively impacted by non-taxable income generated by the bank-owned life insurance earnings, and earnings from tax-exempt investment securities, which provided the greatest benefit to our effective tax rate.

Financial Condition

Total Assets

Total assets increased by $78.8 million, or 2.7%, to $3.02 billion at June 30, 2012, as compared to $2.94 billion at December 31, 2011. The increase was largely the result of an increase in cash and cash equivalents of $127.2 million, an increase in loans, net of allowance for loan losses, of $11.3 million which offset a decrease in investment securities of $58.3 million, and a decrease in loans held-for-sale of $5.6 million.

Cash and cash equivalents of $209.8 million at June 30, 2012, increase primarily due to the growth in funding provided by securities sold under agreement to repurchase. During the first half of 2012, securities sold under agreement to repurchase increased $101.3 million, or 38.5%, to $364.6 million at June 30, 2012. Securities sold under agreement to repurchase are entered into primarily with in-market commercial customers that generally maintain a full relationship with the Bank, in the form of lending facilities and other deposit products. We invest these funds in short-term liquid assets, such as interest-bearing deposits held at the Federal Reserve Bank, and investment securities available-for-sale to provide additional liquidity and incremental low-risk returns.

Investment Securities

Investment securities were $566.7 million representing a decrease of $58.3 million from December 31, 2011. During the second quarter of 2012, the Company sold $67.9 million of investment securities resulting in a $1.3 million realized gain on sale of securities. The purchase of investment securities made during the second quarter were predominantly at a premium to book value in short-term, pass-through mortgage backed securities and collateralized mortgage obligations issued by government sponsored entities, with an average life of three to five years or less. This strategy positions the Company with strong liquid assets to maintain a constant flow of funds to support future loan growth and to provide repricing opportunities if rates begin to rise over the next few years. We held 18.8% of our total assets in the investment security portfolio at June 30, 2012, compared to 21.3% at December 31, 2011. We expect the current level of investment securities as a percentage of total assets will decline over time as the mix between investment securities and loans will change due to anticipated growth in our loan portfolio.

The investment portfolio also contains four pooled trust preferred securities with a book value of $5.6 million, and a fair value of $556 thousand at June 30, 2012, for which the Company performs a quarterly analysis to determine whether any other than temporary impairment exists on the four pooled trust preferred securities. The analysis includes stress tests on the underlying collateral and cash flow estimates based on the current and projected future levels of deferrals and defaults within each pool. There has been no recorded impairment loss in the six months ended June 30, 2012, compared to an impairment loss of $732 thousand for the same time period in 2011.

Loans

Loans, net of allowance for loan losses, increased $11.3 million, or 0.5%, from $2.12 billion at December 31, 2011, to $2.13 billion at June 30, 2012. The most significant decrease in loans, net was $55.5 million, or 17.0%, in our real estate construction portfolio. The Company has significantly reduced its concentration in real estate construction loans, both residential and commercial, from 15.0% of total loans, net at December 31, 2011, to 12.4% at June 30, 2012. Loan growth has been favorable in our real estate non-farm, non-residential portfolio, real estate one-to-four family residential, and real estate multi-family residential increasing $22.7 million, $28.9 million, and $7.7 million, respectively, from December 31, 2011 to June 30, 2012. Lending efforts for the remainder of 2012, will continue to be focused on building greater market share in commercial lending, especially in sectors forecast for growth, such as government contract lending, professional practices and associations and select service industries, with strategic hiring, marketing campaigns and calling efforts.

Loans held-for-sale

Loans held-for-sale, which are originated by our mortgage division and intended for sale in the secondary market, decreased $5.63 million from $18.5 million at December 31, 2011, to $12.9 million at June 30, 2012. The decrease in loans held-for-sale was mostly related to a delay at one of our correspondent banks in purchasing loans held-for-sale originated from November 2011 through December 31, 2011. The loans held-for-sale that were impacted by the delay at December 31, 2011, and were subsequently purchased by the correspondent bank in the first quarter of 2012. Loans sold to correspondent banks are subject to repurchase as a result of specific events outlined in the correspondent purchase agreements. The repurchase events, include but are not limited to, deficiencies in documentation standards, and defaults or pay-offs within a specified period of time. The Company did not maintain a reserve for repurchases at June 30, 2012, and December 31, 2011, and has historically experienced an insignificant amount of repurchases.

Deposits

Total deposits at June 30, 2012, were $2.25 billion, a decrease of $40.5 million, or 1.8%, from $2.29 billion at December 31, 2011. The decrease was driven by reductions in time deposits of $98.8 million, or 12.7%. The reduction in time deposits was intentional and resulted from a series of interest rate reductions that began in late 2011, and continued through the second quarter of 2012. As a result, the cost of total interest-bearing deposits declined from 1.36% for the quarter ended June 30, 2011, to 0.95% for the quarter ended June 30, 2012. The Company’s deposit mix continues to be weighted heavily in lower cost non-interest bearing demand deposits, savings and interest-bearing demand deposits, which comprised 69.7% of total deposits at June 30, 2012, compared to 65.9% at December 31, 2011.

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

Stockholders’ equity increased $19.5 million, or 6.9%, from $283.8 million at December 31, 2011, to $303.3 million at June 30, 2012, with approximately $7.3 million in net proceeds from the above referenced stock issuances, net income to common stockholders of $11.1 million for the first six months of 2012, a $728 thousand decrease in other comprehensive income related to the investment securities portfolio, $1.0 million in the accretion of the discount on preferred stock and $884 thousand in proceeds and tax benefits related to the exercise of options by the Company’s directors and officers, and stock option expense credits. The Company’s Tier 1 and total qualifying capital ratios are each up 119 basis points from December 31, 2011, to 15.74% and 17.00%, respectively, and its tangible common equity ratio is up 42 basis points to 7.79% at June 30, 2012.

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

The Company has taken a very prudent and disciplined approach to wholesale funding as a source of liquidity. Our successful strategy in gathering in-market customer deposits to fund loan growth has limited our reliance on wholesale funding. Wholesale funding sources include, but are not limited to, Federal funds, public funds (such as state and local municipalities), FHLB advances, securities sold under agreement to repurchase, and brokered deposits. We have set limits on the use of wholesale funding sources, which includes limiting brokered deposits to no more than $50.0 million maturing in any one-month and to no more than 10.0% of total deposits maturing within one-year.

As of June 30, 2012, and June 30, 2011, we did not have any brokered deposits, other than CDARS reciprocal deposits, on our balance sheet. CDARS reciprocal deposits are deposits that have been placed into a deposit placement service which allows us to place our customers’ funds in FDIC-insured time deposits at other banks and at the same time, receive an equal sum of funds from customers of other banks within the deposit placement service. CDARS reciprocal deposits of $63.3 million and $95.5 million are included in our time deposit portfolio and account for 2.8% and 4.2% of our total deposits at June 30, 2012, and December 31, 2011, respectively. Time deposits comprise approximately $681.9 million, or 30.3%, of our total deposit liabilities at June 30, 2012. At June 30, 2012 and 2011, we had customer securities sold under agreement to repurchase of $289.6 million and $188.3 million, respectively. We also had wholesale securities sold under agreement to repurchase of $75.0 million as of June 30, 2012 and 2011.

The Company measures total liquidity through cash and cash equivalents, investment securities available-for-sale, mortgage loans held-for-sale, other loans and investment securities maturing within one year, less securities pledged as collateral for repurchase agreements, public deposits and other purposes, and less any outstanding Federal funds purchased. These liquidity sources decreased $45.2 million, or 5.8%, from $781.2 million at December 31, 2011, to $736.0 million at June 30, 2012, primarily due to a $121.8 million increase in securities pledged as collateral for repurchase agreements, partially offset by a $76.5 million increase in interest-bearing deposit accounts at other banks. Additional sources of liquidity available to the Bank include the capacity to borrow funds through established short-term lines of credit with various correspondent banks and the Federal Home Loan Bank of Atlanta. See Note 8 to the Consolidated Financial Statements for further information regarding these additional liquidity sources.

It is our opinion that our liquidity position at June 30, 2012, is adequate to respond to fluctuations “on” and “off” balance sheet. In addition, we know of no trends, demands, commitments, events or uncertainties that may result in, or that are reasonably likely to result in our inability to meet anticipated or unexpected liquidity needs.

Off-Balance Sheet Arrangements

The Company enters into certain off-balance sheet arrangements in the normal course of business to meet the financing needs of its customers. These off-balance sheet arrangements include unfunded lines of credit, commitments to extend credit, standby letters of credit and financial guarantees, totaling $521.8 million and $539.2 million as of June 30, 2012, and December 31, 2011, respectively. These arrangements would impact the Company’s liquidity and capital resources to the extent customers accept and/or use these commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. With the exception of these off-balance sheet arrangements, and the Company’s obligations in connection with its trust preferred securities, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors.

Unfunded lines of credit and commitments to extend credit amounted to $478.8 million at June 30, 2012, and $498.1 million at December 31, 2011, represent legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Unfunded lines of credit and commitments to extend credit were $438.5 million and $40.3 million, respectively, at June 30, 2012, and were $478.3 million and $19.8 million, respectively, at December 31, 2011. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At June 30, 2012, and December 31, 2011, the Company had $43.0 million and $41.1 million, respectively, in outstanding standby letters of credit.

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

We are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on our financial condition and the consolidated financial statements. Both the Company’s and the Bank’s capital levels continue to meet regulatory requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios. Tier 1 capital consists of common and qualifying preferred stockholders’ equity, less goodwill, and for the Company includes certain minority interests relating to bank subsidiary issued shares, and a limited amount of restricted core capital elements. Restricted core capital elements include qualifying cumulative preferred stock interests, certain minority interests in subsidiaries and qualifying trust preferred securities. All of the $71.0 million in preferred stock interests issued to the Treasury under the Capital Purchase Program qualify as Tier 1 capital. Total risk-based capital consists of Tier 1 capital, qualifying subordinated debt, and a portion of the allowance for loan losses, and for the Company, a limited amount of excess restricted core capital elements. Risk-based capital ratios are calculated with reference to risk-weighted assets. The leverage ratio compares Tier 1 capital to total average assets. The Bank’s Tier 1 risk-based capital ratio was 15.20% at June 30, 2012, compared to 14.21% at December 31, 2011, and its total risk-based capital ratio was 16.46% at June 30, 2012, compared to 15.47% at December 31, 2011. These ratios are in excess of the minimum regulatory requirement of 4.00% and 8.00%, respectively. The Bank’s leverage ratio was 11.91% at June 30, 2012, compared to 11.40% at December 31, 2011, and in excess of the minimum regulatory requirement of 4.00%. The Company’s Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage ratio was 15.74%, 17.00%, and 12.25%, respectively, at June 30, 2012, compared to 14.55%, 15.81%, and 11.61% at December 31, 2011. In addition the Company’s and the Bank’s capital ratios exceeded the amounts required to be considered

“well capitalized” as defined in the regulations. The increases in these capital ratios are due to additional Tier 1 capital raised through exercise of warrants totaling $7.3 million, additional net income available to common stockholders of $11.1 million and a $50.3 million reduction in risk-weighted assets at June 30, 2012, compared to December 31, 2011.

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

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Federal Reserve has revised the capital treatment of trust preferred securities to provide that, beginning in 2011, such securities can be counted as Tier 1 capital at the holding company level, together with other restricted core capital elements, up to 25% of total capital (net of goodwill), and any excess as Tier 2 capital, subject to limitation. At June 30, 2012, trust preferred securities represented 17.8% of the Company’s Tier 1 capital and 16.5% of its total risk-based capital. The Federal Reserve Board, acting in concert with the other federal banking regulatory agencies, has published proposed rules that, if adopted, would generally implement the Basel III capital standards upon bank holding companies greater than $500 million in total consolidated assets. The Company anticipates that the Federal Reserve Board will adopt a final version of these proposed rules sometime in 2013. We will continue monitor the impact that these regulations will have on our company. See Note 9 to the Consolidated Financial Statements for further information regarding trust preferred securities.

Capital Issuances. As noted above, during 2008, the Company accepted an investment by Treasury under the Capital Purchase Program. In connection with that investment, the Company entered into and consummated a Securities Purchase Agreement with the Treasury, pursuant to which the Company issued 71,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), having a liquidation amount per share equal to $1,000, for a total purchase price of $71.0 million. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. Subject to approval by the Treasury after consultation with the Company’s and Bank’s federal regulators, the Company may, at its option, redeem the Series A Preferred Stock at the liquidation amount plus accrued and unpaid dividends. The Series A Preferred Stock is non-voting, except in limited circumstances. Prior to the third anniversary of issuance, unless the Company had redeemed all of the Series A Preferred Stock or the Treasury had transferred all of the Series A Preferred Stock to a third party, the consent of the Treasury was required for the Company to commence paying a cash common stock dividend or repurchase its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Securities Purchase Agreement.

In connection with the purchase of the Series A Preferred Stock, the Treasury was issued a warrant (the “Warrant”) to purchase 2,696,203 shares of the Company’s common stock at an initial exercise price of $3.95 per share. The Warrant provides for the adjustment of the exercise price and the number of shares of the common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of the common stock, and upon certain issuances of the common stock (or securities exercisable or exchangeable for, or convertible into, common stock) at or below 90% of the market price of the common stock on the trading day prior to the date of the agreement on pricing such securities. The Warrant expires ten years from the date of issuance. If the Company redeems the Series A Preferred Stock in full prior to exercise of the Warrant, the Warrant may be liquidated based upon the then current fair market value of the common stock. The Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

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

Our short term interest rate sensitivity is managed through the use of a model that generates estimates of the change in the net interest income when interest rates are shocked upward and downward from the base case. Given the current rate environment, we limited the downward change to 100 basis points. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. The model captures the timing of the repricing of interest sensitive assets and interest sensitive liabilities as well as the degree of change (“beta”) in the interest rates of particular asset and liability products that occurs as interest rates move upward or downward. The model assumes that the composition of the interest sensitive assets and interest sensitive liabilities existing at June 30, 2012, remains constant over a two year period (base case) and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.

The following table provides an analysis of our interest rate risk as measured by the estimated change in MVPE and net interest income from the base case, resulting from instantaneous and sustained parallel shifts in interest rates as of June 30, 2012:

	Sensitivity of Market Value of Portfolio Equity June 30, 2012	Sensitivity of Net Interest Income June 30, 2012
	Market Value of Portfolio Equity	Net Interest Income
Interest Rate Scenario	Percent Change from Base	Percent Change from Base
Up 200 bps	-9.4%	+5.3%
Up 300 bps	-15.6%	+7.8%
Down 100 bps	+1.0%	-7.6%

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

The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports that the company files with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer

have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information required to be set forth in the Company’s periodic reports.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities.- None

(b)	Use of Proceeds.- Not Applicable.

(c)	Issuer Purchases of Securities.- None

Item 3.	DEFAULTS UPON SENIOR SECURITIES—None

Item 4.	MINE SAFETY DISCLOSURES—None

Item 5.	OTHER INFORMATION

(a)	Required 8-K Disclosures. None

(b)	Changes in Procedures for Director Nominations by Securityholders. None

Item 6.	EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation of Virginia Commerce Bancorp, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

3.2	Articles of Amendment to the Articles of Incorporation relating to the Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 15, 2008)

3.3	Amended and Restated By-laws of Virginia Commerce Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 27, 2007)

3.4	Amendment to the Amended and Restated By-laws of Virginia Commerce Bancorp, Inc. (incorporated by reference to exhibit 3.4 to the Company’s Current Report on Form 8-K filed on January 28, 2011)

31.1	Certification of Peter A. Converse, President and Chief Executive Officer

31.2	Certification of Mark S. Merrill, Executive Vice President and Chief Financial Officer

32.1	Certification of Peter A. Converse, President and Chief Executive Officer

32.2	Certification of Mark S. Merrill, Executive Vice President and Chief Financial Officer

101	The following materials from Virginia Commerce Bancorp, Inc.’s quarterly report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virginia Commerce Bancorp, Inc.
(Registrant)

Date: August 8, 2012	BY	/s/ Peter A. Converse
Peter A. Converse, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2012	BY	/s/ Mark S. Merrill
Mark S. Merrill, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)