Form 10-Q
period 2012-09-30
VIRGINIA COMMERCE BANCORP INC
filed 2012-11-08
CIK 1099305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 2, 2012, the number of outstanding shares of registrant’s common stock, par value $1.00 per share, was: 30,824,726.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share and per share data)

	(Unaudited) September 30, 2012	(Audited) December 31, 2011
Assets
Cash and due from banks	$29,620	$31,569
Interest bearing deposits in other banks	213,973	51,000

Cash and cash equivalents	243,593	82,569
Investment securities, available-for-sale, at fair value	545,143	593,064
Investment securities, held-to-maturity, at amortized cost (fair value of $34,431)	—	31,892
Restricted investments, at cost	11,272	11,214
Loans held-for-sale	19,330	18,485
Loans, net of allowance for loan losses of $41,288 and $48,729	2,102,588	2,120,291
Premises and equipment, net	10,511	11,413
Accrued interest receivable	9,541	10,007
Other real estate owned, net of valuation allowance of $5,287 and $6,517	14,089	8,925
Bank-owned life insurance	14,176	14,017
Other assets	34,499	36,641

Total assets	$3,004,742	$2,938,518

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing demand deposits	$390,692	$337,937
Savings and interest-bearing demand deposits	1,174,789	1,173,568
Time deposits	647,075	780,653

Total deposits	$2,212,556	$2,292,158
Securities sold under agreement to repurchase	409,320	263,273
Other borrowed funds	—	25,000
Trust preferred capital notes	66,762	66,570
Accrued interest payable	2,131	2,418
Other liabilities	2,445	5,328
Commitments and contingent liabilities	—	—

Total liabilities	$2,693,214	$2,654,747

Stockholders’ Equity
Preferred stock, net of discount, $1.00 par value per share, 1,000,000 shares authorized, Series A; $1,000 stated value; 71,000 issued and outstanding at September 30, 2012 and December 31, 2011	$68,621	$67,195
Common stock, $1.00 par value per share, 50,000,000 shares authorized, 31,824,756 issued and outstanding at September 30, 2012, including 110,215 in unvested shares and 30,263,672 issued and outstanding at December 31, 2011, including 49,998 in unvested shares	31,715	30,214
Surplus	117,905	111,042
Warrants	8,520	8,520
Retained earnings	79,258	60,999
Accumulated other comprehensive income, net	5,509	5,801

Total stockholders’ equity	$311,528	$283,771

Total liabilities and stockholders’ equity	$3,004,742	$2,938,518

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest and dividend income:
Interest on loans, including fees	$29,820	$31,456	$90,868	$95,144
Interest and dividends on investment securities:
Taxable	2,232	3,185	7,328	9,177
Tax-exempt	574	593	1,748	1,777
Dividend on restricted investments	105	95	310	287
Interest on deposits in other banks	132	21	257	21
Federal funds sold	—	53	—	152

Total interest and dividend income	$32,863	$35,403	$100,511	$106,558

Interest expense:
Interest on deposits	$4,261	$6,485	$13,668	$20,178
Interest on securities sold under agreement to repurchase	1,017	965	3,068	2,859
Interest on other borrowed funds	242	272	779	806
Interest on trust preferred capital notes	975	952	2,932	3,015

Total interest expense	$6,495	$8,674	$20,447	$26,858

Net interest income	$26,368	$26,729	$80,064	$79,700
Provision for loan losses	3,111	3,933	12,267	11,210

Net interest income after provision for loan losses	$23,257	$22,796	$67,797	$68,490

Non-interest income:
Service charges on deposits	$882	$839	$2,638	$2,430
Non-deposit investment services commissions	211	340	705	1,053
Gain on sale of mortgage loans held-for-sale	1,082	744	2,913	1,799
Gain on sale of investment securities available-for-sale	2,056	—	5,976	503
Total other-than-temporary impairment losses on investment securities	—	—	—	(3,107)
Portion of loss recognized in other comprehensive income	—	—	—	2,375

Net impairment losses on investment securities	—	—	—	(732)
Increase in surrender value of bank-owned life insurance	50	58	159	544
Other income	444	(41)	704	75

Total non-interest income	$4,725	$1,940	$13,095	$5,672

Non-interest expense:
Salaries and employee benefits	$7,493	$6,591	$22,517	$19,676
Premises and equipment expenses	2,380	2,293	7,142	7,006
FDIC insurance	660	864	2,488	3,394
(Gain) loss on other real estate owned	(141)	546	1,566	1,022
Other real estate owned expenses	322	277	902	616
Franchise tax expense	935	780	2,435	2,326
Data processing expenses	664	652	1,992	1,942
Other operating expenses	2,899	2,890	8,354	7,881

Total non-interest expense	$15,212	$14,893	$47,396	$43,863

Income before provision for income taxes	$12,770	$9,843	$33,496	$30,299
Provision for income taxes	4,284	3,277	11,148	9,931

Net income	$8,486	$6,566	$22,348	$20,368

Effective dividend on preferred stock	$1,364	1,349	$4,090	4,012

Net income available to common stockholders	$7,122	$5,217	$18,258	$16,356

Earnings per common share, basic	$0.22	$0.18	$0.58	$0.55
Earnings per common share, diluted	$0.21	$0.17	$0.54	$0.53

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2012	2011	2012	2011
Net Income	$8,486	$6,566	$22,348	$20,368
Other Comprehensive Income (loss):
Unrealized net gains on investment securities available-for-sale, net of tax (1)	1,772	2,287	1,929	7,862
Reclassification adjustment for transfer of investment securities from held-to-maturity to available-for-sale, net of tax of $895 in 2012	—	—	1,663	—
Reclassification adjustment for gains on sale of investment securities, net of tax (2)	(1,336)	—	(3,884)	(327)
Reclassification adjustment for impairment loss on investment securities, net of tax $256 in 2011	—	—	—	476

Total Other Comprehensive Income (Loss)	436	2,287	(292)	8,011

Total Comprehensive Income	$8,922	$8,853	$22,056	$28,379

(1)	Net of tax of $954 and $1,232 for the three months ended September 30, 2012 and 2011, respectively and $1,039 and $4,230 for the nine months ended September 30, 2012 and 2011, respectively.
(2)	Net of tax of $(720) for September 30, 2012, and $(2,092) and $(176) for the nine months ended September 30, 2012 and 2011, respectively.

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Preferred Stock	Common Stock	Surplus	Warrants	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, January 1, 2011	$65,445	$28,954	$105,056	$8,520	$39,208	$(1,589)	$245,594
Net income					20,368		20,368
Other comprehensive income						8,011	8,011
Capital common stock issued	—	426	2,075	—	—	—	2,501
Stock options/warrants exercised	—	322	976	—	—	—	1,298
Stock option expense	—	—	436	—	—	—	436
Discount on preferred stock	1,349	—	—	—	(1,349)	—	—
Dividend on preferred stock	—	—	—	—	(2,662)	—	(2,662)

Balance, September 30, 2011	$66,794	$29,702	$108,543	$8,520	$55,565	$6,422	$275,546

Balance, January 1, 2012	$67,195	$30,214	$111,042	$8,520	$60,999	$5,801	$283,771
Net income	—	—	—	—	22,348	—	22,348
Other comprehensive (loss)	—	—	—	—	—	(292)	(292)
Capital common stock issued	—	426	1,968	—	—	—	2,394
Stock options/warrants exercised	—	1,075	4,479	—	—	—	5,554
Stock option expense	—	—	416	—	—	—	416
Discount on preferred stock	1,426	—	—	—	(1,426)	—	—
Dividend on preferred stock	—	—	—	—	(2,663)	—	(2,663)

Balance, September 30, 2012	$68,621	$31,715	$117,905	$8,520	$79,258	$5,509	$311,528

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,348	$20,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,665	1,645
Provision for loan losses	12,267	11,210
Stock based compensation expense	416	436
Deferred tax expense	982	6,420
Accretion of trust preferred securities discount	192	192
Amortization of premiums and accretion of security discounts, net	6,127	1,236
Loans originated for sale	(146,770)	(103,656)
Sales of loans	148,498	97,801
(Gain) loss on sale of loans	(2,573)	(1,560)
Loss on sale/valuation of OREO	1,566	637
Gain on sale of investment securities available-for-sale	(5,976)	(503)
Impairment loss on investment securities	—	732
Changes in other assets and other liabilities: Decrease (increase) in accrued interest receivable	466	(255)
Decrease in other assets	1,158	8,809
Increase (decrease) in other liabilities	(2,883)	38
Decrease in accrued interest payable	(287)	(171)

Net Cash Provided By Operating Activities	$37,196	$43,379

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in loans	$(4,300)	$35,125
Purchase of investment securities available-for-sale	(334,067)	(325,168)
Proceeds from principal payments, calls and maturities on investment securities available-for-sale	256,274	129,019
Proceeds from principal payments, calls and maturities on investment securities held-to-maturity	1,873	4,063
Sale of investment securities available-for-sale	155,133	12,645
(Purchase) redemption of FHLB stock	(58)	396
Purchase of premises and equipment	(763)	(1,087)
Proceeds from sale of other real estate owned	3,006	12,365

Net Cash Provided By (Used In) Investing Activities	$77,098	$(132,642)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, NOW, money market and savings accounts	$53,976	$110,830
Net (decrease) increase in time deposits	(133,578)	10,908
Net increase in securities sold under agreement to repurchase	146,047	48,926
Proceeds from exercise of stock options and warrants	5,554	1,298
Net proceeds from issuance of common stock	2,394	2,501
Repayment of other borrowed funds	(25,000)	—
Dividend paid on preferred stock	(2,663)	(2,662)

Net Cash Provided By Financing Activities	$46,730	$171,801

Net Increase In Cash and Cash Equivalents	161,024	82,538
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	$82,569	$47,387

CASH AND CASH EQUIVALENTS – END OF PERIOD	$243,593	$129,925

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$10,840	$3,348
Interest paid	20,734	27,029
Supplemental Schedule of Noncash Investing Activities:
Unrealized (loss) gain on available-for-sale securities	$(3,008)	$12,321
Unrealized gain on securities transferred from held-to-maturity to available-for-sale	2,558	—
OREO transferred from loans	14,634	6,214
Loans made on the disposition of OREO	4,898	3,540

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	General

The accompanying unaudited consolidated financial statements of Virginia Commerce Bancorp, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the consolidated balance sheets as of September 30, 2012 and December 31, 2011, the consolidated statements of income for the three and nine months ended September 30, 2012 and 2011, consolidated statements of comprehensive income for the three and nine month periods ended September 30, 2012 and 2011, and consolidated statements of changes in stockholders’ equity and consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011. These statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2011. In preparing these consolidated financial statements, management has evaluated subsequent events and transactions for potential recognition or disclosure through the date these consolidated financial statements were issued. Management has concluded there were no material subsequent events to be disclosed at this time.

Operating results for the three and nine month periods ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or any other period. Reclassifications of prior years’ amounts are made whenever necessary to conform to the current years’ presentation.

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

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Investment securities available-for-sale: Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2).

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis for September 30, 2012 and December 31, 2011, respectively (dollars in thousands):

		Carrying value at September 30, 2012
Description	Balance as of September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available-for-sale
U.S. Government Treasury obligations	$15,000	$—	$15,000	$—
U.S. Government Agency obligations	$429,416	$—	$429,416	$—
Pooled trust preferred securities	$358	$—	$358	$—
Obligations of states and political subdivisions	$100,369	$—	$100,369	$—

		Carrying value at December 31, 2011
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available-for-sale
U.S. Government Agency obligations	$523,987	$—	$523,987	$—
Pooled trust preferred securities	$456	$—	$456	$—
Obligations of states and political subdivisions	$68,621	$—	$68,621	$—

At September 30, 2012 and December 31, 2011, the Company did not have any liabilities measured at fair value on a recurring basis.

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

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the periods ended September 30, 2012, and December 31, 2011. Gains and losses on the sale of loans are recognized in fees and net gains on loans held-for-sale on the Consolidated Statements of Income.

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

Other Real Estate Owned / Foreclosed Assets: Assets acquired through, or in lieu of, loan foreclosure are held-for-sale and are initially recorded at the lesser of carrying value or fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation are included in net expenses for other real estate owned. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as Level 2 valuation. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as Level 3 valuation.

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis for September 30, 2012 and December 31, 2011, respectively (dollars in thousands):

		Carrying value at September 30, 2012
Description	Balance as of September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$79,273	$707	$50,649	$27,917
Other real estate owned	$14,089	$—	$9,050	$5,039

		Carrying value at December 31, 2011
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$83,207	$750	$74,078	$8,379
Other real estate owned	$8,925	$—	$4,257	$4,668

The changes in Level 3 assets measured at estimated fair value on a nonrecurring basis during the nine months ended September 30, 2012, were as follows (dollars in thousands):

	Carrying value at September 30, 2012
	Impaired Loans	Other Real Estate Owned
Balance - January 1, 2012	$8,379	$4,668
Decrease in carrying value (included in earnings)	(185)	—
Transfers into Level 3	26,361	909
Transfers out of Level 3	(6,638)	(538)

Balance – September 30, 2012	$27,917	$5,039

At September 30, 2012 and December 31, 2011, the Company did not have any liabilities measured at fair value on a nonrecurring basis.

The following table displays quantitative information about Level 3 Fair Value Measurements for September 30, 2012 (dollars in thousands):

Quantitative information about Level 3 Fair Value Measurements for September 30, 2012
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range
Impaired loans		Discounted appraised value	Selling cost	5% - 10%
			Discount for lack of marketability and age of appraisal	0% - 35%
		Discounted cash flow	Discount for expected levels of future cash flows	10% - 25%
Other real estate owned		Discounted appraised value	Selling cost	5% - 10%
			Discount for lack of marketability and age of appraisal	0% - 20%

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Short-Term Investments

For these short-term instruments, including interest-bearing deposits in other banks, the carrying amount is a reasonable estimate of fair value.

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

At September 30, 2012 and December 31, 2011, the fair value of loan commitments and stand-by letters of credit were deemed immaterial, and therefore, are not included in the table below.

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

The balance sheet carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

		Fair Value Measurements as of September 30, 2012, using
(Dollars in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Financial assets:
Cash and short-term investments	$243,593	$243,593	$—	$—
Investment securities	545,143	—	545,143	—
Restricted stock	11,272	—	11,272	—
Loans held-for-sale	19,330	—	19,330	—
Loan receivables	2,102,588	707	2,212,737	27,917
Bank-owned life insurance	14,176	14,176	—	—
Accrued interest receivable	9,541	—	9,541	—

Financial liabilities:
Deposits	$2,212,556	$—	$2,200,613	$—
Securities sold under agreement to repurchase	409,320	350,401	75,000	—
Other borrowed funds	—	—	—	—
Trust preferred capital notes	66,762	—	67,407	—
Accrued interest payable	2,131	—	2,131	—

		Fair Value Measurements as of December 31, 2011, using
(Dollars in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Financial assets:
Cash and short-term investments	$82,569	$82,569	$—	$—
Investment securities	624,956	—	627,495	—
Restricted stock	11,214	—	11,214	—
Loans held-for-sale	18,485	—	18,485	—
Loan receivables	2,120,291	750	2,114,199	8,379
Bank-owned life insurance	14,017	14,017	—	—
Accrued interest receivable	10,007	—	10,007	—

Financial liabilities:
Deposits	$2,292,158	$—	$2,311,842	$—
Securities sold under agreement to repurchase	263,273	206,145	75,000	—
Other borrowed funds	25,000	—	25,733	—
Trust preferred capital notes	66,570	—	103,680	—
Accrued interest payable	2,418	—	2,418	—

2.	Investment Securities

Amortized cost and fair value of the investment securities available-for-sale and held-to-maturity as of September 30, 2012, and December 31, 2011, are as follows (dollars in thousands). As of March 31, 2012, the Company transferred its held-to-maturity investment portfolio with an amortized cost of $30.0 million and a fair value of $32.5 million, to its available-for-sale investment portfolio.

September 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale:
U.S. Government treasury obligations	$15,000	$—	$—	$15,000
U.S. Government agency obligations	$422,637	7,347	(568)	429,416
Pooled trust preferred securities	5,646	—	(5,288)	358
Obligations of states and political subdivisions	93,384	7,035	(50)	100,369

Total Investment securities available-for-sale	$536,667	$14,382	$(5,906)	$545,143

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale:
U.S. Government agency obligations	$514,961	$9,455	$(429)	$523,987
Pooled trust preferred securities	5,526	56	(5,126)	456
Obligations of states and political subdivisions	63,652	4,997	(28)	68,621

Total Investment securities available-for-sale	$584,139	$14,508	$(5,583)	$593,064

Held-to-maturity:
U.S. Government agency obligations	$3,763	$253	$—	$4,016
Obligations of state and political subdivisions	28,129	2,286	—	30,415

Total Investment securities held-to-maturity	$31,892	$2,538	$—	$34,431

The amortized cost of securities pledged as collateral for repurchase agreements, certain public deposits, and other purposes was $434.8 million and $392.8 million at September 30, 2012 and December 31, 2011, respectively.

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

Provided below is a summary of all securities which were in an unrealized loss position at September 30, 2012, and December 31, 2011, that were evaluated for other-than-temporary impairment, and deemed to not have an other-than-temporary impairment. Presently, the Company does not intend to sell any of these securities, does not expect to be required to sell these securities, and expects to recover the adjusted amortized cost of all the securities. For U.S. Government Agency obligations and obligations of states and political subdivisions, the unrealized losses result from market or interest rate risk, while the unrealized losses pertaining to the pooled trust preferred securities are due to liquidity discounts, performance and credit ratings, as well as interest rate risk.

At September 30, 2012	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government agency obligations	$67,026	$(568)	$—	$—	$67,026	$(568)
Pooled trust preferred securities	—	—	358	(5,288)	358	(5,288)
Obligations of states and political subdivisions	3,870	(50)	—	—	3,870	(50)

	$70,896	$(618)	$358	$(5,288)	$71,254	$(5,906)

At December 31, 2011	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government agency obligations	$74,594	$(429)	$—	$—	$74,594	$(429)
Pooled trust preferred securities	—	—	306	(5,126)	306	(5,126)
Obligations of states and political subdivisions	313	(10)	512	(18)	825	(28)

	$74,907	$(439)	$818	$(5,144)	$75,725	$(5,583)

As of September 30, 2012, the Company had two pooled trust preferred securities that were deemed to be other-than-temporarily impaired (“OTTI”) based on a present value analysis of expected future cash flows. The following table provides further information on these securities as of September 30, 2012 (dollars in thousands):

Security	Class	Moody’s Ratings (Lowest Assigned Rating)	Book Value	Market Value	Unrealized Loss	Current Defaults and Deferrals	% of Current Defaults and Deferrals to Current Collateral	Excess Sub (1)	Estimated Incremental Defaults Required to Break Yield (2)	Cumulative Other Comprehensive Loss (3)	Amount of OTTI Related to Credit Loss (3)
PreTSL X	B-1	C	$542	$13	$529	$168,795	40.5%	-47.0%	BROKEN	$529	—
PreTSL XXVI	C-2	C	2,167	13	2,154	$265,500	29.5%	-21.1%	BROKEN	2,154	—

Total			$2,709	$26	$2,683					$2,683	$—

(1)	Excess subordination is the difference between the remaining performing collateral and the amount of bonds outstanding that are pari passu and senior to the class the Company owns. Negative excess subordination indicates there is not enough performing collateral in the pool to cover the outstanding balance of all classes senior to those the Company owns.
(2)	A break in yield for a given class means that defaults/deferrals have reached such a level that the class would not receive all of its contractual cash flows (principal and interest) by maturity (so that it is not just a temporary interest shortfall, but an actual loss in yield on the investment). This represents additional defaults beyond those assumed in our cash flow modeling.
(3)	Pre-tax credit losses recorded in 2012.

Trust preferred security, PreTSL VI, was redeemed in third quarter 2012 resulting in a gain of $436 thousand.

As of September 30, 2012, the Company had one pooled trust preferred security that was deemed to be temporarily impaired based on a present value analysis of expected future cash flows. The security had a market value of $332 thousand. The following table provides further information on this security as of September 30, 2012 (in thousands):

Security	Class	Moody’s Ratings (Lowest Assigned Rating)	Book Value	Market Value	Unrealized Loss	Current Defaults and Deferrals	% of Current Defaults and Deferrals to Current Collateral	Excess Sub (1)	Estimated Incremental Defaults Required to Break Yield (2)	Cumulative Other Comprehensive Loss (3)	Amount of OTTI Related to Credit Loss (3)
PreTSL XXVII	B	Cc	$2,937	$332	$2,605	$86,800	26.7%	0.1%	$—	$2,605	$—

(1)	Excess subordination is the difference between the remaining performing collateral and the amount of bonds outstanding that are pari passu and senior to the class the Company owns. Negative excess subordination indicates there is not enough performing collateral in the pool to cover the outstanding balance of all classes senior to those the Company owns.
(2)	A break in yield for a given class means that defaults/deferrals have reached such a level that the class would not receive all of its contractual cash flows (principal and interest) by maturity (so that it is not just a temporary interest shortfall, but an actual loss in yield on the investment). This represents additional defaults beyond those assumed in our cash flow modeling.
(3)	Pre-tax credit losses recorded in 2012.

The following table presents a roll-forward of the credit loss component amount of OTTI recognized in earnings:

(in thousands)
Amount recognized through December 31, 2011	$4,200
Additions:
Initial credit impairments	—
Subsequent credit impairments	—

Amount recognized through September 30, 2012	$4,200

Management has evaluated each of these securities for potential impairment under ASC 325 “Investments-Other” and the most recently issued related guidance, and has reviewed each of the issues’ collateral participants’ most recent earnings, capital and loan loss reserve levels, and non-performing loan levels to estimate a future deferral and default rate in basis points for the remaining life of each security. For the quarter ending September 30, 2012, we used a consistent 75 basis points for all PreTSL securities, X, XXVI and XXVII, for expected deferrals and defaults as a percentage of remaining performing collateral for future periods. In performing a detailed present value cash flow analysis for each security, the deferral rate was treated the same. If this analysis results in a present value of expected cash flows that is less than the book value of a security (that is, a credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is considered temporary. The cash flow analysis we performed used discount rates equal to the credit spread at the time of purchase for each security and then added the current 3-month LIBOR forward interest rate curve. The analysis also assumed 15% recoveries on deferrals after two years and prepayments of 1% per year on each security. As of September 30, 2012, performing issuers included 33 out of 50 issuers in PreTSL X, 46 out of 69 issuers in PreTSL XXVI, and 34 out of 49 issuers in PreTSL XXVII.

Our investment in Federal Home Loan Bank (“FHLB”) stock totaled $6.0 million at September 30, 2012. FHLB stock is generally viewed as a long-term investment and as a restricted security, which is carried at cost, because there is no market for the stock, other than FHLBs or member institutions.

3.	Loans

Major classifications of loans, excluding loans held-for-sale, are summarized at September 30, 2012, and December 31, 2011, as follows (dollars in thousands):

	September 30, 2012	December 31, 2011
Commercial	$229,951	$252,382
Real estate-one-to-four family residential:
Permanent first and second	280,150	246,420
Home equity loans and lines	118,646	126,530

Total real estate –one-to-four family residential	$398,796	$372,950
Real estate-multi-family residential	86,842	76,506
Real estate-non-farm, non-residential:
Owner-occupied	467,255	460,773
Non-owner-occupied	691,462	672,137

Total real estate-non-farm, non-residential	$1,158,717	$1,132,910
Real estate-construction:
Residential	155,770	151,117
Commercial	105,137	175,300

Total real estate-construction	$260,907	$326,417
Consumer	7,141	8,592
Farmland	4,889	2,573

Total Loans	$2,147,243	$2,172,330

Less unearned income	3,367	3,310
Less allowance for loan losses	41,288	48,729

Loans, net	$2,102,588	$2,120,291

Classes of loans by risk rating as of September 30, 2012, excluding loans held-for-sale, are summarized as follows (dollars in thousands):

Internal Risk Rating Grades	Pass	Watch	Special Mention	Substandard	Doubtful	Total Loans
Commercial	$163,539	$28,262	$14,710	$21,630	$1,810	$229,951
Real estate-one-to-four family residential:
Permanent first and second	231,543	14,590	11,252	22,651	114	280,150
Home equity loans and lines	108,153	2,737	1,968	4,243	1,545	118,646

Total real estate-one-to-four family residential	$339,696	$17,327	$13,220	$26,894	$1,659	$398,796
Real estate-multi-family residential	81,738	5,104	—	—	—	86,842
Real estate-non-farm, non-residential:
Owner-occupied	357,423	66,865	21,376	21,591	—	467,255
Non-owner-occupied	483,742	131,036	33,608	43,076	—	691,462

Total real estate-non-farm, non-residential	$841,165	$197,901	$54,984	$64,667	$—	$1,158,717
Real estate-construction:
Residential	81,656	18,262	18,095	37,757	—	155,770
Commercial	33,365	15,277	28,560	27,935	—	105,137

Total real estate-construction	$115,021	$33,539	$46,655	$65,692	$—	$260,907
Consumer	6,585	230	222	104	—	7,141
Farmland	1,000	3,889	—	—	—	4,889

Total	$1,548,744	$286,252	$129,791	$178,987	$3,469	$2,147,243

Classes of loans by risk rating as of December 31, 2011, excluding loans held-for-sale, are summarized as follows (dollars in thousands):

Internal Risk Rating Grades	Pass	Watch	Special Mention	Substandard	Doubtful	Total Loans
Commercial	$172,457	$51,935	$1,506	$22,178	$4,306	$252,382
Real estate-one-to-four family residential:
Permanent first and second	195,786	16,726	7,004	26,904	—	246,420
Home equity loans and lines	111,800	4,937	1,441	6,105	2,247	126,530

Total real estate-one-to-four family residential	$307,586	$21,663	$8,445	$33,009	$2,247	$372,950
Real estate-multi-family residential	71,756	4,274	—	476	—	76,506
Real estate-non-farm, non-residential:
Owner-occupied	357,480	62,766	21,777	18,750	—	460,773
Non-owner-occupied	481,584	111,779	31,361	47,413	—	672,137

Total real estate-non-farm, non-residential	$839,064	$174,545	$53,138	$66,163	$—	$1,132,910
Real estate-construction:
Residential	70,323	30,546	12,984	37,264	—	151,117
Commercial	63,520	59,217	27,395	25,168	—	175,300

Total real estate-construction	$133,843	$89,763	$40,379	$62,432	$—	$326,417
Consumer	8,169	233	119	71	—	8,592
Farmland	2,573	—	—	—	—	2,573

Total	$1,535,448	$342,413	$103,587	$184,329	$6,553	$2,172,330

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

Substandard. A loan classified as substandard has a well-defined weakness and is inadequately protected by the sound worth and paying capacity of the borrower or the collateral pledged. Distinct loss potential, while existing in the aggregate amount of substandard loans, does not necessarily exist in individual assets that are rated substandard.

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

As of September 30, 2012 and December 31, 2011, there were $324 thousand and $166 thousand, respectively, in checking account overdrafts that were reclassified on the consolidated balance sheets as loans.

4.	Allowance for Loan Losses

An analysis of the allowance for loan losses for the nine months ended September 30, 2012, and the year ended December 31, 2011 is shown below:

Allowance for Loan Losses - By Segment (Dollars in thousands) For the nine months ended September 30, 2012	Commercial	Non-Farm, Non-Res. Real Estate	Real Estate Construction	Consumer	Real Estate One-to-Four Family Residential	Real Estate Multi- Family Residential	Farmland	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$10,378	$12,554	$15,161	$245	$9,724	$608	$59	$—	$48,729
Charge-offs	(5,904)	(6,388)	(5,593)	(292)	(3,612)	—	—	—	(21,789)
Recoveries	929	43	487	34	470	118	—	—	2,081
Provision	(1,072)	8,398	1,246	250	3,457	(75)	63	—	12,267

Ending Balance	$4,331	$14,607	$11,301	$237	$10,039	$651	$122	$—	$41,288

Ending Balance:
Individually evaluated for impairment	$558	$3,815	$4,034	$53	$5,256	$—	$—	$—	$13,716
Collectively evaluated for impairment	3,773	10,792	7,267	184	4,783	651	122	—	27,572

Financing Receivables:
Ending Balance	$229,951	$1,158,717	$260,907	$7,141	$398,796	$86,842	$4,889	$—	$2,147,243

Ending Balance:
Individually evaluated for impairment	23,440	79,554	65,693	104	30,910	—	—	—	199,701
Collectively evaluated for impairment	206,511	1,079,163	195,214	7,037	367,886	86,842	4,889	—	1,947,542

Allowance for Loan Losses - By Segment (Dollars in thousands) For the year ended Dec. 31, 2011	Commercial	Non-Farm, Non-Res. Real Estate	Real Estate Construction	Consumer	Real Estate One-to-Four Family Residential	Real Estate Multi- Family Residential	Farmland	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$9,972	$16,453	$26,584	$373	$8,337	$619	$63	$41	$62,442
Charge-offs	(2,357)	(9,188)	(16,631)	(156)	(3,577)	—	—	—	(31,909)
Recoveries	672	431	2,005	38	201	—	—	—	3,347
Provision	2,091	4,858	3,203	(10)	4,763	(11)	(4)	(41)	14,849

Ending Balance	$10,378	$12,554	$15,161	$245	$9,724	$608	$59	$—	$48,729

Ending Balance:
Individually evaluated for impairment	$5,351	$2,991	$6,786	$52	$5,508	$—	$—	$—	$20,688
Collectively evaluated for impairment	5,027	9,563	8,375	193	4,216	608	59	—	28,041

Financing Receivables:
Ending Balance	$252,382	$1,132,910	$326,417	$8,592	$372,950	$76,506	$2,573	$—	$2,172,330

Ending Balance:
Individually evaluated for impairment	26,484	70,464	67,083	71	35,659	476	—	—	200,237
Collectively evaluated for impairment	225,898	1,062,446	259,334	8,521	337,291	76,030	2,573	—	1,972,093

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

Included in certain loan categories in the following impaired loans table are troubled debt restructurings (“TDRs”) that were classified as impaired. A TDR loan is a loan that has been restructured with a modification that could include interest rate modification, deferral of interest or principal or an extension of term. At September 30, 2012, the Company had $10.8 million in real estate construction, $22.6 million in non-farm/non-residential, $6.9 million in commercial and $4.6 million in real estate permanent one-to-four- family that were TDR modifications and considered impaired. Included in this amount of $44.9 million, the Bank had TDRs that were performing in accordance with their modified terms of $44.8 million at September 30, 2012, and the Bank had TDRs of $0.1 million that were not performing in accordance with their modified terms, but were still accruing interest, at September 30, 2012.

Information about past due loans and impaired loans as of September 30, 2012 and December 31, 2011, is as follows (dollars in thousands):

Non-Accrual and Past Due by Class September 30, 2012	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current(1)	Total Loans	90+ Days Past Due and Still Accruing	Non- Accrual Loans
Commercial	$214	$807	$2,368	$3,389	$226,562	$229,951	$—	$3,443
Real estate-one-to-four family residential:
Permanent first and second	1,908	87	3,117	5,112	275,038	280,150	—	5,689
Home equity loans and lines	633	—	1,577	2,210	116,436	118,646	—	2,576

Total real estate-one-to-four family residential	$2,541	$87	$4,694	$7,322	$391,474	$398,796	$—	$8,265
Real estate-multi-family residential	—	—	—	—	86,842	86,842	—	—
Real estate-non-farm, non-residential:
Owner-occupied	289	7,117	1,540	8,946	458,309	467,255	—	1,804
Non-owner-occupied	3,397	683	4,731	8,811	682,651	691,462	—	4,731

Total real estate-non-farm, non-residential	$3,686	$7,800	$6,271	$17,757	$1,140960	$1,158,717	$—	$6,535
Real estate-construction:
Residential	—	74	15,009	15,083	140,687	155,770	—	10,510
Commercial	930	—	5,360	6,290	98,847	105,137	—	16,679

Total real estate-construction	$930	$74	$20,369	$21,373	$239,534	$260,907	$—	$27,189
Consumer	13	—	—	13	7,128	7,141	—	18
Farmland	—	—	—	—	4,889	4,889	—	—

Total Loans	$7,384	$8,768	$33,702	$49,854	$2,097,389	$2,147,243	$—	$45,450

(1)	For the purposes of this table, loans 1-29 days past due are included in the balance of “Current” loans.

Non Accrual and Past Due by class December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current(1)	Total Loans	90+ Days Past Due and Still Accruing	Non- Accrual Loans
Commercial	$176	$1,222	$3,384	$4,782	$247,600	$252,382	$—	$5,005
Real estate-one-to-four family residential:
Permanent first and second	582	2,966	3,306	6,854	239,566	246,420	71	3,912
Home equity loans and lines	335	240	2,605	3,180	123,350	126,530	250	3,142

Total real estate-one-to-four family residential	$917	$3,206	$5,911	$10,034	$362,916	$372,950	$321	$7,054
Real estate-multi-family residential	—	—	476	476	76,030	76,506	—	476
Real estate-non-farm, non-residential:
Owner-occupied	24	984	909	1,917	458,856	460,773	—	1,999
Non-owner-occupied	262	5,801	—	6,063	666,074	672,137	—	—

Total real estate-non-farm, non-residential	$286	$6,785	$909	$7,980	$1,124,930	$1,132,910	$—	$1,999
Real estate-construction:
Residential	600	161	10,384	11,145	139,972	151,117	—	18,479
Commercial	—	—	5,505	5,505	169,795	175,300	—	5,505

Total real estate-construction	$600	$161	$15,889	$16,650	$309,767	$326,417	$—	$23,984
Consumer	105	—	11	116	8,476	8,592	11	18
Farmland	—	—	—	—	2,573	2,573	—	—

Total Loans	$2,084	$11,374	$26,580	$40,038	$2,132,292	$2,172,330	$332	$38,536

(1)	For the purposes of this table, loans 1-29 days past due are included in the balance of “Current” loans.

Impaired Loans as of September 30, 2012	Recorded Investment (Bank Balance)	Unpaid Principal Balance (Customer Balance)	Related Allowance	Quarterly Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$20,882	$20,918	$—	$19,346	$628
Real estate-one-to-four family residential:
Permanent first and second	7,642	7,940	—	6,828	222
Home equity loans and lines	1,978	1,978	—	1,085	35
Real estate-multi-family residential	—	—	—	—	—
Real estate-non-farm/non-residential:
Owner-occupied	12,472	12,573	—	12,329	400
Non-owner-occupied	27,489	27,517	—	18,257	593
Real estate construction:
Residential	20,910	20,976	—	18,506	601
Commercial	15,320	15,399	—	19,273	626
Consumer	19	19	—	10	—

With an allowance recorded:
Commercial	$2,558	$2,558	$558	$5,561	$181
Real estate-one-to-four family residential:
Permanent first and second	17,671	17,675	3,531	19,233	624
Home equity loans and lines	3,619	3,701	1,725	5,824	189
Real estate-multi-family residential	—	—	—	—	—
Real estate-non-farm/non-residential:
Owner-occupied	9,757	9,757	1,487	7,352	239
Non-owner-occupied	29,836	29,836	2,328	35,951	1,167
Real estate construction:
Residential	16,848	16,855	3,666	14,961	486
Commercial	12,615	12,642	368	14,147	459
Consumer	85	89	53	79	3

Total :
Commercial	$23,440	$23,476	$558	$24,907	$809
Real estate-one-to-four family residential	30,910	31,294	5,256	32,969	1,070
Real estate multi-family residential	—	—	—	—	—
Real estate non-farm/non-residential	79,554	79,683	3,815	73,889	2,399
Real estate-construction	65,693	65,872	4,034	66,886	2,171
Consumer	104	108	53	89	3

Total Impaired Loans	$199,701	$200,433	$13,716	$198,738	$6,452

Impaired Loans as of December 31, 2011	Recorded Investment (Bank Balance)	Unpaid Principal Balance (Customer Balance)	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$11,020	$11,039	—	$17,536	$789
Real estate-one-to-four family residential:
Permanent first and second	4,802	4,944	—	11,273	507
Home equity loans and lines	325	330	—	4,503	202
Real estate-multi-family residential	476	485	—	238	11
Real estate-non-farm/non-residential:
Owner-occupied	15,853	15,949	—	25,992	1,169
Non-owner-occupied	25,232	25,232	—	29,601	1,331
Real estate construction:
Residential	16,494	16,496	—	15,268	687
Commercial	22,140	22,140	—	21,580	970
Consumer	—	—	—	11	—

With an allowance recorded:
Commercial	$15,464	$15,478	$5,351	$12,533	$564
Real estate-one-to-four family residential:
Permanent first and second	22,696	22,701	3,421	16,602	747
Home equity loans and lines	7,836	7,881	2,087	6,667	300
Real estate-multi-family residential	—	—	—	—	—
Real estate-non-farm/non-residential:
Owner-occupied	3,543	3,543	582	5,444	245
Non-owner-occupied	25,836	25,835	2,409	29,147	1,311
Real estate construction:
Residential	20,770	20,795	6,035	30,297	1,362
Commercial	7,679	7,694	751	18,850	848
Consumer	71	74	52	110	5

Total :
Commercial	$26,484	$26,517	$5,351	$30,069	$1,352
Real estate-one-to-four family residential	35,659	35,856	5,508	39,045	1,756
Real estate multi-family residential	476	485	—	238	11
Real estate non-farm, non-residential	70,464	70,559	2,991	90,184	4,055
Real estate-construction	67,083	67,125	6,786	85,995	3,867
Consumer	71	74	52	121	5

Total Impaired Loans	$200,237	$200,616	$20,688	$245,650	$11,046

In performing a specific reserve analysis on all impaired loans as of September 30, 2012, current third party appraisals, evaluations or tax assessed values were used with respect to approximately 75% of impaired loans to assist with the evaluation of collateral values for the purpose of establishing specific reserves. Other loans predominately representing smaller individual balances were evaluated based upon current tax assessed values or estimated liquidation value of business assets. When a loan is identified as impaired and collateral dependent, a current evaluation of collateral value via third party appraisal or other valuation methodology is conducted within the calendar quarter of identification when possible, but within 90 days after identification. Charge-offs and specific reserves are established upon determination of collateral value. During the interim between identification of an impaired loan and receipt of a current appraisal of the related collateral, specific reserves are established based upon interim methodologies including discounted cash flow analysis, tax assessment values and review of market comparables. In general, variances between charge-offs and fair value of collateral is limited to estimates of projected costs of sale. Costs of sale are estimated at 10% of value. Partially charged-off loans remain non-performing until such time as a viable restructuring plan is developed. Upon execution of a forbearance agreement including modified terms, an impaired loan will be re-classified from non-performing to a troubled debt restructuring, but will continue to be identified as a TDR until the loan performs under the modified terms for the remainder of the calendar year in which it was restructured, but not less than six months for minimum measurement period. The loan will remain impaired for purposes of specific reserve analysis until fully repaid.

Information about new troubled debt restructurings during the three and nine months ended September 30, 2012, is as follows (dollars in thousands):

Troubled Debt Restructurings (TDRs)

New TDRs by Loan Type

As of September 30, 2012

	7/1/2012 to 9/30/2012			1/1/2012 to 9/30/2012
Loan Type:	# of Loans	Balance at Restructure	Balance at 9/30/2012	# of Loans	Balance at Restructure	Balance at 9/30/2012
Commercial	—	—	—	1	$—	$—
Real estate-one-to-four family residential:
Permanent first and seconds	2	804	804	6	2,690	2,688
Home equity loans and lines	—	—	—	—	—	—

Total real estate-one-to-four family residential:	2	$804	$804	6	$2,690	$2,688
Real estate-multi-family residential	—	—	—	—	—	—
Real estate-non-farm, non-residential:
Owner-occupied	—	—	—	—	—	—
Non-owner-occupied	1	8,000	8,000	1	8,000	8,000

Total real estate-non-farm, non-residential:	1	$8,000	$8,000	1	$8,000	$8,000
Real estate-construction:
Residential	—	—	—	—	—	—
Commercial	—	—	—	—	—	—

Total real estate-construction:	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Farmland	—	—	—	—	—	—

Total Loans	3	$8,804	$8,804	8	$10,690	$10,688

Troubled Debt Restructurings (TDRs)

New TDRs by Type of Restructure

As of September 30, 2012

	7/1/2012 to 9/30/2012			1/1/2012 to 9/30/2012
Type of Restructure:	# of Loans	Balance at Restructure	Balance at 9/30/2012	# of Loans	Balance at Restructure	Balance at 9/30/2012
Interest-only conversion	—	—	—	1	70	70
Rate reduction	3	8,804	8,804	5	9,275	9,275
Extended amortization	—	—	—	—	—	—
Deferment of principal or interest payable	—	—	—	—	—	—
Combination *	—	—	—	2	1,345	1,343
Other	—	—	—	—	—	—

Total Loans	3	$8,804	$8,804	8	$10,690	$10,688

*	Represents a combination of any of the above restructure types.

Information about troubled debt restructurings within the prior twelve months that defaulted during the three and nine months ended September 30, 2012, is as follows (dollars in thousands):

Troubled Debt Restructurings (TDRs)

TDRs Restructured Within Prior 12 Months that Defaulted in Selected Periods

As of September 30, 2012

	Defaults occurring in 3rd Quarter 2012 (7/1/2012 – 9/30/2012)			Defaults occurring Year-to-date (1/1/2012 – 9/30/2012)
Loan Type:	# of Loans	Balance at Restructure	Balance at 9/30/2012	# of Loans	Balance at Restructure	Balance at 9/30/2012
Commercial	3	$753	$380	3	753	$380
Real estate-one-to-four family residential:
Permanent first and seconds	—	—	—	—	—	—
Home equity loans and lines	—	—	—	—	—	—

Total real estate-one-to-four family residential:	—	—	—	—	—	—
Real estate-multi-family residential	—	—	—	—	—	—
Real estate-non-farm, non-residential:
Owner-occupied	—	—	—	—	—	—
Non-owner-occupied	—	—	—	—	—	—

Total real estate-non-farm, non-residential:	—	—	—	—	—	—
Real estate-construction:
Residential-owner-occupied	—	—	—	—	—	—
Residential-builder	—	—	—	—	—	—
Commercial	—	—	—	—	—	—

Total real estate-construction:	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total Loans	3	$753	$380	3	$753	$380

5.	Earnings Per Common Share

The following shows the weighted average number of shares used in computing earnings per common share and the effect on the weighted average number of shares of dilutive potential common stock. As of September 30, 2012, and 2011, there were 974,122 and 3,556,728 anti-dilutive stock options outstanding, respectively.

	Three Months Ended				Nine Months Ended
	September 30, 2012		September 30, 2011		September 30, 2012		September 30, 2011
		Per		Per		Per		Per
		Share		Share		Share		Share
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Basic earnings per share	31,824,656	$0.22	29,746,581	$0.18	31,713,132	$0.58	29,557,306	$0.55
Effect of dilutive securities:
Stock options	1,926,033		1,120,281		1,932,276		1,099,183

Diluted earnings per share	33,750,689	$0.21	30,866,862	$0.17	33,645,408	$0.54	30,656,489	$0.53

6.	Stock Compensation Plan

At September 30, 2012, the Company had two stock-based compensation plans, the 1998 Stock Option Plan and the Company’s 2010 Equity Plan (the “2010 Plan”). The 2010 Plan replaced the 1998 Stock Option Plan and as such no further options may be granted under the 1998 Stock Option Plan. Included in salaries and employee benefits expense for the nine months ended September 30, 2012 and 2011 is $416 thousand and $436 thousand, respectively, of stock-based compensation expense which is based on the estimated fair value of 920,376 options granted between January 2007 and September 2012, as adjusted for stock dividends, and 121,421 restricted stock grants, amortized on a straight-line basis over a five year requisite service period. As of September 30, 2012, there was $1.5 million of total unrecognized compensation expense related to restricted stock grants and stock option awards which will be recognized over the remaining requisite service periods.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2012 and 2011:

	2012	2011
Expected volatility	33.68%	32.21%
Expected dividends	0.00%	0.00%
Expected term (in years)	7.2	7.2
Risk-free rate	1.10% to 1.44%	2.33% to 2.81%

Stock option plan activity for the nine months ended September 30, 2012, is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2012	1,696,117	$8.95
Granted	84,750	8.59
Exercised	206,266	3.13
Forfeited	29,763	8.64

Outstanding at September 30, 2012	1,544,838	$9.71	4.20 years	$2,161
Exercisable at September 30, 2012	1,204,644	$10.52	3.16 years	$1,443

The total value of in-the-money options exercised during the nine months ended September 30, 2012 was $944 thousand.

Restricted stock awards generally vest in equal installments over five years. The compensation expense associated with these awards is based on the grant date fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service period.

A summary of the non-vested restricted stock activity under the 2010 Plan for the nine months ended September 30, 2012 is summarized below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at the beginning of year	49,998	$5.93
Granted	71,423	8.89
Vested	11,206	5.92
Forfeited	—	—

Non-vested at end of the period	110,215	$7.67

We recognized share-based compensation expense associated with shares of restricted stock of $119 thousand for the nine months ended September 30, 2012.

7.	Capital Requirements

A comparison of the September 30, 2012 capital ratios of the Company and its wholly-owned subsidiary, Virginia Commerce Bank (the “Bank”), with the minimum regulatory guidelines is as follows:

	Actual Capital	Minimum Capital Requirements	Minimum to be “Well-Capitalized” Under Prompt Corrective Action Provisions
Total Risk-Based Capital:
Company	17.55%	8.00%	—
Bank	17.06%	8.00%	10.00%

Tier 1 Risk-Based Capital:
Company	16.29%	4.00%	—
Bank	15.81%	4.00%	6.00%

Leverage Ratio:
Company	12.27%	4.00%	—
Bank	12.00%	4.00%	5.00%

8.	Other Borrowed Funds and Lines of Credit

The Bank maintains a $452.3 million line of credit with the FHLB of Atlanta. The interest rate and term of each advance from the line is dependent upon the advance and commitment type. Advances on the line are secured by all of the Bank’s qualifying first liens and home equity lines-of-credit on one-to-four unit single-family dwellings. As of September 30, 2012, the carrying value of these qualifying loans totaled approximately $250.1 million and the amount of available credit using this collateral was $159.4 million. Advances on credit facility in excess $143.6 million, but limited to $308.7 million, require pledging of additional assets, including other types of loans and investment securities. The Bank had $25.0 million in advances outstanding as of December 31, 2011. On September 21, 2012, the $25.0 million advance matured. The Bank has additional short-term lines of credit totaling $47.0 million with nonaffiliated banks at September 30, 2012, on which there were no amounts outstanding.

9.	Trust Preferred Capital Notes

On December 19, 2002, the Company completed a private placement issuance of $15.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust II) which issued $470 thousand in common equity to the Company. These securities bear a floating rate of interest, adjusted semi-annually, of 330 basis points over six month LIBOR, which as of November 2, 2012, was 4.03%. These securities have been callable at par since December 30, 2007, on any semi-annual interest payment date, but have not been redeemed to date. On December 20, 2005, the Company completed a private placement of $25.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust III) which issued $774 thousand in common equity to the Company. These securities had a fixed rate of interest of 6.19% until February 23, 2011, at which time they converted to a floating rate, adjusted quarterly, of 142 basis points over three month LIBOR, which as of November 2, 2012, was 1.85%. These securities became callable at par beginning February 23, 2011.

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

On December 12, 2008, the Company entered into a Letter Agreement (“Agreement”) with the United States Department of the Treasury (“Treasury”) under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, whereby the Company issued and sold to the Treasury 71,000 shares of fixed rate cumulative perpetual preferred stock with a par value of $1.00 and a liquidation amount of $1,000 per share, for a total price of $71.0 million. In addition, the Treasury received a warrant to purchase 2,696,203 shares of the Company’s common stock at an exercise price of $3.95 per share. Subject to certain restrictions, the preferred stock and the warrant are transferable by the Treasury. The allocated carrying values at September 30, 2012, of the preferred stock and the warrant, based on their relative fair values, were $62.5 million and $8.5 million, respectively.

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

Non-GAAP Presentations

The Company prepares its financial statements under accounting principles generally accepted in the United States, or “GAAP”. However, this quarterly report on Form 10Q also refers to certain non-GAAP financial measures that we believe, when considered together with GAAP financial measures, provide investors with important information regarding our operational performance. An analysis of any non-GAAP financial measures should be used in conjunction with results presented in accordance with GAAP.

Adjusted operating earnings is a non-GAAP financial measure that reflects net income available to common stockholders excluding impairment loss on securities, realized gains and losses on sale of securities, and death benefits received from bank-owned life insurance. These excluded items are difficult to predict and we believe that adjusted operating earnings provides the Company and investors with a valuable measure of the Company’s operational performance and a valuable tool to evaluate the Company’s financial results. Calculation of adjusted operating earnings for the three months ended September 30, 2012, September 30, 2011, and June 30, 2012 is as follows:

	Three Months Ended September 30,		Three Months Ended June 30,
(Dollars in thousands, except per share data)	2012	2011	2012
Net Income Available to Common Stockholders	$7,122	$5,217	$6,357
Adjustments to net income:
Realized gain on sale of securities	(2,056)	—	(1,328)
Death benefits received from bank-owned life insurance	—	—	—
Net tax effect adjustment	720	—	465

Adjusted Operating Earnings	$5,786	$5,217	$5,494

Earnings per common share-diluted	$0.21	$0.17	$0.19
Adjustments to earnings per common share-diluted
Realized gain on sale of securities, net tax affect	$0.04	—	$0.03

Adjusted operating earnings per common share-diluted	$0.17	$0.17	$0.16

The adjusted efficiency ratio is a non-GAAP financial measure that is computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis, and non-interest income excluding impairment loss on securities, realized gains and losses on sale of securities, and death benefits received from bank-owned life insurance. We believe that this measure provides investors with important information about our operating efficiency. Comparison of our adjusted efficiency ratio with those of other companies may not be possible because other companies may calculate the adjusted efficiency ratio differently. Calculation of the adjusted efficiency ratio for the three months and nine months ended September 30, 2012, and September 30, 2011, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Summary Operating Results:
Non-interest expense	$15,212	$14,893	$47,396	$43,863

Net interest income	26,368	26,729	80,064	79,700

Non-interest income	4,725	1,940	13,095	5,672
Impairment loss on securities	—	—	—	732
Gain on sale of securities	(2,056)	—	(5,976)	(503)
Death benefits received from bank owned life insurance	—	—	—	(361)

Adjusted non-interest income	$2,669	$1,940	$7,119	$5,540

Total net interest income and non-interest income, adjusted (1)	$29,037	$28,669	$87,183	$85,240
Efficiency Ratio, adjusted	51.8%	51.3%	53.7%	50.8%

(1)	Tax Equivalent Income of $29,397 for the three months ended September 30, 2012 and $88,274 for the nine months ended September 30, 2012. Tax Equivalent Income of $29,048 for the three months ended September 30, 2011 and $86,394 for the nine months ended September 30, 2011.

The tangible common equity ratio is a non-GAAP financial measure representing the ratio of tangible common equity to tangible assets. Tangible common equity and tangible assets are non-GAAP financial measures derived from GAAP-based amounts. We calculate tangible common equity for the Company by excluding the balance of intangible assets and $68.6 million outstanding preferred stock, net of unamortized discount, issued to the U.S. Treasury from total stockholders’ equity as of September 30, 2012. We calculate tangible assets by excluding the balance of intangible assets from total assets. We had no intangible assets for the periods presented. We believe that this is consistent with the treatment by regulatory agencies, which exclude intangible assets from the calculation of regulatory capital ratios. Accordingly, we believe that these non-GAAP financial measures provide information that is important to investors and that is useful in understanding our capital position and ratios. However, these non-GAAP financial measures are supplemental and are not substitutes for an analysis based on a GAAP measure. As other companies may use different calculations for non-GAAP measures, our presentation may not be comparable to other similarly titled measures reported by other companies. Calculation of the Company’s tangible common equity ratio as of September 30, 2012, and December 31, 2011, is as follows:

	As of September 30,	December 31,
(Dollars in thousands)	2012	2011
Tangible common equity:
Total stockholders’ equity	$311,528	$283,771

Less:
Outstanding TARP senior preferred stock	68,621	67,195
Intangible assets	—	—

Tangible common equity	$242,907	$216,576

Total tangible assets	$3,004,742	$2,938,518

Tangible common equity ratio	8.08%	7.37%

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

Critical Accounting Policies

For the period ended September 30, 2012, there were no changes in the Company’s critical accounting policies as reflected in the Company’s most recent annual report.

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

Our allowance for loan losses has two basic components: the specific allowance and the general allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The specific allowance is used to individually allocate an allowance for impaired loans. Impairment testing includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral. These factors are combined to estimate the probability and severity of inherent losses based on the Company’s calculation of the loss embedded in the individual loan. Large groups of smaller balance, homogeneous loans, representing 1-4 family residential first and second trusts, including home equity lines-of-credit, are collectively evaluated for impairment based upon factors such as levels and trends in delinquencies, trends in loss and problem loan identification, trends in volumes and concentrations, local and national economic trends and conditions including estimated levels of housing price depreciation/homeowners’ loss of equity, competitive factors and other considerations. These factors are converted into reserve percentages and applied against the homogenous loan pool balances. Impaired loans which meet the criteria for substandard, doubtful and loss are segregated from performing loans within the portfolio. Internally classified loans are then grouped by loan type (commercial, real estate-one-to-four family residential, real estate-

multi-family residential, real estate-non-farm, non-residential, real estate-construction, consumer, and farmland). The general formula is used to estimate the loss of non-classified loans. These un-criticized loans are also segregated by loan type and allowance factors are assigned by management based on delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of management, national and local economic trends, concentrations of credit, quality of the loan review system and the effect of external factors (i.e. competition and regulatory requirements). The factors assigned differ by loan type. The general allowance recognizes potential losses whose impact on the portfolio has yet to be recognized by a specific allowance. Allowance factors and the overall size of the allowance may change from period to period based on management’s assessment of the above described factors and the relative weights given to each factor. Further information regarding the allowance for loan losses is provided under the caption “Allowance for Loan Losses and Allowance for Loan Losses” later in this report and in Note 4 to the Consolidated Financial Statements.

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

Results of Operations

Summary Financial Results

Net Income and Adjusted Operating Earnings

For the nine months ended September 30, 2012, the Company recorded net income of $22.3 million. After an effective dividend of $4.1 million to the U.S. Treasury on preferred stock, the Company reported net income available to common stockholders of $18.3 million, or $0.54 per diluted common share, compared to net income available to common stockholders of $16.4 million, or $0.53 per diluted common share for the first nine months of 2011. The Company recorded net income available to common stockholders of $7.1 million, or $0.21 per diluted common share, for the quarter ending September 30, 2012, compared to $5.2 million, or $0.17 per diluted common share, in the third quarter of 2011.

Adjusted operating earnings (a non-GAAP measure) for the three months ended September 30, 2012, were $5.8 million, compared to $5.2 million in the prior year. The year-over-year increase in adjusted operating earnings is primarily due to lower provisioning for loan losses of $822 thousand and increased non-interest income of $729 thousand, after non-interest income is adjusted to exclude the impact of realized gains on sale of securities, partially offset by increased non-interest expenses of $319 thousand, decreased net interest income of $361 thousand, and $287 thousand in increased provision for income taxes. The Company calculates adjusted operating earnings by excluding impairment losses on securities, realized gains and losses on sale of securities and death benefits received from bank-owned life insurance, from net income available to common stockholders.

Net Interest Income

Net interest income is the excess of interest earned on loans and investments over the interest paid on deposits and borrowings. Net interest income is the most significant component of our total revenue. Net interest income is affected by overall balance sheet growth, changes in interest rates and changes in the mix of investments, loans, deposits and borrowings. Net interest income for the third quarter of 2012, of $26.4 million declined $361 thousand, or 1.4%, over the same quarter last year. Net interest income for the nine months ended 2012, of $80.1 million was up $364 thousand, or 0.5%, from $79.7 million for the nine months ended September 30, 2011. The net interest margin decreased 23 basis points from 3.85% for the three months ended September 2011, to 3.62% for the same period in 2012 and also decreased from 3.95% for the nine months ended 2011, to 3.74% for the same period in 2012. The year-over-year decrease in third quarter and year-to-date net interest margin was primarily driven by lower average yielding loan and investment security assets, the impact of which was partially offset by a lower cost of average interest-bearing liabilities. For year-to-date 2012 compared to the same period in 2011, average loan yields declined 26 basis points, from 5.86% to 5.60%, and average investment security yields declined 115 basis points, from 3.41% to 2.26%, while rates on average interest-bearing deposits declined 40 basis points, from 1.37% to 0.97%. Management anticipates the net interest margin will range between 3.60% and 3.70% during the fourth quarter of 2012.

Interest and dividend income decreased $2.5 million on average total interest-earnings assets of $2.94 billion for the three months ended September 30, 2012, compared to interest and dividend income generated by average total interest-earnings assets of $2.79 billion for the same period in 2011. The decline in interest and dividend income is mostly attributable to lower yielding average loan and investment security assets being generated in the current low interest rate environment.

Interest expense decreased $2.2 million on an average total interest-bearing liability balance of $2.31 billion for the quarter ended September 30, 2012, compared to interest expense on an average total interest-bearing liability balance of $2.26 billion for the same period in 2011. The average rate paid on total interest-bearing liabilities was 1.12% for the third quarter of 2012, as compared to 1.18% for the second quarter of 2012, and 1.52% for the third quarter of 2011.

The following tables provide a comparative average balance sheet and net interest income analysis for the three and nine months ended September 30, 2012, as compared to the same period in 2011. Average rates are presented on a fully taxable-equivalent (FTE) basis, using a statutory Federal tax rate of 35% for 2012 and 2011.

	Three Months Ended September 30,
	2012			2011
(Dollars in thousands)	Average Balance	Interest Income- Expense	Average Yields /Rates	Average Balance	Interest Income- Expense	Average Yields /Rates
Assets
Investment securities (1)	$550,210	$2,806	2.26%	$524,271	$3,778	3.11%
Restricted investments	11,272	105	3.68%	11,561	95	3.26%
Loans, net of unearned income (2)	2,176,109	29,820	5.46%	2,147,176	31,456	5.83%
Interest-bearing deposits in other banks	200,966	132	0.26%	34,887	21	0.23%
Federal funds sold	—	—	0.00%	75,900	53	0.27%

Total interest-earning assets	$2,938,557	$32,863	4.50%	$2,793,795	$35,403	5.08%
Other assets	82,555			82,006

Total Assets	$3,021,112			$2,875,801

Liabilities and Stockholders’ Equity
Interest-bearing deposits:
NOW accounts	$380,623	$357	0.37%	$317,245	$527	0.66%
Money market accounts	242,896	248	0.41%	221,202	559	1.00%
Savings accounts	569,339	585	0.41%	655,941	1,452	0.88%
Time deposits	665,193	3,071	1.84%	779,997	3,947	2.01%

Total interest-bearing deposits	$1,858,051	$4,261	0.91%	$1,974,385	$6,485	1.30%
Securities sold under agreement to repurchase (3)	365,235	1,017	1.11%	192,823	965	1.99%
Other borrowed funds	22,282	242	4.25%	25,000	272	4.25%
Trust preferred capital notes	66,727	975	5.72%	66,471	952	5.60%

Total interest-bearing liabilities	$2,312,295	$6,495	1.12%	$2,258,679	$8,674	1.52%
Noninterest-bearing demand deposits and other liabilities	401,460			346,155

Total liabilities	$2,713,755			$2,604,834
Stockholders’ equity	307,357			270,967

Total liabilities and stockholders’ equity	$3,021,112			$2,875,801

Interest rate spread			3.38%			3.56%
Net interest income and margin		$26,368	3.62%		$26,729	3.85%
Ratio of average interest-earning assets to average interest-bearing liabilities	127.1%			123.7%

(1)	Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders’ equity. Average yields on securities are stated on a tax equivalent basis, using a 35% rate.
(2)	Loans placed on non-accrual status are included in the average balances. Net loan fees and late charges included in interest income on loans totaled $2.0 million and $1.0 million for the three months ended September 30, 2012, and 2011, respectively.
(3)	The securities sold under agreement to repurchase related to customers had an average balance of $290.2 million at an average rate of 0.23% for the three months ended September 30, 2012, and $117.8 million at an average rate of 0.38% for the same period 2011. Also included are wholesale agreements with an average balance of $75.0 million at an average rate of 4.52% for the three months ended September 31, 2012, and $75.0 million at an average rate of 4.51% for the same period for 2011.

	Nine Months Ended September 30,
	2012			2011
(Dollars in thousands)	Average Balance	Interest Income- Expense	Average Yields /Rates	Average Balance	Interest Income- Expense	Average Yields /Rates
Assets
Investment securities (1)	$581,381	$9,076	2.26%	$458,694	$10,954	3.41%
Restricted investments	11,254	310	3.68%	11,616	287	3.30%
Loans, net of unearned income (2)	2,172,353	90,868	5.60%	2,176,604	95,144	5.86%
Interest-bearing deposits in other banks	132,897	257	0.26%	12,125	21	0.23%
Federal funds sold	—	—	—	74,906	152	0.27%

Total interest-earning assets	$2,897,885	$100,511	4.68%	$2,733,945	$106,558	5.27%
Other assets	75,569			87,199

Total Assets	$2,973,454			$2,821,144

Liabilities and Stockholders’ Equity
Interest-bearing deposits:
NOW accounts	$354,154	$972	0.37%	$320,380	$1,775	0.74%
Money market accounts	227,301	704	0.41%	198,605	1,543	1.04%
Savings accounts	599,799	2,001	0.45%	672,553	4,965	0.99%
Time deposits	710,515	9,991	1.88%	780,310	11,895	2.04%

Total interest-bearing deposits	$1,891,769	$13,668	0.97%	$1,971,848	$20,178	1.37%
Securities sold under agreement to repurchase (3)	321,871	3,068	1.27%	181,226	2,859	2.11%
Other borrowed funds	24,088	779	4.25%	25,000	806	4.25%
Trust preferred capital notes	66,663	2,932	5.78%	66,409	3,015	5.99%

Total interest-bearing liabilities	$2,304,391	$20,447	1.19%	$2,244,483	$26,858	1.60%
Noninterest-bearing demand deposits and other liabilities	369,169			316,829

Total liabilities	$2,673,560			$2,561,312
Stockholders’ equity	299,894			259,832

Total liabilities and stockholders’ equity	$2,973,454			$2,821,144

Interest rate spread			3.49%			3.67%
Net interest income and margin		$80,064	3.74%		$79,700	3.95%
Ratio of average interest-earning assets to average interest-bearing liabilities	125.8%				121.8%

(1)	Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders’ equity. Average yields on securities are stated on a tax equivalent basis, using a 35% rate.
(2)	Loans placed on non-accrual status are included in the average balances. Net loan fees and late charges included in interest income on loans totaled $3.7 million and $3.0 million for the nine months ended September 30, 2012, and 2011, respectively.
(3)	The securities sold under agreement to repurchase related to customers had an average balance of $246.9 million at an average rate of 0.29% for the nine months ended September 30, 2012, and $106.2 million at an average rate of 0.42% for the same period 2011. Also included are wholesale agreements with an average balance of $75.0 million at an average rate of 4.52% for the nine months ended September 31, 2012, and $75.0 million at an average rate of 4.52% for the same period for 2011.

Provision for Loan Losses and Allowance for Loan Losses

Provisions for loan losses were $3.1 million for the quarter ended September 30, 2012, compared to $3.9 million in the same period in 2011, with total net charge-offs of $8.5 million for the three months ended September 30, 2012, versus $7.7 million in the third quarter of 2011. For the nine months ended September 30, 2012, provisions for loan losses totaled $12.3 million, compared to $11.2 million for the prior year period, with 2012 year-to-date net charge-offs amounting to $19.7 million, compared to $24.2 million in the first nine months of 2011. The increase in non-performing assets of $4.3 million between September 30, 2011 and September 30, 2012, coupled with the decrease in the allowance for loan losses of $8.1 million in the same period, contributed to the allowance for loan losses to non-performing loans coverage ratio declining to 90.8% at September 30, 2012, compared to 108.6% at September 30, 2011. The allowance for loan loss to non-performing loans coverage ratio decreased from 125.4% at December 31, 2011, to 90.8% at September 30, 2012, primarily related to charge-offs of loans with a specific reserve during the first nine months of 2012. Net charge-off declined by $4.5 million for the nine months ended 2012, compared to the same period in 2011, was primarily due to net charge-offs in the real estate-construction loan portfolio decreasing $8.2 million, from $13.3 million in 2011 to $5.1 million in 2012.

Total non-performing assets and loans 90+ days past due increased from $47.8 million as of December 31, 2011, to $59.5 million at September 30, 2012. Total non-performing loans and loans 90+ past due have increased $11.7 million between December 31, 2011 and September 30, 2012, total non-performing assets and loans 90+ days past due have increased $3.7 million over the last twelve months from $55.9 million at September 30, 2011. As of September 30, 2012, allowance for loan losses represented 1.92% of total loans, down from 2.24% and 2.30% at December 31, 2011 and September 30, 2011, respectively. The decreases in allowance for loan losses as a percentage of total loans from December 31, 2011 and September 30, 2011, to September 30, 2012, is primarily due to charge-offs incurred during the first nine months of 2012 that were supported by specific reserves in the allowance for loan losses during 2011. See “Risk Elements and Non-Performing Assets” later in this discussion for more information on non-performing assets and loans 90+ days past due and other impaired loans.

Management believes that the allowance for loan losses is adequate at September 30, 2012. However, there can be no assurance that additional provisions for loan losses will not be required in the future, including as a result of possible changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, and the residential real estate market in particular, on a national basis or in the Company’s market area, or changes in the circumstances of particular borrowers.

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

The following schedule summarizes the changes in the allowance for loan losses:

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Twelve Months Ended December 31, 2011
	(Dollars in thousands)
Allowance, at beginning of period	$48,729	$62,442	$62,442
Provision charged against income	12,267	11,210	14,849
Recoveries:
Consumer loans	34	13	38
Commercial	929	497	2,637
Real estate loans	1,118	294	672

Total Recoveries	$2,081	$804	$3,347
Losses charged to reserve:
Consumer loans	(292)	(103)	(156)
Commercial loans	(5,904)	(2,056)	(29,396)
Real estate loans	(15,593)	(22,892)	(2,357)

Total loans charged to reserve	$(21,789)	$(25,051)	$(31,909)
Net charge-offs	(19,708)	(24,247)	(28,562)

Allowance, at end of period	$41,288	$49,405	$48,729

Ratio of net charge-offs to average total loans outstanding during period	0.91%	1.11%	1.31%
Allowance for loan losses to total loans	1.92%	2.30%	2.24%

The following schedule provides a breakdown of the allowance for loan loss by loan type:

(Dollars in thousands)	September 30, 2012	September 30, 2011	December 31, 2011
Allocation of the allowance for loan losses:
Real estate –mortgage	$25,297	$25,143	$22,886
Real estate – construction	11,423	15,517	15,220
Commercial	4,331	8,408	10,378
Consumer	237	333	245
Unallocated	—	4	—

Total	$41,288	$49,405	$48,729

For a more detailed allocation of the allowance for loan losses, including general and specific allowances for each segment of the loan portfolio, see Note 4 to the Consolidated Financial Statements.

Risk Elements and Non-Performing Assets

Non-performing assets consist of non-accrual loans and OREO (foreclosed properties). For the nine months ended September 30, 2012, total non-performing assets and loans 90+ days past due and still accruing interest increased by $11.7 million, from $47.8 million at December 31, 2011, to $59.5 million at September 30, 2012. As a result, the ratio of non-performing assets and loans 90+ days past due and still accruing to total assets increased from 1.63% of total assets at December 31, 2011, to 1.98% of total assets at September 30, 2012. The increase during the first nine months of 2012 in non-performing assets and loans 90+ days past due and still accruing as a percent of total assets was primarily due to increased non-performing assets in the Company’s real estate construction and real estate non-farm, non-residential segments of the loan portfolio and increased OREO balances. In particular, non-accrual commercial real estate construction loans have increased $11.2 million from December 31, 2011 to September 30, 2012, partially offset by a decline of $8.0 million in non-accrual residential real estate construction loans over the same period. Loans are placed in non-accrual status when in the opinion of management the collection of additional interest is unlikely or a specific loan meets the criteria for non-accrual status established by regulatory authorities. No interest is taken into income on non-accrual loans. A loan remains on non-accrual status until the loan is current as to both principal and interest or the borrower demonstrates the ability to pay and remain current, or both.

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

Other impaired loans, that are currently performing, and TDRs, performing in accordance with their modified terms, decreased from $160.2 million at December 31, 2011, to $140.2 million at September 30, 2012. These loans have been identified by the Company as having certain weaknesses as a result of the Company’s specific knowledge about the customer or recent credit events, and are classified as substandard and subject to impairment testing at each balance sheet date.

Included in the loan portfolio at September 30, 2012, are loans classified as TDRs, totaling $44.9 million, a 14.1% decrease from $52.3 million at December 31, 2011. The net reduction in TDRs consisted of $18.6 million in total reductions to TDRs which were offset by $11.2 million in additions to TDRs. Reductions to TDRs were comprised of note and collateral sales of $5.9 million, upgrades to performing status of reviewable TDRs of $5.9 million, principal payments of $1.2 million, downgrades to non-performing status of $2.4 million and charge-offs of $3.2 million. These loans, which have been provided concessions such as rate reductions, payment deferrals, and in some cases forgiveness of principal, are all on accrual status. If the loan was on non-accrual at the time of the concession it is the Company’s policy that it remain on non-accrual status and perform in accordance with the modified terms for a period of six months. All loans reported as troubled debt restructurings accrue interest. The Company does not report any non-accrual loans as troubled debt restructurings. If a troubled debt restructuring is on non-accrual status, it is reported as a non-accrual asset and not as a troubled debt restructuring.

Foreclosed real properties (or OREO) include properties that have been substantively repossessed or acquired in complete or partial satisfaction of debt. OREO, net of allowance, increased from $8.9 million at December 31, 2011, to $14.1 million at September 30, 2012, primarily due to foreclosure on collateral notes and real estate from a seasoned business that became insolvent following several years of reduced cash flows related to the recession. Such properties, which are held for resale, are carried at the lower of book value or fair value, including a reduction for the estimated selling expenses. Reviews and discussions with regard to value and disposition of each foreclosed property are conducted monthly by the Company’s Special Asset Committee. The carrying value of a foreclosed asset is immediately adjusted down when new information is obtained, including a potentially acceptable offer, the sale of a similar property in the vicinity of one of the Company’s assets, and/or a change in the price the property is being listed for. The Company also uses the advice of outside consultants and real estate agents with knowledge of the markets the properties are located in. Appraisals are ordered when the property is foreclosed on, but are not routinely updated at each balance sheet date. The Company confirms that it performed the above noted procedures and made the proper impairment adjustments, if any, at the balance sheet date.

Total non-performing assets as of the dates indicated consisted of the following:

(Dollars in thousands)	September 30, 2012	September 30, 2011	December 31, 2011
Non-accrual loans:
Commercial	$3,443	$5,486	$5,005
Real estate-one-to-four family residential:
Permanent first and second	5,689	1,960	3,912
Home equity loans and lines	2,576	3,051	3,142

Total real estate-one-to-four family residential	$8,265	$5,011	$7,054
Real estate-multi-family residential	—	486	476
Real estate-non-farm, non-residential:
Owner-occupied	1,804	3,689	1,999
Non-owner-occupied	4,731	3,878	—

Total real estate-non-farm, non-residential	$6,535	$7,567	$1,999
Real estate-construction:
Residential	10,510	20,181	18,479
Commercial	16,679	6,083	5,505

Total real estate-construction	$27,189	$26,264	$23,984
Consumer	18	22	18

Total non-accrual loans	$45,450	$44,836	$38,536
OREO	14,089	10,377	8,925

Total non-performing assets	$59,539	$55,213	$47,461

Loans 90+ days past due and still accruing:
Commercial	$—	$89	$—
Real estate-one-to-four family residential:
Permanent first and second	—	—	71
Home equity loans and lines	—	—	250

Total real estate-one-to-four family residential	$—	$—	$321
Real estate-multi-family residential	—	—	—
Real estate-non-farm, non-residential:
Owner-occupied	—	—	—
Non-owner-occupied	—	—	—

Total real estate-non-farm, non-residential	$—	$—	$—
Real estate-construction:
Residential	—	—	—
Commercial	—	574	—

Total real estate-construction	$—	$574	$—
Consumer	—	—	11

Total loans 90+ days past due and still accruing	$—	$663	$332
Total non-performing assets and loans 90+ days past due	$59,539	$55,876	$47,793

	September 30, 2012	September 30, 2011	December 31, 2011
Non-performing assets
to total loans:	2.77%	2.57%	2.18%
to total assets:	1.98%	1.88%	1.62%
Non-performing assets and loans 90+ days past due loans
to total loans:	2.77%	2.60%	2.20%
to total assets:	1.98%	1.90%	1.63%
Allowance for loan losses to total loans	1.92%	2.30%	2.24%
Allowance for loan losses to non-performing loans	90.84%	108.58%	125.37%

Non-performing loans continue to be concentrated in residential and commercial construction and land development loans in outer sub-markets hardest hit by the residential downturn and commercial and consumer credits experiencing the after shocks in sub-contracting businesses and unemployment levels. Overall, as of September 30, 2012, $27.2 million, or 59.8%, of non-performing loans represented acquisition, development and construction (“ADC”) loans, $6.5 million, or 14.4%, represented non-farm, non-residential loans, $8.3 million, or 18.2%, represented loans on one-to-four family residential properties, and $3.4 million, or 7.6%, represented commercial and industrial (“C&I”) loans. There was no interest actually received on non-accrual loans in nine months ended September 30, 2011 or 2012. The Company continues to pursue an aggressive campaign to further reduce non-performing assets and other impaired loans and is implementing and executing various disposition strategies on an ongoing basis. See Note 4 to the Consolidated Financial Statements for additional information regarding the Company’s non-performing loans.

The following provides a breakdown of the construction and non-farm/non-residential loan portfolios by location, including loans on non-accrual status, with dollars in thousands:

	As of September 30, 2012
Residential, Acquisition, Development and Construction By County/Jurisdiction of Origination: (Dollars in thousands)	Total Outstandings	Percentage of Total	Non-accrual Loans	Non-accruals as a % of Outstandings	Net charge- offs as a % of Outstandings
District of Columbia	$7,935	5.1%	$495	0.3%	—
Montgomery, MD	—	—	—	—	—
Prince Georges, MD	9,276	6.0%	4,389	2.8%	1.8%
Other Counties in MD	2,714	1.7%	195	0.1%	0.1%
Arlington/Alexandria, VA	32,397	20.8%	—	—	-0.3%
Fairfax, VA	28,555	18.3%	—	—	0.2%
Culpeper/Fauquier, VA	2,284	1.5%	200	0.1%	—
Fredericksburg, VA	2,288	1.5%	2,288	1.5%	0.9%
Loudoun, VA	15,437	9.9%	279	0.2%	0.2%
Prince William, VA	11,854	7.6%	—	—	—
Spotsylvania, VA	349	0.2%	—	—	—
Stafford, VA	37,088	23.8%	2,664	1.7%	—
Other Counties in VA	3,168	2.0%	—	—	—
Outside VA, D.C. & MD	2,425	1.6%	—	—	—

	$155,770	100.0%	$10,510	6.7%	2.9%

	As of September 30, 2012
Commercial, Acquisition, Development and Construction By County/Jurisdiction of Origination: (Dollars in thousands)	Total Outstandings	Percentage of Total	Non-accrual Loans	Non-accruals as a % of Outstandings	Net charge-offs (recoveries) as a % of Outstandings
District of Columbia	$—	—	$—	—	—
Montgomery, MD	1,908	1.8%	—	—	—
Prince Georges, MD	6,365	6.1%	—	—	—
Other Counties in MD	2,127	2.0%	—	—	—
Arlington/Alexandria, VA	10,278	9.8%	521	0.5%	—
Fairfax, VA	4,341	4.1%	2,385	2.3%	0.3%
Culpeper/Fauquier, VA	2,975	2.8%	2,975	2.8%	0.1%
Frederick, VA	2,000	1.9%	—	—	—
Henrico, VA	—	—	—	—	—
Loudoun, VA	12,990	12.4%	—	—	—
Prince William, VA	38,306	36.4%	—	—	0.1%
Spotsylvania, VA	1,700	1.6%	—	—	—
Stafford, VA	17,669	16.8%	9,963	9.5%	—
Other Counties in VA	4,478	4.3%	835	0.8%	—
Outside VA, D.C. & MD	—	—	—	—	—

	$105,137	100.0%	$16,679	15.9%	0.5%

	As of September 30, 2012
Non-Farm/Non-Residential By County/Jurisdiction of Origination: (Dollars in thousands)	Total Outstandings	Percentage of Total	Non-accrual Loans	Non-accruals as a % of Outstandings	Net charge- offs as a % of Outstandings
District of Columbia	$84,482	7.3%	$—	—	—
Montgomery, MD	19,760	1.7%	1,830	0.1%	—
Prince Georges, MD	75,896	6.5%	—	—	—
Other Counties in MD	49,532	4.2%	—	—	0.2%
Arlington/Alexandria, VA	183,261	15.8%	—	—	—
Fairfax, VA	271,006	23.4%	829	0.1%	—
Culpeper/Fauquier, VA	3,330	0.3%	2,079	0.2%	—
Frederick, VA	7,726	0.7%	—	—	—
Henrico, VA	21,828	1.9%	—	—	—
Loudoun, VA	151,429	13.1%	975	0.1%	0.1%
Prince William, VA	199,303	17.2%	822	0.1%	—
Spotsylvania, VA	10,125	0.9%	—	—	—
Stafford, VA	19,574	1.7%	—	—	0.2%
Other Counties in VA	52,252	4.5%	—	—	0.1%
Outside VA, D.C. & MD	9,213	0.8%	—	—	—

	$1,158,717	100.0%	$6,535	0.6%	0.6%

Total TDRs as of the dates indicated consisted of the following:

	September 30, 2012	September 30, 2011	December 31, 2011
	(Dollars in thousands)
Troubled debt restructurings:
Commercial	$6,910	$9,496	$7,135
Real estate-one-to-four family residential:
Permanent first and second	4,585	4,199	3,974
Home equity loans and lines	—	—	—

Total real estate-one-to-four family residential	$4,585	$4,199	$3,974
Real estate-multi-family residential	—	—	—
Real estate-non-farm, non-residential:
Owner-occupied	3,395	4,372	3,893
Non-owner-occupied	19,160	30,679	17,525

Total real estate-non-farm, non-residential	$22,555	$35,051	$21,418
Real estate-construction:
Residential	3,622	7,027	4,207
Commercial	7,220	15,881	15,521

Total real estate-construction:	$10,842	$22,908	$19,728
Consumer	—	32	9
Farmland	—	—	—

Total troubled debt restructurings	$44,892	$71,686	$52,264

Included in this amount of $44.9 million, the Bank had TDRs that were performing in accordance with their modified terms of $44.8 million at September 30, 2012.

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

At September 30, 2012, the Company had $1.51 billion, or 70.2%, of total loans concentrated in commercial real estate. Commercial real estate for purposes of this discussion includes all construction loans, loans secured by multi-family residential properties and loans secured by non-farm, non-residential properties. At December 31, 2011, commercial real estate loans were $1.54 billion, or 70.7%, of total loans. Total construction loans of $260.9 million at September 30, 2012, represented 12.2% of total loans, loans secured by multi-family residential properties of $86.8 million represented 4.0% of total loans, and loans secured by non-farm, non-residential properties of $1.16 billion represented 54.0% of total loans.

Construction loans at September 30, 2012, included $145.3 million in loans to commercial builders of single family residential property and $10.5 million to individuals on single family residential property, together representing 7.3% of total loans. These loans are made to a number of unrelated entities and generally have a term of twelve to eighteen months. In addition, the Company had $105.1 million of construction loans on non-residential commercial property at September 30, 2012, representing 4.9% of total loans. Total construction loans of $260.9 million include $114.2 million in land acquisition and/or development loans on residential property and $51.7 million in land acquisition and/or development loans on commercial property, together totaling $165.9 million, or 7.7% of total loans. Potential adverse developments in the Northern Virginia real estate market or economy, including substantial increases in mortgage interest rates, slower housing sales, and increased commercial property vacancy rates, could have an adverse impact on these groups of loans and the Bank’s income and financial position. At September 30, 2012, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. In addition, the Bank has commercial loans of $230.0 million, or 10.7% of the Bank’s total loan portfolio, to businesses and organizations, including trade associations, professional corporations, community associations, government contractors, medical practitioners, property management companies, religious organizations and houses of worship, heavy equipment contractors and others primarily located in the Northern Virginia market. These commercial loans generally represent short term obligations to support working capital needs and/or term loans to finance the purchase of business assets.

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

Non-Interest Income

Non-interest income represented 14.1% and 6.6% of total revenue for the nine months ended September 30, 2012, and September 30, 2011, respectively. Although interest income is our primary source of revenue, we remain committed to increasing non-interest income as a way to improve profitability and diversify our sources of revenue.

For the three months ended September 30, 2012, the Company recognized $4.7 million in non-interest income, compared to non-interest income of $1.9 million for the three months ended September 30, 2011. For the nine months ended September 30, 2012, the Company recognized $13.1 million in non-interest income, compared to non-interest income of $5.7 million for the nine months ended September 30, 2011.

The following table presents the components of non-interest income for the three and nine months ended September 30, 2012, and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,		From the Three Months Ended September 30, 2011 to the Three Months Ended September 30, 2012
(Dollars in thousands)	2012	2011	2012	2011	$ change	% change
Service charges on deposits	$882	$839	$2,638	$2,430	$43	5.1%
Non-deposit investment services commissions	211	340	705	1,053	(129)	-37.9%
Gains on loans held-for-sale	1,082	744	2,913	1,799	338	45.4%
Gain on sale of securities available-for-sale	2,056	—	5,976	503	2,056	100.0%
Impairment loss on securities, net	—	—	—	(732)	—	—%
Bank-owned life insurance	50	58	159	544	(8)	13.8%
Other income	444	(41)	704	75	485	1,118.2%

Total Non-Interest Income	$4,725	$1,940	$13,095	$5,672	$2,785	143.6%

Included in non-interest income for the third quarter of 2012, is a gain on sale of securities of $2.1 million, while the third quarter of 2011 did not include a gain or loss on sale of securities. For the nine months ended September 30, 2012, non-interest income included a gain on sale of securities of $6.0 million, while non-interest income for the nine months ended September 30, 2011, included an impairment loss on securities of $732 thousand, which was partially offset by a gain on sale of securities of $503 thousand as well as a bank-owned life insurance death benefit of $361 thousand. Excluding the gain on sale of securities available-for-sale, impairment loss on securities and bank-owned life insurance death benefits, non-interest income grew 37.6%, from $1.9 million for the three months ended September 30, 2011, to $2.7 million for the three months ended September 30, 2012, and grew 28.5%, from $5.5 million for the nine months ended September 30, 2011, to $7.1 million for the nine months ended September 30, 2012.

Fees and net gains on loans held-for-sale increased in the third quarter of 2012, on a year-over-year basis by $338 thousand, or 45.4%. The increase can be primarily attributed to higher volume of mortgage loans originated for sale in the secondary market, which was driven by lower interest rates on mortgage products during 2012. For the nine months ended September 30, 2012, fees and net gains on loans held-for-sale increased $1.1 million, or 61.9% compared to the nine months ended September 30, 2011. Mortgage loans held-for sale totaling $146.8 million were closed in the nine months ended 2012, as compared to $103.7 million to the same period for 2011.

Non-Interest Expense

For the three months ended September 30, 2012, the Company recognized $15.2 million in non-interest expense, compared to non-interest expense of $14.9 million for the three months ended September 30, 2011. For the nine months ended September 30, 2012, the Company recognized $47.4 million in non-interest expense, compared to non-interest expense of $43.9 million for the nine months ended September 30, 2011. The following table presents the components of non-interest expense for the three and nine months ended September 30, 2012, and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,		From the Three Months Ended Sept 30, 2011 to the Three Months Ended Sept 30, 2012
(Dollars in thousands)	2012	2011	2012	2011	$ change	% change
Salaries and employee benefits expense	$7,493	$6,591	$22,517	$19,676	$902	13.7%
Premises and equipment expense	2,380	2,293	7,142	7,006	87	3.8%
FDIC insurance	660	864	2,488	3,394	(204)	-23.6%
(Gain) loss on other real estate owned	(141)	546	1,566	1,022	(687)	-125.8%
OREO expense	322	277	902	616	45	16.3%
Franchise tax expense	935	780	2,435	2,326	155	19.9%
Data processing expense	664	652	1,992	1,942	12	1.8%
Other operating expense	2,899	2,890	8,354	7,881	9	0.3%

Total Non-Interest Expense	$15,212	$14,893	$47,396	$43,863	$319	2.1%

The majority of the increase from the third quarter of 2011 to the third quarter of 2012, for the quarter ended September 30, 2012, was a $902 thousand increase to salaries and employee benefits, $87 thousand increase in occupancy expense, and $155 thousand increase in franchise tax, partially offset by a decrease of $642 on other real estate owned losses and $204 thousand in FDIC insurance. The increase in salaries and employee expense includes the impact of adding key personnel in our sales and support functions to support our continued growth and commissions paid to mortgage originators in connection with greater mortgage production sold into the secondary market. For the nine months ended September 30, 2012 salaries and employee benefits expenses were $22.5 million, compared to $19.7 million for the same period in 2011. The nine-month increase in salaries and employee benefits of $2.8 million was also due to adding key personnel in sales and support functions and greater commissions paid to mortgage originators.

Provision for Income Taxes

The Company’s income tax provisions are adjusted for non-deductible expenses and non-taxable income before applying the U.S. federal income tax rate of 35%. For the nine months ended September 30, 2012, the Company recorded an income tax provision of $11.1 million compared to a provision of $9.9 million for the same period in 2011. Our effective tax rate was 33.3% and 32.8% for the nine months ended September 30, 2012 and September 30, 2011, respectively. Our provision for income taxes was positively impacted by non-taxable income generated by the bank-owned life insurance earnings, and earnings from tax-exempt investment securities, which provided the greatest benefit to our effective tax rate.

Financial Condition

Total Assets

Total assets increased by $66.2 million, or 2.3%, to $3.00 billion at September 30, 2012, as compared to $2.94 billion at December 31, 2011. The increase was largely the result of an increase in cash and cash equivalents of $161.0 million, which offset a decrease in loans, net of allowance for loan losses, of $17.7 million and a decrease in investment securities of $79.8 million.

Cash and cash equivalents of $243.6 million at September 30, 2012, increased primarily due to the growth in funding provided by securities sold under agreement to repurchase. During the first nine months of 2012, securities sold under agreement to repurchase increased $146.0 million, or 55.5%, to $409.3 million at September 30, 2012. Securities sold under agreement to repurchase are entered into primarily with in-market commercial customers that generally maintain a full relationship with the Bank, in the form of lending facilities and other deposit products. We invest these funds in short-term liquid assets, such as interest-bearing deposits held at the Federal Reserve Bank, and investment securities available-for-sale to provide additional liquidity and incremental low-risk returns.

Investment Securities

Investment securities were $545.1 million representing a decrease of $79.8 million from December 31, 2011. During the third quarter of 2012, the Company sold $26.0 million of investment securities resulting in a $1.6 million realized gain on sale of securities, and PreTSL VI was redeemed resulting in a gain of $436 thousand. The purchase of investment securities made during the third quarter were predominantly at a premium to book value in short-term, pass-through mortgage backed securities and collateralized mortgage obligations issued by government sponsored entities, with an average life of three to five and a half years. This strategy positions the Company with strong liquid assets to maintain a constant flow of funds to support future loan growth and to provide repricing opportunities if rates begin to rise over the next few years. We held 18.1% of our total assets in the investment security portfolio at September 30, 2012, compared to 21.3% at December 31, 2011. We expect the current level of investment securities as a percentage of total assets will decline over time as the mix between investment securities and loans will change due to anticipated growth in our loan portfolio.

The investment portfolio also contains three pooled trust preferred securities with a book value of $5.6 million, and a fair value of $358 thousand at September 30, 2012, for which the Company performs a quarterly analysis to determine whether any other than temporary impairment exists on the three pooled trust preferred securities. The analysis includes stress tests on the underlying collateral and cash flow estimates based on expected prepayments and on the current and projected future levels of deferrals and defaults within each pool. There has been no recorded impairment loss in the nine months ended September 30, 2012, compared to an impairment loss of $732 thousand for the same time period in 2011.

Loans

Loans, net of allowance for loan losses, decreased $17.7 million, or 0.8%, from $2.12 billion at December 31, 2011, to $2.10 billion at September 30, 2012. The most significant decrease in loans, net was $65.5 million, or 20.1%, in our real estate construction portfolio. The Company has significantly reduced its concentration in real estate construction loans, both residential and commercial, from 15.0% of total loans at December 31, 2011, to 12.2% at September 30, 2012. Loan growth has been favorable in our real estate non-farm, non-residential portfolio, real estate one-to-four family residential, and real estate multi-family residential increasing $25.8 million, $25.8 million, and $10.3 million, respectively, from December 31, 2011 to September 30, 2012. The orientation of loan generation efforts and loan mix is reflective of the continued focus on building greater market share in commercial lending and residential real estate lending, while limiting ADC lending and non-farm, non-residential real estate lending to select transactions in key markets with solid economic metrics.

Loans held-for-sale

Loans held-for-sale, which are originated by our mortgage division and intended for sale in the secondary market, increased $845 thousand, from $18.5 million at December 31, 2011, to $19.3 million at September 30, 2012. Loans sold to correspondent banks are subject to repurchase as a result of specific events outlined in the correspondent purchase agreements. The repurchase events, include but are not limited to, deficiencies in documentation standards, and defaults or pay-offs within a specified period of time. The Company did not maintain a reserve for repurchases at September 30, 2012, and December 31, 2011, and has historically experienced an insignificant amount of repurchases.

Deposits

Total deposits at September 30, 2012, were $2.21 billion, a decrease of $79.6 million, or 3.5%, from $2.29 billion at December 31, 2011. The decrease was driven by reductions in time deposits of $133.6 million or 17.1% while demand deposits increased $52.8 million, or 15.6%. The reduction in time deposits was intentional and resulted from a series of interest rate reductions that began in late 2011, and continued through the third quarter of 2012. As a result, the cost of total interest-bearing deposits declined from 1.30% for the quarter ended September 30, 2011, to 0.91% for the quarter ended September 30, 2012. The cost of total deposits declined from 1.11% for the quarter ended September 30, 2011, to 0.76% for the quarter ended September 30, 2012. The Company’s deposit mix continues to be heavily weighted in lower-cost noninterest-bearing demand deposits, savings and interest-bearing demand deposits, which comprised 70.8% of total deposits at September 30, 2012, compared to 65.9% at December 31, 2011.

Capital Levels and Stockholders’ Equity

Stockholders’ equity increased $27.8 million, or 9.8%, from $283.8 million at December 31, 2011, to $311.5 million at September 30, 2012, with approximately $7.3 million in net proceeds from the above referenced stock issuances, net income to common stockholders of $18.3 million for the first nine months of 2012, a $292 thousand decrease in other comprehensive income related to the investment securities portfolio, $1.4 million in the accretion of the discount on preferred stock and $1.1 million in proceeds and tax benefits related to the exercise of options by the Company’s directors and officers, and stock option expense credits. The Company’s Tier 1 and total qualifying capital ratios are each up 174 basis points from December 31, 2011, to 16.29% and 17.55%, respectively, and its tangible common equity ratio is up 71 basis points to 8.08% at September 30, 2012.

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

As of September 30, 2012, and September 30, 2011, we did not have any brokered deposits, other than CDARS reciprocal deposits, on our balance sheet. CDARS reciprocal deposits are deposits that have been placed into a deposit placement service which allows us to place our customers’ funds in FDIC-insured time deposits at other banks and at the same time, receive an equal sum of funds from customers of other banks within the deposit placement service. CDARS reciprocal deposits of $55.1 million and $95.5 million are included in our time deposit portfolio and account for 2.5% and 4.2% of our total deposits at September 30, 2012, and December 31, 2011, respectively. Time deposits comprise approximately $647.1 million, or 29.3%, of our total deposit liabilities at September 30, 2012. At September 30, 2012 and 2011, we had customer securities sold under agreement to repurchase of $334.3 million and $126.7 million, respectively. We also had wholesale securities sold under agreement to repurchase of $75.0 million as of September 30, 2012 and 2011.

The Company measures total liquidity through cash and cash equivalents, investment securities available-for-sale, mortgage loans held-for-sale, other loans and investment securities maturing within one year, less securities pledged as collateral for repurchase agreements, public deposits and other purposes, and less any outstanding Federal funds purchased. These liquidity sources decreased $40.7 million, or 5.2%, from $781.2 million at December 31, 2011, to $740.5 million at September 30, 2012, primarily due to a $168.9 million increase in securities pledged as collateral for repurchase agreements, partially offset by a $163.0 million increase in interest-bearing deposit accounts at other banks. Additional sources of liquidity available to the Bank include the capacity to borrow funds through established short-term lines of credit with various correspondent banks and the Federal Home Loan Bank of Atlanta. See Note 8 to the Consolidated Financial Statements for further information regarding these additional liquidity sources.

It is our opinion that our liquidity position at September 30, 2012, is adequate to respond to fluctuations “on” and “off” balance sheet. In addition, we know of no trends, demands, commitments, events or uncertainties that may result in, or that are reasonably likely to result in our inability to meet anticipated or unexpected liquidity needs.

Off-Balance Sheet Arrangements

The Company enters into certain off-balance sheet arrangements in the normal course of business to meet the financing needs of its customers. These off-balance sheet arrangements include unfunded lines of credit, commitments to extend credit, standby letters of credit and financial guarantees, totaling $582.9 million and $539.2 million as of September 30, 2012, and December 31, 2011, respectively. These arrangements would impact the

Company’s liquidity and capital resources to the extent customers accept and/or use these commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. With the exception of these off-balance sheet arrangements, and the Company’s obligations in connection with its trust preferred securities, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors.

Unfunded lines of credit and commitments to extend credit amounted to $538.2 million at September 30, 2012, and $498.1 million at December 31, 2011, represent legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Unfunded lines of credit and commitments to extend credit were $478.9 million and $59.3 million, respectively, at September 30, 2012, and were $478.3 million and $19.8 million, respectively, at December 31, 2011. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At September 30, 2012, and December 31, 2011, the Company had $44.7 million and $41.1 million, respectively, in outstanding standby letters of credit.

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

We are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on our financial condition and the consolidated financial statements. Both the Company’s and the Bank’s capital levels continue to meet regulatory requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios. Tier 1 capital consists of common and qualifying preferred stockholders’ equity, less goodwill, and for the Company includes certain minority interests relating to bank subsidiary issued securities, and a limited amount of restricted core capital elements. Restricted core capital elements include qualifying cumulative preferred stock interests, certain minority interests in subsidiaries and qualifying trust preferred securities. All of the $71.0 million in preferred stock interests issued to the Treasury under the Capital Purchase Program qualify as Tier 1 capital. Total risk-based capital consists of Tier 1 capital, qualifying subordinated debt, and a portion of the allowance for loan losses, and for the Company, a limited amount of excess restricted core capital elements. Risk-based capital ratios are calculated with reference to risk-weighted assets. The leverage ratio compares Tier 1 capital to total average assets. The Bank’s Tier 1 risk-based capital ratio was 15.81% at September 30, 2012, compared to 14.21% at December 31, 2011, and its total risk-based capital ratio was 17.06% at September 30, 2012, compared to 15.47% at December 31, 2011. These ratios are in excess of the minimum regulatory requirement of 4.00% and 8.00%, respectively. The Bank’s leverage ratio was 12.00% at September 30, 2012, compared to 11.40% at December 31, 2011, and in excess of the minimum regulatory requirement of 4.00%. The Company’s Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage ratio was 16.29%, 17.55%, and 12.27%, respectively, at September 30, 2012, compared to 14.55%, 15.81%, and 11.61% at December 31, 2011. In addition the Company’s and the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in the applicable banking regulations. The increases in these capital ratios are due to additional Tier 1 capital raised through exercise of warrants totaling $7.3 million, additional net income available to common stockholders of $18.3 million and an $84.5 million reduction in risk-weighted assets at September 30, 2012, compared to December 31, 2011.

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

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Federal Reserve has revised the capital treatment of trust preferred securities to provide that, beginning in 2011, such securities can be counted as Tier 1 capital at the holding company level, together with other restricted core capital elements, up to 25% of total capital (net of goodwill), and any excess as Tier 2 capital, subject to limitation. At September 30, 2012, trust preferred securities represented 17.5% of the Company’s Tier 1 capital and 16.2% of its total risk-based capital. The Federal Reserve Board, acting in concert with the other federal banking regulatory agencies, has published proposed rules that, if adopted, would generally implement the Basel III capital standards upon bank holding companies greater than $500 million in total consolidated assets. Among other changes, the proposed rules to implement the Basel III capital standards would phase-out treatment of trust preferred securities as Tier 1 capital over a five-year implementation period. The Company anticipates that the Federal Reserve Board will adopt a final version of these proposed rules sometime in 2013. We will continue to monitor the impact that these regulations will have on our Company. See Note 9 to the Consolidated Financial Statements for further information regarding trust preferred securities.

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

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” The amendments in this ASU apply to all entities that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements. The amendments in this ASU provide an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company does not expect the adoption of ASU 2012-02 to have a material impact on its consolidated financial statements.

In October 2012, the FASB issued ASU 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.” The amendments in this ASU clarify the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. In addition, the amendments should resolve current diversity in practice on the subsequent measurement of these types of indemnification assets. The amendments are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution. The Company does not expect the adoption of ASU 2012-06 to have a material impact on its consolidated financial statements.

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

Our short term interest rate sensitivity is managed through the use of a model that generates estimates of the change in the net interest income when interest rates are shocked upward and downward from the base case. Given the current rate environment, we limited the downward change to 100 basis points. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. The model captures the timing of the repricing of interest sensitive assets and interest sensitive liabilities as well as the degree of change (“beta”) in the interest rates of particular asset and liability products that occurs as interest rates move upward or downward. The model assumes that the composition of the interest sensitive assets and interest sensitive liabilities existing at September 30, 2012, remains constant over a two year period (base case) and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.

The following table provides an analysis of our interest rate risk as measured by the estimated change in MVPE and net interest income from the base case, resulting from instantaneous and sustained parallel shifts in interest rates as of September 30, 2012:

Interest Rate Scenario	Sensitivity of Market Value of Portfolio Equity September 30, 2012 Market Value of Portfolio Equity Percent Change from Base	Sensitivity of Net Interest Income September 30, 2012 Net Interest Income Percent Change from Base
Up 200 bps	-5.0%	+8.2%
Up 300 bps	-12.7%	+11.6%
Down 100 bps	-0.8%	-6.5%

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

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports that the company files with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information required to be set forth in the Company’s periodic reports.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities.- None

(b)	Use of Proceeds.- Not Applicable.

(c)	Issuer Purchases of Securities.- None

Item 3. DEFAULTS UPON SENIOR SECURITIES - None

Item  4. MINE SAFETY DISCLOSURES - None

Item 5. OTHER INFORMATION

(a)	Required 8-K Disclosures. None

(b)	Changes in Procedures for Director Nominations by Securityholders. None

Item 6. EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation of Virginia Commerce Bancorp, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

3.2	Articles of Amendment to the Articles of Incorporation relating to the Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 15, 2008)

3.3	Amended and Restated By-laws of Virginia Commerce Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 27, 2007)

3.4	Amendment to the Amended and Restated By-laws of Virginia Commerce Bancorp, Inc. (incorporated by reference to exhibit 3.4 to the Company’s Current Report on Form 8-K filed on January 28, 2011)

31.1	Certification of Peter A. Converse, President and Chief Executive Officer

31.2	Certification of Mark S. Merrill, Executive Vice President and Chief Financial Officer

32.1	Certification of Peter A. Converse, President and Chief Executive Officer

32.2	Certification of Mark S. Merrill, Executive Vice President and Chief Financial Officer

101	The following materials from Virginia Commerce Bancorp, Inc.’s quarterly report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virginia Commerce Bancorp, Inc.
(Registrant)

Date: November 8, 2012	BY	/s/ Peter A. Converse
Peter A. Converse, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2012	BY	/s/ Mark S. Merrill
Mark S. Merrill, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)