Form 10-K
period 2012-12-31
VIRGINIA COMMERCE BANCORP INC
filed 2013-03-14
CIK 1099305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The registrant’s Common Stock is traded on the Nasdaq Global Select Market under the symbol VCBI. The aggregate market value of the approximately 31,812,913 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on June 30, 2012 was approximately $268.2 million, based on the closing sales price of $8.43 per share on that date. For purposes of this calculation, the term “affiliate” refers to all directors, executive officers and 10% shareholders of the registrant.

As of the close of business on March 8, 2013, 32,489,794 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders, to be held on April 24, 2013, are incorporated by reference in Part III hereof.

Form 10-K Cross Reference Sheet

The following shows the location in this Annual Report on Form 10-K or the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2013, of the information required to be disclosed by the United States Securities and Exchange Commission Form 10-K. References to pages only are to pages in this report.

PART I	Item 1.	Business. See “Business” at pages 88 through 101.

	Item 1A.	Risk Factors. See “Risk Factors” at pages 30 through 39.

	Item 1B.	Unresolved Staff Comments. Not required.

	Item 2.	Properties. See “Properties” at page 101.

	Item 3.	Legal Proceedings. From time to time the Company is a participant in various legal proceedings incidental to its business. In the opinion of management, the liabilities (if any) resulting from such legal proceedings will not have a material effect on the financial position of the Company.

	Item 4.	Mine Safety Disclosures. None.

PART II	Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. See “Market Price of Stock” at page 102.

	Item 6.	Selected Financial Data. See “Five Year Financial Summary” at page 4.

	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” at pages 5 through 30.

	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk. See “Asset/Liability Management and Quantitative and Qualitative Disclosures About Market Risk” at page 14 through 15.

	Item 8.	Financial Statements and Supplementary Data. See Consolidated Financial Statements at pages 44 through 88.

	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.

	Item 9A.	Controls and Procedures. See “Disclosure Controls and Procedures” at page 39 and “Management Report on Internal Control Over Financial Reporting” at page 40.

	Item 9B.	Other Information. None

PART III	Item 10.	Directors, Executive Officers and Corporate Governance. The information required by Item 10 is incorporated by reference from the material under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. The Company has adopted a code of ethics that applies to its Chief Executive Officer and Chief Financial Officer. The Code of Ethics is posted on the Company’s website at www.vcbonline.com in the “Investor Relations/Corporate Governance” section of the website. The Company intends to provide any required disclosure of an amendment to or waiver from the Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions, on the Company’s website. The Company may elect to disclose any such amendment or waiver in a report on Form 8-K filed with the Securities and Exchange Commission either in addition to or in lieu of the website disclosure. A copy of the code of ethics will be provided to any person, without charge, upon written request directed to Krista DiVenere, Vice President, Finance, Virginia Commerce Bank, 14201 Sullyfield Circle, Suite 500, Chantilly, Virginia 20151.

There have been no material changes in the procedures previously disclosed by which stockholders may recommend nominees to the Company’s Board of Directors.

	Item 11.	Executive Compensation. The information required by Item 11 is incorporated by reference from the material under the captions “Executive Officer Compensation” and “Election of Directors – Director Compensation” and “- Personnel and Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. The information required by Item 12 is incorporated by reference from the material under the caption “Voting Securities and Principal Holders” in the Proxy Statement, and included under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” at page 103.

	Item 13.	Certain Relationships and Related Transactions, and Director Independence. The information required by Item 13 is incorporated by reference from the material under the captions “Election of Directors” and “Transactions with Management and Related Parties” in the Proxy Statement.

	Item 14.	Principal Accountant Fees and Services. The information required by Item 14 is incorporated by reference from the material under the captions “Principal Accountant Fees” and “Election of Directors – Committees, Meetings and Procedures of the Board of Directors” in the Proxy Statement.

PART IV	Item 15.	Exhibits, Financial Statement Schedules. See “Financial Statements and Exhibits” at page 105 through 107.

FIVE YEAR FINANCIAL SUMMARY

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except per share amounts)
Selected Year-End Balances
Total assets	$2,823,692	$2,938,518	$2,741,648	$2,725,297	$2,715,922
Total loans (net)	2,142,872	2,120,291	2,149,591	2,210,064	2,273,086
Total deposits	2,245,392	2,292,158	2,247,201	2,229,327	2,172,142
Total stockholders’ equity	245,309	283,771	245,594	218,868	253,287
Summary Results of Operations
Interest income	$132,938	$141,844	$148,826	$150,633	$160,468
Interest expense	26,271	35,042	43,497	59,229	77,430
Net interest income	$106,667	$106,802	$105,329	$91,404	$83,038
Provision for loan losses	14,826	14,849	20,594	81,913	25,378
Net interest income after provision for loan losses	$91,841	$91,953	$84,735	$9,491	$57,660
Non-interest income	17,470	8,145	7,621	5,600	6,431
Non-interest expense	64,239	59,715	61,110	66,820	44,776
Income (loss) before taxes	$45,072	$40,383	$31,246	$(51,729)	$19,315
Provision (benefit) for income tax	14,972	13,293	9,706	(18,404)	6,231
Net income (loss)	$30,100	$27,090	$21,540	$(33,325)	$13,084
Effective dividend on preferred stock	7,612	5,300	5,002	4,539	258
Net income (loss) available to common stockholders	$22,488	$21,790	$16,538	$(37,864)	$12,826
Per Common Share Data (1)
Net income (loss) per common share, basic	$0.71	$0.73	$0.60	$(1.42)	$0.48
Net income (loss) per common share, diluted	$0.67	$0.71	$0.57	$(1.42)	$0.47
Book value per common share	$7.68	$7.17	$6.22	$5.79	$7.18
Average number of common shares outstanding:
Basic	31,750,958	29,720,985	27,603,741	26,692,570	26,555,484
Diluted	33,702,769	30,897,811	28,875,993	26,692,570	27,249,839
Growth and Significant Ratios
% Change in net income	11.11%	25.77%	164.64%	–354.70%	–49.26%
% Change in assets	–3.91%	7.18%	0.60%	0.35%	16.08%
% Change in loans (net)	1.06%	–1.36%	–2.74%	–2.77%	18.10%
% Change in deposits	–2.04%	2.00%	0.80%	2.63%	16.21%
% Change in total stockholders’ equity	–13.55%	15.54%	12.21%	–13.59%	49.75%
Equity to asset ratio	8.69%	9.66%	8.96%	8.03%	9.33%
Return on average assets	1.01%	0.95%	0.77%	–1.22%	0.51%
Return on average equity	10.11%	10.23%	9.22%	–13.89%	7.18%
Average equity to average assets	10.03%	9.29%	8.33%	8.77%	7.06%
Net interest margin	3.74%	3.91%	3.90%	3.45%	3.30%
Efficiency ratio, GAAP (2)	51.75%	51.95%	54.10%	68.88%	50.05%
Adjusted efficiency ratio (3)	54.37%	51.33%	53.23%	56.89%	49.53%

(1)	Adjusted for all years presented giving retroactive effect to a three-for-two stock split in the form of a 10% stock dividend in 2008.
(2)	Computed by dividing non-interest expense by the sum of net interest income and non-interest income.
(3)	Computed by dividing non-interest expense, by the sum of net interest income and non-interest income before impairment losses on securities, gain on sale of securities, and death benefits received from bank owned life insurance. Tax equivalent income adjustment was $118,153 for the twelve months ended December 31, 2012, $116,330 for the twelve months ended December 31, 2011, $114,803 for the twelve months ended December 31, 2010, $99,961 for the twelve months ended December 31, 2009, and $90,406 for the twelve months ended December 31, 2008. This is a non-GAAP financial measure, which we believe provides investors with important information regarding our operational efficiency. Comparison of our adjusted efficiency ratio with those of other companies may not be possible, because other companies may calculate the efficiency ratio differently. Please see page 6 for more information on the calculation of our adjusted efficiency ratio.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This management’s discussion and analysis and other portions of this report, contain forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies, including but not limited to our outlook on earnings, statements regarding asset quality, concentrations of credit risk, our deposit portfolio and expected future changes in our deposit portfolio, the adequacy of the allowance for loan losses, projected growth, capital position, our plans regarding and expected future levels of our non-performing assets, the pending merger with United Bankshares, Inc., business opportunities in our markets and strategic initiatives to capitalize on those opportunities, and general economic conditions. When we use words such as “may,” “will,” “anticipates,” “believes,” “expects,” “plans,” “estimates,” “potential,” “continue,” “should,” and similar words or phrases. you should consider them as identifying forward-looking statements. These forward-looking statements are not guarantees of future performance. These statements are based upon current and anticipated economic conditions, nationally and in the Company’s market, interest rates and interest rate policy, competitive factors, and other conditions which by their nature, are not susceptible to accurate forecast, and are subject to significant uncertainty. Because of these uncertainties and the assumptions on which this discussion and the forward-looking statements are based, actual future operations and results may differ materially from those indicated herein.

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

•	the interest rate environment may compress margins and adversely affect net interest income;

•	adverse effects may be caused by changes to credit quality;

•	competition from other financial services companies in our markets could adversely affect operations;

•	our concentrations of commercial, commercial real estate and construction loans, may adversely affect our earnings and results of operations;

•	we may not be able to consummate the proposed merger between us and United Bankshares, Inc. on our anticipated timeline, or at all;

•	an economic slowdown could adversely affect credit quality, loan originations and the value of collateral securing the Company’s loans; and

•	social and political conditions such as war, political unrest and terrorism or natural disasters could have unpredictable negative effects on our businesses and the economy.

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

Non-GAAP Presentations

This Annual Report on Form 10-K refers to the adjusted efficiency ratio, which is computed by dividing non-interest expense, by the sum of net interest income on a tax equivalent basis and non-interest income excluding impairment losses on securities, realized gains and losses on sale of securities and death benefits received from bank owned life insurance. This is a non-GAAP financial measure that we believe provides investors with important information regarding our operational efficiency. Comparison of our adjusted efficiency ratio with those of other companies may not be possible because other companies may calculate the adjusted efficiency ratio differently. The Company, in referring to its net income, is referring to income under accounting principles generally accepted in the United States, or “GAAP.”

Calculation of the adjusted efficiency ratio for the specified years ended December 31, is as follows:

	Year Ended
(in thousands)	December 31,
	2012	2011	2010	2009	2008

Summary Operating Results:
Non-interest expense	$64,239	$59,715	$61,110	$66,820	$44,776

Net interest income	$106,667	$106,802	$105,329	$91,404	$83,038

Non-interest income	17,470	8,145	7,621	5,600	6,431

Impairment loss on securities	—	732	1,647	1,821	—

Gain on sale of securities	(7,430)	(503)	(139)	—	—
Death benefits received from bank owned life insurance	—	(361)	(1,045)	—	—

Adjusted non-interest income	$10,040	$8,013	$8,084	$7,421	$6,431

Total net interest income and non-interest income, adjusted (1)	$116,707	$114,815	$113,413	$98,825	$89,469

Efficiency Ratio, GAAP (2)	51.8%	52.0%	54.1%	68.9%	50.1%
Adjusted Efficiency Ratio	54.4%	51.3%	53.2%	66.9%	49.5%

(1)	Tax Equivalent Income of $118,153 for the year ended December 31, 2012, $116,330 for the year ended December 31, 2011, $114,803 for the year ended December 31, 2010, $99,961 for the year ended December 31, 2009, and $90,406 for the year ended December 31, 2008.
(2)	Computed by dividing non-interest expense by the sum of net interest income and non-interest income.

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

Merger between the Company and United Bankshares, Inc.

After the close of business on January 29, 2013, the Company entered into an Agreement and Plan of Reorganization (the “Agreement”) with United Bankshares, Inc. (“United”). In accordance with the Agreement, the Company will merge with and into a wholly-owned subsidiary of United (the “Merger”). At the effective time of the Merger, the Company will cease to exist and the wholly-owned subsidiary of United shall survive and continue to exist as a Virginia corporation.

The Agreement provides that at the effective time of the Merger, each outstanding share of common stock of the Company will be converted into the right to received 0.5442 shares of United common stock, par value $2.50 per share, subject to adjustment as provided in the Agreement.

Pursuant to the Agreement, at the effective time of the Merger, the Company’s outstanding stock options and trust preferred warrants will be converted into options to purchase United’s common stock and warrants to purchase United common stock. In addition, the warrant held by the United State Department of Treasury to purchase common stock of the Company will be converted into a warrant to purchase common stock of United.

After the effective time of the Merger, the Bank, will merge with and into United Bank, a wholly-owned indirect subsidiary of United (the “Bank Merger”). United Bank will survive the Bank Merger and continue to exist as a Virginia banking corporation.

Under the Agreement and subject to certain exceptions, the Company agreed to conduct its business in the ordinary course while the Merger is pending and, except as permitted under the Agreement, refrain from taking certain specific actions without the consent of United. Completion of the Merger is subject to approval by the shareholders of each of the Company and United, receipt of applicable regulatory approvals and customary closing conditions.

Critical Accounting Policies

During the year ended December 31, 2012, there were no changes in the Company’s critical accounting policies as reflected in the Company’s most recent annual or quarterly report.

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

Our allowance for loan losses has two basic components: the specific allowance and the general allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The specific allowance is used to individually allocate an allowance for impaired loans. Impairment testing includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral. These factors are combined to estimate the probability and severity of inherent losses based on the Company’s calculation of the loss embedded in the individual loan. Large groups of smaller balance, homogeneous loans, representing 1-4 family residential first and second trusts, including home equity lines-of-credit, are collectively evaluated for impairment based upon factors such as levels and trends in delinquencies, trends in loss and problem loan identification, trends in volumes and concentrations, local and national economic trends and conditions including estimated levels of housing price depreciation/homeowners’ loss of equity, competitive factors and other considerations. These factors are converted into reserve percentages and applied against the homogenous loan pool balances. Impaired loans which meet the criteria for substandard, doubtful and loss are segregated from performing loans within the portfolio. Internally classified loans are then grouped by loan type (commercial, real estate-one-to-four family residential, real estate-multi-family residential, real estate-non-farm, non-residential, real estate-construction, consumer, and farmland). The general formula is used to estimate the loss of non-classified loans. These un-criticized loans are also segregated by loan type and allowance factors are assigned by management based on delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of management, national and local economic trends, concentrations of credit, quality of the loan review system and the effect of external factors (i.e. competition and regulatory requirements). The factors assigned differ by loan type. The general allowance recognizes potential losses whose impact on the portfolio has yet to be recognized by a specific allowance. Allowance factors and the overall size of the allowance may change from period to period based on management’s assessment of the above described factors and the relative weights given to each factor. For further information regarding the allowance for loan losses see Notes 1 and 4 to the Consolidated Financial Statements and the discussion under the caption “Asset Quality – Provision and Allowance for Loan Losses” at page 16.

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less costs to sell at the date of foreclosure. Subsequent to foreclosure, management performs valuations of the foreclosed assets based on updated appraisals, general market conditions, recent sales of like properties, length of time properties have been held, and our ability and intention with regard to continued ownership of the properties. The Company may incur additional write-downs of foreclosed assets to fair value less costs to sell if valuations indicate a further other-than-temporary deterioration in market conditions.

The Company’s 1998 Stock Option Plan (the “1998 Plan”), which is stockholder approved, permitted the grant of share options to its directors and officers for up to 2.3 million shares of common stock. The Company’s 2010 Equity Plan (the “2010 Plan”), which is also stockholder approved and replaces the 1998 Plan, permits the grant of share -based awards in the form of stock options, stock appreciation rights, restricted and unrestricted stock, performance units, options and other awards to its directors, officers and employees for up to 1.5 million shares of common stock. To date, the Company has granted stock options and restricted stock under the 2010 Plan. The Company also has option awards outstanding under its 1998 Plan, but since May 2, 2010, the effective date of the 2010 Plan, no new awards can be granted under the 1998 Plan.

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

On a quarterly basis the Company reviews any securities which are considered to be impaired as defined by accounting guidance, to determine if the impairment is deemed to be other-than-temporary. If it is determined that the impairment is other-than-temporary, i.e. impaired because of credit issues rather than interest rate, the investment is written down through a reduction in non-interest income on the Statement of Income in accordance with accounting guidance. In regard to debt securities, if we do not intend to sell the securities and it is more likely than not that we will not be required to sell the debt security prior to recovery, we will then evaluate whether a credit loss has occurred. To determine whether a credit loss has occurred, we compare the amortized cost of the debt security to the present value of the cash flows we expect to be collected. If we expect a cash flow shortfall, we will consider a credit loss to have occurred and will then consider the impairment to be other than temporary. We will recognize the amount of the impairment loss related to the credit loss in the results of operations, with the remaining portion of the loss recorded through comprehensive income, net of applicable taxes. See Note 2 to the Consolidated Financial Statements for additional information regarding security impairments deemed to be other-than temporary.

Financial Performance Overview

For the year ended December 31, 2012, the Company recorded net income of $30.1 million. After an effective dividend of $7.6 million to the Treasury on preferred stock, the Company recorded net income to common stockholders of $22.5 million, or $0.67 per diluted common share, with a return on average assets and return on average equity of 1.01% and 10.11%, respectively. The Company’s financial performance in 2012 represents higher net income to common stockholders of $698 thousand as compared to $21.8 million for 2011. The primary factors driving this year-over-year increase are a $9.3 million increase in non-interest income offset by an increase in non-interest expense of $4.5 million and a $2.3 million increase in the effective dividend on TARP preferred stock.

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

Total assets decreased $114.8 million, or 3.9%, from $2.94 billion at December 31, 2011, to $2.82 billion at December 31, 2012 and increased $196.9 million, or 7.2%, from $2.74 billion at December 31, 2010, to $2.94 billion at December 31, 2011 and increased $16.4 million, or 0.6%, from $2.73 billion at December 31, 2009, to $2.74 billion at December 31, 2010. Loans, net of the allowance for loan losses, increased $22.6 million, or 1.1%, from $2.12 billion at December 31, 2011, to $2.14 billion at December 31, 2012, as non-farm, non-residential real estate loans increased $22.3 million, or 1.92%, multifamily real estate loans increased $1.9 million, or 2.5%, commercial loans were up $8.6 million, or 3.4%, and ADC loans fell by $44.4 million, or 13.6%, from December 31, 2011, to December 31, 2012. During 2012, loan production was negatively impacted by a restrained demand for credit in both the business and consumer sectors as cautious borrowers awaited clearer economic signs and due to uncertainties relating to Federal budget cutbacks and sequestration. Additionally, the Company’s loan portfolio was adversely affected by run-off particularly in commercial mortgage and acquisition, development and construction loans due to the historic low interest rate environment, aggressive interest rate competition and strategic decisions to restrict acquisition, development and construction lending and focus on greater portfolio diversification as well as deposit generation and non-credit products. Lending efforts during 2012 were directed toward building greater market share in commercial lending, including non-farm, non-residential owner-occupied real estate loans, and portfolio residential single family and multi-family mortgage lending. Loans continue to be the Company’s primary asset class and driver of interest income. Total average loans for the twelve month period represented 75.0% and 78.5% of the Company’s interest earning assets at December 31, 2012, and 2011 respectively.

In 2011, loans, net of the allowance for loan losses, decreased $29.3 million, or 1.4%, from $2.15 billion at December 31, 2010, to $2.12 billion at December 31, 2011, as commercial loans increased $33.8 million, or 15.5%, while non-farm, non-residential real estate loans decreased $5.9 million, or 0.5%, one-to-four family residential real estate loans decreased $28.0 million, or 7.0%, and ADC loans decreased $38.2 million, or 10.5%. During the first three quarters of 2011 year-over-year loan production was negatively impacted by a lower demand for credit in both the business and consumer sectors as cautious borrowers awaited clearer economic signs. Additionally, the Company’s loan portfolio was adversely affected by run-off in both commercial and residential mortgage loans due to aggressive interest rate competition and strategic decisions to restrict acquisition, development and construction lending and focus on greater portfolio diversification as well as deposit generation and non-credit products. Lending efforts during 2011 were directed toward building greater market share in commercial lending, including non-farm, non-residential owner-occupied real estate loans, and particularly in sectors forecast for growth, such as government contract lending, professional practices, associations and select service industries, with strategic hiring, marketing campaigns and calling efforts.

The Company’s investment securities portfolio represents its second largest asset class and contributor to interest income, and is generally maintained as a primary source of liquidity. Investment securities decreased $131.5 million, or 21.0%, from $625.0 million at December 31, 2011, to $493.4 million at December 31, 2012, and increased $213.2 million, or 51.8%, from $411.8 million at December 31, 2010, to $625.0 million at December 31, 2011. The year-over-year decrease in securities was concentrated in U.S. Government agency securities, including mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs). The Company’s investment securities portfolio decreased significantly during 2012 as security maturities, principal pay downs, and sales exceeded the amount of investment purchases. During 2013, we may experience growth in the investment securities portfolio, but at a modest level based upon liquidity levels driven by loan demand and deposit activity.

While loans are the Company’s major asset, deposits are the Company’s major source of funding and, as a result, the major contributor to interest expense. For the year ended December 31, 2012, deposits decreased $46.8 million, or 2.0%, to $2.2 billion, with demand deposits increasing $78.2 million, or 23.1%, savings and interest-bearing demand deposits increasing by $26.8 million, or 2.3%, and time deposits falling $151.7 million, or 19.4%. As of December 31, 2012, non-interest bearing demand deposits represented 18.5% of total deposits. Demand, savings and interest-bearing demand deposits, grew year-over-year by $105.0 million to $1.6 billion at December 31, 2012. Over the past twelve months, generation of demand deposits was driven primarily by the successful efforts of the Company’s team of eight business development officers, who are focused on acquisition and retention of commercial operating funds, treasury management services, and other related cross-sales. The reduction in time deposits during the past year has been intentional and resulted from a series of interest rate reductions that continued throughout 2012. At December 31, 2012 and 2011, the Company had no brokered certificates of deposit.

In 2011, deposits increased $45.0 million, or 2.0%, to $2.29 billion, with demand deposits increasing $73.2 million, or 27.6%, savings and interest-bearing demand deposits decreasing by $27.7 million, or 2.3%, and time deposits falling $516 thousand, or 0.07%. Demand deposit growth remains the top deposit priority, with the increase in demand deposits primarily due to the successful efforts of the Company’s business development team, who are focused on acquisition and retention of commercial operating funds, treasury management services and other related cross-sale products. At December 31, 2011 and 2010, the Company had no brokered certificates of deposit

Stockholders’ equity decreased $38.5 million, or 13.6%, from $283.8 million at December 31, 2011, to $245.3 million at December 31, 2012, with a $67.2 million decline from the repayment of TARP preferred stock and a $2.8 million decrease in other comprehensive income, partially offset by net income available to common stockholders of $22.5 million over the twelve-month period, approximately $7.0 million in net proceeds from the exercise of warrants and $2.0 million in proceeds and tax benefits related to the exercise of options. As a result of these changes, the Company’s Tier 1 capital ratio decreased from 14.55% at December 31, 2011, to 13.25% at December 31, 2012, and its total qualifying capital ratio decreased from 15.81% to 14.51% over the same period. In 2011, stockholders’ equity increased $38.2 million, or 15.5%, from $245.6 million at December 31, 2010, to $283.8 million at December 31, 2011, with net income to common stockholders of $21.8 million over the twelve-month period, approximately $6.2 million in additional capital, a $7.4 million increase in other comprehensive income related to the investment securities portfolio, $1.7 million in the accretion of the discount on preferred stock and $1.1 million in proceeds and tax benefits related to the exercise of options by the Company’s directors and officers, and stock option expense credits. As a result of these changes, the Company’s Tier 1 capital ratio increased from 13.20% at December 31, 2010, to 14.43% at December 31, 2011, and its total qualifying capital ratio increased from 14.45% to 15.68%.

On September 24, 2008, the Company raised $25.0 million in qualifying capital through the sale of trust preferred securities to the Company’s directors and certain of its executive officers. In connection with the issuance of the trust preferred securities, the Company also issued warrants to purchase an aggregate of 1.5 million shares of common stock to the purchasers. The trust preferred securities and the related warrants issued to insiders to purchase the Company’s common stock remain outstanding. On December 12, 2008, the Company issued $71.0 million in preferred stock to the Treasury under the Capital Purchase Program. In connection with the issuance of the preferred stock, the Company also issued to the Treasury a warrant to purchase approximately 2.7 million shares of common stock. On December 11, 2012, the Company announced that it had repurchased all of the $71.0 million in preferred stock that was issued to the Treasury under the Capital Purchase Program. The TARP preferred stock had a carrying value of $68.6 million at September 30, 2012, net of the remaining discount. The Company accelerated the accretion of the preferred stock discount in the fourth quarter of 2012, which reduced net income available to common stockholders by approximately $2.1 million. The redemption will eliminate approximately $5.5 million annually in cash dividends on the preferred stock and related expenses. The related warrant issued to the Treasury to purchase shares of the Company’s common stock remains outstanding. In 2013, the Company intends to negotiate with the Treasury to repurchase this warrant, subject to regulatory approval. Please refer to “Capital Issuances” at page 28 for additional discussion of the preferred stock issued under the Capital Purchase Program.

On September 29, 2010, the Company issued 1,904,766 shares of its common stock at a price of $5.25 per share in a registered direct placement with several institutional investors for total gross proceeds of $10.0 million. In addition, the Company issued to the investors warrants exercisable for 1,904,766 additional shares of common stock at an exercise price of $6.00 per share. As of January 2012, 1,083,234 of these warrants had been exercised, providing an aggregate additional $6.5 million in gross proceeds to the Company, with the balance of the warrants having expired. On March 31, 2011, the Company issued 426,000 shares of its common stock at a price of $5.87 per share in a registered direct placement with a Company director for total gross proceeds of approximately $2.5 million. In addition, the Company issued to the investor warrants exercisable for 852,000 additional shares of common stock at an exercise price of $5.62 per share. As of March 14, 2012, all of these warrants had been exercised, providing an aggregate additional $4.8 million in gross proceeds to the Company. Please refer to “Capital Issuances” at page 28 for more discussion of the issuance of securities in the registered direct placements.

Net Interest Income

Net interest income is the excess of interest earned on loans and investments over the interest paid on deposits and borrowings and is the Company’s primary revenue source. Net interest income is thereby affected by overall balance sheet growth, changes in interest rates and changes in the mix of investments, loans, deposits and borrowings. For the year ending December 31, 2012, net interest income of $106.7 million was down 0.1%, compared to $106.8 million in 2011, as the net interest margin decreased from 3.91% in 2011, to 3.74% in 2012. The year-over-year decrease in the net interest margin was due to the prolonged low interest rate environment contributing to lower rates on loan and investment security assets, the impact of which was partially offset by lower costs on average interest-bearing deposits and securities sold under agreement to purchase. Deposit costs were 39 basis points lower during 2012 than in 2011 due to increased levels of demand deposits and lower rate interest-bearing transaction accounts, although this decrease was offset by a 28 basis point decrease in yield on loans and an 87 basis point decrease in yield on the investment securities portfolio. The decrease in the yield on the loan portfolio was primarily a result of the prolonged low interest rate environment that extended though 2012, and the decrease in the investment securities portfolio was driven by the continued low mortgage rate environment and our overall interest rate risk management process, which focused on the purchase of shorter term investment securities that lowered the yield on the investment securities portfolio, but also maintained a short average life of the investment security portfolio in the anticipation of deploying investment security proceeds into higher yielding loan assets in the near future. The prolonged low interest rate environment continued to put pressure on our loan yield as new loans were being originated at lower yields than the existing portfolio, adjustable rate loans were repriced downward in relationships without a protecting interest rate floor, and the normal amortization in the loan portfolio reduced higher yielding loans that were originated in prior years. The low mortgage environment continued to accelerate prepayments in our U.S. Government agency securities, including MBS and CMOs, resulting in increased amortization expense of premium paid on those securities, thereby contributing to the reduction in yield on the security portfolio. The pressure on loan yield due to those factors is partially offset from a NIM impact, as the shifting of interest-earnings assets from lower cost assets such as cash and securities are used to fund new loan originations at higher yields. The total market value of the MBS and CMOs sectors was reduced from $447.7 million, or approximately 71.0% of the total investment security portfolio, at December 31, 2011, to $328.1 million, or approximately 68.0% of the total investment security portfolio, at December 31, 2012. Overall, the average cost of interest-bearing deposits fell from 1.32% in 2011 to 0.93% in 2012, while yields on interest-earning assets fell from 5.17% in 2011 to 4.65% in 2012.

In 2011, net interest income of $106.8 million was up 1.4%, compared to $105.3 million in 2010, as the net interest margin rose slightly from 3.90% in 2010, to 3.91% in 2011 and the average cost of interest-bearing deposits fell from 1.64% in 2010, to 1.32% in 2011, while yields on interest-earning assets fell from an average of 5.50% in 2010 to 5.17% in 2011. As a result, the net interest margin rose from 3.90% in 2010, to 3.91% in 2011. Tables 1 and 2 provide further information with regard to yields, costs, the changes in net interest income and associated risk.

TABLE 1: AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

The following table shows the average balance sheets for each of the years ended December 31, 2012, 2011, and 2010. In addition, the amounts of interest earned on interest-earning assets, with related yields, and interest expense on interest-bearing liabilities, with related rates, are shown. Loans placed on a non-accrual status are included in the average balances. Net loan fees and late charges included in interest income on loans totaled $5.3 million, $4.2 million and $3.0 million for 2012, 2011, and 2010, respectively.

	2012			2011			2010
(Dollars in thousands)	Average Balance	Interest Income- Expense	Average Yields /Rates	Average Balance	Interest Income- Expense	Average Yields /Rates	Average Balance	Interest Income- Expense	Average Yields /Rates

Assets

Securities (1)	$571,763	$11,849	2.28%	$499,996	$14,533	3.15%	$372,480	$14,684	4.12%

Restricted stock	11,139	428	3.84%	11,533	382	3.32%	11,752	356	3.03%

Loans, net of unearned income	2,169,441	120,297	5.56%	2,176,439	126,706	5.84%	2,259,560	133,599	5.92%

Interest-bearing deposits in other banks	140,631	364	0.26%	27,640	71	0.26%	249	—	0.09%

Federal funds sold	—	—	—	56,026	152	0.27%	79,882	187	0.23%

Total interest-earning assets	$2,892,974	$132,938	4.65%	$2,771,634	$141,844	5.17%	$2,723,923	$148,826	5.50%

Other assets	76,452			79,176			79,140

Total assets	$2,969,426			$2,850,810			$2,803,063

Liabilities & Stockholders’ Equity

Interest-bearing deposits

NOW accounts	$371,740	$1,335	0.36%	$318,448	$2,139	0.67%	$335,716	$2,971	0.89%

Money market accounts	229,748	899	0.39%	205,058	1,948	0.95%	157,071	1,872	1.19%

Savings accounts	585,229	2,443	0.42%	665,708	6,162	0.93%	663,479	9,759	1.47%

Time deposits	692,269	12,871	1.86%	782,435	15,789	2.02%	882,832	18,860	2.14%

Total interest-bearing deposits	$1,878,986	$17,548	0.93%	$1,971,649	$26,038	1.32%	$2,039,098	$33,462	1.64%

Securities sold under agreement to repurchase and federal funds purchased (2)	330,598	4,041	1.22%	200,199	3,953	1.97%	183,338	4,012	2.19%

Other borrowed funds	18,052	779	4.25%	25,000	1,078	4.31%	25,000	1,077	4.25%

Trust preferred capital notes	66,695	3,903	5.85%	66,441	3,973	5.98%	66,186	4,946	7.37%

Total interest-bearing liabilities	$2,294,331	$26,271	1.15%	$2,263,289	$35,042	1.55%	$2,313,622	$43,497	1.88%

Demand deposits and other liabilities	377,357			322,705			255,871

Total liabilities	$2,671,688			$2,585,994			$2,569,493

Stockholders’ equity	297,738			264,816			233,570

Total liabilities and stockholders’ equity	$2,969,426			$2,850,810			$2,803,063

Interest rate spread			3.50%			3.62%			3.62%

Net interest income and margin		$106,667	3.74%		$108,316	3.91%		$105,329	3.90%

(1)	Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders’ equity. Average yields on tax-exempt securities are stated on a tax equivalent basis, using a 35% rate.
(2)	The securities sold under agreement to repurchase related to customers had an average balance of $255.6 million at an average rate of 0.25% for the twelve months ended December 31, 2012, and $125.2 million at an average rate of 0.46% for the same period 2011. Also, included are wholesale agreements with an average balance of $75.0 million at an average rate of 4.52% for the twelve months ended December 31, 2012, and $75.0 million at an average rate of 4.52% for the same period for 2011.

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

	2012 compared to 2011			2011 compared to 2010
	Increase/(Decrease) Due to		Total Increase/ (Decrease)	Increase/(Decrease) Due to		Total Increase/ (Decrease)
(Dollars in thousands)	Volume	Rate		Volume	Rate
Interest Income
Loans	$19	$(6,428)	$(6,409)	$(4,925)	$(1,968)	$(6,893)
Securities	1,645	(4,329)	(2,684)	3,475	(3,626)	(151)
Restricted Stock	(15)	61	46	(7)	33	26
Interest bearing deposits in other banks	292	1	293	70	1	71
Federal funds sold	—	(152)	(152)	(65)	30	(35)

Total interest income	$1,941	$(10,847)	$(8,906)	$(1,452)	$(5,530)	$(6,982)

Interest Expense
Interest-bearing deposits:
NOW accounts	$197	$(1,001)	$(804)	$(116)	$(716)	$(832)
Money market accounts	102	(1,152)	(1,050)	456	(380)	76
Savings accounts	(319)	(3,399)	(3,718)	21	(3,618)	(3,597)
Time deposits	(1,438)	(1,480)	(2,918)	(1,606)	(1,465)	(3,071)

Total interest-bearing deposit expense	$(1,458)	$(7,032)	$(8,490)	$(1,245)	$(6,179)	$(7,424)
Securities sold under agreement to repurchase and federal funds purchased	1,594	(1,506)	88	333	(391)	(58)
Other Borrowed funds	(283)	(16)	(299)
Trust preferred capital notes	26	(96)	(70)	15	(988)	(973)

Total interest expense	$(121)	$(8,650)	$(8,771)	$(897)	$(7,558)	$(8,455)

Change in Net Interest Income	$2,062	$(2,197)	$(135)	$(555)	$2,028	$1,473

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

Our short term interest rate sensitivity is managed through the use of a model that generates estimates of the change in the net interest income over a range of interest rate scenarios. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. The model assumes that the composition of interest sensitive assets and liabilities existing at December 31, 2012, remains constant over a two-year period (base case) and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.

The following table provides an analysis of our interest rate risk as measured by the estimated change in MVPE and net interest income from the base case, resulting from instantaneous and sustained parallel shifts in interest rates as of December 31, 2012 (in thousands):

	Sensitivity of Market Value of Portfolio Equity December 31, 2012	Sensitivity of Net Interest Income December 31, 2012
	Market Value of Portfolio Equity	Net Interest Income
Interest Rate Scenario	Percent	Percent
Up 200 bps	–11.6%	+5.2%
Up 300 bps	–21.8%	+7.0%
Down 100 bps	+2.3%	–6.1%

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

Non-Interest Income

The Company’s non-interest income sources include service charges and other fees on deposit accounts, fees and net gains from loans originated and sold through its mortgage lending division, commissions from non-deposit investment sales and increases in the cash surrender value of bank-owned life insurance policies. For the year ended December 31, the Company recognized non-interest income of $17.5 million, compared to non-interest income of $8.1 million for the same period in 2011. For 2012, non-interest income included a gain on sale of securities of $7.4 million, while non-interest income for the same period in 2011 included an impairment loss on securities of $732 thousand, which was offset by a gain on sale of securities of $503 thousand and a bank-owned life insurance death benefit of $361 thousand. The Company engaged in sales of investment securities to generate sizable gains during 2012 as part of liquidity management, which included the need to increase cash levels to support the repurchase of all TARP preferred stock, fund the intentional run-off of high cost time deposits and securities sold under agreement to repurchase with customers, and to take advantage of favorable investment prices during the low interest rate environment.

In 2011, non-interest income of $8.1 million was up 6.9%, compared to $7.6 million for the same period in 2010. Impairment loss on securities was $1.6 million for the year ended December 31, 2010, which decreased to $732 thousand for 2011. Excluding the year-over-year improvement in impairment losses on securities, other sources of non-interest-income decreased $391 thousand from 2010 to 2011. Investment services commissions increased $559 thousand to $1.4 million during 2011, which partially offset a $515 thousand decrease from 2010 to 2011 in fees and net gains on mortgage loans originated and sold and a $408 thousand decrease from 2010 to 2011 in income on bank-owned life insurance.

Service charges and other fees, which include monthly deposit account maintenance charges, overdraft fees, ATM fees and charges, debit card interchange income, safe deposit box rents, merchant discount fee income, and lock-box service fees, increased $254 thousand, or 7.7%, from $3.3 million in 2011, to $3.6 million in 2012, and decreased $73 thousand, or 2.2%, from $3.4 million in 2010, to $3.3 million in 2011. The decline in 2011 was due to lower levels of overdraft fees.

For 2012, fees and net gains on loans held-for-sale increased $1.6 million, or 53.5%, compared to the same period in 2011 and were down $515 thousand in 2011, from $3.4 million for the year ended December 31, 2010, to $2.9 million for the same period in 2011. Mortgage loans held-for sale totaling $210.1 million were closed in the year ended 2012, as compared to $155.2 million to the same period for 2011. In 2012, the Company originated $210.1 million and sold $217.4 million to investors, compared to $155.2 million originated and $149.3 million sold in 2011. The increased gains and fees on loans held for sale during 2012 were driven by higher volumes of mortgage loans originated for sale and sold to investors.

Non-Interest Expense

Non-interest expense increased $4.5 million, or 7.6%, from $59.7 million in 2011, to $64.2 million in 2012, and decreased $1.4 million, or 2.3%, from $61.1 million in 2010, to $59.7 million in 2011.

In 2012, salaries and employee benefits increased $2.8 million, or 10.5%, to $29.9 million from $27.1 million in 2011. The increase in 2012 was primarily due to higher commissions associated with an increase in mortgage loan production. In 2011, salaries and benefits increased $2.1 million, or 8.4%, to $27.1 million from $25.0 million in 2010. The increase in 2011 was due to higher employee incentive compensation, additional personnel growth, general merit increases, and other employee benefits.

Losses and expenses on other real estate owned increased $2.3 million from the year ended December 31, 2011 to the same period in 2012, as the Company’s balance of other real estate owned increased 37.8% to $12.3 million during that period. Franchise tax expense increased $266 thousand from 2011 to 2012, but was offset by reductions of $1.3 million in FDIC insurance expense from 2011 to 2012.

Occupancy expenses increased $74 thousand, or 0.8%, from $9.4 million in 2011, to $9.5 million in 2012. Occupancy expenses decreased $525 thousand, or 5.3%, from $10.0 million in 2010, to $9.4 million in 2011.

Income Taxes

The Company’s income tax provisions are adjusted for non-deductible expenses and non-taxable interest after applying the U.S. federal income tax rate of 35%. The provision for income taxes totaled $15.0 million, $13.3 million and $9.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. The effective tax rate was 33.2%, 32.9%, 31.1%, for the years ended December 31, 2012, 2011, and 2010. For further information regarding the provisions for income taxes see Note 8 to the Consolidated Financial Statements.

Asset Quality – Provision and Allowance For Loan Losses

For the year ended December 31, 2012, provisions for loan losses were $14.8 million, with total net charge-offs in 2012 of $20.8 million, down 27.2%, from $28.6 million in 2011, as the Company continued to reduce its non-performing loan balances. In 2010, provisions totaled $20.6 million with total net charge-offs of $23.3 million.

As a result of these provisions and charge-offs, the total allowance for loan losses decreased $6.0 million, or 12.20% from $48.7 million at December 31, 2011, to $42.8 million at December 31, 2012, decreased $13.7 million, or 22.0%, from $62.4 million at December 31, 2010 to $48.7 million at December 31, 2011.

Total non-performing assets and loans 90+ days past due increased $2.4 million from $47.8 million at December 31, 2011, to $50.2 million at December 31, 2012. As a percentage of total assets, non-performing assets increased from 1.63% at December 31, 2011, to 1.78% at December 31, 2012. The increase in non-performing assets of $2.4 million from December 31, 2011 and December 31, 2012, coupled with the decrease in the allowance for loan losses of $5.9 million in the same period, contributed to the allowance for loan losses to non-performing loans coverage ratio declining to 112.8% at December 31, 2012, compared to 125.4% at December 31, 2011. The qualitative factors used in calculating the loan loss, such as a historical reduction in charge-offs, was a factor in the decline in the coverage ratio. We believe the allowance at December 31, 2012 was appropriate for the level of portfolio risk measured.

Non-performing assets and loans greater than 90 days past due declined 35.9% from $74.6 million at December 31, 2010, to $47.8 million at December 31, 2011. As a percent of total loans, the allowance decreased from 2.82% as of December 31, 2010, to 2.24% as of December 31, 2011, and as a percent of non-performing loans the allowance increased from 108.8% at December 31, 2010, to 125.4% at December 31, 2011. The decreases in allowance for loan losses as a percentage of total loans from December 31, 2011 to December 31, 2012, is primarily due to charge-offs incurred during 2012 that were supported by specific reserves in the allowance for loan losses during 2011. The Company made significant progress in reducing non-performing assets and loans greater than 90 days past due during 2012. See “Risk Elements and Non-Performing Assets” later in this discussion for more information on non-performing assets and loans greater than 90 days past due and other impaired loans.

Management believes that the allowance for loan losses is adequate at December 31, 2012. However, there can be no assurance that additional provisions for loan losses will not be required in the future, including as a result of possible changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, and the residential and commercial real estate markets in particular, on a national basis or in the Company’s market area, or changes in the circumstances of particular borrowers.

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

TABLE 3: PROVISION AND ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)	2012	2011	2010	2009	2008
Allowance, beginning of period	$48,729	$62,442	$65,152	$36,475	$22,260

Provision for loan losses	14,826	14,849	20,594	81,913	25,378
Charge-Offs
Commercial	5,904	2,357	7,761	16,317	3,436
Real estate-non-farm, non-residential	6,388	9,188	5,259	2,107	2
Real estate-construction	7,587	16,630	9,075	32,389	6,313
Consumer	306	156	345	417	392
Real estate-one-to-four family residential	4,022	3,578	3,988	3,383	1,083
Real estate-multi-family residential	—	—	1,050	—	95
Farmland	—	—	—	—	—

Total charge-offs	24,207	31,909	27,478	54,613	11,321

Recoveries
Commercial	1,035	672	2,858	739	16
Real estate-non-farm, non-residential	1,082	431	57	149	27
Real estate-construction	538	2,004	907	329	—
Consumer	55	38	20	67	65
Real estate-one-to-four family residential	597	202	332	93	50
Real estate-multi-family residential	118	—	—	—	—
Farmland	—	—	—	—	—

Total recoveries	3,425	3,347	4,174	1,377	158

Net charge-offs	20,782	28,562	23,304	53,236	11,163

Allowance, end of period	$42,773	$48,729	$62,442	$65,152	$36,475

Ratio of net charges-offs to average total loans outstanding during period	0.95%	1.31%	1.03%	2.34%	0.51%

TABLE 4: ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses includes specific allowances for impaired loans and a general allowance applicable to all loan categories; however, management has allocated the allowance to provide an indication of the relative risk characteristics of the loan portfolio. The allocation is an estimate and should not be interpreted as an indication that charge-offs will occur in these amounts, or that the allocation indicates future trends. The allocation of the allowance at December 31, for the years indicated and the ratio of related outstanding loan balances to total loans are as follows:

(Dollars in thousands)	2012	2011	2010	2009	2008
Allocation of allowance for loan losses:
Commercial	$5,455	$10,378	$9,972	$11,241	$8,489
Real estate-non-farm, non-residential	11,592	12,554	16,453	17,284	7,047
Real estate-construction	14,939	15,161	26,584	26,862	18,460
Consumer	167	245	373	440	126
Real estate-one-to-four family residential	10,420	9,724	8,337	8,969	2,128
Real estate-multi-family residential	78	608	619	261	200
Farmland	122	59	63	84	25
Unallocated	—	—	41	11	—

Balance, December 31,	$42,773	$48,729	$62,442	$65,152	$36,475

Ratio of loans to total year-end loans:
Commercial	11%	11%	9%	10%	12%
Real estate – mortgage	75%	73%	73%	70%	62%
Real estate – construction	13%	15%	17%	19%	25%
Consumer	—	1%	1%	1%	1%

	100%	100%	100%	100%	100%

See Notes 1 and 4 to the Consolidated Financial Statements for additional information regarding the provision and allowance for loan losses.

Risk Elements and Non-Performing Assets

Non-performing assets consist of non-accrual loans and other real estate owned. For the year ended December 31, 2012, the total non-performing assets and loans greater than 90 days past due and still accruing interest increased by $2.4 million, or 5.1%, from $47.8 million at December 31, 2011, to $50.2 million at December 31, 2012, and decreased by $26.8 million, or 35.9%, from $74.6 million at December 31, 2010, to $47.8 million at December 31, 2011. The increase in total non-performing assets during 2012 was driven by a $3.4 million increase in other real estate owned during 2012. As a result, the ratio of non-performing assets and loans greater than 90 days past due and still accruing to total assets increased from 1.63% at December 31, 2011, to 1.78% at December 31, 2012, and decreased from 2.72% at December 31, 2010, to 1.63% at December 31, 2011.

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

Other impaired loans that are currently performing, and troubled debt restructurings performing in accordance with their modified terms, decreased from $160.2 million at December 31, 2011, to $134.1 million at December 31, 2012. These loans have been identified by the Company as having certain weaknesses as a result of the Company’s specific knowledge about the customer or recent credit events, and are classified as substandard and subject to impairment testing at each balance sheet date.

Troubled debt restructurings represented $43.5 million, of total impaired loans as of December 31, 2012 and $52.3 million, of total impaired loans as of December 31, 2011. For December 31, 2010 and 2009, troubled debt restructurings represented $103.0 million and $71.9 million, respectively, of total impaired loans. There were no troubled debt restructurings as of December 31, 2008. In 2012, Troubled Debt Restructurings saw a net decrease of $8.8 million. TDRs were increased on a gross basis by $18 million, comprised of ten loans classified as TDR’s totaling $17.5 million and additions to existing TDRs totaling $500,000. Gross TDR deductions totaled $26.8 million and were comprised as follows: Sales proceeds on seven real estate loans totaling $9.8 million, payments on TDR loans totaling $1.2 million, eight loans removed from TDR classification based on payment performance totaling $6.5 million, One loan upgraded in the amount of $3.4 million, partial charge-offs on one loan relationship totaling $2.6 million, a $600,000 charge-off on one loan associated with a discounted note payoff, and eight loans transferred to non-accrual totaling $2.7 million. These loans which have been provided concessions such as rate reductions, payment deferrals, and in some cases forgiveness of principal, are all on accrual status. If the loan was on non-accrual at the time of the concession, it is the Company’s policy that it remain on non-accrual status and perform in accordance with the modified terms for a period of six months. All loans reported as troubled debt restructurings accrue interest. If a troubled debt restructuring is on non-accrual status, it is reported as a non-accrual asset and not as a troubled debt restructuring. Troubled debt restructurings continue to be individually tested for impairment for a period of one year from their modification date.

Total non-performing assets consist of the following:

TABLE 5: NON-PERFORMING ASSETS

	December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Non-accrual loans	$37,929	$38,536	$57,158	$65,809	$111,234
Other real estate owned	12,302	8,925	17,165	28,499	7,569

Total non-performing assets	$50,231	$47,461	$74,323	$94,308	$118,803

Loans past due 90 days and still accruing	—	332	242	3,826	6,118

Total non-performing assets and past due loans	$50,231	$47,793	$74,565	$98,134	$124,921

Troubled debt restructurings	$43,448	$52,264	$102,996	$71,885	—
Allowance for loan losses to total loans	1.95%	2.24%	2.82%	2.86%	1.58%
Allowance for loan losses to non-performing loans	112.77%	125.37%	108.79%	93.56%	31.08%
Non-performing assets and past due loans to total loans	2.29%	2.18%	3.37%	4.31%	5.40%
Non-performing assets and past due loans to total assets	1.78%	1.63%	2.72%	3.60%	4.60%

Non-performing loans continue to be concentrated in residential and commercial construction and land development loans in outer sub-markets hardest hit by the residential downturn and commercial and consumer credits experiencing the after shocks in sub-contracting businesses and unemployment levels. Overall, as of December 31, 2012, $22.8 million, or 60.2%, of non-performing loans represented acquisition, development and construction (“ADC”) loans, $5.7 million, or 14.9%, represented non-farm, non-residential loans, $6.1 million, or 16.1%, represented loans on one-to-four family residential properties, and $3.3 million, or 8.7%, represented commercial and industrial (“C&I”) loans. The Company would have recorded additional gross interest income of approximately $2.3 million for 2012 and 2011 and $3.4 million for 2010, if non-accrual loans had been current throughout those periods. Interest actually received on non-accrual loans was $394 thousand for 2012, zero for 2011 and $158 thousand in 2010. See Notes 1 and 4 to the Consolidated Financial Statements for additional information regarding the Company’s non-performing assets.

Tables 6 and 7 provide a breakdown of the construction loan portfolio by location including loans on non-accrual status and percentage of net-charge offs in 2012. Table 8 provides a breakdown of the non-farm/non-residential portfolio by location including loans on non-accrual status and percentage of net charge-offs in 2012.

TABLE 6: RESIDENTIAL, ACQUISITION, DEVELOPMENT AND CONSTRUCTION LOANS

(Dollars in thousands)	As of December 31, 2012
By County/Jurisdiction of Origination:	Total Outstandings	Percentage of Total	Non-accrual Loans	Non-accruals as a % of Outstandings	Net charge-offs as a % of Outstandings
District of Columbia	$9,353	5.5%	$495	0.3%	—
Montgomery, MD	—	—	—	—	—
Prince Georges, MD	8,828	5.2%	4,061	2.4%	1.6%
Other Counties in MD	5,099	3.0%	65	0.1%	0.1%
Arlington/Alexandria, VA	33,295	19.7%	—	—	0.2%
Fairfax, VA	29,162	17.2%	—	—	0.2%
Culpeper/Fauquier, VA	11,614	6.8%	200	0.1%	—
Frederick, VA	2,288	1.3%	2,288	1.3%	0.8%
Loudoun, VA	15,190	8.9%	279	0.2%	0.2%
Prince William, VA	15,285	9.0%	—	—	—
Spotsylvania, VA	345	0.2%	—	—	—
Stafford, VA	33,875	19.9%	8,754	5.1%	0.7%
Other Counties in VA	3,427	2.0%	835	0.5%	—
Outside VA, D.C. & MD	2,216	1.3%	—	—	—

	$169,977	100.0%	$16,976	10.0%	3.8%

TABLE 7: COMMERCIAL, ACQUISITION, DEVELOPMENT AND CONSTRUCTION LOANS

(Dollars in thousands)	As of December 31, 2012
By County/Jurisdiction of Origination:	Total Outstandings	Percentage of Total	Non-accrual Loans	Non-accruals as a % of Outstandings	Net charge-offs as a % of Outstandings
District of Columbia	$144	0.0%	$—	—	—
Montgomery, MD	1,946	1.7%	—	—	—
Prince Georges, MD	6,364	5.7%	—	—	—
Other Counties in MD	2,104	1.9%	—	—	—
Arlington/Alexandria, VA	12,340	11.0%	510	0.5%	—
Fairfax, VA	8,281	7.4%	2,375	2.1%	0.3%
Culpeper/Fauquier, VA	2,975	2.7%	2,975	2.7%	0.1%
Frederick, VA	2,000	1.8%	—	—	—
Henrico, VA	—	—	—	—	—
Loudoun, VA	13,913	12.4%	—	—	—
Prince William, VA	38,494	34.4%	—	—	0.1%
Spotsylvania, VA	1,670	1.5%	—	—	—
Stafford, VA	17,289	15.4%	—	—	—
Other Counties in VA	4,542	4.1%	—	—	—
Outside VA, D.C. & MD	—	—	—	—	—

	$112,062	100.0%	$5,860	5.3%	0.5%

TABLE 8: NON-FARM/NON-RESIDENTIAL LOANS

(Dollars in thousands)	As of December 31, 2012
By County/Jurisdiction of Origination:	Total Outstandings	Percentage of Total	Non-accrual Loans	Non-accruals as a % of Outstandings	Net charge-offs as a % of Outstandings
District of Columbia	$83,131	7.2%	$—	—	—
Montgomery, MD	18,966	1.6%	1,786	0.2%	—
Prince Georges, MD	64,947	5.6%	—	—	—
Other Counties in MD	42,469	3.7%	—	—	0.2%
Arlington/Alexandria, VA	185,077	16.0%	—	—	—
Fairfax, VA	272,511	23.6%	829	0.1%	—
Culpeper/Fauquier, VA	5,126	0.4%	2,079	0.2%	—
Frederick, VA	7,685	0.7%	—	—	—
Henrico, VA	21,705	1.9%	—	—	—
Loudoun, VA	147,580	12.8%	962	0.1%	—
Prince William, VA	193,512	16.8%	—	—	—
Spotsylvania, VA	18,992	1.6%	—	—	—
Stafford, VA	19,450	1.7%	—	—	0.2%
Other Counties in VA	65,892	5.7%	—	—	0.1%
Outside VA, D.C. & MD	8,188	0.7%	—	—	—

	$1,155,233	100.0%	$5,655	0.6%	0.5%

Other real estate owned includes properties that have been substantively repossessed or acquired in complete or partial satisfaction of debt. Such properties, which are held for resale, are carried at fair value, including a reduction for the estimated selling expenses. Reviews and discussions with regard to value and disposition of each foreclosed property are conducted monthly by the Company’s Special Assets Committee. The carrying value of a foreclosed asset is immediately adjusted down when new information is obtained, including a potentially acceptable offer, the sale of a similar property in the vicinity of one of the Company’s assets, and/or a change in the price the property is being listed for. The Company recorded $3.2 million in expenses and losses on other real estate owned in 2012 and $1.1 million for the year ended December 31, 2011.

The following tables provide a breakdown of other real estate owned by type and a roll-forward of other real estate owned activity for the years ended December 31, 2012 and 2011:

TABLE 9: OTHER REAL ESTATE OWNED BY TYPE

(Dollars in thousands)	Year-end December 31,
	2012	2011
Residential Land	$3,672	$3,438
Residential Building	3,044	1,432
Commercial Land	3,029	1,230
Commercial Building	2,557	2,825

Total other real estate owned	$12,302	$8,925

TABLE 10: OTHER REAL ESTATE OWNED ACTIVITY

(Dollars in thousands)	Year-ended December 31,
	2012	2011
Beginning Balance	$8,925	$17,165
Additions	15,946	12,726
Capital improvements	99	558
Valuation adjustments	(1,485)	(542)
Dispositions	(9,487)	(20,440)
(Loss) on disposition	(1,696)	(542)

Ending Balance	$12,302	$8,925

Other real estate owned increased $3.4 million, or 37.8% during 2012, from $8.9 million at December 31, 2011 to $12.3 million at December 31, 2012. This increase was principally due to additions to other real estate owned of $15.9 million during 2012 as compared to $12.7 million in 2011 and dispositions of $9.5 million during 2012, as compared to $20.4 million during 2011.

Loan Portfolio

The Bank’s lending activities are its principal source of income. Real estate loans, including residential permanents and construction, and commercial permanents, represent the major portion of the Bank’s loan portfolio. Loans, net of allowance for loan losses, increased $22.6 million, or 1.1%, from $2.12 billion at December 31, 2011, to $2.14 billion at December 31, 2012. This includes an increase in non-farm, non-residential real estate loans of $22.3 million, or 2.0% during 2012. In addition, during 2012 one-to-four family residential increased $26.9 million or 7.2%, multifamily real estate loans increased $1.9 million, or 2.5%, C&I loans were up $8.6 million, or 3.4%, and ADC loans fell by $44.4 million, or 13.6%, from December 31, 2011, to December 31, 2012.

In 2011, loans, net of allowance for loan losses, decreased $29.3 million, or 1.4%, from $2.15 billion at December 31, 2010, to $2.12 billion at December 31, 2011. This includes an increase in commercial and industrial loans of $33.8 million, or 15.5%, while non-farm, non-residential real estate loans decreased $5.9 million, or 0.5%, one-to-four family residential real estate loans decreased $28.0 million, or 7.0%, and real estate construction loans decreased $38.2 million, or 10.5%.

At December 31, 2012, $156.2 million of real estate construction loans were to commercial builders of single-family housing, $13.8 million were to individuals on single-family properties and $112.1 million were related to commercial properties. At December 31, 2011, $136.7 million of real estate construction loans were to commercial builders of single-family housing, $14.4 million were to individuals on single-family properties and $175.3 million were related to commercial properties.

As noted above, the majority of the Bank’s loan portfolio consists of construction and commercial mortgage real estate loans. At December 31, 2012, the Bank had $156.2 million of construction loans to commercial builders of single family housing in the Northern Virginia market, representing 7.1% of total loans. These loans are made to a number of unrelated entities and generally have a term of twelve to eighteen months. The Bank had $1.16 billion, or 52.8% of the loan portfolio at December 31, 2012, secured by non-farm non-residential properties with $486.5 million, or 22.2% of the loan portfolio representing owner-occupied non-farm, non-residential properties. These non-farm, non-residential loans represent obligations of a diversified pool of borrowers across numerous businesses and industries, primarily in the Northern Virginia market and include some loans that, although secured by commercial real estate, are commercial purpose loans made based on the financial condition of the underlying business. In addition, the Bank had $261.0 million, or 11.9% of commercial loans to businesses and organizations, including trade associations, professional corporations, community associations, government contractors, medical practitioners, property management companies, religious organizations and houses of worship, heavy equipment contractors and others primarily located in the Northern Virginia market. These commercial loans generally represent short term obligations to support working capital needs and/or term loans to finance the purchase of business assets. At December 31, 2012, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. For further information regarding concentrations of loans see Note 17 to the Consolidated Financial Statements.

Tables 11 and 12 present information pertaining to the composition of the loan portfolio including unearned income, the allowance for loan losses, and the maturity and repricing characteristics of selected loans.

TABLE 11: LOAN PORTFOLIO

	December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Commercial	$261,007	$252,382	$218,600	$238,327	$279,470
Real estate-one-to-four family residential:
Permanent first and second	282,640	246,420	269,514	135,233	233,887
Home equity loans and lines	117,175	126,530	131,397	271,501	123,366

Total real estate-one-to-four family residential	$399,815	$372,950	$400,911	$406,734	$357,253
Real estate-multi-family residential	78,397	76,506	77,316	66,799	66,611
Real estate-non-farm, non-residential:
Owner-occupied	486,478	460,773	464,368	452,776	418,372
Non-owner-occupied	668,755	672,137	674,448	673,169	592,953

Total real estate-non-farm, non-residential	$1,155,233	$1,132,910	$1,138,816	$1,125,945	$1,011,325
Real estate-construction:
Residential	169,977	151,117	177,582	240,016	316,957
Commercial	112,062	175,300	187,028	188,276	268,119

Total real estate-construction	$282,039	$326,417	$364,610	$428,292	$585,076
Consumer	8,266	8,592	12,557	10,368	11,698
Farmland	4,888	2,573	2,418	2,675	2,498

Total loans	$2,189,645	$2,172,330	$2,215,228	$2,279,140	$2,313,931

Less unearned income	4,000	3,310	3,195	3,924	4,370
Less allowance for loan losses	42,773	48,729	62,442	65,152	36,475

Loans, net	$2,142,872	$2,120,291	$2,149,591	$2,210,064	$2,273,086

TABLE 12: MATURITY/REPRICING SCHEDULE OF TOTAL LOANS

(Dollars in thousands)	At December 31, 2012
Variable Rate:	Within 1 Year	1-to-5 years	After 5 Years	Total
Commercial	$108,719	$24,056	$3,204	$135,979
Real estate-one-to-four family residential:
Permanent first and second	24,932	63,712	29,098	117,742
Home equity loans and lines	6,446	59,962	53,767	117,175
Total real estate-one-to-four family residential	$31,378	$120,674	$82,865	$234,917
Real estate-multi-family residential	1,069	23,890	3,625	28,584
Real estate-non-farm, non-residential:
Owner-occupied	15,853	62,012	140,569	218,434
Non-owner-occupied	43,169	122,009	136,116	301,294
Total real estate-non-farm, non-residential	$59,022	$184,021	$276,685	$519,728
Real estate-construction:
Residential	67,939	52,393	11,592	131,924
Commercial	22,015	14,685	—	36,700
Total real estate-construction	$89,954	$67,078	$11,592	$168,624
Consumer	267	1,732	1,306	3,305
Farmland	—	3,732	1,000	4,732

Total Variable Loans	$290,409	$425,183	$380,277	$1,095,869

(Dollars in thousands)	At December 31, 2012
Fixed Rate:	Within 1 Year	1-to-5 years	After 5 Years	Total
Commercial	$16,079	$79,310	$29,639	$125,028
Real estate-one-to-four family residential:
Permanent first and second	16,283	29,073	119,542	164,898
Home equity loans and lines	—	—	—	—
Total real estate-one-to-four family residential	$16,283	$29,073	$119,542	$164,898
Real estate-multi-family residential	19,268	12,375	18,170	49,813
Real estate-non-farm, non-residential:
Owner-occupied	15,754	137,888	114,402	268,044
Non-owner-occupied	53,017	163,562	150,882	367,461
Total real estate-non-farm, non-residential	$68,771	$301,450	$265,284	$635,505
Real estate-construction:
Residential	26,827	10,598	628	38,053
Commercial	46,520	21,287	7,555	75,362
Total real estate-construction	$73,347	$31,885	$8,183	$113,415
Consumer	1,056	2,502	1,403	4,961
Farmland	156	—	—	156

Total Fixed Loans	$194,960	$456,595	$442,221	$1,093,776

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

Total securities decreased $131.5 million, or 21.0%, year-over-year from $625.0 million at December 31, 2011, to $493.4 million at December 31, 2012, and increased $213.2 million, or 51.8%, year-over-year from $411.8 million at December 31, 2010, to $625.0 million at December 31, 2011. The large decline in the investment securities portfolio from December 31, 2011 to December 31, 2012, was largely the result of a reduction in investment security collateral needs for securing securities sold under agreements to repurchase with customers, and the sale of $24.9 million in investment securities in December 2012 that was not reinvested until the first quarter of 2013. As of December 31, 2012, the Company has securities to one issuer which was in excess of 10% of stockholders equity. Virginia State Housing Development Authority had an aggregate book value of $27.4 million, with a market value of $29.0 million as of December 31, 2012.

The increase in the investment securities portfolio in 2011 was funded by increased levels of liquidity, primarily driven by reductions in the loan portfolio and increases in the deposit portfolio. During 2012, the Company transferred its entire held-to-maturity (HTM) securities portfolio, with an amortized cost of $30.0 million and a fair value of $32.5 million to its available-for-sale securities portfolio, to its available-for-sale (AFS) securities portfolio. AFS securities represented 94.8% of the total investment securities portfolio as of December 31, 2011. The transfer does not represent a change in the Company’s investment strategy, merely a reclassification of securities to align with management’s intention to hold all securities in its portfolio as AFS. The investment portfolio contains two pooled trust preferred securities with an amortized cost of $5.1 million, and a market value of $357 thousand at December 31, 2012. The Bank performs a quarterly analysis of these securities for other than temporary impairment due to significantly depressed current market value indications. The analysis includes stress tests on the underlying collateral and cash flow estimates based on the current and projected future levels of deferrals and defaults within each pool. There has been no recorded impairment loss for the year ended December 31, 2012, compared to an aggregate impairment loss of $732 thousand for the same time period in 2011. In 2010, the Bank recorded an impairment loss of an aggregate of $1.6 million.

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

TABLE 13: SECURITIES PORTFOLIO

	December 31,
	2012		2011		2010
(Dollars in thousands)	Book Value	Percent of total	Book Value	Percent of total	Book Value	Percent of total
Available-for-sale:
U.S. Government Agency obligations	$392,867	79.62%	$523,987	83.84%	$310,610	75.43%
Obligations of states/political subdivisions	100,200	20.31%	68,621	10.98%	63,463	15.41%
Pooled trust preferred securities	357	0.07%	456	0.07%	430	0.10%

	$493,424	100.00%	$593,064	94.90%	$374,503	90.95%

Held-to-maturity:
U.S. Government Agency obligations	$—	—	$3,763	0.60%	$6,113	1.48%
Obligations of states/political subdivisions	—	—	28,129	4.50%	31,145	7.56%

	$—	—	$31,892	5.10%	$37,258	9.05%

	$493,424	100.00%	$624,956	100.00%	$411,761	100.00%

TABLE 14: MATURITY OF SECURITIES

	December 31,
	2012		2011		2010
(Dollars in thousands)	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
Maturing within one year	$493	6.44%	$2,106	5.47%	$1,642	4.59%
Maturing after one through five years	9,140	5.55%	16,861	4.32%	21,090	3.67%
Maturing after five through ten years	92,961	3.59%	75,932	4.26%	138,171	3.33%
Maturing after ten years	390,830	2.47%	530,057	2.57%	250,858	4.00%

	$493,424	2.74%	$624,956	2.99%	$411,761	3.76%

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

Total deposits decreased $45.0 million, or 2.0%, from $2.29 billion at December 31, 2011, to $2.25 billion at December 31, 2012, and increased $45.0 million, or 2.0%, from $2.25 billion at December 31, 2010, to $2.29 billion at December 31, 2011. In 2012, growth by deposit category included an increase in demand deposits of $78.2 million, or 23.1%, savings and interest-bearing demand deposits increased by $26.8 million, or 2.3%, and time deposits declined $151.7 million, or 19.4%. As of December 31, 2012, non-interest bearing demand deposits represented 18.5% of total deposits. Demand, savings and interest-bearing demand deposits, grew year-over-year by $105.0 million to $1.6 billion at December 31, 2012. Over the past twelve months, generation of demand deposits was driven primarily by the successful efforts of the Company’s team of eight business development officers, who are focused on acquisition and retention of commercial operating funds, treasury management services, and other related cross-sales. The reduction in time deposits during the past year has been intentional and resulted from a series of interest rate reductions that continued throughout 2012.

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

Table 15 details maturities of time deposits with balances of $100,000 or more, which represent 42.4% of total time deposits as of December 31, 2012, compared to 41.1% at December 31, 2011. Total time deposits represent 28.0% of total deposits as of December 31, 2012, compared to 34.1% at December 31, 2011.

At December 31, 2012, 2011 and 2010, the Bank had no brokered time deposits, exclusive of reciprocal deposits. Reciprocal deposits totaled $49.0 million at December 31, 2012 and $95.9 million at December 31, 2011, representing a 48.9% decline during 2012. Reciprocal brokered time deposits are deposits that have been placed into a deposit placement service which allows us to place our customers’ funds in FDIC-insured time deposits at other banks and at the same time, receive an equal sum of funds from customers of other banks within the deposit placement service. Reciprocal deposits totaled $106.2 million at December 31, 2010. The Bank considers various brokered deposit products as tools to manage deposit costs, interest rate risk, and the mix of deposits. See Note 6 to the Consolidated Financial Statements and Table 1 to this Management’s Discussion and Analysis for additional information regarding the maturities of time deposits and average rates paid on all interest-bearing deposits.

TABLE 15: MATURITIES OF TIME DEPOSITS WITH BALANCES OF $100,000 OR MORE

	December 31,
(Dollars in thousands)	2012	2011	2010
3 months or less	$32,572	$38,541	$52,047
3-6 months	21,319	44,563	38,555
6-12 months	55,065	59,424	69,760
Over 12 months	157,993	177,957	139,809

Total	$266,949	$320,485	$300,171

Short-Term Borrowings

Short-term borrowings consist of securities sold under agreements to repurchase, of which, as of December 31, 2012, $175.7 million are secured transactions with customers that mature the business day following the date sold, and the other $75.0 million are secured transactions with other banks. The secured transactions with customers are provided to significant commercial demand deposit customers and are considered a core funding source of the Bank. Short-term borrowings also include Federal funds purchased, which are unsecured overnight borrowings from other banks and are generally used to accommodate short-term liquidity needs. Table 16 provides information on the balances and interest rates on short-term borrowings for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

TABLE 16: SHORT-TERM BORROWINGS

At December 31,	2012	2011	2010
Securities sold under agreement to repurchase	$250,718	$263,273	$152,726
Weighted interest rate at year end	1.20%	1.43%	2.43%

Averages for the year ended December 31,
Outstanding	$330,598	$200,199	$183,338
Interest rate	1.22%	1.97%	2.19%

Maximum month-end outstanding	$414,158	$278,459	$210,208

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

The Company measures total liquidity through cash and cash equivalents, securities available-for-sale, mortgage loans held for sale, other loans and investment securities maturing within one year, less securities pledged as collateral for repurchase agreements, public deposits and other purposes, and less any outstanding Federal funds purchased. These liquidity sources totaled $690.6, $781.2, and $585.1 million at December 31, 2012, 2011, and 2010 respectively. Additional sources of liquidity available to the Bank include the capacity to borrow funds through established short-term lines of credit with various correspondent banks and the Federal Home Loan Bank of Atlanta. See Note 14 to the Consolidated Financial Statements for further information regarding these additional liquidity sources.

The Company’s available for sale investment securities totaled $493.4 million at December 31, 2012. Investments have been made primarily in short-term mortgage-backed securities providing the Company a strong source of liquidity from the monthly pass through of principal and interest payments. These securities can be pledged for borrowing purposes or can be sold to accommodate liquidity needs.

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

Both the Company’s and the Bank’s capital levels continue to meet regulatory requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios. Tier 1 capital consists of common and qualifying preferred stockholders’ equity, less goodwill, and for the Company includes certain minority interests relating to bank subsidiary issued shares, and a limited amount of restricted core capital elements. Restricted core capital elements include qualifying cumulative preferred stock interests, certain minority interests in subsidiaries and qualifying trust preferred securities. For 2011 and 2010, all of the $71 million in preferred stock interests issued to the Treasury under the Capital Purchase Program qualify as Tier 1 capital. Total risk-based capital consists of Tier 1 capital, qualifying subordinated debt, and a portion of the allowance for loan losses, and for the Company, a limited amount of excess restricted core capital elements. Risk-based capital ratios are calculated with reference to risk-weighted assets. The leverage ratio compares Tier 1 capital to total average assets. The Bank’s Tier 1 risk-based capital ratio was 12.82% at December 31, 2012, compared to 14.21% at December 31, 2011, and its total risk-based capital ratio was 14.08% at December 31, 2012, compared to 15.47% at December 31, 2011. These ratios are in excess of the mandated minimum requirement of 4.00% and 8.00%, respectively. The Bank’s leverage ratio was 10.03% at December 31, 2012, compared to 11.40% at December 31,

2011. The Company’s Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage ratio was 13.25%, 14.51%, and 10.29%, respectively, at December 31, 2012, compared to 14.55%, 15.81%, and 11.61%, respectively, at December 31, 2011. The decreases in these capital ratios in 2012 are due mostly to the repayment of the $71 million in preferred stock in December 2012. Both the Company’s and Bank’s capital positions reflect proceeds from the issuance of a total of $65 million in trust preferred securities.

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

Under currently effective regulatory capital guidelines, as long as the Company has total consolidated assets of less than $15 billion, the trust preferred securities that were issued before May 19, 2010 can be counted as Tier 1 capital at the holding company level. Together with other restricted core capital elements, up to 25% of total capital (net of goodwill), and any excess may be counted as Tier 2 capital, subject to limitation. At December 31, 2012, trust preferred securities represented 21.1% of the Company’s Tier 1 capital and 19.1% of its total risk-based capital. See Note 15 to the Consolidated Financial Statements and the “Regulation, Supervision and Governmental Policy” section beginning on page 93 for further information regarding trust preferred securities.

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

As noted above, during 2008, the Company accepted an investment by Treasury under the Capital Purchase Program. In connection with that investment, the Company entered into and consummated a Securities Purchase Agreement with the Treasury, pursuant to which the Company issued 71,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), having a liquidation amount per share equal to $1,000, for a total purchase price of $71.0 million. The Series A Preferred Stock paid cumulative dividends at a rate of 5% per year for the first five years, and thereafter would have paid dividends at a rate of 9% per year. The Series A Preferred Stock was non-voting, except in limited circumstances. Prior to the third anniversary of issuance, unless the Company has redeemed all of the Series A Preferred Stock or the Treasury has transferred all of the Series A Preferred

Stock to a third party, the consent of the Treasury was required for the Company to commence paying a cash common stock dividend or repurchase its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement. On December 11, 2012, the Company announced that it had repurchased all of the $71.0 million in preferred stock that was issued to the Treasury under the Capital Purchase Program.

In connection with the purchase of the Series A Preferred Stock, the Treasury was issued a warrant (the “Warrant”) to purchase 2,696,203 shares of the Company’s common stock at an initial exercise price of $3.95 per share. The Warrant provides for the adjustment of the exercise price and the number of shares of the common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of the common stock, and upon certain issuances of the common stock (or securities exercisable or exchangeable for, or convertible into, common stock) at or below 90% of the market price of the common stock on the trading day prior to the date of the agreement on pricing such securities. The Warrants expire ten years from the date of issuance. If the Company redeems the Series A Preferred Stock in full prior to exercise of the Warrant, the Warrant will be liquidated based upon the then current fair market value of the common stock. The Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant. As of December 31, 2012, the warrant issued to the Treasury to purchase shares of the Company’s common stock remains outstanding. In 2013, the Company intends to negotiate with the Treasury to repurchase this warrant, subject to the regulatory approval

Please refer to Note 15 to the Consolidated Financial Statements for additional information regarding the issuance of $25.0 million of trust preferred securities and warrants to purchase 1.5 million shares to certain directors and executive officers of the Company.

Contractual Obligations

The Company has entered into certain contractual obligations including long term debt, operating leases and obligations under service contracts. The following table summarizes the Company’s contractual cash obligations as of December 31, 2012:

TABLE 17: CONTRACTUAL OBLIGATIONS

	Payments Due-By Period
(Dollars in thousands)	Total	Within One Year	Years Two and Three	Years Four and Five	After Five Years
Securities sold under agreements to repurchase and Federal funds purchased	$250,718	$175,718	$25,000	$—	$50,000
Other borrowed funds	7,000	—	7,000	—	—
Trust preferred securities	65,000	—	—	—	65,000
Operating leases	24,210	4,272	7,092	4,172	8,674
Data processing services	3,939	1,341	2,598	—	—

Total contractual cash obligations	$350,867	$181,331	$41,690	$4,172	$123,674

The obligation for data processing services represents estimates of minimum required payments for the periods. Of the $50.0 million of trust preferred securities shown as due after 5 years, $15.0 million is subject to redemption, at par, at the Company’s option, on any semi-annual distribution payment date. The table does not reflect deposit liabilities entered into in the ordinary course of the Company’s banking business. At December 31, 2012, the Company had approximately $1.6 billion of demand and savings deposits, exclusive of interest, which have no stated maturity or payment date. The Company also had approximately $628.9 million of time deposits, exclusive of interest, the maturity distribution of which is set forth in Note 6 to the Consolidated Financial Statements. For additional information about the Company’s deposit obligations, see “Net Interest Income” and “Deposits” above. The trust preferred securities exclude $1.8 million of capital notes held by the trusts that relate to the common securities of the issuing trusts, all of which are owned by the Company. See Note 15 to the Consolidated Financial Statements for additional information regarding the trust preferred capital notes.

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

We have a substantial amount of loans secured by real estate in the Northern Virginia/Washington, D.C. metropolitan area, and substantially all of our loans are to borrowers in that area. We also have a significant amount of acquisition, development and construction loans. At December 31, 2012, 87.5% of our total loans were secured by real estate, primarily commercial real estate. Of these loans, $282.0 million, or 12.90% of total loans, were acquisition, development and construction loans. An additional 11.9% of total loans were commercial and industrial loans which are not secured by real estate. These loans have a higher risk of default than other types of loans, such as well underwritten conforming single family residential mortgage loans. In addition, the repayments of these loans often depend on the successful operation of a business or the sale or development of the underlying property, and as a result are more likely to be adversely affected by adverse conditions in the real estate market or the economy in general. These concentrations expose us to the risk that adverse developments in the real estate market, or in the general economic conditions in the Northern Virginia/Washington, D.C. metropolitan area, could increase the levels of nonperforming loans and charge-offs, and reduce loan demand. In that event, we would likely experience lower earnings or losses. Additionally, if, for any reason, economic conditions in our market area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area’s economy, our ability to develop our business relationships may be diminished, the quality and collectability of our loans may be adversely affected, the value of collateral may decline and loan demand may be reduced. Additionally, under guidance from the banking agencies, we may be required to maintain higher levels of capital than we would otherwise be expected to maintain, and to employ greater risk management efforts, as a result of our real estate concentrations.

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

Our nonperforming assets (which consist of nonaccrual loans and other real estate owned (“OREO”) and our troubled debt restructurings and other impaired loans, which are currently performing, totaled $172.9 million at December 31, 2012. Our nonperforming assets, troubled debt restructurings and other impaired loans adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or OREO. We must establish an allowance for loan losses that reserves for losses inherent in the loan portfolio that are both probable and reasonably estimable through current period provisions for loan losses. From time to time, we also write down the value of properties in our OREO portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to OREO. Troubled debt restructurings may be classified as nonaccrual loans if the relationship was nonaccrual status prior to restructuring or if payments on the troubled debt restructuring are not made on a current basis. If any of our current or future troubled debt restructurings become nonperforming, we will not record interest income on such loans and, as a result, our earnings will be adversely affected. The resolution of nonperforming assets, troubled debt restructurings and other impaired loans requires the active involvement of management, which can distract management from its overall supervision of operations and other income producing activities. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance for loan losses accordingly, which will have an adverse effect on our earnings.

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

While totals of both nonperforming assets and troubled debt restructurings have decreased from December 31, 2010 to December 31, 2012, we continue to have elevated levels of impaired loans that are performing. The combined levels remain in excess of our historical levels and are concentrated in ADC, commercial real estate and commercial and industrial loans. As a result, our provision and allowance for loan losses, as well as our level of charge-offs, remain higher than historical levels. For the year ended December 31, 2012, our provision for loan losses totaled $14.8 million. Net charge-offs for the year ending December 31, 2012, amounted to $20.8 million, compared to $28.6 million in the year ended December 31, 2011. As a result of these provisions, the total allowance for loan losses decreased $6.0 million, or 12.2%, from $48.7 million at December 31, 2011, to $42.8 million at December 31, 2012. As a percent of total loans, the allowance has decreased from 2.24% as of December 30, 2011, to 1.95% as of

December 31, 2012. Although we believe that our allowance for loan losses is maintained at a level adequate to absorb any inherent losses in our loan portfolio, these estimates of loan losses are necessarily subjective and their accuracy depends on the outcome of future events. If we need to make significant and unanticipated increases in our loss allowance in the future, our results of operations and financial condition would be materially adversely affected at that time.

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

At December 31, 2012, our OREO portfolio totaled $12.3 million. Our OREO portfolio consists of properties that we obtained through foreclosure or through an in-substance foreclosure in satisfaction of loans. Properties in our OREO portfolio are recorded at the lower of the recorded investment in the loans for which the properties previously served as collateral or the “fair value,” which represents the estimated sales price of the properties on the date acquired less estimated selling costs. Generally, in determining fair value an orderly disposition of the property is assumed, except where a different disposition strategy is expected. Significant judgment is required in estimating the fair value of OREO property.

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

At December 31, 2012, our investment securities portfolio, totaling $493.4 million, was classified as available-for-sale. The estimated fair value of our available-for-sale securities portfolio may increase or decrease depending on market conditions. Our securities portfolio is comprised primarily of fixed rate securities. We increase or decrease stockholders’ equity by the amount of the change in the unrealized gain or loss (difference between the estimated fair value and the amortized cost) of our available-for-sale securities portfolio, net of the related tax benefit, under the category of accumulated other comprehensive income/loss. Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold, the decrease may be recovered over the life of the securities.

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

We have in prior financial periods recorded OTTI charges. We continue to monitor our securities portfolio as part of our ongoing OTTI evaluation process. No assurance can be given that we will not need to recognize additional OTTI charges related to securities in the future.

The capital that we are required to hold for regulatory purposes is impacted by, among other things, the securities ratings. Therefore, ratings downgrades on our securities may have a material adverse effect on our risk-based regulatory capital.

Turmoil in the financial markets may make it more difficult for the bank to meet its liquidity needs.

Over the past few years, financial markets experienced periods of unprecedented pressure associated with the declining value of residential real estate, and deleveraging by investors in mortgage related securities. The turmoil in the financial markets has also caused many depositors to seek safety in government securities, resulting in liquidity challenges for all banks. Our bank responded to these challenges by promoting participation in the Certificate of Deposit Account Registry Service program and by supplementing the Bank’s liquidity sources with retained earnings, returns from our investment securities portfolio and proceeds from strategic capital raises. However, should turmoil in the markets return, the bank may be forced to pay higher interest rates to obtain deposits and meet the needs of its depositors and borrowers, resulting in reduced net interest income.

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

Our directors and executive officers and their affiliates own approximately 17.2% of the outstanding common stock as of December 31, 2012. By voting against a proposal submitted to stockholders, the directors and executive officers, as a group, may be able to make approval more difficult for proposals requiring the vote of stockholders, such as some mergers, share exchanges, asset sales, and amendments to our Articles of Incorporation. The results of any such vote may be contrary to the desires or interests of the public stockholders.

In connection with the proposed merger between the Company and United Bankshares, each of the Company’s directors have signed a support agreement that requires each director, in each director’s capacity as a stockholder of the Company and except in certain limited circumstances, to vote his shares in favor of the proposed merger.

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

As part of the Dodd-Frank Act, the prohibition on the ability of financial institutions to pay interest on demand deposit accounts was repealed. As a result, beginning on July 21, 2011, financial institutions could commence offering interest on demand deposits. Although the Company cannot be certain what rates other institutions may offer, the Company expects the impact of offering interest on demand deposits to remain minimal as long as the low rate environment continues and short term rates remain near zero. The Company maintained $12.8 million in business interest checking balances at December 31, 2012, which had a minimal impact on the Company’s interest expense for the year ended December 31, 2012. When rates begin to increase, however, the Company’s interest expense may increase and the net interest margin may decline, which could have a material adverse effect on the Company’s and the Bank’s business, financial condition and results of operations.

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

Although our common stock is listed on Nasdaq, and a number of brokers offer to make a market in our common stock on a regular basis, trading volume to date has been relatively inactive, averaging approximately 40,778 shares per day during the year ended December 31, 2012. Although trading in our common stock has increased substantially during the first quarter of 2013, there can be no assurance that a consistently active and liquid market for the common stock will develop or continue. Accordingly, you may find it difficult to sell a significant number of shares at the prevailing market price.

Our ability to pay cash dividends on our common stock and to repurchase any shares of our common stock is highly restricted.

We have no recent history of paying cash dividends, other than repurchases of fractional shares issued in connection with stock splits or stock dividends. Our ability to pay dividends on our common stock, or repurchase shares, is limited by state and federal law and regulation, and is further limited by the merger agreement entered into by the Company and United Bankshares, Inc. Further, we cannot pay any dividends on our common stock, or acquire any shares of our common stock, if any distribution on our trust preferred securities is in arrears. In light of the foregoing restrictions, and until the Company changes its dividend, capital and growth strategies, it is unlikely that we will pay any dividends on our common stock or repurchase any shares of our common stock in the near future.

Risks Related to the Merger with United Bankshares, Inc. (“UBSI”)

Termination of the Merger Agreement could negatively impact us.

If the Agreement between the Company and UBSI (for the purposes of these Risk Factors, the “Merger Agreement”) is terminated and the parties fail to consummate the Merger, there may be various negative consequences to the Company and the Bank. For example, our businesses may have been adversely affected by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. If the Merger Agreement is terminated and the Company’s board of directors seeks another merger or business combination, our shareholders cannot be certain that we will be able to find a party willing to pay the equivalent or greater consideration than that which UBSI has agreed to pay with respect to the Merger. In addition, under certain circumstances, the termination of the Merger Agreement may require us to pay to UBSI a termination fee in the amount of $20.0 million.

We will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on us and our business. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with the Company and the Bank to seek to change existing business relationships. Retention of certain employees by the Company and the Bank may be challenging while the Merger is pending, as certain employees may experience uncertainty about their future roles with the Bank. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with our organization, our business following the Merger could be harmed. In addition, subject to certain exceptions, we have agreed to operate our business in the ordinary course prior to closing.

Combining the two companies may be more difficult, costly or time-consuming than expected.

UBSI and the Company have operated and, until the completion of the Merger, will continue to operate independently. The success of the Merger will depend, in part, on our ability to successfully combine the businesses of UBSI with ours. To realize these anticipated benefits, after the completion of the Merger, UBSI expects to integrate our business into its own. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the Merger. The loss of key employees could adversely affect UBSI’s ability to successfully conduct its business in the markets in which we now operate, which could have an adverse effect on UBSI’s financial results and the value of its common stock. If UBSI experiences difficulties with the integration process, the anticipated benefits of the Merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause the Bank to lose customers or cause customers to remove their accounts from the Bank and move their business to competing financial institutions. Integration efforts between UBSI and the Company will also divert management attention and resources. These integration matters could have an adverse effect on each of the Company, the Bank and UBSI during this transition period and for an undetermined period after consummation of the Merger.

Our ability to complete the Merger with UBSI is subject to the receipt of consents and approvals from regulatory agencies which may impose conditions that could adversely affect us or cause the Merger to be abandoned.

Before the Merger may be completed, we must obtain various approvals or consents from the Federal Reserve Board and various bank regulatory and other authorities. These regulators may impose conditions on the completion of the Merger or require changes to the terms of the Merger. Although UBSI and the Company do not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying completion of the Merger or imposing additional costs on or limiting the revenues of UBSI following the Merger. There can be no assurance as to whether the regulatory approvals will be received, the timing of those approvals, or whether any conditions will be imposed.

Fluctuations in market prices of UBSI common stock will affect the value that our stockholders receive for their shares of our common stock.

Under the terms of the Merger Agreement, our stockholders will receive 0.5442 shares of UBSI common stock for each share of the Company’s common stock (such ratio, the “Exchange Ratio”). The market price of the UBSI common stock may vary from its price on the date immediately prior to the public announcement of the Merger as a result of a variety of factors, including, among other things, changes in UBSI’s businesses, operations and prospects, regulatory considerations and general market and economic conditions. Many of these factors are beyond the control of UBSI or the Company. As a result of the fixed number of shares of UBSI common stock to be issued in the merger, the market value of the shares of UBSI common stock that our stockholders receive in the merger will decline correspondingly with any declines in the market price of UBSI common stock prior to and as of the date the merger consideration is paid, subject to the conditions and limitations discussed in the following paragraph.

As addressed in more detail in the Merger Agreement, we may terminate the Merger Agreement by a vote of a majority of our board of directors if (a) the average closing price per share (calculated in accordance with the Merger Agreement) of UBSI common stock declines 20 percent from the closing price per share on the last trading day prior to publicly announcing the Merger Agreement and (b) the percentage decline in the average closing price per share of UBSI common stock is at least 15 percent greater than the percentage decline in the closing price of the Nasdaq Bank Index over the same period; except provided as follows. Even if the conditions in (a) and (b) are met, UBSI may adjust the Exchange Ratio as provided in the Merger Agreement to increase the consideration received by our stockholders in the Merger, and if such adjustment is made our right to terminate the Merger Agreement will be extinguished. Because the price of UBSI common stock and the Nasdaq Bank Index will fluctuate prior to the Merger, and because in certain circumstances UBSI has the right to adjust the consideration received in the Merger by our stockholders, we cannot assure our stockholders of the market value or number of shares of UBSI common stock that they will receive in the merger.

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information required to be set forth in the Company’s periodic reports.

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

Management assessed the effectiveness of Company’s system of internal control over financial reporting as of December 31, 2012. This assessment was conducted based on the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in “Internal Control – Integrated Framework”. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2012. Management’s assessment concluded that there were no material weaknesses within the Company’s internal control structure.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, has been audited by Yount, Hyde & Barbour, P.C., the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Yount, Hyde & Barbour, P.C.’s attestation report on the Company’s internal control over financial reporting appears on pages 41 and 42 hereof.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Virginia Commerce Bancorp, Inc.

Arlington, Virginia

We have audited the accompanying consolidated balance sheets of Virginia Commerce Bancorp, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Virginia Commerce Bancorp, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Virginia Commerce Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2013 expressed an unqualified opinion on the effectiveness of Virginia Commerce Bancorp, Inc. and subsidiaries’ internal control over financial reporting.

Winchester, Virginia

March 14, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Virginia Commerce Bancorp, Inc.

Arlington, Virginia

We have audited Virginia Commerce Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Virginia Commerce Bancorp, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Virginia Commerce Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 of Virginia Commerce Bancorp, Inc. and subsidiaries and our report dated March 14, 2013 expressed an unqualified opinion.

Winchester, Virginia

March 14, 2013

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share data) December 31,

	December 31,
	2012	2011
Assets

Cash and due from banks	$49,531	$31,569

Interest bearing deposits in other banks	1,000	51,000

Cash and cash equivalents	$50,531	$82,569

Investment securities, Available for sale, at fair value	493,424	593,064

Investment securities, Held to maturity (fair value of $34,431)	—	31,892

Restricted stocks, at cost	10,147	11,214

Loans held for sale	15,195	18,485

Loans, net of allowance for loan losses of $42,773 and $48,729	2,142,872	2,120,291

Premises and equipment, net	10,072	11,413

Accrued interest receivable	8,563	10,007

Other real estate owned, net of valuation allowance of $6,374 and $6,517	12,302	8,925

Bank owned life insurance	44,393	14,017

Other assets	36,193	36,641

Total assets	$2,823,692	$2,938,518

Liabilities and Stockholders’ Equity

Deposits

Noninterest-bearing demand deposits	$416,091	$337,937

Savings and interest-bearing demand deposits	1,200,397	1,173,568

Time deposits	628,904	780,653

Total deposits	$2,245,392	$2,292,158

Securities sold under agreement to repurchase	250,718	263,273

Other borrowed funds	7,000	25,000

Trust preferred capital notes	66,827	66,570

Accrued interest payable	1,885	2,418

Other liabilities	6,561	5,328

Total liabilities	$2,578,383	$2,654,747

Stockholders’ Equity

Preferred stock, net of discount, $1.00 par, 1,000,000 shares authorized, Series A; $1,000.00 stated value; 71,000 issued and outstanding in 2011	$—	$67,195

Common stock, $1.00 par, 50,000,000 shares authorized, 31,920,756 issued and outstanding at December 31, 2012, including 110,215 in unvested shares, and 30,263,672 issued and outstanding at December 31, 2011, including 49,998 in unvested shares	31,811	30,214

Surplus	118,508	111,042

Warrants	8,520	8,520

Retained earnings	83,487	60,999

Accumulated other comprehensive income, net	2,983	5,801

Total stockholders’ equity	$245,309	$283,771

Total liabilities and stockholders’ equity	$2,823,692	$2,938,518

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share data)

	Year Ended December 31,
	2012	2011	2010

Interest and dividend income:
Interest and fees on loans	$120,297	$126,706	$133,599
Interest and dividends on investment securities:
Taxable	9,538	12,163	12,641
Tax-exempt	2,311	2,370	2,043
Dividends on restricted stock	428	382	356
Interest on deposits in other banks	364	71	—
Interest on federal funds sold	—	152	187

Total interest and dividend income	$132,938	$141,844	$148,826

Interest expense:
Deposits	$17,548	$26,038	$33,462
Securities sold under agreement to repurchase	4,041	3,953	4,012
Other borrowed funds	779	1,078	1,077
Trust preferred capital notes	3,903	3,973	4,946

Total interest expense	$26,271	$35,042	$43,497

Net interest income	$106,667	$106,802	$105,329
Provision for loan losses	14,826	14,849	20,594

Net interest income after provision for loan losses	$91,841	$91,953	$84,735

Non-interest income:
Service charges and other fees	$3,557	$3,303	$3,376
Non-deposit investment services commissions	886	1,390	831
Fees and net gains on loans held for sale	4,485	2,922	3,437
Gain on sale of investment securities	7,430	503	139
Total other-than-temporary impairment (losses) on investment securities	(2,166)	(3,176)	(4,525)
Portion of loss recognized in other comprehensive income	2,166	2,444	2,878

Net impairment losses on investment securities	—	(732)	(1,647)
Bank owned life insurance	376	599	1,007
Other income	736	160	477

Total non-interest income	$17,470	$8,145	$7,621

Non-interest expense:
Salaries and employee benefits	$29,924	$27,087	$24,990
Occupancy and equipment expense	9,500	9,426	9,951
FDIC insurance premiums	3,105	4,355	5,277
Loss on other real estate owned	3,181	1,084	3,924
Other real estate owned expenses	994	797	1,448
Franchise tax expense	3,371	3,105	2,875
Data processing	2,762	2,664	2,450
Legal fees	2,218	1,883	2,075
Professional service fees	1,009	1,269	1,295
Other operating expenses	8,175	8,045	6,825

Total non-interest expense	$64,239	$59,715	$61,110

Income before taxes	$45,072	$40,383	$31,246
Provision for income taxes	14,972	13,293	9,706

Net income	$30,100	$27,090	$21,540
Effective dividend on preferred stock	$7,612	5,300	5,003

Net income available to common stockholders	$22,488	$21,790	$16,537

Earnings per common share, basic	$0.71	$0.73	$0.60
Earnings per common share, diluted	$0.67	$0.71	$0.57

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Year Ended December 31,
	2012	2011	2010

Net Income	$30,100	$27,090	$21,540
Other Comprehensive Income (loss):
Unrealized net gains (losses) on investment securities available-for-sale, net of tax (1)	348	7,241	(2,921)
Reclassification adjustment for transfer of investment securities from held-to-maturity to available-for-sale, net of tax of $895 in 2012	1,663	—	—
Reclassification adjustment for gains on sale of investment securities, net of tax (2)	(4,829)	(327)	(90)
Reclassification adjustment for impairment loss on investment securities, net of tax (3)	—	476	1,071

Total Other Comprehensive Income (Loss)	(2,818)	7,390	(1,940)

Total Comprehensive Income	$27,282	$34,480	$19,600

(1)	Net of tax of $187 for the year ended December 31, 2012, $3,899 for the year ended December 31, 2011, and $1,572 for the year ended December 31, 2010.
(2)	Net of tax of $2,601 for the year ended December 31, 2012, $176 for the year ended December 31, 2011, and $49 for the year ended December 31, 2010.
(3)	Net of tax for the year ended December 31, 2011 $256 and $576 for the year ended December 31, 2010.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Preferred Stock	Common Stock	Surplus	Warrants	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2009	$63,993	$26,745	$96,588	$8,520	$22,671	$351	$218,868

Net income 2010	—	—	—	—	21,540	—	21,540
Other comprehensive (loss)	—	—	—	—	—	(1,940)	(1,940)
Capital common stock issued	—	1,905	7,370	—	—	—	9,275
Stock options/warrants exercised	—	304	398	—	—	—	702
Stock based compensation expense	—	—	700	—	—	—	700
Discount on preferred stock	1,452	—	—	—	(1,452)	—	—
Dividend on preferred stock	—	—	—	—	(3,551)	—	(3,551)

Balance, December 31, 2010	$65,445	$28,954	$105,056	$8,520	$39,208	$(1,589)	$245,594

Net income 2011	—	—	—	—	27,090	—	27,090
Other comprehensive income	—	—	—	—	—	7,390	7,390
Capital common stock issued	—	426	2,075	—	—	—	2,501
Stock options/warrants exercised	—	834	3,296	—	—	—	4,130
Stock based compensation expense	—	—	615	—	—	—	615
Discount on preferred stock	1,750	—	—	—	(1,750)	—	—
Dividend on preferred stock	—	—	—	—	(3,549)	—	(3,549)

Balance, December 31, 2011	$67,195	$30,214	$111,042	$8,520	$60,999	$5,801	$283,771

Net income 2012	—	—	—	—	30,100	—	30,100
Other comprehensive (loss)	—	—	—	—	—	(2,818)	(2,818)
Capital common stock issued	—	426	1,968	—	—	—	2,394
Preferred Stock Redemption	(71,000)	—	—	—	—	—	(71,000)
Stock options/warrants exercised	—	1,171	4,915	—	—	—	6,086
Stock based compensation expense	—	—	583	—	—	—	583
Discount on preferred stock	3,805	—	—	—	(3,805)	—	—
Dividend on preferred stock	—	—	—	—	(3,807)	—	(3,807)

Balance, December 31, 2011	$—	$31,811	$118,508	$8,520	$83,487	$2,983	$245,309

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities:

Net income	$30,100	$27,090	$21,540

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	2,190	2,194	2,592

Provision for loan losses	14,826	14,849	20,594

Stock based compensation expense	583	615	700

Deferred income tax expense (benefit)	(895)	4,851	665

Accretion of trust preferred securities discount	257	256	257

Amortization of premiums and accretion of security discounts, net	7,675	3,032	503

Loans originated for sale	(210,114)	(155,170)	(188,581)

Sale of loans	217,400	149,299	188,032

Gain on sale of loans	(3,996)	(2,565)	(3,008)

Loss on the sale/valuation of OREO	3,181	1,084	3,924

Gain on sale of investment securities available-for-sale	(7,430)	(503)	(139)

Impairment loss on investment securities	—	732	1,647

Changes in other assets and other liabilities:

Increase in bank owned life insurance due to purchase	(30,001)	—	—

Decrease (increase) in other assets	2,486	12,453	(1,202)

Increase (decrease) in other liabilities	1,233	3,266	(3,240)

(Increase) decrease in accrued interest receivable	1,444	(4)	534

(Decrease) in accrued interest payable	(533)	(333)	(1,263)

Net cash provided by operating activities	$28,406	$61,146	$43,555

Cash Flows from Investing Activities:
Proceeds from maturities and principal payments on investment securities held-to-maturity	$1,873	$5,274	$11,565
Proceeds from maturities and principal payments on investment securities available-for-sale	332,643	208,622	184,170

Purchases of investment securities available-for-sale	(399,664)	(431,627)	(272,480)

Sales of investment securities available-for-sale	192,099	12,644	—

Sales of investment securities held-to-maturity	—	—	8,578

Net decrease (increase) in loans	(48,455)	10,103	33,872

Redemption of FHLB stock	1,067	537	—

Purchase of bank premises and equipment	(849)	(1,607)	(798)

Proceeds from sale of other real estate owned	4,490	11,504	13,417

Net cash (used in) provided by investing activities	$83,204	$(184,550)	$(21,676)

Cash Flows from Financing Activities:
Net increase in demand, NOW, money market and savings accounts	$104,983	$45,473	$241,276

Net (decrease) in time deposits	(151,749)	(516)	(233,402)
Net increase (decrease) in securities sold under agreement to repurchase	(12,555)	110,547	(24,003)

Repayment of other borrowed funds	(18,000)	—	—

Redemption of preferred stock	(71,000)	—	—

Net proceeds from issuance of capital stock	2,394	2,501	9,275

Proceeds from exercise of stock options and warrants	6,086	4,130	702

Dividend paid on preferred stock	(3,807)	(3,549)	(3,551)

Net cash (used in) provided by financing activities	$(143,648)	$158,586	$297

Increase (decrease) in cash and cash equivalents	$(32,038)	$35,182	$22,176

Cash and Cash Equivalents:

Beginning	82,569	47,387	25,211

Ending	$50,531	$82,569	$47,387

Supplemental Disclosure of Cash Flow Information:

Cash payments for:

Interest	$26,804	$35,375	$44,760

Income taxes	$12,785	$4,711	$(11,614)

Supplemental Schedule of Noncash Investing Activities:

Unrealized gain (loss) on investment securities	$(6,895)	$11,369	$(2,981)
Unrealized gain on securities transferred from held-to-maturity to available-for-sale	$2,558	$—	$—

OREO transferred from loans	$15,946	$12,726	$7,332

Loans made on the disposition of OREO	$4,898	$8,378	$1,325

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

Pending Merger with United Bankshares, Inc.

After the close of business on January 29, 2013, the Company entered into an Agreement and Plan of Reorganization (the “Agreement”) with United Bankshares, Inc. (“United”). In accordance with the Agreement, the Company will merge with and into a wholly-owned subsidiary of United (the “Merger”). At the effective time of the Merger, the Company will cease to exist and the wholly-owned subsidiary of United shall survive and continue to exist as a Virginia corporation.

The Agreement provides that at the effective time of the Merger, each outstanding share of common stock of the Company will be converted into the right to received 0.5442 shares of United common stock, par value $2.50 per share, subject to adjustment as provided in the Agreement.

Pursuant to the Agreement, at the effective time of the Merger, the Company’s outstanding stock options and trust preferred warrants will be converted into options to purchase United’s common stock and warrants to purchase United common stock. In addition, the warrant held by the United State Department of Treasury to purchase common stock of the Company will be converted into a warrant to purchase common stock of United.

After the effective time of the Merger, the Bank, will merge with and into United Bank, a wholly-owned indirect subsidiary of United (the “Bank Merger”). United Bank will survive the Bank Merger and continue to exist as a Virginia banking corporation.

Under the Agreement and subject to certain exceptions, the Company agreed to conduct its business in the ordinary course while the Merger is pending and, except as permitted under the Agreement, refrain from taking certain specific actions without the consent of United. Completion of the Merger is subject to approval by the shareholders of each of the Company and United, receipt of applicable regulatory approvals and customary closing conditions.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the Bank, VCBI Capital Trust II, VCBI Capital Trust III, VCBI Capital Trust IV, Northeast Land and Investment Company, Tombstone Land Company, Canova Land and Investment Company and Virginia Commerce Insurance Agency L.L.C. In consolidation, all significant intercompany accounts and transactions have been eliminated. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) 810 requires that the Company no longer eliminate through consolidation the equity investments in VCBI Capital Trust II, III and IV, by the parent company, Virginia Commerce Bancorp, Inc, which approximated $2.0 million at December 31, 2012. The subordinated debt of the trusts is reflected as a liability of the Company and the common securities of the trusts as an other asset.

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

Securities

Investments in debt securities with readily determinable fair values are classified as either held-to-maturity (HTM”) or available-for-sale (“AFS”) based on management’s intent. Equity investments in the FHLB, the Federal Reserve Bank of Richmond and Community Bankers Bank are separately classified as restricted securities and are carried at cost. AFS securities are carried at estimated fair value with the corresponding unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. Securities are classified as held-to-maturity based on management’s intent and the Company’s ability, at the time of purchase, to hold such securities to maturity. These securities are carried at amortized cost. Transfers made from the held-to-maturity investment portfolio to available-for-sale investment portfolio, are recorded at fair market value on the day of transfer and any unrealized gains or losses, net of tax, are recorded in stockholders’ equity as accumulated other comprehensive income. As of December 31, 2012, all of the Company’s securities are classified as available-for-sale.

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

Loans

The Company grants real estate, commercial and consumer loans to customers. Real estate loans can be to individuals, corporations or other entities and are broken down by class as 1-4 Family Residential Mortgages; Home Equity Loans and Lines of Credit; Multi-Family Residential Mortgages; Owner Occupied Non-Farm, Non-Residential Mortgages; Non-Owner Occupied Non-Farm Non-Residential Mortgages; Residential Construction Loans; Commercial Construction Loans, Consumer Loans and Farmland. Commercial loans can be to individuals, corporations and other entities for business purposes and can be lines of credit or term loans. Consumer loans are to individuals, for personal or household purposes and can be lines of credit or installment loans. A substantial portion of the loan portfolio is represented by real estate loans. The ability of the Company’s debtors to honor their contracts is dependent upon the general economic conditions and real estate climate of the Company’s market area.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The evaluation also considers the following risk characteristics of each loan portfolio segments:

•

Residential one-to-four family loans carry risks associated with the continued credit-worthiness of the borrower and changes in the value of the collateral. Home equity lines of credit carry risks associated with the continued credit-worthiness of borrowers and changes in the value of the collateral.

•	Residential multi-family loans carry risks associated with the continued credit-worthiness of the borrower and changes in the value of the collateral.

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

•

Commercial loans carry risks associated with the successful operation of a business or a real estate project, in addition to other risks associated with the ownership of real estate, because the repayment of these loans may be dependent upon the profitability and cash flows of the business or project. In addition, there is risk associated with the value of collateral other than real estate which may depreciate over time and cannot be appraised with as much precision.

•

Consumer loans carry risks associated with the continued credit-worthiness of the borrower and the value of the collateral (e.g., rapidly-depreciating assets such as automobiles), or lack thereof. Consumer loans are more likely than real estate loans to be immediately adversely affected by job loss, divorce, illness or personal bankruptcy.

•

Farmland loans carry risks associated with changes in the utility of the property for its intended use (i.e. crops, cattle, fruit trees) based upon changes in soil make up and yield, access to water, etc.

In certain instances, loan segments are broken down into more detailed descriptions or classes. Residential one-to-four family loan classes are permanent first and second mortgages and home equity loans or lines. Commercial loans classes are owner-occupied and non-owner-occupied loans. Construction loans classes are residential or commercial loans.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for real estate and commercial loan classes by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. These factors are combined to estimate the probability and severity of inherent losses. When impairment is identified, then a specific reserve may be established based on the Company’s calculation of the loss embedded in the individual loan. Large groups of smaller balance, homogeneous loans like consumer lines of credit and installment loans are collectively evaluated for impairment. Impaired loans which meet the criteria for substandard, doubtful and loss are segregated from performing loans within the portfolio. Internally classified loans are then grouped by loan segment (residential one-to-four family, residential multi-family, construction, commercial, commercial real estate, consumer or farmland). The general formula is used to estimate the loss of non-classified loans. These un-criticized loans are also segregated by loan segment and allowance factors are assigned by management based on delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of management, national and local economic trends, concentrations of credit, quality of the loan review system and the effect of external factors (i.e. competition and regulatory requirements). The factors assigned differ by loan segment. The general allowance recognizes potential losses whose impact on the portfolio has yet to be recognized by a specific allowance. Allowance factors and the overall size of the allowance may change from period to period based on management’s assessment of the above described factors and the relative weights given to each factor. See Note 4 for information regarding the allowance for loan losses.

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (TDR). Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status. These modified terms, or concessions, may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. As of December 31, 2012, TDR’s were $43.5 million compared to $52.3 million as of December 31, 2011, a 16.9% decrease. As of December 31, 2012, all TDR loans were performing in accordance with the modified terms.

If the loan was on non-accrual at the time of the concession, it is the Company’s policy that the restructured loan remain on non-accrual status and perform in accordance with the modified terms for a period of six months. If a troubled debt restructuring is on non-accrual status, it is reported as a non-accrual asset and not as a troubled debt restructuring. All loans reported as troubled debt restructurings accrue interest. Troubled debt restructurings continue to be individually tested for impairment until the loan is fully repaid.

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

Other Real Estate Owned

Other real estate owned, or foreclosed real properties, that have been substantively repossessed or acquired in complete or partial satisfaction of debt, are held for resale, and carried at fair value, net of estimated selling expenses. An appraisal is ordered when the asset is foreclosed upon. The carrying value of a foreclosed asset is immediately adjusted down through a charge to earnings when new information is obtained, including a potentially acceptable offer, the sale of a similar property in the vicinity of one of the Company’s assets, and/or a change in the price at which the property is listed. When appropriate, the Company also utilizes the advice of outside consultants and real estate agents with knowledge of the markets where the properties are located to determine the carrying value of foreclosed assets.

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of operations. As of December 31, 2012 and 2011, there were no liabilities recorded for unrecognized tax benefits.

Advertising Cost

The Company follows the policy of charging the production costs of advertising to expense as incurred. Total advertising expense was $949 thousand, $975 thousand and $941 thousand in 2012, 2011 and 2010, respectively.

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (or “U.S. GAAP”), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, the measurement of stock based compensation, fair value of financial instruments, impairment on securities and other real estate owned.

Share-based Compensation

Share-based Compensation: Compensation expense related to stock options and restricted stock awards issued to participants is based upon the fair value of the award at the date of grant. The fair value of stock options is estimated at the date of grant using the Black-Scholes option-pricing model, while the fair value of restricted stock awards is based upon the stock price at the date of grant. Compensation expense is recognized on a straight line basis over the vesting period for options and the respective period for stock awards. Share-based compensation expense was $583 thousand in 2012, $615 thousand in 2011 and $700 thousand in 2010.

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

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income and appear on the consolidated statement of comprehensive income.

Fair Value

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

A financial asset’s or liability’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.” The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this ASU were effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (IASB) to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments were effective for interim and annual periods beginning after December 15, 2011 with prospective application. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” The new guidance amends disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in shareholders’ equity. All changes in OCI must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The guidance does not change the items that must be reported in OCI. The Company adopted this guidance effective 2012, and has elected to present two separate but consecutive financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangible – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.” The amendments in this ASU permit an entity to first assess qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test described in Topic

350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption was permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU clarify the scope for derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions that are either offset or subject to netting arrangements. An entity is required to apply the amendments for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Company does not expect the adoption of ASU 2013-01 to have a material impact on its consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The amendments in this ASU require an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. In addition, the amendments require a cross-reference to other disclosures currently required for other reclassification items to be reclassified directly to net income in their entirety in the same reporting period. Public companies should apply these amendments for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The Company is currently assessing the impact that ASU 2013-02 will have on its consolidated financial statements.

Note 2. Securities

Amortized cost and fair value of the investment securities available-for-sale and held-to-maturity as of December 31, 2012 and 2011 are as follows (dollars in thousands):

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

Available-for-sale:
U.S. Government Agency obligations	$390,075	$3,913	$(1,121)	$392,867
Pooled trust preferred securities	5,126	—	(4,769)	357
Obligations of states and political subdivisions	93,634	6,627	(61)	100,200

Total securities available-for-sale	$488,835	$10,540	$(5,951)	$493,424

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

Available-for-sale:
U.S. Government Agency obligations	$514,961	$9,455	$(429)	$523,987
Pooled trust preferred securities	5,526	56	(5,126)	456
Obligations of states and political subdivisions	63,652	4,997	(28)	68,621

Total securities available-for-sale	$584,139	$14,508	$(5,583)	$593,064

Held-to-maturity:
U.S. Government Agency obligations	$3,763	$253	$—	$4,016
Obligations of state and political subdivisions	28,129	2,286	—	30,415

Total securities held-to-maturity	$31,892	$2,538	$—	$34,431

During 2012, the Company transferred its held-to-maturity securities portfolio, with an amortized cost of $30.0 million and a fair value of $32.5 million, to its available-for-sale securities portfolio.

The amortized cost and fair value of the securities, as of December 31, 2012, by contractual maturity, are shown below (dollars in thousands):

December 31, 2012	Amortized Cost	Fair Value
Available-for-sale:
Due within one year	$481	$493
Due after one year through five years	8,422	9,140
Due after five years through ten years	89,446	92,961
Due after ten years	390,486	390,830

Total securities available-for-sale	$488,835	$493,424

The carrying value of securities pledged as collateral for repurchase agreements, certain public deposits, and other purposes were $444.9 million and $392.8 million at December 31, 2012 and 2011, respectively.

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

Provided below is a summary of all securities which were in an unrealized loss position at December 31, 2012 and 2011, that were evaluated for other-than-temporary impairment. Presently, the Company does not intend to sell any of these securities, does not expect to be required to sell these securities, and expects to recover the entire amortized cost of all the securities. For U.S. Government Agency obligations and obligations of states and political subdivisions, the unrealized losses result from market or interest rate risk, while the unrealized losses pertaining to the pooled trust preferred securities are due to performance and credit ratings, as well as interest rate risk.

At December 31, 2012	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government Agency obligations	$130,909	$(1,121)	$—	$—	$130,909	$(1,121)
Pooled trust preferred securities	—	—	357	(4,769)	357	(4,769)
Obligations of states/political subdivisions	5,016	(61)	—	—	5,016	(61)

	$135,925	$(1,182)	$357	$(4,769)	$136,282	$(5,951)

At December 31, 2011	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government Agency obligations	$74,594	$(429)	$—	$—	$74,594	$(429)
Pooled trust preferred securities	—	—	306	(5,126)	306	(5,126)
Obligations of states/political subdivisions	313	(10)	512	(18)	825	(28)

	$74,907	$(439)	$818	$(5,144)	$75,725	$(5,583)

As of December 31, 2012, the Company had one pooled trust preferred security that was deemed to have an OTTI based on a present value analysis of expected future cash flows. This security has a fair value of $15 thousand and a $2.2 million loss recognized in other comprehensive income. Total other than impairment losses on PreTSL XXVI are $2.2 million, of which $1.4 million was recognized in 2010 and $757 thousand was recognized in 2009. The following table provides further information on this security as of December 31, 2012 (dollars in thousands):

Security	Class	Current Moody’s Ratings (Lowest Assigned Rating)	Book Value	Market Value	Unrealized Loss	Current Defaults and Deferrals	% of Current Defaults and Deferrals to Current Collateral	Excess Sub (1)		Estimated Incremental Defaults Required to Break Yield (2)	Cumulative Other Comprehensive Loss	Amount of OTTI Related to Credit Loss (3)
PreTSL XXVI	C-2	C	$2,181	$15	$2,166	$262,000	29.1%	–	20.06%	BROKEN	$2,166	0

(1)	Excess subordination is the difference between the remaining performing collateral and the amount of bonds outstanding that are pari passu and senior to the class the Company owns. Negative excess subordination indicates there is not enough performing collateral in the pool to cover the outstanding balance of all classes senior to those the Company owns.
(2)	A break in yield for a given class means that defaults/deferrals have reached such a level that the class would not receive all of its contractual cash flows (principal and interest) by maturity (so that it is not just a temporary interest shortfall, but an actual loss in yield on the investment). This represents additional defaults beyond those assumed in our cash flow modeling.
(3)	Pre-tax credit losses recorded in 2012.

As of December 31, 2012, the Company had one pooled trust preferred security that was deemed to be temporarily impaired based on a present value analysis of expected future cash flows. The security had a fair value of $342 thousand. The following table provides further information on this security as of December 31, 2012 (in thousands):

Security	Class	Current Moody’s Ratings (Lowest Assigned Rating)	Book Value	Market Value	Unrealized Loss	Current Defaults and Deferrals	% of Current Defaults and Deferrals to Current Collateral	Excess Sub (1)	Estimated Incremental Defaults Required to Break Yield (2)	Cumulative Other Comprehensive Loss	Amount of OTTI Related to Credit Loss (3)
PreTSL XXVII	B	Cc	$2,945	$342	$2,603	$86,800	27.1%	0.44%	$0	$0	$0

(1)	Excess subordination is the difference between the remaining performing collateral and the amount of bonds outstanding that are pari passu and senior to the class the Company owns. Negative excess subordination indicates there is not enough performing collateral in the pool to cover the outstanding balance of all classes senior to those the Company owns.
(2)	A break in yield for a given class means that defaults/deferrals have reached such a level that the class would not receive all of its contractual cash flows (principal and interest) by maturity (so that it is not just a temporary interest shortfall, but an actual loss in yield on the investment). This represents additional defaults beyond those assumed in our cash flow modeling.
(3)	Pre-tax credit losses recorded in 2012.

The following table presents a roll-forward of the credit loss component amount of OTTI recognized in earnings:

(in thousands)	Year ended December 31, 2012
Balance, beginning of period	$4,200
Additions:
Initial credit impairments	—
Subsequent credit impairments	—
Reductions:
Sale/redemption	(2,034)

Balance, end of period	$2,166

One trust preferred security, PreTSL VI, was redeemed in the third quarter of 2012 resulting in a gain of $436 thousand, and one trust preferred security, PreTSL X, was sold in the fourth quarter of 2012 resulting in a gain of $37 thousand. Other-than-temporary impairment previously recorded on these securities totaled $2.0 million.

Management has evaluated each of these securities for potential impairment under ASC 325 “Investments-Other” and the most recently issued related guidance, and has reviewed each of the issues’ collateral participants’ most recent earnings, capital and loan loss reserve levels, and non-performing loan levels to estimate a future deferral and default rate in basis points for the remaining life of each security. For the quarter ending December 31, 2012, we used a consistent 75 basis points for all PreTSL securities, XXVI and XXVII, for expected deferrals and defaults as a percentage of remaining performing collateral for future periods. In performing a detailed present value cash flow analysis for each security, the deferral rate was treated the same. If this analysis results in a present value of expected cash flows that is less than the book value of a security (that is, a credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is considered temporary. The cash flow analysis we performed used discount rates equal to the credit spread at the time of purchase for each security and then added the current 3-month LIBOR forward interest rate curve. The analysis also assumed 15% recoveries on deferrals after two years and prepayments of 1% per year on each security. As of December 31, 2012, performing issuers included 47 out of 69 issuers in PreTSL XXVI, and 33 out of 48 issuers in PreTSL XXVII.

Our investment in Federal Home Loan Bank (“FHLB”) stock totaled $4.4 million at December 31, 2012. FHLB stock is generally viewed as a long-term investment and as a restricted security, which is carried at cost, because there is no market for the stock, other than FHLBs or member institutions. As of December 31, 2012, the Company’s security portfolio included $5.6 million of Federal Reserve Bank Stock and $145 thousand in stock with the Community Bankers Bank.

Note 3. Loans

Major classifications of loans, excluding loans held for sale, are summarized at December 31, 2012 and 2011, as follows (dollars in thousands):

	2012	2011
Commercial	$261,007	$252,382
Real estate-one-to-four family residential:
Permanent first and second	282,640	246,420
Home equity loans and lines	117,175	126,530

Total real estate-one-to-four family residential	$399,815	$372,950
Real estate-multi-family residential	78,397	76,506
Real estate-non-farm, non-residential:
Owner-occupied	486,478	460,773
Non-owner-occupied	668,755	672,137

Total real estate-non-farm, non-residential	$1,155,233	$1,132,910
Real estate-construction:
Residential	169,977	151,117
Commercial	112,062	175,300

Total real estate-construction	$282,039	$326,417
Consumer	8,266	8,592
Farmland	4,888	2,573

Total Loans	$2,189,645	$2,172,330

Less unearned income	4,000	3,310
Less allowance for loan losses	42,773	48,729

Loans, net	$2,142,872	$2,120,291

Classes of loans by risk rating as of December 31, 2012, excluding loans held for sale, are summarized as follows (dollars in thousands):

Internal Risk Rating Grades	Pass	Watch	Special Mention	Substandard	Doubtful	Total Loans

Commercial	$202,088	$25,048	$11,976	$19,822	$2,073	$261,007
Real estate-one-to-four family residential:
Permanent first and second	235,672	15,585	12,233	19,038	112	282,640
Home equity loans and lines	106,872	2,724	1,871	4,165	1,543	117,175

Total real estate-one-to-four-family residential	$342,544	$18,309	$14,104	$23,203	$1,655	$399,815
Real estate-multi-family residential	73,317	5,080	—	—	—	78,397
Real estate-non-farm, non-residential:
Owner-occupied	384,923	46,123	35,675	19,757	—	486,478
Non-owner-occupied	488,415	108,868	30,094	41,378	—	668,755

Total real estate-non-farm, non-residential	$873,338	$154,991	$65,769	$61,135	$—	$1,155,233
Real estate-construction:
Residential	104,835	17,651	20,720	26,771	—	169,977
Commercial	41,336	18,645	26,281	25,800	—	112,062

Total real estate-construction	$146,171	$36,296	$47,001	$52,571	$—	$282,039
Consumer	7,744	208	219	95	—	8,266
Farmland	1,000	3,888	—	—	—	4,888

Total	$1,646,202	$243,820	$139,069	$156,826	$3,728	$2,189,645

Classes of loans by risk rating as of December 31, 2011, excluding loans held-for-sale, are summarized as follows (dollars in thousands):

Internal Risk Rating Grades	Pass	Watch	Special Mention	Substandard	Doubtful	Total Loans

Commercial	$172,457	$51,935	$1,506	$22,178	$4,306	$252,382
Real estate-one-to-four family residential:
Permanent first and second	195,786	16,726	7,004	26,904	—	246,420
Home equity loans and lines	111,800	4,937	1,441	6,105	2,247	126,530

Total real estate-one-to-four family residential	307,586	21,663	8,445	33,009	2,247	372,950
Real estate-multi-family residential	71,756	4,274	—	476	—	76,506
Real estate-non-farm, non-residential:
Owner-occupied	357,480	62,766	21,777	18,750	—	460,773
Non-owner-occupied	481,584	111,779	31,361	47,413	—	672,137

Total real estate-non-farm, non-residential	839,064	174,545	53,138	66,163	—	1,132,910
Real estate-construction:
Residential	70,323	30,546	12,984	37,264	—	151,117
Commercial	63,520	59,217	27,395	25,168	—	175,300

Total real estate-construction	133,843	89,763	40,379	62,432	—	326,417
Consumer	8,169	233	119	71	—	8,592
Farmland	2,573	—	—	—	—	2,573

Total	$1,535,448	$342,413	$103,587	$184,329	$6,553	$2,172,330

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

As of December 31, 2012 and 2011, there were $858 thousand and $166 thousand, respectively, in checking account overdrafts that were reclassified on the consolidated balance sheets as loans.

Note 4. Allowance for Loan Losses

An analysis of the allowance for loan losses for the years ended December 31, 2012, 2011 and 2010 is shown below (dollars in thousands):

	Year ended December 31,
	2012	2011	2010
Allowance, at beginning of period	$48,729	$62,442	$65,152
Provision charged against income	14,826	14,849	20,594
Recoveries added to reserve	3,425	3,347	4,174
Losses charged to reserve	(24,207)	(31,909)	(27,478)

Allowance, at end of period	$42,773	$48,729	$62,442

Allowance for Loan Losses – By Segment (dollars in thousands)	Commercial	Non-Farm, Non-Res. Real Estate	Real Estate Construction	Consumer	Real Estate One-to-Four Family Residential	Real Estate Multi- Family Residential	Farmland	Unallocated	Total
2012
Allowance for credit losses:
Beginning Balance	$10,378	$12,554	$15,161	$245	$9,724	$608	$59	$—	$48,729
Charge-offs	(5,904)	(6,388)	(7,587)	(306)	(4,022)	—	—	—	(24,207)
Recoveries	1,035	1,081	539	55	597	118	—	—	3,425
Provision	(54)	4,345	6,826	173	4,121	(648)	63	—	14,826

Ending Balance	$5,455	$11,592	$14,939	$167	$10,420	$78	$122	$—	$42,773

Ending Balance:
Individually evaluated for impairment	$1,580	$2,390	$6,228	$48	$6,132	$—	$—	$—	$16,378
Collectively evaluated for impairment	3,875	9,202	8,711	119	4,288	78	122	—	26,395

Financing Receivables:
Ending Balance	$261,007	$1,155,233	$282,039	$8,266	$399,815	$78,397	$4,888	$—	$2,189,645

Ending Balance:
Individually evaluated for impairment	21,895	72,630	52,571	95	26,938	—	—	—	174,129
Collectively evaluated for impairment	239,112	1,082,603	229,468	8,171	372,877	78,397	4,888	—	2,015,516

Allowance for Loan Losses – By Segment (dollars in thousands)	Commercial	Non-Farm, Non-Res. Real Estate	Real Estate Construction	Consumer	Real Estate One-to-Four Family Residential	Real Estate Multi- Family Residential	Farmland	Unallocated	Total
2011
Allowance for credit losses:
Beginning Balance	$9,972	$16,453	$26,584	$373	$8,337	$619	$63	$41	$62,442
Charge-offs	(2,357)	(9,188)	(16,631)	(156)	(3,577)	—	—	—	(31,909)
Recoveries	672	431	2,005	38	201	—	—	—	3,347
Provision	2,091	4,858	3,203	(10)	4,763	(11)	(4)	(41)	14,849

Ending Balance	$10,378	$12,554	$15,161	$245	$9,724	$608	$59	$—	$48,729

Ending Balance:
Individually evaluated for impairment	$5,351	$2,991	$6,786	$52	$5,508	$—	$—	$—	$20,688
Collectively evaluated for impairment	5,027	9,563	8,375	193	4,216	608	59	—	28,041

Financing Receivables:
Ending Balance	$252,382	$1,132,910	$326,417	$8,592	$372,950	$76,506	$2,573	$—	$2,172,330

Ending Balance:
Individually evaluated for impairment	26,484	70,464	67,083	71	35,659	476	—	—	200,237
Collectively evaluated for impairment	225,898	1,062,446	259,334	8,521	337,291	76,030	2,573	—	1,972,093

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

Included in certain loan categories in the following impaired loans table are troubled debt restructurings (“TDRs”) that were classified as impaired. A TDR loan is a loan that has been restructured with a modification that could include interest rate modification, deferral of interest or principal or an extension of term. At December 31, 2012, the Company had $7.0 million in real estate construction, $4.3 million in real estate one-to-four family residential, $25.3 million in non-farm non-residential and $6.9 million in commercial that were modified in troubled debt restructurings and considered impaired. At December 31, 2012, all TDRs were performing in accordance with their modified terms, and at December 31, 2011, of the Company’s total TDRs of $52.3 million, $50.8 million of TDRs were performing in accordance with their modified terms.

Information about past due loans and impaired loans as of December 31, 2012 and 2011 is as follows (dollars in thousands):

Non Accrual and Past Due by Class December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current(1)	Total Loans	Greater than 90 Days Past Due and Still Accruing	Non- Accrual Loans
Commercial	$366	$—	$1,872	$2,238	$258,769	$261,007	$—	$3,317
Real estate-one-to-four family residential:
Permanent first and second	435	1,729	1,065	3,229	279,411	282,640	—	3,606
Home equity loans and liens	307	—	1,412	1,719	115,456	117,175	—	2,498

Total real estate-one-to-four family residential	742	1,729	2,477	4,948	394,867	$399,815	—	6,104
Real estate-multi-family residential	—	—	—	—	78,397	78,397	—	—
Real estate-non-farm, non-residential:
Owner-occupied	505	1,255	1,540	3,300	483,178	486,478	—	1,791
Non-owner-occupied	1,661	1,786	2,079	5,526	663,229	668,755	—	3,864

Total real estate-non-farm, non-residential	2,166	3,041	3,619	8,826	1,146,407	$1,155,233	—	5,655
Real estate-construction
Residential	—	—	13,471	13,471	156,506	169,977	—	16,976
Commercial	—	—	5,350	5,350	106,712	112,062	—	5,860

Total real estate-construction	—	—	18,821	18,821	263,218	$282,039	—	22,836
Consumer	17	23	—	40	8,226	8,266	—	17
Farmland	—	—	—	—	4,888	4,888	—	—

Total Loans	$3,291	$4,793	$26,789	$34,873	$2,154,772	$2,189,645	$—	$37,929

(1)	For the purposes of this table, loans 1-29 days past due are included in the balance of “Current” loans.

Non Accrual and Past Due by Class December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current(1)	Total Loans	Greater than 90 Days Past Due and Still Accruing	Non- Accrual Loans
Commercial	$176	$1,222	$3,384	$4,782	$247,600	$252,382	$—	$5,005
Real estate-one-to-four family residential:
Permanent first and second	582	2,966	3,306	6,854	239,566	246,420	71	3,912
Home equity loans and liens	335	240	2,605	3,180	123,350	126,530	250	3,142

Total real estate-one-to-four family residential	917	3,206	5,911	10,034	362,916	372,950	321	7,054
Real estate-multi-family residential	—	—	476	476	76,030	76,506	—	476
Real estate-non-farm, non-residential:
Owner-occupied	24	984	909	1,917	458,856	460,773	—	1,999
Non-owner-occupied	262	5,801	—	6,063	666,074	672,137	—	—

Total real estate-non-farm, non-residential	286	6,785	909	7,980	1,124,930	1,132,910	—	1,999
Real estate-construction
Residential	600	161	10,384	11,145	139,972	151,117	—	18,479
Commercial	—	—	5,505	5,505	169,795	175,300	—	5,505

Total real estate-construction	600	161	15,889	16,650	309,767	326,417	—	23,984
Consumer	105	—	11	116	8,476	8,592	11	18
Farmland	—	—	—	—	2,573	2,573	—	—

Total Loans	$2,084	$11,374	$26,580	$40,038	$2,132,292	$2,172,330	$332	$38,536

(1)	For the purposes of this table, loans 1-29 days past due are included in the balance of “Current” loans.

Impaired Loans as of December 31, 2012 (dollars in thousands)	Recorded Investment (Bank Balance)	Unpaid Principal Balance (Customer Balance)	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$14,459	$14,481	$—	$17,671	$727
Real estate-one-to-four family residential:
Permanent first and second	6,604	6,908	—	7,123	293
Home equity loans and lines	550	550	—	1,264	52
Real estate-multi-family residential	—	—	—	—	—
Real estate-non-farm, non-residential:
Owner-occupied	11,563	11,663	—	12,018	494
Non-owner-occupied	39,211	39,283	—	33,350	1,372
Real estate-construction:
Residential	1,868	1,881	—	11,389	469
Commercial	15,050	15,140	—	15,185	625
Consumer	19	19	—	19	1
Farmland	—	—	—	—	—

With an allowance recorded:
Commercial	$7,436	$7,457	$1,580	$4,997	$206
Real estate-one-to-four family residential:
Permanent first and second	13,827	13,856	3,383	15,749	648
Home equity loans and lines	5,957	6,055	2,749	4,788	197
Real estate-multi-family residential	—	—	—	—	—
Real estate-non-farm, non-residential:
Owner-occupied	9,165	11,663	1,321	9,461	389
Non-owner-occupied	12,691	12,691	1,069	21,264	875
Real estate-construction
Residential	24,903	24,970	4,304	20,876	859
Commercial	10,750	10,786	1,924	11,683	481
Consumer	76	80	48	81	3
Farmland	—	—	—	—	—

Total :
Commercial	$21,895	$21,938	$1,580	$22,668	$933
Real estate-one-to-four family residential	26,938	27,369	6,132	28,924	1,190
Real estate-multi-family residential	—	—	—	—	—
Real estate-non-farm, non-residential	72,630	75,300	2,390	76,092	3,131
Construction	52,571	52,777	6,228	59,133	2,434
Consumer	95	99	48	100	4
Farmland	—	—	—	—	—

Total Impaired Loans	$174,129	$177,483	$16,378	$186,915	$7,690

Impaired Loans as of December 31, 2011 (dollars in thousands)	Recorded Investment (Bank Balance)	Unpaid Principal Balance (Customer Balance)	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$11,020	$11,039	—	$17,536	$789
Real estate-one-to-four family residential:
Permanent first and second	4,802	4,944	—	11,273	507
Home equity loans and lines	325	330	—	4,503	202
Real estate-multi-family residential	476	485	—	238	11
Real estate-non-farm, non-residential:
Owner-occupied	15,853	15,949	—	25,992	1,169
Non-owner-occupied	25,232	25,232	—	29,601	1,331
Real estate-construction:
Residential	16,494	16,496	—	15,268	687
Commercial	22,140	22,140	—	21,580	970
Consumer	—	—	—	11	—
Farmland	—	—	—	—	—

With an allowance recorded:
Commercial	$15,464	$15,478	$5,351	$12,533	$564
Real estate-one-to-four family residential:
Permanent first and second	22,696	22,701	3,421	16,602	747
Home equity loans and lines	7,836	7,881	2,087	6,667	300
Real estate-multi-family residential	—	—	—	—	—
Real estate-non-farm, non-residential:
Owner-occupied	3,543	3,543	582	5,444	245
Non-owner-occupied	25,836	25,835	2,409	29,147	1,311
Real estate-construction
Residential	20,770	20,795	6,035	30,297	1,362
Commercial	7,679	7,694	751	18,850	848
Consumer	71	74	52	110	5
Farmland	—	—	—	—	—

Total :
Commercial	$26,484	$26,517	$5,351	$30,069	$1,352
Real estate-one-to-four family residential	35,659	35,856	5,508	39,045	1,756
Real estate-multi-family residential	476	485	—	238	11
Real estate-non-farm, non-residential	70,464	70,559	2,991	90,184	4,055
Construction	67,083	67,125	6,786	85,995	3,867
Consumer	71	74	52	121	5
Farmland	—	—	—	—	—
Total Impaired Loans	$200,237	$200,616	$20,688	$245,650	$11,046

In performing a specific reserve analysis on all impaired loans as of December 31, 2012, current third party appraisals were used with respect to approximately 50% of impaired loans to assist with the evaluation of collateral values for the purpose of establishing specific reserves. Other loans predominantly representing smaller individual balances were evaluated based upon current tax assessed values or estimated liquidation value of business assets. When a loan is identified as impaired and collateral dependent, a current evaluation of collateral value via third party appraisal or other valuation methodology is conducted within the calendar quarter of identification when possible but, not less than 90 days after identification. Charge-offs and specific reserves are established upon determination of collateral value. During the interim between identification of an impaired loan and receipt of a current appraisal of the related collateral, specific reserves are established based upon interim methodologies including discounted cash flow analysis, tax assessment values and review of market comparables. Costs of sale are estimated at 10% of value. Partially charged-off loans remain non-performing until such time as a viable restructuring plan is developed. Upon execution of a forbearance agreement including modified terms, an impaired loan will be re-classified from non-performing to a troubled debt restructuring, but will continue to be identified as impaired until the loan is repaid. Impaired loans which do not have a specific reserve are those loans which have been identified to have sufficient collateral coverage, based upon the fair value of collateral, to repay the entire principal balance due from collateral liquidation.

Information about new troubled debt restructurings during the years ended December 31, 2012 and 2011 is as follows (dollars in thousands):

Troubled Debt Restructurings (TDRs) – New TDRs by Loan Type	For the year ended December 31,
	2012			2011
Loan Type:	# of Loans	Pre-Modification Balance	Post-Modification Balance	# of Loans	Pre-Modification Balance	Post-Modification Balance
Commercial	1	$—	$—	2	$753	$753
Real estate-one-to-four family residential:
Permanent first and seconds	6	2,689	2,684	5	934	934
Home equity loans and lines	—	—	—	—	—	—

Total real estate-one-to-four family residential	6	$2,689	$2,684	5	$934	$934
Real estate-multi-family residential	—	$—	$—	—	$—	$—
Real estate-non-farm, non-residential:
Owner-occupied	2	6,771	6,771	1	648	648
Non-owner-occupied	1	8,000	8,000	1	1,481	1,481

Total real estate-non-farm, non-residential	3	$14,771	$14,771	2	$2,129	$2,129
Real estate-construction:
Residential	—	—	—	—	—	—
Commercial	—	—	—	1	1,355	1,355

Total real estate-construction	—	$—	$—	1	$1,355	$1,355
Farmland	—	$—	$—	—	$—	$—
Consumer	—	$—	$—	—	$—	$—

Total Loans	10	$17,460	$17,455	10	$5,171	$5,171

Troubled Debt Restructurings (TDRs) – New TDRs by Type of Restructure	For the year ended December 31,
	2012		2011
Type of Restructure:	# of Loans	Balance	# of Loans	Balance
Interest-only conversion	1	$70	1	$647
Rate reduction	7	16,046	5	2,450
Extended amortization	—	—	—	—
Deferment of principal or interest payable	—	—	1	256
Combination *	2	1,344	3	1,818
Other	—	—	—	—

Total Loans	10	$17,460	10	$5,171

*	Represents a combination of any of the above restructure types.

Information about troubled debt restructurings within the prior twelve months that defaulted during the years ended December 31, 2012 and 2011 is as follows (dollars in thousands):

Troubled Debt Restructurings (TDRs) – TDRs Restructured Within Prior 12 Months That Defaulted in Selected Periods
	Defaults occurring in 2012			Defaults occurring 2011
Loan Type:	# of Loans	Balance at Restructure	Current Balance	# of Loans	Balance at Restructure	Current Balance
Commercial	—	$—	$—	—	$—	$—
Real estate-one-to-four family residential:
Permanent first and seconds	—	—	—	—	—	—
Home equity loans and lines	—	—	—	—	—	—

Total real estate-one-to-four family residential	—	$—	$—	—	$—	$—
Real estate-multi-family residential	—	—	—	—	—	—
Real estate-non-farm, non-residential:
Owner-occupied	—	$—	$—	1	$647	$647
Non-owner-occupied	—	—	—	—	—	—

Total real estate-non-farm, non-residential	—	$—	$—	1	$647	$647
Real estate-construction:
Residential	—	—	—	—	—	—
Commercial	—	—	—	—	—	—

Total real estate-construction	—	$—	$—	—	$—	$—
Farmland	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total Loans	—	$—	$—	1	$647	$647

Note 5. Premises and Equipment, Net

Premises and equipment are stated at cost less accumulated depreciation at December 31, 2012 and 2011, as follows (dollars in thousands):

	2012	2011
Land	$1,839	$1,839
Buildings	2,814	2,810
Furniture, fixtures and equipment	18,732	17,902
Leasehold improvements	10,595	10,581

Total cost	$33,980	$33,132
Less accumulated depreciation and amortization	23,908	21,719

Net premises and equipment	$10,072	$11,413

Depreciation and amortization expense on premises and equipment amounted to $2.2 million, $2.2 million and $2.6 million in 2012, 2011 and 2010, respectively.

Note 6. Time Deposits

The aggregate amount of time deposits with a minimum denomination of $100 thousand each was approximately $266.9 million and $320.5 million at December 31, 2012 and 2011, respectively. The Bank may obtain certain deposits through the efforts of third-party brokers, although at December 31, 2012 and 2011, the Bank did not maintain any brokered deposits, exclusive of reciprocal deposits through the Certificate of Deposit Account Registry Service, or CDARS, amounting to $49.0 million and $95.9 million, respectively. Reciprocal brokered time deposits are deposits that have been placed into a deposit placement service which allows us to place our customers’ funds in FDIC-insured time deposits at other banks and at the same time, receive an equal sum of funds from customers of other banks within the deposit placement service. Scheduled maturities of all time deposits at December 31, 2012, are as follows (dollars in thousands):

2013	$292,458
2014	96,684
2015	81,108
2016	99,220
2017	56,577
2018	2,857

$628,904

Note 7. Securities Sold Under Agreements To Repurchase and Federal Funds Purchased

Securities sold under agreements to repurchase, which are classified as secured borrowings, represent both funds of significant commercial demand deposit customers, which mature one day from the transaction date, and secured transactions with other banks. As of December 31, 2012, the Company had $175.7 million in funds from customers and $75.0 million in funds from other banks. Of this $75.0 million, $25.0 million matures on March 22, 2014, and $50.0 million matures on May 2, 2018. Both of these transactions are callable by the other bank on any quarterly interest payment date. At December 31, 2011, customers’ funds were $188.3 million and the same $75.0 million in funds from other banks were outstanding. Securities sold under agreements to repurchase are reflected at the amount of cash received and are collateralized by securities in the Company’s investment securities portfolio. The securities sold under agreement to repurchase related to customers had an average balance of $255.6 million at an average rate of 0.25% for the year ended December 31, 2012, and $125.2 million at an average rate of 0.46% for the same period 2011. Also, included are wholesale agreements with an average balance of $75.0 million at an average rate of 4.52% for the twelve months ended December 31, 2012, and $75.0 million at an average rate of 4.52% for the same period for 2011. As of December 31, 2012 and 2011, there were no Federal funds purchased.

Note 8. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to 2009.

Net deferred tax assets consist of the following components at December 31, 2012 and 2011 (dollars in thousands):

	2012	2011
Deferred tax assets:
Allowance for loan losses	$15,068	$17,055
OREO fair value adjustment	1,343	1,511
OREO taxable gain	1,045	289
Premises and equipment	1,621	1,414
Impairment on securities	1,303	1,470
Accrued rents	439	427
Deferred compensation	240	192
Non-accrual loans	2,348	757
OREO expense	1,751	931
Non-qualified incentive stock options	155	126
Federal Home Loan Bank stock	2	—

	$25,315	$24,172

Deferred tax liabilities:
Securities available-for-sale	$1,606	$3,124
Federal Home Loan Bank stock	—	2

	$1,606	$3,126

Net deferred tax assets	$23,709	$21,046

The provision for income tax and its components for the years ending December 31, 2012, 2011, and 2010 are as follows (dollars in thousands):

	2012	2011	2010
Current tax expense	$15,867	$8,442	$9,041
Deferred tax (benefit) expense	(895)	4,851	665

	$14,972	$13,293	$9,706

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income from continuing operations for the years ended December 31, 2012, 2011, and 2010 due to the following (dollars in thousands):

	2012	2011	2010
Computed “expected” tax expense at 35%	$15,775	$14,134	$10,936
Increase (decrease) in income taxes resulting from:
Nondeductible expense	346	423	227
Nontaxable income	(1,149)	(1,264)	(1,457)

	$14,972	$13,293	$9,706

Note 9. Earnings Per Common Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common stockholders.

	2012		2011		2010
	Shares	Per Common Share Amount	Shares	Per Common Share Amount	Shares	Per Common Share Amount
Basic earnings per common share	31,750,958	$0.71	29,720,985	$0.73	27,603,741	$0.60
Effect of dilutive securities:
Stock options and warrants	1,951,811		1,176,826		1,272,252

Diluted earnings per common share	33,702,769	$0.67	30,897,811	$0.71	28,875,993	$0.57

Stock options for 970,452, 1,162,964 and 1,008,707 shares of common stock were not included in computing diluted earnings per share in 2012, 2011 and 2010, respectively, because their effects were anti-dilutive. Warrants for 1,500,000 and 3,404,766 shares of common stock were not included in computing earnings per share in 2011 and 2010, respectively, because their effects were also anti-dilutive.

Note 10. Commitments and Contingencies

The Company leases office space for thirty of its branch locations, its operations, mortgage lending, and construction lending departments. These non-cancellable agreements, which expire through December 2032, in some instances require payment of certain operating charges. Generally, all leases contain renewal options of one to three additional five-year terms. The total minimum lease commitment, adjusted for the effect of annual fixed increases or the Consumer Price Index, at December 31, 2012, is $24.2 million, due as follows (dollars in thousands):

Due in the year ending December 31,	2013	$4,272
	2014	3,902
	2015	3,190
	2016	2,378
	2017	1,794
	Thereafter	8,674

The total lease expense was $4.8 million in 2012, 2011 and 2010. In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities that are not presented in the accompanying financial statements. The Company does not anticipate any material losses as a result of the commitments and contingent liabilities.

Note 11. Related Party Transactions

The Company has had, and may be expected to have in the future, transactions in the ordinary course of business with executive officers and directors and their immediate families and affiliated companies (commonly referred to as related parties). In management’s opinion, these transactions are on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. All loans to executive officers and directors or their related interests are submitted to the Bank’s Board of Directors for approval. These loans do not involve more than normal risk of collectability or present any other unfavorable features. The aggregate amount outstanding on such loans at December 31, 2012 and 2011 was $34.9 million and $21.0 million, respectively. During 2012, new loans and advances amounted to $14.1 million and repayments of $271 thousand were made. Deposits from related parties held at the Bank as of December 31, 2012 and 2011 amounted to $35.6 and $27.0, respectively. The aggregate amount of other borrowings with a related party at December 31, 2012 was $7.0 million. This transaction was reviewed and approved by the Audit Committee of the Company. There were no borrowings as of December 31, 2011.

The Company has entered into employment or change of control agreements with several executive officers. The agreements include minimum annual salary commitments and/or change of control provisions. Upon termination, resignation or change in control of the Company, these individuals may receive monetary compensation as set forth in the agreements.

Note 12. Share-based Compensation Plans

The Company’s current plan, approved by stockholders and effective May 2, 2010 (the “2010 Plan”), provides for the grant of share-based awards in the form of stock options, stock appreciation rights, restricted and unrestricted stock, performance units and other awards to directors and employees. The Company has reserved 1.5 million shares of common stock for issuance under the 2010 Plan, which will remain in effect until May 2, 2020. The Company’s Personnel and Compensation Committee administers the 2010 Plan and has the authority to determine the terms and conditions of each award thereunder. To date, options granted under the 2010 Plan vest over five years and expire ten years from the grant date. Restricted stock granted under the 2010 Plan to date vests over five years, subject to certain limitations. As of December 31, 2012, there were 269,027 stock options outstanding and 121,421 shares of restricted stock granted under the 2010 Plan.

The Company’s previous plan, adopted May 29, 1998, and amended and restated in April 2007 (the “1998 Plan”), was a qualified incentive stock option plan, that was shareholder approved, and provided for the granting of options to purchase up to 2,377,158 shares of common stock at a price determined by the Board of Directors at the date of grant, but in any event no less than 100% of the fair market value. Options outstanding prior to April 26, 2010 were granted under the 1998 Plan. Options under the 1998 Plan expire no more than ten years from the grant date. Options granted under the 1998 Plan, through December 31, 2002, vested over three years, while options granted from December 31, 2002 through May 2, 2010, vested over five years.

Included in salaries and employee benefits expense for the year ended December 31, 2012, is $583 thousand of share-based compensation expense which is based on the estimated fair value of 121,421 shares of restricted stock granted between January 2010 and December 2012, and 920,376 options granted between January 2007 and December 2012, amortized on a straight-line basis over a five year requisite service period. As of December 31, 2012, there was $1.4 million remaining of total unrecognized compensation expense related to these option and restricted stock awards which will be recognized over the remaining requisite service period. There was $615 thousand and $700 thousand in share-based compensation expense in 2011 and 2010, respectively.

Restricted stock awards generally vest in equal installments over five years. The compensation expense associated with these awards is based on the grant date fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service period.

A summary of the nonvested restricted stock activity under the 2010 Plan during the year ended December 31, 2012 is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at the beginning of year	49,998	$5.93
Granted	71,423	8.89
Vested	(11,206)	8.35
Forfeited	—	—

Non-vested at end of the year	110,215	$7.67

We recognized share-based compensation expense associated with shares of restricted stock of $169 thousand for the year ended December 31, 2012.

The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model and using the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s stock and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company used a 7.2 year expected term based on analysis of past exercise behaviors for 2012, 2011 and 2010.

	2012	2011	2010
Expected volatility	33.68%	32.21%	30.59%
Expected dividends	0.00%	0.00%	0.00%
Expected term (in years)	7.2	7.2	7.2
Risk-free rate	1.10% to 1.44%	2.25% to 2.81%	2.04% to 3.50%

A summary of option activity under the 2010 Plan and 1998 Plan during the year ended December 31, 2012 is presented below:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2011	1,696,117	$8.95
Granted	84,750	8.59
Exercised	(285,951)	3.56
Forfeited	(32,263)	8.64

Outstanding at December 31, 2012	1,462,653	$9.99	4.1 years	$1,230

Exercisable at December 31, 2012	1,128,569	$10.92	3.1 years	$704

The weighted-average grant date fair value of options granted during the years 2012, 2011 and 2010 was $3.28, $2.40 and $2.49, respectively. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010, was $1.3 million, $657 thousand, and $733 thousand, respectively.

A further summary about the options outstanding and exercisable at December 31, 2012, is provided in the following table:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Remaining Contractual Life	Weighted Average Exercise Price
$ 1.00 to $ 4.99	251,954	3.13 years	$4.23	200,506	2.35 years	$4.25
$ 5.00 to $10.00	383,713	7.06 years	7.11	138,781	4.83 years	7.59
$10.01 to $15.00	569,701	2.83 years	11.53	531,997	2.67 years	11.59
$15.01 to $21.59	257,285	3.52 years	16.51	257,285	3.52 years	16.51

$ 1.00 to $21.59	1,462,653	4.11 years	$9.99	1,128,569	3.07 years	$10.92

In February 2013, a total of 34,638 shares of restricted stock were granted to sixty officers of the Company at a price of $13.49 per share. Additionally, in February 2013, 63,336 shares of restricted stock were granted to seven executive officers and eight outside directors at a price of $13.49 per share. The restricted stock has a five year vesting period.

In September 2003, the Company adopted an Employee Stock Purchase Plan. Under the plan a total of 387,400 shares of common stock, as adjusted for stock dividends and splits, were reserved for issuance to eligible employees at a price equal to at least 85% of the fair market value of the shares of common stock on the date of grant. Grants each year expire at the end of that fiscal year if not exercised by the employee. On January 25, 2012, rights to purchase 175,611 shares of common stock were granted at a per share purchase price of $7.11, equal to 85% of the fair market value of the shares at the time of the grant. Pursuant to these 2012 grants, 16,565 shares were purchased. On January 28, 2011, rights to purchase 239,391 shares of common stock were granted at a per share purchase price of $5.14, which is equal to 85% of the fair market value of the shares at the time of the grant. Pursuant to these 2011 grants, 25,332 shares were purchased. On January 28, 2010, rights to purchase 254,292 shares of common stock were granted at a per share purchase price of $4.77, which is equal to 85% of the fair market value of the shares at the time of the grant. Pursuant to these 2010 grants, 34,401 shares were purchased. On February 27, 2013, rights to purchase 120,672 shares of common stock were granted at a price of $11.49, which is equal to 85% of the fair market value of the shares at the time of the grant.

Note 13. Director Compensation

In 2012, the outside Directors were awarded a total of 12,104 shares of restricted stock under the 2010 Plan. In 2011, the outside Directors were awarded a total of 12,380 shares of restricted stock under the 2010 Plan. No shares of restricted stock or stock options were granted to the outside directors in 2010. In February 2013, 9,608 shares of restricted stock were granted to the outside directors under the 2010 plan. All unexercised stock options and unvested shares of restricted stock held by directors are included in the tables under Note 12.

Note 14. Other Borrowed Funds and Lines of Credit

The Bank maintains a $450.4 million line of credit with the Federal Home Loan Bank of Atlanta. The interest rate and term of each advance from the line is dependent upon the advance and commitment type. Advances on the line are secured by all of the Bank’s qualifying first liens and home equity lines-of-credit on one-to-four unit single-family dwellings. As of December 31, 2012, the book value of these qualifying loans totaled approximately $255.5 million and the amount of available credit using this collateral was $164.9 million. Advances on the line of credit in excess of this amount require pledging of additional assets, including other types of loans and investment securities. As of December 31, 2011, the Bank had $25.0 million in advances outstanding which matured on September 21, 2012. The Bank had a $7.0 million secured borrowing relating to two loan participations to a related party with cash flow priority as of December 31, 2012. The Bank has additional short-term lines of credit totaling $47.0 million with nonaffiliated banks at December 31, 2012, on which there were no amounts outstanding.

Note 15. Trust Preferred Capital Notes

On December 19, 2002, the Company completed a private placement issuance of $15.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust II) which issued $470 thousand in common equity to the Company. These securities bear a floating rate of interest, adjusted semi-annually, of 330 basis points over six month Libor, which as of March 13, 2013 was 3.81%. These securities have been callable at par since December 30, 2007, on any semi-annual interest payment date, but have not been redeemed to date. On December 20, 2005, the Company completed a private placement of $25.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust III) which issued $774 thousand in common equity to the Company. These securities bore a fixed rate of interest of 6.19% until February 23, 2011, at which time they converted to a floating rate, adjusted quarterly, of 142 basis points over three month Libor, which as of March 13, 2013 was 1.71%. These securities became callable at par beginning February 23, 2011.

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

Under currently effective bank capital regulatory guidelines, the Trust Preferred Securities may be included in Tier 1 capital for regulatory capital adequacy purposes up to 25.0% of Tier 1 capital after its inclusion. The portion of the trust preferred securities not qualifying as Tier 1 capital may be included as part of total qualifying capital in Tier 2 capital, subject to limitations set forth in the bank capital regulatory guidelines.

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

A summary of the contract or notional amount of the Company’s exposure to off-balance-sheet risk as of December 31, 2012 and 2011 is as follows:

(Dollars in thousands)	2012	2011
Financial instruments whose contract amounts represent credit risk:

Commitments to extend credit	$16,807	$19,820

Standby letters of credit and financial guarantees written	$60,751	$41,104

Unfunded lines of credit	$533,258	$478,241

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

The Company originates mortgage loans for sale to secondary market investors subject to contractually specified and limited recourse provisions. In 2012, the Company originated $210.1 million and sold $217.4 million to investors, compared to $155.2 million originated and $149.3 million sold in 2011. Most contracts with investors contain certain recourse language that may vary from 90 days up to one year. In general, the Company may be required to repurchase a previously sold mortgage loan or indemnify the investor if there is major non-compliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. Repurchase may also be required if necessary governmental loan guarantees are canceled or never issued, or if an investor is forced to buy back a loan after it has been re-sold as part of a loan pool. In addition, the Company may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term. The potential default period is approximately twelve months after sale of the loan to the investor. Mortgages subject to recourse are collateralized by single-family residential properties, have loan-to-value ratios of 80% or less, or have private mortgage insurance or are insured or guaranteed by an agency of the United States government.

At December 31, 2012, the Bank had rate lock commitments to originate and sell mortgage loans amounting to $34.0 million. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparty to fail to meet its obligation.

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

At December 31, 2012 and 2011, there were $1.52 billion and $1.54 billion, or 69.2% and 70.7%, respectively of total loans concentrated in commercial real estate. Commercial real estate for purposes of this note includes all construction loans, loans secured by multifamily (5+ family) residential properties and loans secured by non-farm, non-residential properties. At December 31, 2012 and 2011, construction loans represented 12.9% and 15.0% of total loans, loans secured by multifamily (5+ family) residential properties represented 3.6% and 3.5%, and loans secured by non-farm, non-residential properties represented 52.8% and 52.2%, respectively. Construction loans at December 31, 2012 and 2011 included $156.2 million and $136.7 million in loans to commercial builders of single family housing in the Northern Virginia market, representing 7.1% and 6.3% of total loans, respectively.

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

Regulations limit the payments of dividends by the Bank to the Company to the sum of the Bank’s net income (as reportable in its Call Report) during the current calendar year and the retained net income of the prior two calendar years, unless the dividend has been approved by the Federal Reserve Bank. The payment of dividends is further limited to an amount which would not reduce the capital ratios of the Bank from well capitalized. In addition, State and Federal agencies have the authority to prohibit a bank from paying a dividend if such payment is deemed to be an unsafe or unsound practice regardless of the amount of the dividend. At December 31, 2012, the Bank had $16.5 million available to dividend to the Company.

In addition, under the Agreement between the Company and United discussed in more detail in Note 1, the Company is restricted from paying dividends to its shareholders until the effective time of the Merger.

As members of the Federal Reserve System, the Company is required to maintain certain average reserve balances. For the final weekly reporting period in the years ended December 31, 2012 and 2011, the aggregate amounts of daily average required balances were approximately $7.4 million and $4.7 million, respectively.

Note 19. Employee Benefits

The Company has a 401(k) defined contribution plan covering substantially all full-time employees and provides that an employee becomes eligible to participate at the date he or she has reached the age of 21 and has completed three months of service, whichever occurs last. Under the plan, a participant may contribute up to 15% of his or her covered compensation for the year, subject to certain limitations. The Company may also make, but is not required to make, a discretionary contribution for each participant out of its current or accumulated net profits. The amount of contribution, if any, is determined on an annual basis by the Board of Directors. Contributions made by the Company totaled $474 thousand, $411 thousand and $331 thousand for the years ended December 31, 2012, 2011 and 2010, respectively

Note 20. Fair Value Measurements

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

The fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there had been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

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

A financial asset’s or liability’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Investment securities available-for-sale: Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). Currently, the Company considers its valuation of available-for-sale PreTSL securities as (Level 3). Based on financial market conditions, the Company feels that the fair values obtained from its third party vendor reflects forced liquidation and distressed sales of the PreTSL securities due to decreased volume and trading activity. Based upon management’s review of the market conditions for PreTSL securities, it was determined that an income approach valuation technique (present value) that maximizes the use of relevant observable inputs and minimized the use of unobservable inputs is more representative of fair value than the market approach valuation technique used by the third party vendor. The present value technique discounts expected future cash flows of a security to arrive at a present value. The cash flow analysis assumes discount rates equal to the credit spread at the time of purchase for each security and then added the current 3-month LIBOR forward interest rate curve. The analysis includes other assumptions in determining present value, such as recoveries on deferrals and prepayments on securities.

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a recurring basis in the financial statements for December 31, 2012 and 2011, respectively (dollars in thousands):

		Carrying value at December 31, 2012
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available-for-sale
U.S. Government Agency obligations	$392,867	$—	$392,867	$—
Pooled trust preferred securities	357	—	—	357
Obligations of states and political subdivisions	100,200	—	100,200	—

		Carrying value at December 31, 2011
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available-for-sale
U.S. Government Agency obligations	$523,987	$—	$523,987	$—
Pooled trust preferred securities	456	—	—	456
Obligations of states and political subdivisions	68,621	—	68,621	—

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

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the year ended December 31, 2012 and 2011. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

Impaired Loans: The Company does not record loans at fair value on a recurring basis. However, there are instances when a loan is considered impaired and an allowance for loan losses is established. Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on the present value of the expected future cash flows discounted at the loans effective interest rate, the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate, financial assets, personal or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. An impaired loan that is collateralized by cash is considered Level 1. The value of real estate collateral is based solely on observable cash flows, market price or a current appraisal conducted by an independent, licensed appraiser outside of the Company, or using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, additional write-downs to fair value are required, or if an appraisal of the real estate property is over a year old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant, using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans are measured at fair value on a nonrecurring basis through the allowance for loan losses. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis for December 31, 2012 and 2011, respectively (dollars in thousands):

		Carrying value at December 31, 2012
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$68,427	$1,486	$40,389	$26,552
Other real estate owned	$12,302	$—	$7,694	$4,608

		Carrying value at December 31, 2011
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$83,207	$750	$6,727	$75,730
Other real estate owned	$8,925	$—	$4,257	$4,668

At December 31, 2012 and 2011, the Company did not have any liabilities measured at fair value on a nonrecurring basis.

The following table displays quantitative information about Level 3 Fair Value Measurements for December 31, 2012 (dollars in thousands):

Quantitative information about Level 3 Fair Value Measurements for December 31, 2012
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range
Impaired loans	$11,745	Discounted appraised value	Selling cost	5% - 25%

			Discount for lack of marketability and age of appraisal	0% - 50%

	$5,815	Discounted tax assessments	Tax assessment	5% - 10%

	$8,992	Discounted cash flow	Discount for expected levels of future cash flows	10% - 50%

Other real estate owned	$4,608	Discounted appraised value	Selling cost	5% - 10%

			Discount for lack of marketability and age of appraisal	0% - 20%

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

At December 31, 2012 and 2011, the fair value of loan commitments and stand-by letters of credit were deemed immaterial, and therefore, are not included in the table below.

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2012 and 2011 are as follows:

		Fair Value Measurements as of December 31, 2012, using
(Dollars in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Financial assets:
Cash and short-term investments	$50,531	$50,531	$—	$—
Investment securities	493,424	—	493,067	357
Restricted stock	10,147	—	10,147	—
Loans held-for-sale	15,195	—	15,195	—
Loan receivables	2,142,872	1,486	40,389	2,229,735
Bank-owned life insurance	44,393	44,393	—	—
Accrued interest receivable	8,563	—	8,563	—

Financial liabilities:
Deposits	$2,245,392	$—	$2,260,622	$—
Securities sold under agreement to repurchase	250,718	190,866	75,000	—
Other borrowed funds	7,000	—	7,000	—
Trust preferred capital notes	66,827	—	73,761	—
Accrued interest payable	1,885	—	1,885	—

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2011 is as follows:

	2011
(Dollars in thousands)	Carrying Amount	Estimated Fair Value

Financial assets:

Cash and short-term investments	$82,569	$82,569

Investment securities	624,956	628,390

Restricted stock	11,214	11,214

Loans held for sale	18,485	18,485

Loan receivables	2,120,291	2,123,328

Bank owned life insurance	14,017	14,017

Accrued interest receivable	10,007	10,007

	2011
(Dollars in thousands)	Carrying Amount	Estimated Fair Value

Financial liabilities:

Deposits	$2,292,158	$2,311,842

Securities sold under agreements to repurchase	263,273	281,145

Other borrowed funds	25,000	25,733

Trust preferred capital notes	66,570	103,680

Accrued interest payable	2,418	2,418

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total capital, Tier 1 capital and Tier 1 Leverage capital. Total capital and Tier 1 capital ratios are in reference to risk-weighted assets (as defined), and the Tier 1 Leverage capital ratio is in reference to average assets. Management believes, as of December 31, 2012 and 2011, that the Company and Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2012 and 2011, the Bank was categorized as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since December 31, 2012, that management believes changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table.

(Dollars in thousands)	Actual Capital		Minimum Capital Requirement*		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2012:	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital:

Company	$336,280	14.51%	$186,533	8.00%	N/A	N/A

Bank	326,010	14.08%	186,358	8.00%	232,947	10.00%

Tier 1 Capital:

Company	$307,134	13.25%	$93,267	4.00%	N/A	N/A

Bank	296,892	12.82%	93,179	4.00%	139,768	6.00%

Tier 1 Leverage Capital:

Company	$307,134	10.29%	$119,431	4.00%	N/A	N/A

Bank	296,892	10.03%	118,347	4.00%	147,933	5.00%

As of December 31, 2011:	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital:

Company	$372,186	15.81%	$189,856	8.00%	N/A	N/A

Bank	363,911	15.47%	189,680	8.00%	$237,100	10.00%

Tier 1 Capital:

Company	$342,521	14.55%	$94,928	4.00%	N/A	N/A

Bank	334,273	14.21%	94,840	4.00%	$142,260	6.00%

Tier 1 Leverage Capital

Company	$342,521	11.61%	$118,011	4.00%	N/A	N/A

Bank	334,273	11.40%	117,684	4.00%	$147,105	5.00%

*	The minimum capital requirement for the Company is a guideline.

Note 22. Preferred Stock and Warrant

On December 12, 2008, the Company entered into a Letter Agreement (“Agreement”) with the United States Department of the Treasury (“Treasury”) under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”), whereby the Company issued and sold to the Treasury 71,000 shares of fixed rate cumulative perpetual preferred stock with a par value of $1.00 and a liquidation amount of $1,000 per share, for a total price of $71.0 million. In addition, the Treasury received a warrant to purchase 2,696,203 shares of the Company’s common stock at an exercise price of $3.95 per share. The preferred stock paid dividends quarterly, beginning February 2009, at a rate of 5% per year for the first five years, then would have increased to 9% thereafter.

On December 11, 2012, the Company repurchased all of its preferred stock that was issued to the Treasury under the TARP CPP. Pursuant to the redemption, the Treasury received from the Company $71.3 million, consisting of $71.0 million in liquidation value of the preferred stock and approximately $256 thousand in accrued and unpaid dividends for the fourth quarter of 2012. The preferred stock had a carrying value of $68.9 million prior to repayment on December 11, 2012, net of unaccreted discount. The Company accelerated the accretion of the preferred stock discount in the fourth quarter of 2012, which reduced net income available to common shareholders for the year ended December 31, 2012 by approximately $2.1 million.

The warrant has a ten year term, is immediately exercisable and remained outstanding at December 31, 2012. Pursuant to the terms of the Agreement, the Treasury will not exercise voting rights with respect to any shares of common stock it acquires upon exercise of the warrant; voting rights may be exercised by any other holder. As of December 31, 2011, and December 31, 2012, the allocated carrying value of the warrant, based on its fair value at the time of issuance, was $8.5 million.

Note 23. Condensed Financial Statements of Parent Company

Balance Sheets (in thousands)	December 31, 2012	December 31, 2011
Assets:
Cash and due from banks	$10,100	$8,120
Investment in subsidiaries	301,894	342,093
Other assets	212	204

Total Assets	$312,206	$350,417

Liabilities and Stockholders’ Equity:
Trust preferred capital notes	$66,827	$66,570
Other liabilities	70	76

Total Liabilities	$66,897	$66,646

Stockholders’ Equity	245,309	283,771

Total Liabilities and Stockholders’ Equity	$312,206	$350,417

Statements Of Income (in thousands)	Year Ended December 31,
	2012	2011	2010
Income:
Dividends from subsidiary	$71,256	$—	$3,300

Total Income	$71,256	$—	$3,300

Expenses:
Interest on trust preferred capital notes	$3,903	$3,973	$4,946
Other operating expense	1,496	1,524	1,835

Total Expenses	$5,399	$5,497	$6,781

Income before income tax (benefit) and equity in undistributed (distributed) earnings of subsidiary	$(5,399)	$(5,497)	$(3,481)
Income tax (benefit)	(1,624)	(1,592)	(2,144)

	$(3,775)	$(3,905)	$(1,337)
Equity in undistributed (distributed) earnings of subsidiary	(37,381)	30,995	22,877

Net income	$30,100	$27,090	$21,540

Statements Of Cash Flows (in thousands)	Year Ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities:
Net income	$30,100	$27,090	$21,540
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in distributed (undistributed) earnings of subsidiary	37,381	(30,995)	(22,877)
Stock option expense	583	615	700
Decrease in other assets	(8)	667	1,301
Increase (decrease) in other liabilities	251	145	257

Net cash provided by (used in) operating activities	$68,307	$(2,478)	$921

Cash Flows from Financing Activities:
Dividends paid	$(3,807)	$(3,549)	$(3,551)
Net proceeds from issuance of capital stock	6,086	2,501	9,275
Preferred stock redemption	(71,000)	—	—
Proceeds from exercise of stock options and warrants	2,394	4,130	702

Net cash provided by (used in) financing activities	$(66,327)	$3,082	$6,426

Change in cash and cash equivalents	$1,980	$604	$7,347
Beginning	8,120	7,516	169

Ending	$10,100	$8,120	$7,516

Note 24. Quarterly Financial Information (Unaudited)

Selected financial information for the quarterly periods of 2012 and 2011 is presented below (dollars in thousands except per share data):

	2012 Quarters
	First	Second	Third	Fourth
Interest income	$34,005	$33,643	$32,863	$32,427
Interest expense	7,226	6,726	6,495	5,824

Net interest income	$26,779	$26,917	$26,368	$26,603
Provision for loan losses	5,994	3,162	3,111	2,559

Net interest income after provision for loan losses	$20,785	$23,755	$23,257	$24,044
Non-interest income	4,949	3,421	4,725	4,375
Non-interest expense	16,627	15,557	15,212	16,843

Income before taxes	$9,107	$11,619	$12,770	$11,576
Income tax expense	2,965	3,899	4,284	3,824

Net income	$6,142	$7,720	$8,486	$7,752

Dividend on preferred stock	$1,363	$1,363	$1,364	$3,522

Net income available to common stockholders	$4,779	$6,357	$7,122	$4,230

Net income per common share:
Basic	$0.15	$0.20	$0.22	$0.13
Diluted	$0.14	$0.19	$0.21	$0.12

	2011 Quarters
	First	Second	Third	Fourth
Interest income	$35,517	$35,638	$35,403	$35,286
Interest expense	9,334	8,850	8,674	8,184

Net interest income	$26,183	$26,788	$26,729	$27,102
Provision for loan losses	5,843	1,434	3,933	3,639

Net interest income after provision for loan losses	$20,340	$25,354	$22,796	$23,463
Non-interest income (charges)	1,476	2,256	1,940	2,473
Non-interest expense	14,450	14,520	14,893	15,852

Income before taxes	$7,366	$13,090	$9,843	$10,084
Income tax expense	2,400	4,254	3,277	3,362

Net income	$4,966	$8,836	$6,566	$6,722

Dividend on preferred stock	$1,315	$1,348	$1,349	$1,288

Net income available to common stockholders	$3,651	$7,488	$5,217	$5,434

Net income per common share:
Basic	$0.13	$0.25	$0.18	$0.18
Diluted	$0.12	$0.24	$0.17	$0.17

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

On September 29, 2010, the Company issued 1,904,766 shares of its common stock at a price of $5.25 per share in a registered direct placement with several institutional investors for total gross proceeds of $10.0 million. In addition, the Company issued to the investors warrants exercisable for shares of common stock. The warrants each had an exercise price of $6.00 per share, which represents a 14.3% premium to the offering price of the shares of common stock sold in the registered direct placement. The Series A warrants were exercisable through April 30, 2011, and 130,851 were exercised as of that date. The 952,383 Series B warrants originally were to expire on September 29, 2011, but on September 27, 2011, the expiration date of 904,764 of the Series B Warrants was extended to January 27, 2012, with 47,619 warrants having been exercised prior to the warrant extension. Following the extension, in the fourth quarter of 2011, an additional 47,619 Series B warrants were exercised. As of December 31, 2011, 857,145 of the Series B warrants remained outstanding. During January 2012, the remaining 857,145 Series B warrants were exercised.

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

The Bank has four wholly owned subsidiaries, Northeast Land and Investment Company, Tombstone Land Company and Canova Land and Investment Company, all Virginia corporations, organized to hold and market foreclosed real estate, and Virginia Commerce Insurance Agency, L.L.C., which has been inactive since its inception.

On December 31, 2012, the Company had 330 full-time equivalent employees, including seven executive officers. None of the Company’s employees presently is represented by a union or covered under a collective bargaining agreement. Management of the Company believes that its employee relations are satisfactory. The Company does not have any employees that are not also employees of the Bank.

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

From time to time, new legislation or regulations are adopted which increase the cost of doing business, limit or expand permissible activities, or otherwise affect the competitive balance between banks and other financial institutions. For a summary of the regulations that apply to the Company’s and the Bank’s operations, including a summary of recent regulatory changes, please see “Regulation, Supervision, and Governmental Policy” beginning on page 93.

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

The Bank’s goal is to build and maintain a commercial loan portfolio consisting of term loans, lines of credit, commercial real estate and construction loans provided primarily to locally-based borrowers. Additionally, installment loans and personal lines of credit, as well as residential mortgages, are made available to consumer customers. Commercial loans are generally considered to have a higher degree of risk of default or loss than other types of loans, such as residential real estate loans, because repayment may be affected by general economic conditions, interest rates, the quality of management of the business, and other factors which may cause a borrower to be unable to repay its obligations. General economic conditions can directly or indirectly affect the quality of a small and mid-sized business loan portfolio. The Bank manages the loan portfolio to avoid high concentrations of similar industry loan types and/or property types in relation to total qualifying capital. The Bank aims for commercial construction loans to make up 50-75% of total qualifying capital, residential builder construction loans 50-75%, non-farm non-residential real estate loans 250-350%, and residential mortgages and home equity loans 100-200%, commercial loans 125-200% and consumer installment and personal loans 25-50%. There can however, be no assurance that the Bank will be able to achieve or maintain this distribution of loans. At December 31, 2012, the loan portfolio’s actual composition compared to total qualifying capital consisted of approximately 34% commercial construction loans, 52% residential builder construction loans, 354% non-farm non-residential real estate loans, 147% residential mortgages and home equity loans, 80% commercial loans and 3% consumer installment and personal loans.

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

Loan business is generated primarily through referrals and direct-calling efforts. Referrals of loan business come from directors, stockholders, current customers and professionals such as lawyers, accountants and financial intermediaries.

At December 31, 2012, the Banks statutory lending limit to any single borrower was $48.9 million subject to certain exceptions provided under applicable law. As of December 31, 2012, the Bank was in compliance with its statutory legal lending limit.

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

Regulatory Reform. The financial crisis of 2008, including the downturn of global economic, financial and money markets and the treat of collapse of numerous financial institutions, and other recent events have led to the adoption of numerous new laws and regulations that apply to, and focus on, financial institutions. As a result, the Company is experiencing a period of rapidly changing regulations. These regulatory changes could have a significant impact on how the Company conducts its business. Many of these regulatory changes – including those contained within the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) – remain subject to ongoing rulemaking and other regulatory processes, and the Company cannot yet predict the specific implications of these and other proposed regulatory reforms.

BHCA – Activities and other Limitations. The BHCA requires approval of the Federal Reserve Board for, among other things, the acquisition by a proposed bank holding company of control of more than five percent (5%) of the voting shares, or substantially all the assets, of any bank or the merger or consolidation by a bank holding company with another bank holding company. The BHCA also generally permits the acquisition by a bank holding company of control or substantially all the assets of any bank located in a state other than the home state of the bank holding company, except where the bank has not been in existence for the minimum period of time required by state law, but if the bank is at least 5 years old, the Federal Reserve Board may approve the acquisition.

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

The Dodd-Frank Act amended provisions of the BHCA and (corresponding provisions of the Federal Deposit Insurance Act) to require that a bank holding company be well capitalized and well managed before the Federal Reserve will approve an interstate bank acquisition or merger.

The Federal Reserve has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of an institution’s capital. These guidelines are substantially similar to those which are applicable to the Bank, discussed below.

Securities and Exchange Commission. The Company must file annual, quarterly and other periodic reports with the Securities and Exchange Commission (the “SEC”). The Company must comply with other rules and regulations of the SEC, including the corporate responsibility and accounting reform legislation known as the Sarbanes-Oxley Act of 2002 (the “SOX Act”).

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

In addition to the risk-based capital requirements, the Federal Reserve Board has established a minimum 3.0% Leverage Capital Ratio (Tier 1 capital to total adjusted assets) requirement for the most highly-rated banks, with an additional cushion of at least 100 to 200 basis points for all other banks, which effectively increases the minimum Leverage Capital Ratio for such other banks to 4.0% – 5.0% or more. The highest-rated banks are those that are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, those which are considered a strong banking organization. A bank having less than the minimum Leverage Capital Ratio requirement shall, within 60 days of the date as of which it fails to comply with such requirement, submit a reasonable plan describing the means and timing by which the bank shall achieve its minimum Leverage Capital Ratio requirement. A bank which fails to file such plan is deemed to be operating in an unsafe and unsound manner, and could subject a bank to a cease-and-desist order. Any insured depository institution with a Leverage Capital Ratio that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the Federal Deposit Insurance Act (the “FDIA”) and is subject to potential termination of deposit insurance. However, such an institution will not be subject to an enforcement proceeding solely on account of its capital ratios, if it has entered into and is in compliance with a written agreement to increase its Leverage Capital Ratio and to take such other action as may be necessary for the institution to be operated in a safe and sound manner. The capital regulations also provide, among other things, for the issuance of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital or to restore its capital to the minimum capital requirement within a specified time period. Such directive is enforceable in the same manner as a final cease-and-desist order. At December 31, 2012, the Bank’s Tier 1 risk based capital ratio was 12.82%, its Total risk based capital ratio was 14.08% and its Leverage Capital ratio was 10.03%. At December 31, 2012, the Company’s Tier 1 Capital was 13.25%, its Total Capital was 14.51% and its Leverage Capital ratio was 10.29%.

Basel III Capital Framework. In June 2012, the federal bank regulatory agencies proposed (i) rules to implement the Basel III capital framework as outlined by the Basel Committee on Banking Supervision, and (ii) rules for calculating risk-weighted assets. The federal bank regulatory agencies have delayed the implementation of Basel III and the new risk-weighted assets calculations to consider comments received on the proposed rules. The timing for the agencies’ publication of revised proposed rules regarding, or final rules to implement, Basel III and the new risk-weighted assets calculations is uncertain.

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

When fully phased in, Basel III would require banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total (that is, Tier 1 plus

Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

Basel III also provides for a “countercyclical capital buffer,” generally designed to absorb losses during periods of economic stress and to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk. This buffer would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).

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

Implementation of the deductions and other adjustments to CET1 are currently expected to be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer is expected to begin at 0.625% and be phased in over a four-year period (increasing by that amount each year, until it reaches 2.5%).

In connection with proposing rules to adopt the Basel III capital framework, the federal banking regulators also proposed revisions to the general rules for calculating a banking organization’s total risk-weighted assets (the denominator for risk-based capital ratios) (such revisions, the “Standardized Approach”). If adopted as proposed, the Standardized Approach would modify the risk-weightings that are applied to many classes of assets held by community banks, importantly including by applying higher risk-weightings to certain “higher risk” mortgage loans and commercial real estate loans that are frequently held in a community bank’s loan portfolio.

The regulations ultimately applicable to the Company may be substantially different from the Basel III or Standardized Approach proposed rules that were issued in June 2012. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income and return on equity.

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

An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate federal banking agency within 45 days of the date the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the applicable agency. An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. Such guaranty shall be limited to the lesser of (i) an amount equal to 5.0% of the institution’s total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary at such time to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized. Such a guaranty shall expire after the federal banking agency notifies the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. An institution which fails to submit a written capital restoration plan within the requisite period, including any required performance guaranty, or fails in any material respect to implement a capital restoration plan, shall be subject to the restrictions in Section 38 of the FDIA which are applicable to significantly undercapitalized institutions. At December 31, 2012, the Company and Bank were each considered to be a “well capitalized” institution for purposes of Section 38 of the FDIA.

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

As a result of the volatility and instability in the financial system during 2008 and of the subsequent economic conditions through 2010, 2011 and 2012, the Congress, the bank regulatory authorities and other government agencies have called for proposed or adopted additional regulation and restrictions on the activities, practices and operations of banks and their holding companies. In addition to proposals that relate to institutions, such as the Company, that have accepted investments from, or sold troubled assets to, the Department of the Treasury or other government instrumentalities, or otherwise participate in government programs intended to promote financial stabilization, the Congress and the federal banking agencies have broad authority to require all banks and holding companies to adhere to more rigorous or costly operating procedures, corporate governance procedures, or to engage in activities or practices which they would not otherwise elect. As summarized below, the Dodd-Frank Act represents a sweeping overhaul of the financial services industry within the United States, mandates significant changes in the financial regulatory landscape that will likely impose additional regulatory requirements on the Company and the Bank. Any such additional requirement could adversely affect the Company’s and Bank’s business and results of operations.

The Dodd-Frank Act. On July 21, 2010, financial regulatory reform legislation entitled the Dodd-Frank Act was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that will affect all bank holding companies and banks, including the Company and the Bank. Such provisions affecting the business of the Company and the Bank include the following:

•

Insurance of Deposit Accounts. The Dodd-Frank Act changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital. The Dodd-Frank Act also made permanent the $250,000 limit for federal deposit insurance and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000.

•

Payment of Interest on Demand Deposits. The Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•

Creation of the Consumer Financial Protection Bureau. The Dodd-Frank Act centralized significant aspects of consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (the “CFPB”), which is discussed in more detail below.

•

Debit Card Interchange Fees. The Dodd-Frank Act amended the Electronic Fund Transfer Act (“EFTA”) to, among other things, require that debit card interchange fees be reasonable and proportional to the actual cost incurred by the issuer with respect to the transaction. In June 2011, the Federal Reserve Board adopted regulations setting the maximum permissible interchange fee as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction if the issuer implements additional fraud-prevention standards. Although issuers that have assets of less than $10 billion are exempt from the Federal Reserve Board’s regulations that set maximum interchange fees, these regulations are expected to significantly affect the interchange fees that financial institutions with less than $10 billion in assets are able to collect.

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

•

Impose comprehensive regulation of the over-the-counter derivatives market, subject to significant rulemaking processes, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself.

•

Require depository institutions with total consolidated assets of more than $10 billion to conduct regular stress tests and require large, publicly traded bank holding companies to create a risk committee responsible for the oversight of enterprise risk management.

•	Prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (the “Volker Rule”).

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders that apply to all public companies, not just financial institutions.

Many aspects of the Dodd-Frank Act remain subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company and the Bank or their customers or the financial industry more generally. Some of the rules that have been proposed and, in some cases, adopted to comply with the Dodd-Frank Act’s mandates are discussed further below.

Insurance of Accounts, Assessments and Regulation by the FDIC. The Bank’s deposits are insured by the DIF of the FDIC up to the standard maximum insurance amount for each deposit ownership category. As of January 1, 2013, the basic limit on FDIC deposit insurance coverage is $250,000 per depositor. Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC, subject to administrative and potential judicial hearing and review processes.

Deposit Insurance Assessments. The DIF is funded by assessments on banks and other depository institutions. As required by the Dodd-Frank Act, in February 2011, the FDIC approved a final rule that changed the assessment base for

DIF assessments from domestic deposits to average consolidated total assets minus average tangible equity (defined as Tier 1 capital). In addition, as also required by the Dodd-Frank Act, the FDIC has adopted a new large-bank pricing assessment scheme, and set a current target “designated reserve ratio” (described in more detail below) of 2 percent for the DIF, and established a lower assessment rate schedule when the reserve ratio reaches 1.15 percent and, in lieu of dividends, provides for a lower assessment rate schedule, when the reserve ratio reaches 2 percent and 2.5 percent.

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

Limits on Dividends. The Company is a legal entity that is separate and distinct from the Bank. A significant portion of the revenues of the Company result from dividends paid to it by the Bank. Both the Company and the Bank are subject to laws and regulations that limit the payment of dividends, including limits on the sources of dividends and requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that Virginia banking organizations should generally pay dividends only (1) from net undivided profits of the bank, after providing for all expenses, losses, interest and taxes accrued or due by the bank, and (2) if the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. In addition, the FDIA prohibits insured depository institutions such as the Bank from making capital distributions, including paying dividends, if, after making such distribution, the institution would become undercapitalized as defined in the statute.

Consumer Protection. The Dodd-Frank Act created the CFPB, a federal regulatory agency that is responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets and, to a lesser extent, smaller institutions. The Dodd-Frank Act gives the CFPB authority to supervise and regulate providers of consumer financial products and services, and establishes the CFPB’s power to act against unfair, deceptive or abusive practices, and gives the CFPB rulemaking authority in connection with numerous federal consumer financial protection laws (for example, but not limited to, the Truth-in-Lending Act and the Real Estate Settlement Procedures Act, and many other federal laws related to the Bank’s residential mortgage banking operations).

As a smaller institution (i.e., with assets of $10 billion or less), most consumer protection aspects of the Dodd-Frank Act will continue to be applied to the Company by the Federal Reserve and to the Bank by the FDIC and the Virginia State Corporation Commission Bureau of Financial Institutions. However, the CFPB may include its own examiners in regulatory examinations by a small institution’s prudential regulators and may require smaller institutions to comply with certain CFPB reporting requirements. In addition, regulatory positions taken by the CFPB and administrative and legal precedents established by CFPB enforcement activities, including in connection with supervision of larger bank holding companies, could influence how the Federal Reserve and FDIC apply consumer protection laws and regulations to financial institutions that are not directly supervised by the CFPB. The precise effect of the CFPB’s consumer protection activities on the Company cannot be forecast.

Confidentiality and Required Disclosures of Customer Information. The Company is subject to various laws and regulations that address the privacy of nonpublic personal financial information of customers. Federal banking laws and regulations generally protect against the transfer and use by financial institutions of consumer nonpublic person information. A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided and the customer is given the opportunity to opt out of such disclosure.

The Company is also subject to various laws and regulations that attempt to combat money laundering and terrorist financing. The Bank Secrecy Act requires all financial institutions to, among other things, create a system of controls designed to prevent money laundering and the financing of terrorism, and imposes recordkeeping and reporting requirements. The USA Patriot Act facilitates information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering, and requires financial institutions to establish anti-money laundering programs. The Federal Bureau of Investigation (the “FBI”) sends banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities, and requests banks to search their records for any relationships or transactions with persons on those lists. If the Bank finds any relationships or transactions, it must fine a suspicious activity report with the Treasury and contact the FBI. The Office of Foreign Assets Control (the “OFAC”), which is a division of the Treasury, is responsible for helping to ensure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. If the Bank finds a name of an “enemy” of the United States on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report with the Treasury and notify the FBI.

Although these laws and programs impose compliance costs and create privacy obligations and, in some cases, reporting obligations, these laws and programs do not materially affect the Bank’s products, services or other business activities.

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

The Bank leases twenty-eight office locations: the Alexandria Office, located at 1414 Prince Street, Alexandria, Virginia, consists of 2,500 square feet; the McLean Office, located at 1356 Chain Bridge Road, McLean, Virginia, consists of 1,625 square feet; the Williamsburg Boulevard Office, located at 6500 Williamsburg Road, Arlington, Virginia, consists of 1,781 square feet; the Annandale Office, located at 4230 John Marr Drive, Annandale, Virginia, consists of 2,400 square feet; the Fairfax Office, located at 4021 University Drive, Fairfax Virginia, consists of 3,000 square feet; the Vienna Office, located at 374 Maple Avenue, Vienna, Virginia, consists of 5,831 square feet; the King Street Office, located at 506 King Street, Alexandria Virginia, consists of 1,484 square feet; the Chantilly Office, located at 13881 G Metrotech Drive, Chantilly Virginia, consists of 1,950 square feet; the Lake Ridge office, located at 2030 Old Bridge Road, Lake Ridge, Virginia consists of 2,492 square feet; the Reston Office, located at 11820 Spectrum Center, Reston Virginia consists of 3,700 square feet; the Mount Vernon office, located at 7901 Richmond Highway, Alexandria, Virginia, consists of 2,831 square feet; the Walney Road office, located at 4221Walney Road, Chantilly, Virginia, consists of 2,661 square feet; the Del Ray office, located at 2401 Mount Vernon Avenue, Alexandria, Virginia, consists of 1,750 square feet; the Tysons Corner office, located at 8251 Greensboro Drive, McLean, Virginia, consists of 1,801 square feet; the Battlefield office, located at 10830 Balls Ford Road, Manassas, Virginia, consists of 7,409 square feet; the Newington office, located at 7830 Backlick Road, Springfield, Virginia, consists of 2,778 square feet; the Signal Hill office, located at 9161 Liberia Avenue, Manassas, Virginia, consists of 3,613 square feet; the Ryan Park office, located at 21885 Ryan Center Way, Ashburn, Virginia, consists of 2,656 square feet; the Courthouse Road office, located at 10800 A Courthouse Road, Fredericksburg, Virginia, consists of

3,000 square feet; the Centre Ridge office, located at 6335 Multiplex Drive, Centreville, Virginia, consists of 2,870 square feet; the Leesburg office, located at 341 East Market Street, Leesburg, Virginia, consists of 2,705 square feet; the Central Park office, located at 1304 Central Park Blvd., Fredericksburg, Virginia, consists of 3,000 square feet; the Dulles Trade Center office, located at 23510 Overland Drive, Sterling, Virginia, consists of 3,000 square feet; the Falls Church office, located at 7116 Leesburg Pike, Falls Church, Virginia, consists of 2,014 square feet; the Princeton Woods office, located at 17054 Jefferson Davis Highway, Dumfries, Virginia, consists of 3,000 square feet; the Fairfax Lending office, located at 4221 Walney Road, Chantilly, Virginia, consists of 17,273 square feet; the Leesburg Lending office, located at 50 Catoctin Circle, Leesburg, Virginia, consists of 1,638 square feet; and the Bank’s operations center, located at 14201 Sullyfield Circle, Chantilly, Virginia consists of 28,725 square feet. Generally the leases contain renewal option clauses for one or two additional five-year terms, and in some instances require payment of certain operating charges. The total rental expense under the leases was $4.8 million in 2012. The total minimum rental commitment under the leases as of December 31, 2012, is as follows: $4.3 million for 2013, $3.9 million for 2014, $3.2 million for 2015, $2.4 for 2016 and $10.4 million for 2017 and beyond.

MARKET PRICE OF STOCK AND DIVIDENDS

The Company’s stock is traded on the Nasdaq Global Select Market under the symbol “VCBI”. Set forth below is the range of high and low sales prices (adjusted for stock dividends and splits), as reported by Nasdaq, for each full quarterly period within the two most recent fiscal years.

MARKET PRICE OF STOCK

	2012		2011
Quarter	High	Low	High	Low
First	$9.66	$7.39	$6.37	$5.49

Second	$9.13	$7.46	$6.09	$5.35

Third	$8.83	$7.82	$6.55	$5.45

Fourth	$9.49	$8.38	$7.88	$5.56

The Company has not paid cash dividends to its shareholders since 1995, electing to retain earnings for funding the growth of the Company and its business. The Company currently anticipates continuing the policy of retaining earnings. The ability of the Company to pay dividends, should it elect to do so, depends largely upon the ability of the Bank to declare and pay dividends to the Company, as the principal source of the Company’s revenue is dividends paid by the Bank. Future dividends will depend primarily upon the Bank’s earnings, financial condition, and need for funds, as well as governmental policies and regulations applicable to the Company and the Bank, which limit the amount that may be paid as dividends without prior approval. In addition, under the Agreement between the Company and United discussed in more detail in Note 1 to the Consolidated Financial Statement, the Company is restricted from paying dividends to its shareholders until the effective time of the merger.

As of March 8, 2013, the Company had 498 stockholders of record, and an aggregate of approximately 2,300 beneficial owners.

Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth information regarding outstanding options and other rights to purchase common stock granted under the Company’s equity compensation plans as of December 31, 2012:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,572,868	$9.81	1,377,986	(2)

Equity compensation plans not approved by security holders	—	—	—

Total	1,572,868	$9.81	1,377,986

(1)	Consists of the Company’s 1998 Stock Option Plan, 2010 Equity Plan and the 2003 Employee Stock Purchase Plan. For additional information, see Notes 12 and 13 to the Consolidated Financial Statements.
(2)	Consists of 1,108,152 shares available for issuance under the 2010 Equity Plan and 269,834 shares available for issuance under the 2003 Employee Stock Purchase Plan, of which none are subject to rights to purchase at December 31, 2011. In connection with the stockholders’ approval of the 2010 Equity Plan on April 26, 2010, no new awards may be granted under the 1998 Stock Option Plan.

Issuer Repurchases of Common Stock. No shares of the Company’s common stock were repurchased by or on behalf of the Company during 2012.

STOCK PERFORMANCE COMPARISON

The following table compares the cumulative total return on a hypothetical investment of $100 in Virginia Commerce Bancorp’s common stock at the closing price on December 31, 2007 through December 31, 2012, with the hypothetical cumulative total return on the Nasdaq Stock Market Index (Total U.S.) and the Nasdaq Bank Index for the comparable period.

	December 31,
	2007	2008	2009	2010	2011	2012

Virginia Commerce Bancorp, Inc.	$100.00	$48.48	$35.17	$57.95	$72.49	$83.93
Nasdaq Stock Market Index – (Total U.S.)	$100.00	$59.46	$85.55	$100.02	$98.22	$113.85
Nasdaq Bank Index	$100.00	$76.08	$62.00	$64.13	$60.75	$70.34

Annual Meeting of Stockholders

The annual meeting of stockholders of Virginia Commerce Bancorp, Inc. will be held at 4:00 pm on Wednesday, April 24, 2013, at The Washington Golf and Country Club, 3017 North Glebe Road, Arlington, Virginia.

Annual Report on Form 10-K

A copy of Form 10-K as filed with the Securities and Exchange Commission is available without charge to stockholders upon written request to:

Krista DiVenere

Vice President, Finance

Virginia Commerce Bancorp, Inc.

14201 Sullyfield Circle, Suite 500

Chantilly, Virginia 20151

Internet Access To Company Documents

The Company provides access to its SEC filings through the Bank’s web site at www.vcbonline.com. After accessing the web site, the filings are available upon selecting “Investor Relations/Financial Documents/SEC Filings.” Reports available include, but are not limited to the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed or furnished to the SEC.

FINANCIAL STATEMENTS AND EXHIBITS

The following financial statements are included in this report:

Consolidated Balance Sheets at December 31, 2011 and 2012

Consolidated Statements of Income for the years ended December 31, 2010, 2011and 2012

Consolidated Statement of Comprehensive Income for the years ended December 31, 2010, 2011and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2011and 2012

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2010, 2011and 2012

Notes to the Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

All financial statement schedules have been omitted as the required information is either inapplicable or included in the consolidated financial statements or related notes.

Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated as of January 29, 2013, by and between United Bankshares, Inc. and Virginia Commerce Bancorp, Inc. (20)

3.1	Articles of Incorporation of Virginia Commerce Bancorp, Inc., as amended (1)

3.2	Articles of Amendment to the Articles of Incorporation relating to the Series A Preferred Stock (2)

3.3	Amended and Restated Bylaws of Virginia Commerce Bancorp, Inc. (3)

3.4	Amendment to the Amended and Restated By-laws of Virginia Commerce Bancorp, Inc. (4)

4.1	Junior Subordinated Indenture, dated as of December 19, 2002 between Virginia Commerce Bancorp, Inc. and The Bank of New York, as Indenture Trustee (5)

4.2	Amended and Restated Declaration of Trust, dated as of December 19, 2002 among Virginia Commerce Bancorp, Inc., The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and Peter A. Converse, William K. Beauchesne and Marcia J. Hopkins as Administrative Trustees (5)

4.3	Guarantee Agreement dated as of December 19, 2002, between Virginia Commerce Bancorp, Inc. and The Bank of New York, as Guarantee Trustee (5)

4.4	Junior Subordinated Indenture, dated as of December 20, 2005 between Virginia Commerce Bancorp, Inc. and Wilmington Trust Company, as Trustee, (5)

4.5	Amended and Restated Declaration of Trust, dated as December 20, 2005, between Virginia Commerce Bancorp, Inc. and Wilmington Trust Company, as Delaware Trustee and Institutional Trustee, and Peter A. Converse, William K. Beauchesne and Marcia J. Hopkins as Administrative Trustees (5)

4.6	Guarantee Agreement dated as of December 20, 2005, between Virginia Commerce Bancorp, Inc. and Wilmington Trust Company, as Guarantee Trustee (5)

4.7	Junior Subordinated Indenture, dated as of September 24, 2008, between Virginia Commerce Bancorp, Inc. and Wilmington Trust Company, as Indenture Trustee (6)

4.8	Amended and Restated Declaration of Trust, dated as of September 24, 2008 among Virginia Commerce Bancorp, Inc., Wilmington Trust Company, as Property Trustee, Wilmington Trust Company (Delaware), as Delaware Trustee, and Peter A. Converse, William K. Beauchesne and Jennifer Manning as Administrative Trustees (6)

4.9	Guarantee Agreement dated as of September 24, 2008, between Virginia Commerce Bancorp, Inc. and Wilmington Trust Company, as Guarantee Trustee (6)

4.10	Warrant to Purchase Common Stock issued in connection with 2008 Trust Preferred Securities (6)

4.11	Warrant to Purchase Common Stock issued pursuant to Capital Purchase Program (7)

Exhibit No.	Description

4.13	Form of Common Stock Purchase Warrant (8)

10.1*	Amended and Restated 1998 Stock Option Plan (9)

10.2*	Virginia Commerce Bancorp, Inc. Amended and Restated Employee Stock Purchase Plan (10)

10.3*	2007 Virginia Commerce Bank Executive and Director Deferred Compensation Plan (11)

10.4*	Description of Change in Control Arrangement with CEO (12)

10.5*	Virginia Commerce Bancorp, Inc. 2010 Equity Plan (13)

10.6	Form of TARP-Compliant Restricted Stock Agreement (for employee) under the Virginia Commerce Bancorp, Inc. 2010 Equity Plan (14)

10.9	Form of Restricted Stock Agreement (for employee) under the Virginia Commerce Bancorp, Inc. 2010 Equity Plan (15)

10.10	Form of Incentive Stock Option Agreement (for employee) under the Virginia Commerce Bancorp, Inc. 2010 Equity Plan (16)

10.11	Securities Purchase Agreement, dated as of March 21, 2011, among Virginia Commerce Bancorp, Inc. and an affiliated investor identified therein (8)

10.12*	Virginia Commerce Bancorp, Inc. Executive Incentive Plan (17)

10.13*	Schedule of Virginia Commerce Bancorp, Inc. Non-Employee Directors’ Compensation(13)

10.14*	Employment Agreement, dated as of March 1, 2012, by and among Virginia Commerce Bancorp, Inc., Virginia Commerce Bank and Peter A. Converse (18)

10.15*	Employment Agreement, dated as of March 1, 2012, between Virginia Commerce Bancorp, Inc., Virginia Commerce Bank and Mark S. Merrill (18)

10.16*	Employment Agreement, dated as of March 1, 2012, between Virginia Commerce Bank and Richard B. Anderson, Jr. (18)

10.17*	Employment Agreement, dated as of March 1, 2012, between Virginia Commerce Bank and Steven A. Reeder (18)

10.18*	Employment Agreement, dated as of March 1, 2012, between Virginia Commerce Bank and Patricia M. Ostrander (18)

10.19*	Employment Agreement, dated as of March 1, 2012, between Virginia Commerce Bank and Christopher J. Ewing (18)

10.20*	Form of Employee Proprietary Information and Non-Solicitation Agreement, dated as of March 31, 2011, between Virginia Commerce Bank and certain employees (13)

10.21*	Form of Restricted Stock Agreement (for non-employee director) under the Virginia Commerce Bancorp, Inc. 2010 Equity Plan (approved February 22, 2012) (13)

10.22*	Form of Restricted Stock Agreement (for employee) under the Virginia Commerce Bancorp, Inc. 2010 Equity Plan (approved February 22, 2012) (13)

10.23*	Form of TARP-Compliant Restricted Stock Agreement (for employee) under the Virginia Commerce Bancorp, Inc. 2010 Equity Plan (approved February 22, 2012) (13)

10.24	Letter Agreement, dated December 11, 2012, between Virginia Commerce Bancorp, Inc. and the United States Department of the Treasury (19)

11	Statement Regarding Computation of Per Share Earnings See Note 9 to the Consolidated Financial Statements

21	Subsidiaries of the Registrant

23	Consent of Yount, Hyde & Barbour, P.C., Independent Registered Public Accounting Firm

31.1	Certification of Peter A. Converse, Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Mark S. Merrill, Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Peter A. Converse, Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Mark S. Merrill, Chief Financial Officer pursuant to 18 U.S.C. Section 1350

99.1	Certification of Principal Executive Officer, Peter A. Converse, Chief Executive Officer pursuant to 31 C.F.R. Section 30.15

99.2	Certification of Principal Financial Officer, of Mark S. Merrill, Chief Financial Officer pursuant to 31 C.F.R. Section 30.15

101	The following materials from Virginia Commerce Bancorp, Inc.’s annual report on Form 10-K for the year ended December 31, 2012 formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Financial Statements

*	Indicates management contract.
(1)	Incorporated by reference to exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
(2)	Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 15, 2008.
(3)	Incorporated by reference to exhibit 3.2 to the Company’s Current Report on Form 8-K filed July 27, 2007.
(4)	Incorporated by reference to exhibit 3.4 to the Company’s Current Report on Form 8-K filed on January 28, 2011.
(5)	Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation S-K. Virginia Commerce Bancorp, Inc. agrees to provide a copy of these documents to the Commission upon request.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 25, 2008.
(7)	Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 15, 2008.
(8)	Incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K filed on March 22, 2011.
(9)	Incorporated by reference to exhibit 4 to the Company’s Registration Statement on Form S-8 filed on April 30, 2007 (No. 333-142447).
(10)	Incorporated by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
(11)	Incorporated by reference to exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
(12)	Incorporated by reference to exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
(13)	Incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K filed on March 14, 2012
(14)	Incorporated by reference to exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 2, 2010.
(15)	Incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 28, 2011.
(17)	Incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K filed on November 1, 2011.(18) Incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K filed on March 7, 2012.
(19)	Incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K filed on December 11, 2012.
(20)	Incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K filed on January 31, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRGINIA COMMERCE BANCORP, INC.

By:	/s/ Peter A. Converse
Peter A. Converse, President and Chief
Executive Officer

Dated: March 14, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Leonard Adler	Director	March 14, 2013
Leonard Adler

/s/ Michael G. Anzilotti	Director	March 14, 2013
Michael G. Anzilotti

/s/ Thomas E. Burdette	Director	March 14, 2013
Thomas E. Burdette

/s/ Peter A. Converse	Director, President and Chief Executive Officer (Principal Executive Officer)	March 14, 2013
Peter A. Converse

/s/ W. Douglas Fisher	Chairman of the Board of Directors	March 14, 2013
W. Douglas Fisher

/s/ David M. Guernsey	Vice Chairman of the Board of Directors	March 14, 2013
David M. Guernsey

/s/ Kenneth R. Lehman	Director	March 14, 2013
Kenneth R. Lehman

/s/ Mark S. Merrill	Executive Vice President and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	March 14, 2013
Mark S. Merrill

/s/ Norris E. Mitchell	Director	March 14, 2013
Norris E. Mitchell

/s/ Todd A. Stottlemyer	Director	March 14, 2013
Todd A. Stottlemyer