Form 10-Q
period 2013-03-31
VIRGINIA COMMERCE BANCORP INC
filed 2013-05-09
CIK 1099305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of May 3, 2013, the number of outstanding shares of registrant’s common stock, par value $1.00 per share, was: 32,581,690.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	(Unaudited)	(Audited)
	March 31,	December 31,
	2013	2012
Assets
Cash and due from banks	$32,662	$49,531
Interest bearing deposits in other banks	80,000	1,000

Cash and cash equivalents	$112,662	$50,531
Investment securities available-for-sale, at fair value	495,086	493,424
Restricted investments, at cost	10,253	10,147
Loans held-for-sale	4,941	15,195
Loans, net of allowance for loan losses of $41,970 and $42,773	2,152,816	2,142,872
Premises and equipment, net	9,668	10,072
Accrued interest receivable	9,075	8,563
Other real estate owned, net of valuation allowance of $4,076 and $6,374	9,562	12,302
Bank owned life insurance	44,694	44,393
Other assets	34,631	36,193

Total assets	$2,883,388	$2,823,692

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing demand deposits	$420,579	$416,091
Savings and interest-bearing demand deposits	1,163,374	1,200,397
Time deposits	602,979	628,904

Total deposits	$2,186,932	$2,245,392
Securities sold under agreement to repurchase	342,409	250,718
Other borrowed funds	25,000	7,000
Trust preferred capital notes	66,891	66,827
Accrued interest payable	2,527	1,885
Other liabilities	5,826	6,561

Total liabilities	$2,629,585	$2,578,383

Stockholders’ Equity
Common stock, $1.00 par value per share, 50,000,000 shares authorized, 32,506,750 issued and outstanding at March 31, 2013, including 196,513 in unvested restricted stock issued and 31,920,756 issued and outstanding at December 31, 2012, including 110,215 in unvested restricted stock issued	32,310	31,811
Surplus	121,370	118,508
Warrants	8,520	8,520
Retained earnings	89,523	83,487
Accumulated other comprehensive income, net	2,080	2,983

Total stockholders’ equity	$253,803	$245,309

Total liabilities and stockholders’ equity	$2,883,388	$2,823,692

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Interest and dividend income:
Interest on loans, including fees	$28,515	$30,621
Interest and dividends on investment securities:
Taxable	1,968	2,644
Tax-exempt	567	588
Dividend on restricted investments	113	101
Interest on deposits in other banks	39	51

Total interest and dividend income	$31,202	$34,005

Interest expense:
Interest on deposits	$3,523	$4,942
Interest on securities sold under agreement to repurchase	915	1,037
Interest on other borrowed funds	16	269
Interest on trust preferred capital notes	954	978

Total interest expense	$5,408	$7,226

Net interest income	$25,794	$26,779
Provision for loan losses	1,847	5,994

Net interest income after provision for loan losses	$23,947	$20,785

Non-interest income:
Service charges on deposits	$930	$881
Non-deposit investment services commissions	282	252
Gain on sale of mortgage loans held-for-sale	1,022	1,001
Gain on sale of investment securities available-for-sale	—	2,592
Increase in cash surrender value of bank owned life insurance	301	55
Other income	23	168

Total non-interest income	$2,558	$4,949

Non-interest expense:
Salaries and employee benefits	$8,178	$7,785
Premises and equipment expenses	2,421	2,421
FDIC insurance	517	995
Loss on other real estate owned	1,248	826
OREO expenses	208	318
Franchise tax expense	748	750
Data processing expenses	725	653
Merger-related expenses	584	—
Other operating expenses	3,018	2,879

Total non-interest expenses	$17,647	$16,627

Income before provision for income taxes	$8,858	$9,107
Provision for income taxes	2,822	2,965

Net income	$6,036	$6,142

Effective dividend on preferred stock	$—	$1,363

Net income available to common stockholders	$6,036	$4,779

Earnings per common share, basic	$0.19	$0.15
Earnings per common share, diluted	$0.17	$0.14

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Net Income	$6,036	$6,142
Other Comprehensive Loss:
Unrealized (losses) on investment securities available-for-sale, net of tax of $486 and $(196)	(903)	(364)
Reclassification adjustment for transfer of investment securities from held-to-maturity to available-for-sale, net of tax of $895 in 2012	—	1,663
Reclassification adjustment for gains on sale of investment securities, net of tax of $(907) in 2012	—	(1,685)

Total Other Comprehensive Loss	(903)	(386)

Total Comprehensive Income	$5,113	$5,756

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Preferred Stock	Common Stock	Surplus	Warrants	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, January 1, 2012	$67,195	$30,214	$111,042	$8,520	$60,999	$5,801	$283,771
Net income	—	—	—	—	6,142	—	6,142
Other comprehensive (loss)	—	—	—	—	—	(386)	(386)
Capital common stock issued	—	426	1,968	—	—	—	2,394
Stock options exercised	—	1,050	4,431	—	—	—	5,481
Stock option expense	—	—	122	—	—	—	122
Discount on preferred stock	475	—	—	—	(475)	—	—
Dividend on preferred stock	—	—	—	—	(887)	—	(887)

Balance, March 31, 2012	$67,670	$31,690	$117,563	$8,520	$65,779	$5,415	$296,637

Balance, January 1, 2013	$—	$31,811	$118,508	$8,520	$83,487	$2,983	$245,309
Net income	—	—	—	—	6,036	—	6,036
Other comprehensive (loss)	—	—	—	—	—	(903)	(903)
Capital common stock issued	—	270	1,574	—	—	—	1,844
Stock options/warrants exercised	—	229	1,177	—	—	—	1,406
Stock option expense	—	—	111	—	—	—	111

Balance, March 31, 2013	$—	$32,310	$121,370	$8,520	$89,523	$2,080	$253,803

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,036	$6,142
Adjustments to reconcile net income to net cash provided by operating activities: Depreciation and amortization	503	561
Provision for loan losses	1,847	5,994
Stock based compensation expense	111	122
Deferred income tax (benefit)	(551)	(284)
Accretion of trust preferred securities discount	64	64
Amortization of premiums and accretion of security discounts, net	1,343	2,046
Loans originated for sale	(41,799)	(40,955)
Sales of loans	52,973	52,163
Gain on sale of loans	(920)	(887)
Loss on the sale/valuation of OREO	1,248	826
Gain on sale of investment securities available-for-sale	—	(2,592)
Impairment loss on investment securities	—	—
Changes in other assets and other liabilities:
Decrease (increase) in other assets	2,299	(3,146)
(Decrease) increase in other liabilities	(735)	4,723
(Increase) decrease in accrued interest receivable	(512)	209
Increase in accrued interest payable	642	5

Net Cash Provided By Operating Activities	$22,549	$24,991

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from maturities and principal payments on investment securities held-to-maturity	—	1,873
Proceeds from principal payments, calls and maturities on investment securities available-for-sale	58,057	92,368
Purchases of investment securities available-for-sale	(62,452)	(127,363)
Sales of investment securities available-for-sale	—	59,851
Net (increase) decrease in loans	(12,325)	8,920
Purchase of FHLB stock	(106)	(58)
Purchase of bank premises and equipment	(99)	(206)
Proceeds from sale of other real estate owned	2,026	1,064

Net Cash (Used In) Provided By Investing Activities	$(14,899)	$36,449

CASH FLOWS FROM FINANCING ACTIVITIES:

Net (decrease) in demand, NOW, money market and savings accounts	(32,535)	(2,749)
Net decrease in time deposits	(25,925)	(51,561)
Net increase in securities sold under agreement to repurchase	91,691	52,360
Net proceeds from issuance of capital stock	—	2,394
Proceeds from exercise of stock options and warrants	3,250	5,481
Repayment of other borrowed funds	18,000	—
Dividend paid on preferred stock	—	(887)

Net Cash Provided By Financing Activities	$54,481	$5,038

Net Increase In Cash and Cash Equivalents	62,131	66,478
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	50,531	82,569

CASH AND CASH EQUIVALENTS – END OF PERIOD	$112,662	$149,047

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$2,717	$1,381
Interest paid	4,766	7,221

Supplemental Schedule of Noncash Investing Activities:
Unrealized (loss) on investment securities	$(1,389)	$(560)
Unrealized gain on securities transferred from held-to-maturity to available-for-sale	—	2,558
OREO transferred from loans	534	8,655
Loans made on the disposition of OREO	—	2,762

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	General

The accompanying unaudited consolidated financial statements of Virginia Commerce Bancorp, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the consolidated balance sheets as of March 31, 2013 and December 31, 2012, the consolidated statements of income for the three months ended March 31, 2013 and 2012, consolidated statements of comprehensive income for the three months ended March 31, 2013 and 2012, and consolidated statements of changes in stockholders’ equity and consolidated statements of cash flows for the three months ended March 31, 2013 and 2012. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. In preparing these consolidated financial statements, management has evaluated subsequent events and transactions for potential recognition or disclosure through the date these consolidated financial statements were issued. Management has concluded there were no material subsequent events to be disclosed at this time.

Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or any other period. Reclassifications of prior years’ amounts are made whenever necessary to conform to the current years’ presentation.

Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the Fair Value Measurements and Disclosures topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) , the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Investment securities available-for-sale: Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). Currently, the Company considers its valuation of available-for-sale PreTSL securities as Level 3. Based on financial market conditions, the Company feels that the fair values obtained from its third party vendor reflects forced liquidation and distressed sales of the PreTSL securities due to decreased volume and trading activity. Based upon management’s review of the market conditions for PreTSL securities, it was determined that an income approach valuation technique (present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is more representative of fair value than the market approach valuation technique used by the third party vendor. The present value technique discounts expected future cash flows of a security to arrive at a present value. The cash flow analysis assumes discount rates equal to the credit spread at the time of purchase for each security and then adds the current 3-month LIBOR forward interest rate curve. The analysis includes other assumptions in determining present value, such as recoveries on deferrals and prepayments on securities.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis for March 31, 2013, and December 31, 2012, respectively (dollars in thousands):

		Carrying value at March 31, 2013
Description	Balance as of March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available-for-sale
U.S. Government Agency obligations	$393,959	$—	$393,959	$—
Pooled trust preferred securities	$364	$—	$—	$364
Obligations of states and political subdivisions	$100,763	$—	$100,763	$—

		Carrying value at December 31, 2012
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available-for-sale
U.S. Government Agency obligations	$392,867	$—	$392,867	$—
Pooled trust preferred securities	$357	$—	$—	$357
Obligations of states and political subdivisions	$100,200	$—	$100,200	$—

At March 31, 2013, and December 31, 2012, the Company did not have any liabilities measured at fair value on a recurring basis.

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

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the periods ended March 31, 2013, and December 31, 2012. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis for March 31, 2013, and December 31, 2012, respectively (dollars in thousands):

		Carrying value at March 31, 2013
Description	Balance as of March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$65,194	$769	$45,241	$19,184
Other real estate owned	$9,562	$—	$8,242	$1,320
Loans held for sale	$4,941	$—	$4,941	$—

		Carrying value at December 31, 2012
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$68,427	$1,486	$40,389	$26,552
Other real estate owned	$12,302	$—	$7,694	$4,608
Loans held for sale	$15,195	$—	$15,195	$—

At March 31, 2013 and December 31, 2012, the Company did not have any liabilities measured at fair value on a nonrecurring basis.

The following table displays quantitative information about Level 3 Fair Value Measurements for March 31, 2013 (dollars in thousands):

Quantitative information about Level 3 Fair Value Measurements for March 31, 2013
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range
Impaired loans	$5,123	Discounted appraised value	Selling cost	5% - 25%
			Discount for lack of marketability and age of appraisal	0% - 50%
	$8,067	Discounted tax assessments	Tax assessment	5% - 10%
	$5,994	Discounted cash flow	Discount for expected levels of future cash flows	10% - 50%
Other real estate owned	$2,960	Discounted appraised value	Selling cost	5% - 10%
			Discount for lack of marketability and age of appraisal	0% - 20%

Quantitative information about Level 3 Fair Value Measurements for December 31, 2012
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range
Impaired loans	$11,745	Discounted appraised value	Selling cost	5% - 25%
			Discount for lack of marketability and age of appraisal	0% - 50%
	$5,815	Discounted tax assessments	Tax assessment	5% - 10%
	$8,992	Discounted cash flow	Discount for expected levels of future cash flows	10% - 50%
Other real estate owned	$4,608	Discounted appraised value	Selling cost	5% - 10%
			Discount for lack of marketability and age of appraisal	0% - 20%

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the three months ended March 31, 2013, were as follows (dollars in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Securities available-for-sale:	Balance as of January 1, 2013	Net Income	Other Comprehensive Income	Accretion of Purchase Discount	Transfer In (Out) of Level 3	Decrease in Carrying Value	Balances as of March 31, 2013
Pooled trust preferred securities	$357	$—	$7	$—	$—	$—	$364

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

At March 31, 2013, and December 31, 2012, the fair value of loan commitments and stand-by letters of credit were deemed immaterial, and therefore, are not included in the table below.

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

The balance sheet carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

		Fair Value Measurements as of March 31, 2013, using
(Dollars in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Financial assets:
Cash and short-term investments	$112,662	$112,662	$—	$—
Investment securities	495,086	—	494,722	364
Restricted stock	10,253	—	10,253	—
Loans held-for-sale	4,941	—	4,941	—
Loan receivables	2,152,816	769	45,241	2,218,081
Bank owned life insurance	44,694	44,694	—	—
Accrued interest receivable	9,075	—	9,075	—

Financial liabilities:
Deposits	$2,186,932	$—	$2,200,617	$—
Securities sold under agreement to repurchase	342,409	281,881	75,000	—
Other borrowed funds	25,000	—	25,000	—
Trust preferred capital notes	66,891	—	72,674	—
Accrued interest payable	2,527	—	2,527	—

		Fair Value Measurements as of December 31, 2012, using
(Dollars in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Financial assets:
Cash and short-term investments	$50,531	$50,531	$—	$—
Investment securities	493,424	—	493,067	357
Restricted stock	10,147	—	10,147	—
Loans held-for-sale	15,195	—	15,195	—
Loan receivables	2,142,872	1,486	40,389	2,229,735
Bank owned life insurance	44,393	44,393	—	—
Accrued interest receivable	8,563	—	8,563	—

Financial liabilities:
Deposits	$2,245,392	$—	$2,260,622	$—
Securities sold under agreement to repurchase	250,718	190,866	75,000	—
Other borrowed funds	7,000	—	7,000	—
Trust preferred capital notes	66,827	—	73,761	—
Accrued interest payable	1,885	—	1,885	—

2.	Reclassifications Out of Accumulated Other Comprehensive Income/(Loss) and Changes in AOCI/(Loss) by Component

A summary of the Reclassifications Out of Accumulated Other Comprehensive Income/(Loss) and Changes in AOCI/(Loss) by Component as of March 31, 2013 and 2012, is summarized below:

Reclassification Out of AOCI/(Loss)

For the Periods Ended March 31, 2013 and 2012

Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
	3/31/2013	3/31/2012
Available-for-sale securities
Realized gain on sale of securities	$—	$2,592	Gain on sale of investment securities available-for-sale

	$—	$2,592	Total before tax
	$—	$907	Income tax expense

Total reclassifications, net of tax	$—	$1,685	Net income

Changes in AOCI/(Loss) by Component (Net of Tax)

For the Periods Ended March 31, 2013 and 2012

	Unrealized Gains/(Loss) by Component (Net of Tax)
	3/31/2013	3/31/2012
Beginning Balance	$2,983	$5,801
Other comprehensive income/(loss) before reclassifications	(903)	(364)
Amounts reclassified to AOCI due to sales	—	(1,685)
Amounts reclassified to AOCI due to transfers	—	1,663

Net current period other comprehensive income/(loss)	(903)	(386)

Ending Balance	$2,080	$5,415

3.	Investment Securities

Amortized cost and fair value of investment securities available-for-sale as of March 31, 2013, and December 31, 2012, are as follows (dollars in thousands). As of March 31, 2012, the Company transferred its held-to-maturity investment portfolio with an amortized cost of $30.0 million and a fair value of $32.5 million, to its available-for-sale investment portfolio. As of March 31, 2013 and December 31, 2012, the Company had no investment securities held-to-maturity.

March 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

Available-for-sale:
U.S. Government Agency obligations	$391,956	$3,402	$(1,399)	$393,959
Pooled trust preferred securities	5,146	—	(4,782)	364
Obligations of states and political subdivisions	94,785	6,043	(65)	100,763

Total Investment securities available-for-sale	$491,887	$9,445	$(6,246)	$495,086

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

Available-for-sale:
U.S. Government Agency obligations	$390,075	$3,913	$(1,121)	$392,867
Pooled trust preferred securities	5,126	—	(4,769)	357
Obligations of states and political subdivisions	93,634	6,627	(61)	100,200

Total Investment securities available-for-sale	$488,835	$10,540	$(5,951)	$493,424

The amortized cost of securities pledged as collateral for repurchase agreements, certain public deposits, and other purposes was $404.2 million and $444.9 million at March 31, 2013, and December 31, 2012, respectively.

Management evaluates securities for other-than-temporary impairment (or “OTTI”) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. An impairment is considered to be other-than-temporary if the Company (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis.

Provided below is a summary of all securities which were in an unrealized loss position at March 31, 2013, and December 31, 2012, that were evaluated for other-than-temporary impairment, and deemed to not have an other-than-temporary impairment. Presently, the Company does not intend to sell any of these securities, does not expect to be required to sell these securities, and expects to recover the entire amortized cost of all the securities. For U.S. Government Agency obligations and obligations of states and political subdivisions, the unrealized losses result from market or interest rate risk, while the unrealized losses pertaining to the pooled trust preferred securities are due to performance and credit ratings declined in prior years, as well as interest rate risk. There were 19 available-for-sale CMOs in an unrealized loss position for 12 months or longer as of March 31, 2013. This unrealized loss position of $42 thousand was a result of interest rate changes.

March 31, 2013	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government Agency obligations	$172,337	$(1,357)	$2,497	$(42)	$174,834	$(1,399)
Pooled trust preferred securities	—	—	364	(4,782)	364	(4,782)
Obligations of states and political subdivisions	6,910	(65)	—	—	6,910	(65)

	$179,247	$(1,422)	$2,861	$(4,824)	$182,108	$(6,246)

December 31, 2012	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government Agency obligations	$130,909	$(1,121)	$—	$—	$130,909	$(1,121)
Pooled trust preferred securities	—	—	357	(4,769)	357	(4,769)
Obligations of states and political subdivisions	5,016	(61)	—	—	5,016	(61)

	$135,925	$(1,182)	$357	$(4,769)	$136,282	$(5,951)

As of March 31, 2013, the Company had one pooled trust preferred security that was deemed to be temporarily impaired based on a present value analysis of expected future cash flows. PreTSL XXVI has a fair value of $24 thousand and a $2.2 million loss recognized in other comprehensive income. Total “other than temporary” impairment losses on PreTSL XXVI are $2.2 million, of which $1.4 million was recognized in 2010 and $757 thousand was recognized in 2009. The following table provides further information on this security as of March 31, 2013 (dollars in thousands):

Security	Class	Current Moody’s Ratings (Lowest Assigned Rating)	Book Value	Market Value	Unrealized Loss	Current Defaults and Deferrals	% of Current Defaults and Deferrals to Current Collateral	Excess Sub (1)	Estimated Incremental Defaults Required to Break Yield (2)	Cumulative Other Comprehensive Loss	Amount of OTTI Related to Credit Loss (3)
PreTSL XXVI	C-2	C	$2,193	$24	$2,169	$255,500	29.2%	–18.96%	BROKEN	$2,169	$—

(1)	Excess subordination is the difference between the remaining performing collateral and the amount of bonds outstanding that are pari passu and senior to the class the Company owns. Negative excess subordination indicates there is not enough performing collateral in the pool to cover the outstanding balance of all classes senior to those the Company owns.
(2)	A break in yield for a given class means that defaults/deferrals have reached such a level that the class would not receive all of its contractual cash flows (principal and interest) by maturity (so that it is not just a temporary interest shortfall, but an actual loss in yield on the investment). This represents additional defaults beyond those assumed in our cash flow modeling.
(3)	Pre-tax credit losses recorded in 2013.

As of March 31, 2013, the Company had one pooled trust preferred security that was deemed to be temporarily impaired based on a present value analysis of expected future cash flows. The security had a fair value of $341 thousand. The following table provides further information on this security as of March 31, 2013 (dollars in thousands):

Security	Class	Current Moody’s Ratings (Lowest Assigned Rating)	Book Value	Market Value	Unrealized Loss	Current Defaults and Deferrals	% of Current Defaults and Deferrals to Current Collateral	Excess Sub (1)	Estimated Incremental Defaults Required to Break Yield (2)	Cumulative Other Comprehensive Loss	Amount of OTTI Related to Credit Loss (3)
PreTSL XXVII	B	Cc	$2,953	$340	$2,612	$81,800	26.1%	3.66%	$—	$2,613	$—

(1)	Excess subordination is the difference between the remaining performing collateral and the amount of bonds outstanding that are pari passu and senior to the class the Company owns. Negative excess subordination indicates there is not enough performing collateral in the pool to cover the outstanding balance of all classes senior to those the Company owns.
(2)	A break in yield for a given class means that defaults/deferrals have reached such a level that the class would not receive all of its contractual cash flows (principal and interest) by maturity (so that it is not just a temporary interest shortfall, but an actual loss in yield on the investment). This represents additional defaults beyond those assumed in our cash flow modeling.
(3)	Pre-tax credit losses recorded in 2013.

The following table presents a roll-forward of the credit loss component amount of OTTI recognized in earnings:

(in thousands)
Amount recognized through December 31, 2012	$2,166
Additions:
Initial credit impairments	—
Subsequent credit impairments	—

Reductions:
Sale/redemption	—
Amount recognized through March 31, 2013	$2,166

Management has evaluated each of these securities for potential impairment under ASC 325 “Investments-Other” and the most recently issued related guidance, and has reviewed each of the issues’ collateral participants’ most recent earnings, capital and loan loss reserve levels, and non-performing loan levels to estimate a future deferral and default rate in basis points for the remaining life of each security. For the quarter ending March 31, 2013, we used a consistent 75 basis points for all PreTSL securities, XXVI and XXVII, for expected deferrals and defaults as a percentage of remaining performing collateral for future periods. In performing a detailed present value cash flow analysis for each security, the deferral rate was treated the same. If this analysis results in a present value of expected cash flows that is less than the book value of a security (that is, a credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is considered temporary. The cash flow analysis we performed used discount rates equal to the credit spread at the time of purchase for each security and then added the current 3-month LIBOR forward interest rate curve. The analysis also assumed 15% recoveries on deferrals after two years and prepayments of 1% per year on each security. As of March 31, 2013, performing issuers included 48 out of 68 issuers in PreTSL XXVI, and 33 out of 47 issuers in PreTSL XXVII.

Our investment in Federal Home Loan Bank (“FHLB”) stock totaled $4.5 million at March 31, 2013. FHLB stock is generally viewed as a long-term investment and as a restricted security, which is carried at cost, because there is no market for the stock, other than FHLBs or member institutions. As of March 31, 2013, the Company’s security portfolio also included $5.6 million of Federal Reserve Bank Stock and $145 thousand in stock with the Community Bankers Bank.

4.	Loans

Major classes of loans, excluding loans held-for-sale, are summarized at March 31, 2013, and December 31, 2012, as follows (dollars in thousands):

	March 31, 2013	December 31, 2012
Commercial	$255,452	$261,007
Real estate-one-to-four family residential:
Permanent first and second	283,910	282,640
Home equity loans and lines	113,448	117,175

Total real estate-one-to-four family residential	$397,358	$399,815
Real estate multi-family residential	79,795	78,397
Real estate-non-farm, non-residential:
Owner-occupied	489,571	486,478
Non-owner-occupied	667,455	668,755

Total real estate-non-farm, non-residential	$1,157,026	$1,155,233
Real estate-construction:
Residential	163,658	169,977
Commercial	129,076	112,062

Total real estate-construction	$292,734	$282,039
Consumer	10,404	8,266
Farmland	6,095	4,888

Total Loans	$2,198,864	$2,189,645

Less unearned income	4,078	4,000
Less allowance for loan losses	41,970	42,773

Loans, net	$2,152,816	$2,142,872

Classes of loans by risk rating as of March 31, 2013, excluding loans held-for-sale, are summarized as follows (dollars in thousands):

Internal Risk Rating Grades	Pass	Watch	Special Mention	Substandard	Doubtful	Total Loans

Commercial	$179,904	$35,203	$10,099	$28,429	$1,817	$255,452
Real estate-one-to-four family residential:
Permanent first and second	237,871	15,057	13,539	17,331	112	283,910
Home equity loans and lines	103,277	2,711	1,874	4,048	1,538	113,448

Total real estate-one-to-four family residential	$341,148	$17,768	$15,413	$21,379	$1,650	$397,358
Real estate-multi-family residential	74,742	5,053	—	—	—	79,795
Real estate-non-farm, non-residential:
Owner-occupied	386,845	47,226	35,505	19,995	—	489,571
Non-owner-occupied	484,330	112,387	27,724	43,014	—	667,455

Total real estate-non-farm, non-residential	$871,175	$159,613	$63,229	$63,009	$—	$1,157,026
Real estate-construction:
Residential	116,566	16,847	19,677	10,568	—	163,658
Commercial	45,236	18,409	32,163	33,268	—	129,076

Total real estate-construction	$161,802	$35,256	$51,840	$43,836	$—	$292,734
Consumer	9,861	201	155	187	—	10,404
Farmland	2,208	3,887	—	—	—	6,095

Total	$1,640,840	$256,981	$140,736	$156,840	$3,467	$2,198,864

Classes of loans by risk rating as of December 31, 2012, excluding loans held-for-sale, are summarized as follows (dollars in thousands):

Internal Risk Rating Grades	Pass	Watch	Special Mention	Substandard	Doubtful	Total Loans

Commercial	$202,088	$25,048	$11,976	$19,822	$2,073	$261,007
Real estate-one-to-four family residential:
Permanent first and second	235,672	15,585	12,233	19,038	112	282,640
Home equity loans and lines	106,872	2,724	1,871	4,165	1,543	117,175

Total real estate-one-to-four family residential	$342,544	$18,309	$14,104	$23,203	$1,655	$399,815
Real estate-multi-family residential	73,317	5,080	—	—	—	78,397
Real estate-non-farm, non-residential:
Owner-occupied	384,923	46,123	35,675	19,757	—	486,478
Non-owner-occupied	488,415	108,868	30,094	41,378	—	668,755

Total real estate-non-farm, non-residential	$873,338	$154,991	$65,769	$61,135	$—	$1,155,233
Real estate-construction:
Residential	104,835	17,651	20,720	26,771	—	169,977
Commercial	41,336	18,645	26,281	25,800	—	112,062

Total real estate-construction	$146,171	$36,296	$47,001	$52,571	$—	$282,039
Consumer	7,744	208	219	95	—	8,266
Farmland	1,000	3,888	—	—	—	4,888

Total	$1,646,202	$243,820	$139,069	$156,826	$3,728	$2,189,645

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

As of March 31, 2013, and December 31, 2012, there were $250 thousand and $858 thousand, respectively, in checking account overdrafts that were reclassified on the consolidated balance sheets as loans.

5.	Allowance for Loan Losses

An analysis of the allowance for loan losses for the three months ended March 31, 2013, and the year ended December 31, 2012, is shown below (dollars in thousands):

Allowance for Loan Losses – By Segment (dollars in thousands) For the three months ended March 31, 2013	Commercial	Non-Farm, Non-Res. Real Estate	Real Estate Construction	Consumer	Real Estate One-to-Four Family Residential	Real Estate Multi- Family Residential	Farmland	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$5,455	$11,592	$14,939	$167	$10,420	$78	$122	$—	$42,773
Charge-offs	(464)	(110)	(2,213)	(18)	(104)	—	—	—	(2,909)
Recoveries	9	10	39	20	181	—	—	—	259
Provision	2,942	1,396	(1,536)	93	(1,117)	81	(34)	22	1,847

Ending Balance	$7,942	$12,888	$11,229	$262	$9,380	$159	$88	$22	$41,970

Ending Balance:
Individually evaluated for impairment	$4,095	$3,132	$2,804	$83	$6,030	$—	$—	$—	$16,144
Collectively evaluated for impairment	3,847	9,756	8,425	179	3,350	159	88	22	25,826

Financing Receivables:
Ending Balance	$255,452	$1,157,026	$292,734	$10,404	$397,358	$79,795	$6,095	$—	$2,198,864

Ending Balance:
Individually evaluated for impairment	30,246	73,084	43,836	187	25,105	—	—	—	172,458
Collectively evaluated for impairment	225,206	1,083,942	248,898	10,217	372,253	79,795	6,095	—	2,026,406

Allowance for Loan Losses – By Segment (dollars in thousands) For the year ended December 31, 2012	Commercial	Non-Farm, Non-Res. Real Estate	Real Estate Construction	Consumer	Real Estate One-to-Four Family Residential	Real Estate Multi- Family Residential	Farmland	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$10,378	$12,554	$15,161	$245	$9,724	$608	$59	$—	$48,729
Charge-offs	(5,904)	(6,388)	(7,587)	(306)	(4,022)	—	—	—	(24,207)
Recoveries	1,035	1,081	539	55	597	118	—	—	3,425
Provision	(54)	4,345	6,826	173	4,121	(648)	63	—	14,826

Ending Balance	$5,455	$11,592	$14,939	$167	$10,420	$78	$122	$—	$42,773

Ending Balance:
Individually evaluated for impairment	$1,580	$2,390	$6,228	$48	$6,132	$—	$—	$—	$16,378
Collectively evaluated for impairment	3,875	9,202	8,711	119	4,288	78	122	—	26,395

Financing Receivables:
Ending Balance	$261,007	$1,155,233	$282,039	$8,266	$399,815	$78,397	$4,888	$—	$2,189,645

Ending Balance:
Individually evaluated for impairment	21,895	72,630	52,571	95	26,938	—	—	—	174,129
Collectively evaluated for impairment	239,112	1,082,603	229,468	8,171	372,877	78,397	4,888	—	2,015,516

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

Included in certain loan categories in the following impaired loans table are troubled debt restructurings (“TDRs”) that were classified as impaired. A TDR loan is a loan that has been restructured with a modification that could include interest rate modification, deferral of interest or principal or an extension of term. At March 31, 2013, the Company had $17.3 million in non-farm non-residential, $7.0 million in real estate construction, $2.6 million in real estate one-to-four family residential and $7.1 million in commercial that were modified in troubled debt restructurings and considered impaired. At March 31, 2013 and December 31, 2012, all TDRs were performing in accordance with their modified terms.

Information about past due loans and impaired loans as of March 31, 2013, and December 31, 2012, is as follows (dollars in thousands):

Non Accrual and Past Due by class March 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current(1)	Total Loans	Greater than 90 Days Past Due and Still Accruing	Non- Accrual Loans
Commercial	$6,957	$241	$1,933	$9,131	$246,321	$255,452	$232	$3,136
Real estate-one-to-four family residential:
Permanent first and second	4,516	—	1,231	5,747	278,163	283,910	—	2,263
Home equity loans and lines	129	—	1,308	1,437	112,011	113,448	—	2,379

Total real estate-one-to-four family residential	$4,645	$—	$2,539	$7,184	$390,174	$397,358	$—	$4,642
Real estate multi-family residential	—	—	—	—	79,795	79,795	—	—
Real estate-non-farm, non-residential:
Owner-occupied	1,570	343	1,430	3,343	486,228	489,571	—	2,561
Non-owner-occupied	2,288	—	2,292	4,580	662,875	667,455	—	4,030

Total real estate-non-farm, non-residential	$3,858	$343	$3,722	$7,923	$1,149,103	$1,157,026	$—	$6,591
Real estate-construction:
Residential	—	—	4,488	4,488	159,170	163,658	—	7,615
Commercial	2,138	—	12,679	14,817	114,259	129,076	—	13,185

Total real estate-construction	$2,138	$—	$17,167	$19,305	$273,429	$292,734	$—	$20,800
Consumer	96	—	22	118	10,286	10,404	22	16
Farmland	—	—	—	—	6,095	6,095	—	—

Total Loans	$17,694	$584	$25,383	$43,661	$2,155,203	$2,198,864	$254	$35,185

(1)	For the purposes of this table, loans 1-29 days past due are included in the balance of “Current” loans.

Non Accrual and Past Due by class December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current(1)	Total Loans	Greater than 90 Days Past Due and Still Accruing	Non- Accrual Loans
Commercial	$366	$—	$1,872	$2,238	$258,769	$261,007	$—	$3,317
Real estate-one-to-four family residential:
Permanent first and second	435	1,729	1,065	3,229	279,411	282,640	—	3,606
Home equity loans and lines	307	—	1,412	1,719	115,456	117,175	—	2,498

Total real estate-one-to-four family residential	$742	$1,729	$2,477	$4,948	$394,867	$399,815	$—	$6,104
Real estate multi-family residential	—	—	—	—	78,397	78,397	—	—
Real estate-non-farm, non-residential:
Owner-occupied	505	1,255	1,540	3,300	483,178	486,478	—	1,791
Non-owner-occupied	1,661	1,786	2,079	5,526	663,229	668,755	—	3,864

Total real estate-non-farm, non-residential	$2,166	$3,041	$3,619	$8,826	$1,146,407	$1,155,233	$—	$5,655
Real estate-construction:
Residential	—	—	13,471	13,471	156,506	169,977	—	16,976
Commercial	—	—	5,350	5,350	106,712	112,062	—	5,860

Total real estate-construction	$—	$—	$18,821	$18,821	$263,218	$282,039	$—	$22,836
Consumer	17	23	—	40	8,226	8,266	—	17
Farmland	—	—	—	—	4,888	4,888	—	—

Total Loans	$3,291	$4,793	$26,789	$34,873	$2,154,772	$2,189,645	$—	$37,929

(1)	For the purposes of this table, loans 1-29 days past due are included in the balance of “Current” loans.

Impaired Loans as of March 31, 2013 (dollars in thousands)	Recorded Investment (Bank Balance)	Unpaid Principal Balance (Customer Balance)	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$15,822	$15,844	$—	$15,141	$165
Real estate-one-to-four family residential:
Permanent first and second	4,278	4,479	—	5,441	59
Home equity loans and lines	735	753	—	643	7
Real estate-multi-family residential	—	—	—	—	—
Real estate-non-farm, non-residential:
Owner-occupied	11,223	11,355	—	11,393	124
Non-owner-occupied	39,266	39,400	—	39,238	428
Real estate-construction:
Residential	2,927	2,942	—	2,398	26
Commercial	16,827	16,977	—	15,939	174
Consumer	42	42	—	31	—
Farmland	—	—	—	—	—

With an allowance recorded:
Commercial	$14,424	$14,446	$4,095	$10,930	$119
Real estate-one-to-four family residential:
Permanent first and second	15,240	15,278	3,733	14,534	159
Home equity loans and lines	4,852	4,943	2,297	5,405	59
Real estate-multi-family residential	—	—	—	—	—
Real estate-non-farm, non-residential:
Owner-occupied	9,402	9,402	1,379	9,284	101
Non-owner-occupied	13,193	13,194	1,753	12,943	141
Real estate-construction
Residential	7,641	7,862	979	16,272	178
Commercial	16,441	16,488	1,825	13,596	148
Consumer	145	149	83	111	1
Farmland	—	—	—	—	—

Total:
Commercial	$30,246	$30,290	$4,095	$26,071	$284
Real estate-one-to-four family residential	25,105	25,453	6,030	26,023	284
Real estate-multi-family residential	—	—	—	—	—
Real estate-non-farm, non-residential	73,084	73,351	3,132	72,858	794
Construction	43,836	44,269	2,804	48,205	526
Consumer	187	191	83	142	1
Farmland	—	—	—	—	—

Total Impaired Loans	$172,458	$173,554	$16,144	$173,299	$1,889

Impaired Loans as of December 31, 2012 (dollars in thousands)	Recorded Investment (Bank Balance)	Unpaid Principal Balance (Customer Balance)	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$14,459	$14,481	$—	$17,671	$727
Real estate-one-to-four family residential:
Permanent first and second	6,604	6,908	—	7,123	293
Home equity loans and lines	550	550	—	1,264	52
Real estate-multi-family residential	—	—	—	—	—
Real estate-non-farm, non-residential:
Owner-occupied	11,563	11,663	—	12,018	494
Non-owner-occupied	39,211	39,283	—	33,350	1,372
Real estate-construction:
Residential	1,868	1,881	—	11,389	469
Commercial	15,050	15,140	—	15,185	625
Consumer	19	19	—	19	1
Farmland	—	—	—	—	—

With an allowance recorded:
Commercial	$7,436	$7,457	$1,580	$4,997	$206
Real estate-one-to-four family residential:
Permanent first and second	13,827	13,856	3,383	15,749	648
Home equity loans and lines	5,957	6,055	2,749	4,788	197
Real estate-multi-family residential	—	—	—	—	—
Real estate-non-farm, non-residential:
Owner-occupied	9,165	11,663	1,321	9,461	388
Non-owner-occupied	12,691	12,691	1,069	21,264	875
Real estate-construction
Residential	24,903	24,970	4,304	20,875	859
Commercial	10,750	10,786	1,924	11,683	481
Consumer	76	80	48	81	3
Farmland	—	—	—	—	—

Total:
Commercial	$21,895	$21,938	$1,580	$22,668	$933
Real estate-one-to-four family residential	26,938	27,369	6,132	28,924	1,190
Real estate-multi-family residential	—	—	—	—	—
Real estate-non-farm, non-residential	72,630	75,300	2,390	76,092	3,131
Construction	52,571	52,777	6,228	59,133	2,434
Consumer	95	99	48	100	4
Farmland	—	—	—	—	—

Total Impaired Loans	$174,129	$177,483	$16,378	$186,915	$7,690

In performing a specific reserve analysis on all impaired loans as of March 31, 2013, current third party appraisals were used with respect to approximately 50% of impaired loans to assist with the evaluation of collateral values for the purpose of establishing specific reserves. Other loans predominantly representing smaller individual balances were evaluated based upon current tax assessed values or estimated liquidation value of business assets. When a loan is identified as impaired and collateral dependent, a current evaluation of collateral value via third party appraisal or other valuation methodology is conducted within the calendar quarter of identification when possible but, not less than 90 days after identification. Charge-offs and specific reserves are established upon determination of collateral value. During the interim between identification of an impaired loan and receipt of a current appraisal of the related collateral, specific reserves are established based upon interim methodologies including discounted cash flow analysis, tax assessment values and review of market comparables. Costs of sale are estimated at 10% of value. Partially charged-off loans remain non-performing until such time as a viable restructuring plan is developed. Upon execution of a forbearance agreement including modified terms, an impaired loan will be re-classified from non-performing to a troubled debt restructuring, but will continue to be identified as impaired until the loan is repaid. Impaired loans which do not have a specific reserve are those loans which have been identified to have sufficient collateral coverage, based upon the fair value of collateral, to repay the entire principal balance due from collateral liquidation.

Information about new troubled debt restructurings during the three months ended March 31, 2013, is as follows (dollars in thousands):

Troubled Debt Restructurings (TDRs) – New TDRs by Loan Type As of March 31, 2013	1/1/2013 to 3/31/2013
Loan Type:	# of Loans	Pre- Modification Balance	Post - Modification Balance
Commercial	1	$231	$231
Real estate-one-to-four family residential:
Permanent first and seconds	—	—	—
Home equity loans and lines	—	—	—

Total real estate-one-to-four family residential:	—	—	—
Real estate-multi-family residential	—	—	—
Real estate-non-farm, non-residential:
Owner-occupied	—	—	—
Non-owner-occupied	—	—	—

Total real estate-non-farm, non-residential:	—	—	—
Real estate-construction:
Residential	—	—	—
Commercial	—	—	—

Total real estate-construction:	—	—	—
Farmland	—	—	—
Consumer	—	—	—

Total Loans	1	$231	$231

Troubled Debt Restructurings (TDRs) – New TDRs by Type of Restructure	1/1/2013 to 3/31/2013
Type of Restructure:	# of Loans	Balance
Interest-only conversion	—	$—
Rate reduction	1	231
Extended amortization	—	—
Deferment of principal or interest payable	—	—
Combination *	—	—
Other	—	—

Total Loans	1	$231

*	Represents a combination of any of the above restructure types.

Information about troubled debt restructurings within the prior twelve months that defaulted during the three months ended March 31, 2013, is as follows (dollars in thousands):

Troubled Debt Restructurings (TDRs) – TDRs Restructured Within Prior 12 Months that Defaulted in Selected Periods
Defaults occurring in 1st Quarter 2013 (1/1/2013 – 3/31/2013)
Loan Type:	# of Loans	Balance at Restructure	Balance at 3/31/2013
Commercial	—	$—	$—
Real estate-one-to-four family residential:
Permanent first and seconds	1	675	672
Home equity loans and lines	—	—	—

Total real estate-one-to-four family residential:	1	$675	$672
Real estate-multi-family residential	—	—	—
Real estate-non-farm, non-residential:
Owner-occupied	—	—	—
Non-owner-occupied	—	—	—

Total real estate-non-farm, non-residential:	—	$—	$—
Real estate-construction:
Residential	—	—	—
Commercial	—	—	—

Total real estate-construction:	—	$—	$—
Farmland	—	—	—
Consumer	—	—	—

Total Loans	1	$675	$672

6.	Earnings Per Common Share

The following shows the weighted average number of shares used in computing earnings per common share and the effect on the weighted average number of shares of dilutive potential common stock. As of March 31, 2013 and 2012, there were 392,705 and 1,058,410 anti-dilutive stock options outstanding, respectively.

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per common share	32,437,500	$0.19	31,503,351	$0.15

Effect of dilutive securities:
Stock options and warrants	2,710,066		2,044,352

Diluted earnings per common share	35,147,566	$0.17	33,547,703	$0.14

7.	Stock Compensation Plan

At March 31, 2013, the Company had two stock-based compensation plans, the 1998 Stock Option Plan and the Company’s 2010 Equity Plan (the “2010 Plan”). The 2010 Plan replaced the 1998 Stock Option Plan and as such no further options may be granted under the 1998 Stock Option Plan. Included in salaries and employee benefits expense for the three months ended March 31, 2013, and 2012, is $111 thousand and $122 thousand, respectively, of stock-based compensation expense which is based on the estimated fair value of 744,057 options granted between January 2008 and March 2013, as adjusted for stock dividends, amortized on a straight-line basis over a five year requisite service period. As of March 31, 2013, there was $819 thousand remaining of total unrecognized compensation expense related to these option awards which will be recognized over the remaining requisite service periods.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in the first quarter of 2013 and 2012:

	2013[1]	2012
Expected volatility	—	33.68%
Expected dividends	—	0.00%
Expected term (in years)	—	7.2
Risk-free rate	—	1.44%

[1]	No option awards were granted during the three months ended March 31, 2013.

Stock option plan activity for the three months ended March 31, 2013, is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2013	1,462,653	$9.99
Granted	—	—
Exercised	219,545	6.22
Forfeited	28,349	10.48
Outstanding at March 31, 2013	1,214,759	$10.66	4.2 years	$4,691
Exercisable at March 31, 2013	1,002,055	$11.54	3.4 years	$3,080

The total value of in-the-money options exercised during the three months ended March 31, 2013, was $988 thousand.

Restricted stock awards generally vest in equal installments over five years. The compensation expense associated with these awards is based on the grant date fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service period.

A summary of the non-vested restricted stock activity under the 2010 Plan for the three months ended March 31, 2013, is summarized below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at the beginning of year	110,215	$7.70
Granted	97,950	13.49
Vested	(10,152)	11.95
Forfeited	(1,500)	13.49

Non-vested at end of the period	196,513	$10.20

We recognized share-based compensation expense associated with shares of restricted stock of $50 thousand for the three months ended March 31, 2013.

8.	Capital Requirements

A comparison of the March 31, 2013, capital ratios of the Company and its wholly-owned subsidiary, Virginia Commerce Bank (the “Bank”), with the minimum regulatory guidelines is as follows:

	Actual Capital	Minimum Capital Requirements	Minimum to be “Well-Capitalized” Under Prompt Corrective Action Provisions
Total Risk-Based Capital: Company	14.92%	8.00%	—
Bank	14.41%	8.00%	10.00%
Tier 1 Risk-Based Capital:
Company	13.67%	4.00%	—
Bank	13.15%	4.00%	6.00%
Leverage Ratio:
Company	11.06%	4.00%	—
Bank	10.69%	4.00%	5.00%

9.	Other Borrowed Funds and Lines of Credit

The Bank maintains a $423.2 million line of credit with the FHLB of Atlanta. The interest rate and term of each advance from the line is dependent upon the advance and commitment type. Advances on the line are secured by all of the Bank’s qualifying first liens and home equity lines-of-credit on one-to-four unit single-family dwellings. As of March 31, 2013, the book value of these qualifying loans totaled approximately $263.7 million and the amount of available credit using this collateral was $169.5 million. Advances on the line of credit in excess of this amount require pledging of additional assets, including other types of loans and investment securities. As of March 31, 2013 the Bank had $25.0 million in advances outstanding that mature in July 2013. The Bank had $25.0 million in advances outstanding as of March 31, 2012, which matured on September 21, 2012. The Bank had a $7.0 million secured borrowing relating to two loan participations to a related party with cash flow priority as of December 31, 2012. The Bank has additional short-term lines of credit totaling $47.0 million with nonaffiliated banks at March 31, 2013, on which there were no amounts outstanding.

10.	Trust Preferred Capital Notes

On December 19, 2002, the Company completed a private placement issuance of $15.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust II) which issued $470 thousand in common equity to the Company. These securities bear a floating rate of interest, adjusted semi-annually, of 330 basis points over six month LIBOR, which as of May 3, 2013, was 3.81%. These securities have been callable at par since December 30, 2007, on any semi-annual interest payment date, but have not been redeemed to date. On December 20, 2005, the Company completed a private placement of $25.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust III) which issued $774 thousand in common equity to the Company. These securities had a fixed rate of interest of 6.19% until February 23, 2011, at which time they converted to a floating rate, adjusted quarterly, of 142 basis points over three month LIBOR, which as of May 3, 2013, was 1.71%. These securities became callable at par beginning February 23, 2011.

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

Under currently applicable capital standards, the trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes up to 25.0% of Tier 1 capital after its inclusion. The portion of the trust preferred securities not qualifying as Tier 1 capital may be included as part of total qualifying capital in Tier 2 capital, subject to limitations set forth in applicable bank capital regulatory guidelines.

11.	Preferred Stock and Warrant

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

The warrant has a ten year term, is immediately exercisable and remained outstanding at March 31, 2013. Pursuant to the terms of the Agreement, the Treasury will not exercise voting rights with respect to any shares of common stock it acquires upon exercise of the warrant; voting rights may be exercised by any other holder. As of March 31, 2013, the allocated carrying value of the warrant, based on its fair value at the time of issuance, was $8.5 million.

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

Other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements are discussed under “Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

Readers are cautioned against placing undue reliance on any such forward-looking statements. The Company disclaims any obligation to update or revise publicly or otherwise any forward-looking statements to reflect subsequent events, new information or future circumstances.

Non-GAAP Presentations

The Company prepares its financial statements under accounting principles generally accepted in the United States, or “GAAP”. However, this Quarterly Report on Form 10-Q also refers to certain non-GAAP financial measures that we believe, when considered together with GAAP financial measures, provide investors with important information regarding our operational performance. An analysis of any non-GAAP financial measures should be used in conjunction with results presented in accordance with GAAP.

Adjusted operating earnings is a non-GAAP financial measure that reflects net income available to common stockholders excluding impairment loss on securities, realized gains and losses on sale of securities, merger-related expenses and certain other non-recurring items. These excluded items are difficult to predict and we believe that adjusted operating earnings provides the Company and investors with a valuable measure of the Company’s operational performance and a valuable tool to evaluate the Company’s financial results. Calculation of adjusted operating earnings for the three months ended March 31, 2013, and March 31, 2012, is as follows:

	Three Months Ended March 31,
(dollars in thousands)	2013	2012

Net Income Available to Common Stockholders	$6,036	$4,779
Adjustments to net income:
Realized gain on sale of investment securities available-for-sale	—	(2,592)
Merger-related expenses	584	—
Net tax effect adjustment	(204)	907

Adjusted Operating Earnings	$6,416	$3,094

The adjusted efficiency ratio is a non-GAAP financial measure that is computed by dividing non-interest expense excluding merger-related expenses, by the sum of net interest income on a tax equivalent basis, and non-interest income excluding realized gains and losses on sale of securities, merger-related expenses and certain other non-recurring items. We believe that this measure provides investors with important information about our operating efficiency. Comparison of our adjusted efficiency ratio with those of other companies may not be possible because other companies may calculate the adjusted efficiency ratio differently. Calculation of the adjusted efficiency ratio for the three months ended March 31, 2013, and 2012, is as follows:

(dollars in thousands)	Three Months Ended March 31,
	2013	2012
Summary Operating Results:
Non-interest expense	$17,647	$16,627
Merger-related expenses	584	—
Adjusted non-interest expense	$17,063	$16,627

Net interest income	25,794	26,779

Non-interest income	2,558	4,949
Gain on sale of investment securities available-for-sale	—	(2,592)

Adjusted non-interest income	$2,558	$2,357

Total net interest income and non-interest income, adjusted (1)	$28,352	$29,136

Efficiency Ratio, GAAP (2)	62.24%	52.40%
Efficiency Ratio, adjusted	59.44%	56.36%

(1)	Tax Equivalent Income of $28,708 for 2013, and $29,501 for 2012
(2)	Computed by dividing non-interest expense by the sum of net interest income and non-interest income.

The tangible common equity ratio is a non-GAAP financial measure representing the ratio of tangible common equity to tangible assets. Tangible common equity and tangible assets are non-GAAP financial measures derived from GAAP-based amounts. We calculate tangible common equity for the Company by excluding the balance of intangible assets and outstanding preferred stock issued to the U.S. Treasury from total stockholders’ equity. We calculate tangible assets by excluding the balance of intangible assets from total assets. The Company had no intangible assets for the periods presented. The Company believes that this is consistent with the treatment by regulatory agencies, which exclude intangible assets from the calculation of regulatory capital ratios. Accordingly, we believe that these non-GAAP financial measures provide information that is important to investors and that is useful in understanding our capital position and ratios. However, these non-GAAP financial measures are supplemental and are not substitutes for an analysis based on a GAAP measure. As other companies may use different calculations for non-GAAP measures, our presentation may not be comparable to other similarly titled measures reported by other companies. Calculation of the Company’s tangible common equity ratio as of March 31, 2013, March 31, 2012, December 31, 2012, and September 31, 2012, is as follows:

(dollars in thousands)	As of March 31,		Dec 31,	Sept 30,
	2013	2012	2012	2012
Tangible common equity:
Total stockholders’ equity	$253,803	$296,637	$245,309	$311,528

Less:
Outstanding TARP senior preferred stock	—	67,670	—	68,621
Intangible assets	—	—	—	—

Tangible common equity	$253,803	$228,967	$245,309	$242,907

Total tangible assets	$2,883,388	$2,954,226	$2,823,692	$3,004,742

Tangible common equity ratio	8.80%	7.75%	8.69%	8.08%

Additional Information

Our common stock is listed for quotation on the Global Select Market of The NASDAQ Stock Market under the symbol “VCBI.” Additional information can be found through our website at www.vcbonline.com by selecting “About VCB/Investor Relations/SEC Filings”. Electronic copies of our 2012 Annual Report on Form 10-K are available free of charge by visiting the “SEC Filings” section of our website. Electronic copies of quarterly reports on Form 10-Q and current reports on Form 8-K are also available. These reports are posted as soon as reasonably practicable after they are electronically filed with the SEC.

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

The Agreement provides that at the effective time of the Merger, each outstanding share of common stock of the Company will be converted into the right to receive 0.5442 shares of United common stock, par value $2.50 per share, subject to adjustment as provided in the Agreement.

Pursuant to the Agreement, at the effective time of the Merger, the Company’s outstanding stock options and trust preferred warrants will be converted into options to purchase United’s common stock and warrants to purchase United common stock. The Agreement further provides that any outstanding warrant originally issued to the United States Department of Treasury to purchase common stock of the Company will be converted into a warrant to purchase common stock of United.

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

For a description of risks related to the Merger and the Bank Merger, see “Risks Related to the Merger with United Bankshares, Inc. (“UBSI”)” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Critical Accounting Policies

For the period ended March 31, 2013, there were no changes in the Company’s critical accounting policies as reflected in the Company’s most recent annual report.

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

Our allowance for loan losses has two basic components: the specific allowance and the general allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The specific allowance is used to individually allocate an allowance for impaired loans. Impairment testing includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral. These factors are combined to estimate the probability and severity of inherent losses based on the Company’s calculation of the loss embedded in the individual loan. Large groups of smaller balance, homogeneous loans, representing 1-4 family residential first and second trusts, including home equity lines-of-credit, are collectively evaluated for impairment based upon factors such as levels and trends in delinquencies, trends in loss and problem loan identification, trends in volumes and concentrations, local and national economic trends and conditions including estimated levels of housing price depreciation/homeowners’ loss of equity, competitive factors and other considerations. These factors are converted into reserve percentages and applied against the homogenous loan pool balances. Impaired loans which meet the criteria for substandard, doubtful and loss are segregated from performing loans within the portfolio. Internally classified loans are then grouped by loan type (commercial, real estate-one-to-four family residential, real estate-multi-family residential, real estate-non-farm, non-residential, real estate-construction, consumer, and farmland). The general formula is used to estimate the loss of non-classified loans. These un-criticized loans are also segregated by loan type and allowance factors are assigned by management based on delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of management, national and local economic trends, concentrations of credit, quality of the loan review system and the effect of external factors (i.e. competition and regulatory requirements). The factors assigned differ by loan type. The general allowance recognizes potential losses whose impact on the portfolio has yet to be recognized by a specific allowance. Allowance factors and the overall size of the allowance may change from period to period based on management’s assessment of the above described factors and the relative weights given to each factor. Further information regarding the allowance for loan losses is provided under the caption “Provision for Loan Losses and Allowance for Loan Losses” later in this report and in Note 5 to the Consolidated Financial Statements.

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

The Company’s 1998 Stock Option Plan (the “1998 Plan”), which is stockholder approved, permitted the grant of share options to its directors and officers for up to 2.3 million shares of common stock. The Company’s 2010 Equity Plan (the “2010 Plan”), which is also stockholder approved and replaces the 1998 Plan, permits the grant of share based awards in the form of stock options, stock appreciation rights, restricted and unrestricted stock, performance units, options and other awards to its directors, officers and employees for up to 1.5 million shares of common stock. To date, the Company has granted stock options and restricted stock under the 2010 Plan. The Company also has option awards outstanding under its 1998 Plan, but since May 2, 2010, the effective date of the 2010 Plan, no new awards can be granted under the 1998 Plan.

The Company recognizes expense for its share-based compensation based on the fair value of the awards that are granted.

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant, generally vest in equal annual installments based on five years of continuous service and have ten-year contractual terms. The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model that currently uses historical volatility of the Company’s stock based on a 7.2 year expected term, before exercise, for the options granted, and a risk-free interest rate based on the U.S. Treasury Department (the “Treasury”) curve in effect at the time of the grant to estimate total stock-based compensation expense. This amount is then amortized on a straight-line basis over the requisite service period, currently five years, to salaries and benefits expense.

Restricted stock awards generally vest in equal installments over five years. The compensation expense associated with these awards is based on the grant date fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as salaries and benefits expense ratably over the requisite service period, currently five years.

See Note 7 to the Consolidated Financial Statements for additional information regarding the plans and related expense.

On a quarterly basis the Company reviews any securities which are considered to be impaired as defined by accounting guidance, to determine if the impairment is deemed to be other-than-temporary. If it is determined that the impairment is other-than-temporary, i.e. impaired because of credit issues rather than interest rate, the investment is written down through a reduction in non-interest income on the Statement of Income in accordance with accounting guidance. With regard to debt securities, if we do not intend to sell a debt security and it is more likely than not that we will not be required to sell the debt security prior to recovery, we will then evaluate whether a credit loss has occurred. To determine whether a credit loss has occurred, we compare the amortized cost of the debt security to the present value of the cash flows we expect to be collected. If we expect a cash flow shortfall, we will consider a credit loss to have occurred and will then consider the impairment to be other than temporary. We will recognize the amount of the impairment loss related to the credit loss in the results of operations, with the remaining portion of the loss recorded through comprehensive income, net of applicable taxes. See Note 3 to the Consolidated Financial Statements for additional information regarding our securities and related impairment testing.

Results of Operations

Summary Financial Results

Net Income and Adjusted Operating Earnings

For the three months ended March 31, 2013, the Company recorded net income available to common stockholders of $6.0 million, or $0.17 per diluted common share, compared to net income available to common shareholders of $4.8 million, or $0.14 per diluted common share, for the three months ended March 31, 2012. The year-over-year earnings improvement was largely attributable to the Company’s repurchase of all of its TARP preferred stock during the fourth quarter of 2012, and related elimination of a $1.4 million effective dividend on preferred stock for the first quarter of 2013, and a $4.1 million decrease in the provision for loan losses, partially offset by a decrease in net interest income of $1.0 million, a $2.4 million decrease in non-interest income and a $1.0 million increase in non-interest expense.

Adjusted operating earnings (a non-GAAP measure) for the three months ended March 31, 2013, were $6.4 million, up $3.3 million, or 107.4%, as compared to $3.1 million for the same period in 2012. The year-over-year increase in the Company’s adjusted operating earnings are mostly due to lower provisioning for loan losses during the first quarter of 2013 as compared to the same period in 2012.

Net Interest Income

Net interest income is the excess of interest earned on loans and investments over the interest paid on deposits and borrowings. Net interest income is the most significant component of our total revenue. Net interest income is affected by overall balance sheet growth, changes in interest rates and changes in the mix of investments, loans, deposits and borrowings. Net interest income was $25.8 million for the first quarter of 2013 and declined $1.0 million, or 3.7%, from the same quarter last year. The net interest margin increased 4 basis points from 3.81% in the first quarter of 2012, to 3.85% for the same period in 2013 The year-over-year increase in the first quarter net interest margin was due to improvements in the mix of interest-earning assets and interest-bearing deposits, along with a reduction in interest-bearing deposit rates, partially offset by lower yields received on the average loan portfolio. Average loan yields declined 39 basis points year-over-year, from 5.67% to 5.28%, and average investment security yields declined 2 basis points, from 2.31% to 2.29%, compared to interest-bearing deposits declining 23 basis points, from 1.03% to 0.80%.

Interest and dividend income decreased $2.8 million on average total interest-earnings assets of $2.75 billion for the three months ended March 31, 2013, compared to interest and dividend income generated by average total interest-earnings assets of $2.87 billion for the same period in 2012. The decline in interest income is mostly attributable to lower yielding average loans being generated during the first quarter of 2013 in the current low interest rate environment.

Interest expense decreased $1.8 million to $5.4 million generated on an average total interest-bearing liability balance of $2.16 billion for the quarter ended March 31, 2013, from $7.2 million generated on an average total interest-bearing liability balance of $2.30 billion for the same period in 2012. The average rate paid on total interest-bearing liabilities was 1.01% for the first quarter of 2013, as compared to 1.26% for the first quarter of 2012. The decrease in the average rate paid on average total interest-bearing liabilities was predominantly the result of a series of interest rate reductions on customer deposits and an improvement in our funding mix, which included increases in the amount of lower cost average NOW deposits, money market deposits, and securities sold under agreements to repurchase, and reductions in the amount of higher cost average time deposits and savings deposits in our portfolio. The growth in our average balance of securities sold under agreements to repurchase during the first quarter of 2013, as compared to the same period in 2012, was seen in our lower-cost repurchase agreements related to customers. Average balances of higher-cost wholesale repurchase agreements have remained constant from the first quarter of 2012 to the first quarter of 2013.

The following table provides a comparative average balance sheet and net interest income analysis for the three months ended March 31, 2013, as compared to the same period in 2012. Average rates are presented on a fully taxable-equivalent (FTE) basis, using a statutory Federal tax rate of 35% for 2013, and 2012.

	Three Months Ended March 31,
	2013			2012
(Dollars in thousands)	Average Balance	Interest Income- Expense	Average Yields /Rates	Average Balance	Interest Income- Expense	Average Yields /Rates(1)
Assets

Investment securities(1)	$493,647	$2,535	2.29%	$604,991	$3,232	2.31%
Restricted investments	11,058	113	4.15%	11,272	101	3.61%
Loans, net of unearned income(2)	2,194,541	28,515	5.28%	2,175,016	30,621	5.67%
Interest-bearing deposits in other banks	54,257	39	0.29%	76,384	51	0.27%
Federal funds sold	—	—	—	—	—	—

Total interest-earning assets	$2,753,503	$31,202	4.65%	$2,867,663	$34,005	4.82%
Other assets	108,862			69,052

Total Assets	$2,862,365			$2,936,715

Liabilities and Stockholders’ Equity
Interest-bearing deposits:

NOW accounts	$441,569	$331	0.30%	$326,990	$298	0.37%
Money market accounts	219,817	161	0.30%	215,936	235	0.44%
Savings accounts	506,023	381	0.31%	628,298	772	0.49%
Time deposits	612,788	2,650	1.75%	760,745	3,637	1.92%

Total interest-bearing deposits	$1,780,197	$3,523	0.80%	$1,931,969	$4,942	1.03%
Securities sold under agreement to repurchase (3)	284,174	915	1.31%	279,803	1,037	1.49%
Other borrowed funds	29,544	16	0.22%	25,000	269	4.25%
Trust preferred capital notes	66,856	954	5.71%	66,602	978	5.81%

Total interest-bearing liabilities	$2,160,771	$5,408	1.01%	$2,303,374	$7,226	1.26%
Noninterest-bearing demand deposits and other liabilities	451,783			341,380

Total liabilities	$2,612,554			$2,644,754
Stockholders’ equity	249,811			291,961

Total liabilities and stockholders’ equity	$2,862,365			$2,936,715

Interest rate spread			3.64%			3.56%

Net interest income and margin		$25,794	3.85%		$26,779	3.81%
Ratio of average interest-earning assets to average interest-bearing liabilities	127.4%			124.5%

(1)	Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders’ equity. Average yields on securities are stated on a tax equivalent basis, using a 35% rate.
(2)	Loans placed on non-accrual status are included in the average balances. Net loan fees and late charges included in interest income on loans totaled $1.3 million and $1.2 million for the three months ended March 31, 2013 and 2012, respectively.
(3)	The securities sold under agreement to repurchase related to customers had an average balance of $209.2 million at an average rate of 0.16% for the three months ended March 31, 2013, and $204.8 million at an average rate of 0.38% for the same period 2012. Also, included are wholesale agreements with an average balance of $75.0 million at an average rate of 4.51% for the three months ended March 31, 2013, and $75.0 million at an average rate of 4.51% for the same period for 2012.

Provision for Loan Losses and Allowance for Loan Losses

Provisions for loan losses were $1.8 million for the quarter ended March 31, 2013, down $4.1 million, or 69.2%, compared to $6.0 million in the same period in 2012. Net charge-offs were $2.6 million for the three months ended March 31, 2013, compared to $9.4 million for the quarter ended March 31, 2012. The decrease in non-accruing loans from $37.9 million at December 31, 2012 to $35.2 million at March 31, 2013, and the reduction in the allowance for loan losses from $42.8 million at December 31, 2012 to $42.0 million at March 31, 2013, drove changes to the Company’s loan loss reserve and non-performing loan coverage ratios. As of March 31, 2013, reserves for loan losses represented 1.91% of total loans, down from 1.95% at December 31, 2012, with reserves covering 118.4% of total non-performing loans as of March 31, 2013. The decreases in the allowance for loan losses as a percentage of total loans from March 31, 2012, to March 31, 2013, is due to charge-offs incurred during 2013 being primarily supported by specific reserves in the allowance for loan losses as of December 2012. Analysis of the adequacy of the loan loss reserve indicated that loan loss provisioning of $1.8 million during the first quarter of 2013 was sufficient to maintain appropriate coverage. The $6.7 million reduction in net charge-offs for the three months ended March 31, 2013, compared to the same period in 2012, was primarily due to decreases in net charge-offs in the C&I loan portfolio, decreasing from $4.7 million in 2012, to $455 thousand in 2013 and in the ADC loan portfolio, decreasing $1.4 million, from $3.6 million in 2012 to $2.2 million in 2013. The Company’s ratio of net charge-offs to average total loans outstanding improved to 0.12% for the first quarter of 2013, compared to 0.43% for the same period in 2012.

Total non-performing assets and loans 90+ days past due declined $5.2 million sequentially from $50.2 million at December 31, 2012, to $45.0 million at March 31, 2013. The sequential decrease in non-performing assets and loans 90+ days past due was primarily driven by the sale of an OREO property for $990 thousand, collection from guarantors of a defaulted real estate loan of $787 thousand, sale of five notes and properties related to a former industrial loan company totaling $763 thousand, a residential property sale of $178 thousand, OREO write-downs of $1.2 million and gross charge-offs totaling $2.9 million, partially offset by loans moved to non-accrual including a loan to a printing company secured by commercial real estate of $910 thousand and a residential mortgage loan in the amount of $890 thousand. See “Risk Elements and Non-Performing Assets” later in this discussion for more information on non-performing assets and loans 90+ days past due and other impaired loans.

Management believes that the allowance for loan losses is adequate at March 31, 2013. However, there can be no assurance that additional provisions for loan losses will not be required in the future, including as a result of possible changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, and the residential real estate market in particular, on a national basis or in the Company’s market area, or changes in the circumstances of particular borrowers.

The Company generates a quarterly analysis of the allowance for loan losses, with the objective of quantifying portfolio risk into a dollar figure of inherent losses, thereby translating the subjective risk value into an objective number. Emphasis is placed on at least semi-annual independent external loan reviews and monthly internal reviews. The determination of the allowance for loan losses is based on applying and summing the results of eight qualitative factors and a historical loss factor to each category of loans along with any specific allowance for impaired and adversely classified loans within the particular category. Each factor is assigned a percentage weight and that total weight is applied to each loan category. The resulting sum from each loan category is then combined to arrive at a total allowance for all categories. Factors are different for each loan category. Qualitative factors include: levels and trends in delinquencies and non-accruals, trends in volumes and terms of loans, effects of any changes in lending policies, the experience, ability and depth of management, national and local economic trends and conditions, concentrations of credit, quality of the Company’s loan review system, and regulatory requirements. The total allowance required thus changes as the percentage weight assigned to each factor is increased or decreased due to its particular circumstance, as historical loss factors are updated, as the various types and categories of loans change as a percentage of total loans and as specific allowances are required on impaired loans and charge-offs occur. The decision to specifically reserve for or to charge-off or partially charge-off an impaired loan balance is based upon an evaluation of that loan’s potential to improve, based upon near term change in financial or market conditions, which would enable collection of the portion of the loan determined to be impaired. If these conditions are determined to be favorable, a specific reserve would be established as opposed to a charge-off. For further information regarding the allowance for loan losses see Note 5 to the Consolidated Financial Statements.

The following schedule summarizes the changes in the allowance for loan losses:

	Three Months Ended March 31, 2013	Twelve Months Ended December 31, 2012
	(Dollars in thousands)
Allowance, beginning of period	$42,773	$48,729
Provision for loan losses	1,847	14,826
Charge-Offs
Commercial	464	5,904
Real estate-non-farm, non-residential	110	6,388
Real estate-construction	2,213	7,587
Consumer	18	306
Real estate-one-to-four family residential	104	4,022
Real estate-multi-family residential	—	—
Farmland	—	—

Total charge-offs	$2,909	$24,207

Recoveries
Commercial	9	1,035
Real estate-non-farm, non-residential	10	1,081
Real estate-construction	39	539
Consumer	20	55
Real estate-one-to-four family residential	181	597
Real estate-multi-family residential	—	118
Farmland	—	—

Total recoveries	$259	$3,425

Net charge-offs	2,650	20,782

Allowance, end of period	$41,970	$42,773

Ratio of net charges-offs to average total loans outstanding during period	0.12%	0.95%

The following schedule provides a breakdown of the allowance for loan losses by loan type:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Allocation of the allowance for loan losses:
Commercial	$7,942	$5,455
Real estate-non-farm, non-residential	12,888	11,592
Real estate-construction	11,229	14,939
Consumer	262	167
Real estate-one-to-four family residential	9,380	10,420
Real estate-multi-family residential	159	78
Farmland	88	122
Unallocated	22	—

Balance	$41,970	$42,773

For a more detailed allocation of the allowance for loan losses, including general and specific allowances for each segment of the loan portfolio, see Note 5 to the Consolidated Financial Statements.

Risk Elements and Non-Performing Assets

Non-performing assets consist of non-accrual loans and OREO (foreclosed properties). For the three months ended March 31, 2013, total non-performing assets and loans 90+ days past due and still accruing interest decreased by $5.2 million, from $50.2 million at December 31, 2012, to $45.0 million at March 31, 2013. As a result, the ratio of non-performing assets and loans 90+ days past due and still accruing to total assets decreased from 1.78% of total assets at December 31, 2012, to 1.56% of total assets at March 31, 2013. The decrease during the first quarter of 2013 in non-performing assets and loans 90+ days past due and still accruing as a percent of total assets was primarily due to decreased non-performing assets in the Company’s real estate construction and residential and one-to-four family residential real estate segments of the loan portfolio and decreased OREO balances, partially offset by an increase in non-performing, non-residential real estate. Loans are placed in non-accrual status when in the opinion of management the collection of additional interest is unlikely or a specific loan meets the criteria for non-accrual status established by regulatory authorities. No interest is taken into income on non-accrual loans. A loan remains on non-accrual status until the loan is current as to both principal and interest or the borrower demonstrates the ability to pay and remain current, or both.

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

Other impaired loans, that are currently performing, and TDRs, performing in accordance with their modified terms, increased from $134.1 million at December 31, 2012, to $137.0 million at March 31, 2013. These loans have been identified by the Company as having certain weaknesses as a result of the Company’s specific knowledge about the customer or recent credit events, and are classified as substandard and subject to impairment testing at each balance sheet date.

Included in the loan portfolio at March 31, 2013, are loans classified as TDRs totaling $33.9 million, a sequential reduction of $9.5 million from $43.5 million at December 31, 2012. The sequential reduction in TDRs during the first quarter of 2013, was attributable to $231 thousand in new TDRs, removal from TDR classification of loans based on payment performance of $9.7 million, and principal payments of $64 thousand. Non-farm, non-residential real estate TDRs accounted for $8.0 million of the decrease in TDRs from December 31, 2012 to March 31, 2013. These loans, which have been provided concessions such as rate reductions, payment deferrals, and in some cases forgiveness of principal, are all on accrual status. If the loan was on non-accrual at the time of the concession it is the Company’s policy that it remain on non-accrual status and perform in accordance with the modified terms for a period of six months. All loans reported as troubled debt restructurings accrue interest. The Company does not report any non-accrual loans as troubled debt restructurings. If a troubled debt restructuring is on non-accrual status, it is reported as a non-accrual asset and not as a troubled debt restructuring.

Foreclosed real properties (or OREO) include properties that have been substantively repossessed or acquired in complete or partial satisfaction of debt. The sequential reduction in OREO during the first quarter of 2013, was attributable to $250 thousand in new OREO, sales proceeds of $1.6 million, and write-downs totaling $1.4 million. Write-downs for the quarter were primarily attributable to a single relationship with multiple OREO properties that face certain legal, title, and or maintenance issues. Such properties, which are held for resale, are carried at fair value, including a reduction for the estimated selling expenses. Reviews and discussions with regard to value and disposition of each foreclosed property are conducted monthly by the Company’s Special Asset Committee. The carrying value of a foreclosed asset is immediately adjusted down when new information is obtained, including a potentially acceptable offer, the sale of a similar property in the vicinity of one of the Company’s assets, and/or a change in the price the property is being listed for. The Company also uses the advice of outside consultants and real estate agents with knowledge of the markets the properties are located in. Appraisals are ordered when the property is foreclosed on, but are not routinely updated at each balance sheet date. The Company confirms that it performed the above noted procedures and made the proper impairment adjustments, if any, at the balance sheet date.

Total non-performing assets as of the dates indicated consisted of the following:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)

Non-accrual loans:
Commercial	$3,136	$3,317
Real estate-one-to-four family residential:
Permanent first and second	2,263	3,606
Home equity loans and lines	2,379	2,498

Total real estate-one-to-four family residential	$4,642	$6,104
Real estate-multi-family residential	—	—
Real estate-non-farm, non-residential:
Owner-occupied	2,561	1,791
Non-owner-occupied	4,030	3,864

Total real estate-non-farm, non-residential	$6,591	$5,655
Real estate-construction:
Residential	7,615	16,976
Commercial	13,185	5,860

Total real estate-construction:	$20,800	$22,836
Consumer	16	17

Total non-accrual loans	$35,185	$37,929
OREO	9,562	12,302

Total non-performing assets	$44,747	$50,231

Loans 90+ days past due and still accruing:
Commercial	$232	$—
Real estate-one-to-four family residential:
Permanent first and second	—	—
Home equity loans and lines	—	—

Total real estate-one-to-four family residential	$—	$—
Real estate-multi-family residential	—	—
Real estate-non-farm, non-residential:
Owner-occupied	—	—
Non-owner-occupied	—	—

Total real estate-non-farm, non-residential	$—	$—
Real estate-construction:
Residential	—	—
Commercial	—	—

Total real estate-construction:	$—	$—
Consumer	22	—

Total loans past due 90+ days and still accruing	$254	$—

Total non-performing assets and 90+ days past due loans	$45,001	$50,231

Non-performing assets
to total loans:	2.04%	2.29%
to total assets:	1.55%	1.78%
Non-performing assets and 90+ days past due loans
to total loans:	2.05%	2.29%
to total assets:	1.56%	1.78%
Allowance for loan losses to total loans	1.91%	1.95%
Allowance for loan losses to non-performing loans	118.43%	112.77%

Non-performing loans continue to be concentrated in residential and commercial construction and land development loans in outer sub-markets that continue to be impacted by the downturn in residential real estate markets and current economic and employment conditions. As of March 31, 2013, $20.8 million, or 59.1%, of non-performing loans represented acquisition, development and construction (“ADC”) loans; $6.6 million, or 18.7%, represented non-farm, non-residential loans; $4.6 million, or 13.2%, represented loans on one-to-four family residential properties; and $3.1 million, or 8.9%, represented commercial and industrial (“C&I”) loans. As of March 31, 2013, specific reserves of $16.1 million have been established for non-performing loans and other loans determined to be impaired. Interest actually received on non-accrual loans was $127 thousand in the three months ended March 31, 2012, and $133 thousand for the three months ended March 31, 2013. The Company continues to pursue an aggressive campaign to further reduce non-performing assets and other impaired loans and is implementing and executing various disposition strategies on an ongoing basis. See Note 5 to the Consolidated Financial Statements for additional information regarding the Company’s non-performing loans.

The following provides a breakdown of the construction and non-farm/non-residential loan portfolios by location, including loans on non-accrual status, with dollars in thousands:

	As of March 31, 2013
Residential, Acquisition, Development and Construction Loans By County/Jurisdiction of Origination:	Total Outstandings	Percentage of Total	Non-accrual Loans	Non-accruals as a % of Outstandings	Net charge- offs as a % of Outstandings
District of Columbia	$7,273	4.4%	$489	0.3%	—
Montgomery, MD	—	—	—	—	—
Prince Georges, MD	8,153	5.0%	3,681	2.3%	—
Other Counties in MD	4,920	3.0%	62	—	—
Arlington/Alexandria, VA	30,554	18.7%	616	0.4%	0.4%
Fairfax, VA	36,103	22.1%	—	—	—
Culpeper/Fauquier, VA	10,550	6.4%	200	0.1%	—
Frederick, VA	2,288	1.4%	2,288	1.4%	—
Henrico, VA	955	0.6%	—	—	—
Loudoun, VA	15,674	9.6%	279	0.2%	—
Prince William, VA	22,786	13.9%	—	—	—
Spotsylvania, VA	342	0.2%	—	—	—
Stafford, VA	20,287	12.4%	—	—	—
Other Counties in VA	1,648	1.0%	—	—	—
Outside VA, D.C. & MD	2,125	1.3%	—	—	—

	$163,658	100.0%	$7,615	4.7%	0.4%

	As of March 31, 2013
Commercial, Acquisition, Development and Construction Loans By County/Jurisdiction of Origination:	Total Outstandings	Percentage of Total	Non-accrual Loans	Non-accruals as a % of Outstandings	Net charge-offs (recoveries) as a % of Outstandings
District of Columbia	$272	0.2%	$—	—	—
Montgomery, MD	1,974	1.5%	—	—	—
Prince Georges, MD	6,357	4.9%	—	—	—
Other Counties in MD	2,080	1.6%	—	—	—
Arlington/Alexandria, VA	14,415	11.2%	506	0.4%	—
Fairfax, VA	8,031	6.2%	2,142	1.7%	0.2%
Culpeper/Fauquier, VA	1,688	1.3%	1,688	1.3%	0.4%
Frederick, VA	2,000	1.5%	—	—	—
Henrico, VA	—	—	—	—	—
Loudoun, VA	13,840	10.7%	—	—	—
Prince William, VA	45,990	35.7%	—	—	—
Spotsylvania, VA	1,640	1.3%	—	—	—
Stafford, VA	25,412	19.7%	8,014	6.2%	0.6%
Other Counties in VA	5,377	4.2%	835	0.6%	—
Outside VA, D.C. & MD	—	—	—	—	—

	$129,076	100.0%	$13,185	10.2%	1.2%

	As of March 31, 2013
Non-Farm/Non-Residential Loans By County/Jurisdiction of Origination:	Total Outstandings	Percentage of Total	Non-accrual Loans	Non-accruals as a % of Outstandings	Net charge- offs as a % of Outstandings (1)
District of Columbia	$82,287	7.1%	$—	—	—
Montgomery, MD	18,729	1.6%	1,738	0.1%	—
Prince Georges, MD	72,084	6.2%	—	—	—
Other Counties in MD	47,781	4.1%	—	—	—
Arlington/Alexandria, VA	182,882	15.8%	909	0.1%	—
Fairfax, VA	277,162	24.0%	719	0.1%	—
Culpeper/Fauquier, VA	5,197	0.4%	2,061	0.2%	—
Frederick, VA	7,646	0.7%	—	—	—
Henrico, VA	21,562	1.9%	—	—	—
Loudoun, VA	146,847	12.7%	1,164	0.1%	—
Prince William, VA	181,661	15.7%	—	0.1%	—
Spotsylvania, VA	18,927	1.6%	—	—	—
Stafford, VA	19,328	1.7%	—	—	—
Other Counties in VA	66,001	5.7%	—	—	—
Outside VA, D.C. & MD	8,932	0.8%	—	—	—

	$1,157,026	100.0%	$6,591	0.7%	—

(1)	Charge-offs were less than 0.1% of outstanding loans at March 31, 2013.

Total TDRs as of the dates indicated consisted of the following:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)

Troubled debt restructurings:
Commercial	$7,071	$6,875
Real estate-one-to-four family residential:
Permanent first and second	2,607	4,303
Home equity loans and lines	—	—

Total real estate-one-to-four family residential	$2,607	$4,303
Real estate-multi-family residential	—	—
Real estate-non-farm, non-residential:
Owner-occupied	9,524	9,528
Non-owner-occupied	7,761	15,779

Total real estate-non-farm, non-residential	$17,285	$25,307
Real estate-construction:
Residential	73	73
Commercial	6,890	6,890

Total real estate-construction:	$6,963	$6,963
Consumer	—	—
Farmland	—	—

Total troubled debt restructurings	$33,926	$43,448

At March 31, 2013, all TDRs were performing in accordance with their modified terms, and at December 31, 2012, of the Company’s total TDRs of $43.4 million, all were performing in accordance with their modified terms.

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

At March 31, 2013, the Company had $1.53 billion, or 69.6%, of total loans concentrated in commercial real estate. Commercial real estate for purposes of this discussion includes all construction loans, loans secured by multi-family residential properties and loans secured by non-farm, non-residential properties. At December 31, 2012, commercial real estate loans were $1.52 billion, or 69.2%, of total loans. Total construction loans of $292.7 million at March 31, 2013, represented 13.3% of total loans, loans secured by multi-family residential properties of $80.0 million represented 3.6% of total loans, and loans secured by non-farm, non-residential properties of $1.2 billion represented 52.6%.

Construction loans at March 31, 2013, included $147.7 million in loans to commercial builders of single family residential property and $15.9 million to individuals on single family residential property, together representing 7.4% of total loans. These loans are made to a number of unrelated entities and generally have a term of twelve to eighteen months. In addition, the Company had $129.1 million of construction loans on non-residential commercial property at March 31, 2013, representing 5.9% of total loans. Total construction loans of $292.7 million include $118.6 million in land acquisition and/or development loans on residential property and $63.9 million in land acquisition and/or development loans on commercial property, together totaling $182.5 million, or 8.3% of total loans. These commercial loans generally represent short term obligations to support working capital needs and/or term loans to finance the purchase of business assets. Potential adverse developments in the Northern Virginia real estate market or economy, including substantial increases in mortgage interest rates, slower housing sales, and increased commercial property vacancy rates, could have an adverse impact on these groups of loans and the Bank’s income and financial position. At March 31, 2013, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. In addition, the Bank has commercial loans of $255.5 million, or 11.6% of the Bank’s total loan portfolio, to businesses and organizations, including trade associations, professional corporations, community associations, government contractors, medical practitioners, property management companies, religious organizations and houses of worship, heavy equipment contractors and others primarily located in the Northern Virginia market.

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

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land which represent in total 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institution’s which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans. Management has extensive experience in commercial real estate lending and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to its commercial real estate portfolio. The Company is well-capitalized. Nevertheless, it is possible that the Company could be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could require us to obtain additional capital, and may adversely affect stockholder returns.

Non-Interest Income

Non-interest income represented 7.6% and 12.7% of total revenue at March 31, 2013, and March 31, 2012, respectively. Although interest income is our primary source of revenue, we remain committed to increasing non-interest income as a way to improve profitability and diversify our sources of revenue.

For the three months ended March 31, 2013, the Company recognized $2.6 million in non-interest income, compared to non-interest income of $4.9 million for the three months ended March 31, 2012.

The following table presents the components of non-interest income for the three months ended March 21, 2013, and 2012:

	Three Months Ended March 31,		From the Three Months Ended March 31, 2012 to the Three Months Ended March 31, 2013
(dollars in thousands)	2013	2012	$ change	% change
Service charges and other fees	$930	$881	$49	5.6%
Non-deposit investment services commissions	282	252	30	11.9%
Gains on loans held-for-sale	1,022	1,001	21	2.1%
Gain on sale of securities available-for-sale	—	2,592	(2,592)	–100.0%
Bank owned life insurance	301	55	246	447.3%
Other	23	168	(145)	–86.3%

Total Non-Interest Income	$2,558	$4,949	$(2,391)	(48.3)%

Included in the first quarter 2012 non-interest income is a gain on sale of securities of $2.6 million, while the first quarter of 2013 did not include a gain or loss on sale of securities. Fees and net gains on loans held-for-sale were $1.0 million in the first quarter of 2013 and 2012.

Non-Interest Expense

For the three months ended March 31, 2013, the Company recognized $17.6 million in non-interest expense, compared to non-interest expense of $16.6 million for the three months ended March 31, 2012. The following table presents the components of non-interest expense for the three months ended March 31, 2013, and 2012:

	Three Months Ended March 31,		From the Three Months Ended March 31, 2012 to the Three Months Ended March 31, 2013
(dollars in thousands)	2013	2012	$ change	% change
Salaries and employee benefits	$8,178	$7,785	$393	5.1%
Premises and equipment expense	2,421	2,421	—	—
FDIC insurance	517	995	(478)	–48.0%
Loss on other real estate owned	1,248	826	422	51.1%
OREO Expense	208	318	(110)	–34.6%
Franchise tax expense	748	750	(2)	–0.3%
Data processing expense	725	653	72	11.0%
Merger-related expense	584	—	584	100.0%
Other operating expense	3,018	2,879	139	4.8%

Total Non-Interest Expense	$17,647	$16,627	$1,020	6.1%

The year-over-year increase was primarily related to an increase of $422 thousand on loss on other real estate owned and $584 thousand in merger-related expenses.

Provision for Income Taxes

The Company’s income tax provisions are adjusted for non-deductible expenses and non-taxable income after applying the U.S. federal income tax rate of 35%. For the three months ended March 31, 2013, the Company recorded a provision for income taxes of $2.8 million compared to a provision of $3.0 million for the same period in 2012. Our effective tax rate was 31.9% and 32.6% for the three months ended March 31, 2013, and March 31, 2012, respectively. Our provision for income taxes was positively impacted by non-taxable income generated by the bank owned life insurance earnings, and earnings from tax-exempt investment securities, which provided the greatest benefit to our effective tax rate, and decreased year-over-year in part due to slightly lower income before provision for income taxes generated during the first quarter of 2013.

Financial Condition

Total Assets

Total assets increased by $59.7 million, or 2.1%, to $2.88 billion at March 31, 2013, as compared to $2.82 billion at December 31, 2012. The linked quarter increase was largely the result of an increase in cash and cash equivalents of $62.1 million, including a $79.0 million increase in interest-bearing deposits in other banks, and loans, net of allowance for loan loss, of $9.9 million, which were partially offset by a decrease in loans held-for-sale of $10.3 million.

The primary contributor to the increase in interest-bearing deposits in other banks to $80.0 million at March 31, 2013, was the growth in funding provided by securities sold under agreements to repurchase. During the first quarter of 2013, securities sold under agreements to repurchase increased $91.7 million, or 36.6%, to $342.4 million at March 31, 2013. Securities sold under agreement to repurchase are entered into primarily with in market commercial customers that generally maintain a full relationship with the Bank, in the form of lending facilities and other deposit products. We generally invest these funds in short-term liquid assets, such as interest-bearing deposits held at the Federal Reserve Bank, and investment securities available-for-sale.

Loan growth has been favorable in our ADC portfolio, real estate non-farm, non-residential portfolio, and real estate multi-family residential portfolio, as these portfolios increased sequentially $10.7 million, $1.8 million, and $1.4 million, respectively. The largest decrease in a segment of the loan portfolio during the first quarter of 2013 was a decrease of $5.6 million, or 2.1%, in commercial loans.

Investment securities were up $1.7 million sequentially from December 31, 2012 to March 31, 2013. We held 17.2% of our total assets in the investment security portfolio at March 31, 2013, compared to 17.5% at December 31, 2012.

Loans held-for-sale decreased $10.3 million, to $4.9 million at March 31, 2013, compared to $15.2 million at December 31, 2012. The level of loans held-for-sale quarter-over-quarter is driven by various market and economic conditions, including mortgage loan demand in our housing markets, and the interest rate environment.

Investment Securities

Investment securities were $495.1 million representing an increase of $1.7 million sequentially from December 31, 2012. There was no gain on sale of securities during the first quarter 2013. During the first quarter of 2012, the Company sold $58.6 million of investment securities resulting in a $2.6 million gain on sale of securities. The purchase of investment securities made during the current quarter were predominantly at a premium to book value in short-term, pass-through securities, with an average life of three to four years or less.

The investment portfolio contains two pooled trust preferred securities with a book value of $5.1 million, and a market value of $364 thousand at March 31, 2013, for which the Company performs a quarterly analysis to determine whether any other-than-temporary impairment exists. The analysis includes stress tests on the underlying collateral and cash flow estimates based on the current and projected future levels of deferrals, defaults, and prepayments within each pool. There was no recorded impairment loss for the three months ended March 31, 2013, and March 31, 2012.

Loans

Loans, net of allowance for loan losses, increased $9.9 million, or 0.5%, from $2.14 billion at December 31, 2012, to $2.15 billion at March 31, 2013. The sequential increase in ADC loans represented increased funding of new and ongoing construction projects, primarily consisting of single family and multi-family residential properties, as well as one new residential development loan and one new multi-family loan. The increase in owner-occupied non-farm, non-residential loans represented the refinance of several new business and non-profit clients’ operating facilities. The sequential decrease in C&I loans was driven by repayment of credit line borrowings that were previously used to support year-end tax planning and in anticipation of changes in the tax code. The orientation of loan generation efforts and loan mix continues to be reflective of the Bank’s strategic emphasis on building greater market share in commercial lending, owner-occupied commercial real estate and residential real estate lending, while focusing ADC lending and non-owner-occupied commercial real estate lending on select transactions in key markets with solid economic metrics.

Loans held-for-sale

Loans held-for-sale, which are originated by our mortgage division and intended for sale in the secondary market, decreased $10.3 million from $15.2 million at December 31, 2012, to $4.9 million at March 31, 2013. The decrease in loans held-for-sale was related to a slowdown in residential mortgage loan activity, which is the result of weaker mortgage loan demand during the first quarter due to seasonality and changes in mortgage interest rates. Loans sold to correspondent banks are subject to repurchase as a result of specific events outlined in the correspondent purchase agreements. The repurchase events, include but are not limited to, deficiencies in documentation standards, and defaults or pay-offs within a specified period of time. The Company did not maintain a reserve for repurchases at March 31, 2013, and December 31, 2012, and has historically experienced an insignificant amount of repurchases.

Deposits

Total deposits at March 31, 2013, were $2.19 billion, a decrease $58.5 million, or 2.6%, from December 31, 2012 to March 31, 2013 with non-interest bearing demand deposits increasing by $4.5 million, or 1.1%, savings and interest-bearing demand accounts decreasing $37.0 million, or 3.1%, and time deposits decreasing by $25.9 million, or 4.1%. The reduction in time deposits during the past year has been intentional and resulted from a series of interest rate reductions that continued throughout 2012 and into the first quarter of 2013. As a result of deposit rate decreases and an improving deposit mix, the cost of total interest-bearing deposits and total deposits declined from 1.03% and 0.89% for the quarter ended March 31, 2012, to 0.80% and 0.65% for the quarter ended March 31, 2013, respectively. The Company’s deposit mix continues to be weighted heavily in lower cost non-interest bearing demand deposits, savings and interest-bearing demand deposits, which comprised 72.4% of total deposits at March 31, 2013, compared to 72.0% at December 31, 2012. As of March 31, 2013, non-interest bearing demand deposits represented 19.2% of total deposits, compared to 18.5% at December 31, 2012.

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

Stockholders’ equity increased $8.5 million, or 3.5%, from $245.3 million at December 31, 2012, to $253.8 million at March 31, 2013, with approximately $3.3 million in net proceeds from stock issuances, net income to common stockholders of $6.0 million for the first quarter 2013, partially offset by a decrease of $903 thousand in other comprehensive income related to the investment securities portfolio. Sequentially, the Company’s Tier 1 and total qualifying capital ratios are up 42 and 41 basis points, respectively.

The Company’s tangible common equity ratio increased from 8.69% at December 31, 2012, to 8.80% at March 31, 2013. The 11 basis point increase in tangible common equity ratio is primarily related to $6.0 million in retained net income available to common stockholders for the first quarter of 2013, partially offset by increase of $59.7 million in total tangible assets and a decrease of $903 thousand in other comprehensive income.

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

As of March 31, 2013, and December 31, 2012, we did not have any brokered deposits, other than CDARS reciprocal deposits, on our balance sheet. CDARS reciprocal deposits are deposits that have been placed into a deposit placement service which allows us to place our customers’ funds in FDIC-insured time deposits at other banks and at the same time, receive an equal sum of funds from customers of other banks within the deposit placement service. CDARS reciprocal deposits of $54.2 million and $49.0 million are included in our time deposit portfolio and account for 2.5% and 2.2% of our total deposits at March 31, 2013, and December 31, 2012, respectively. Time deposits comprise approximately $603.0 million, or 27.6%, of our total deposit liabilities at March 31, 2013.

The Company measures total liquidity through cash and cash equivalents, investment securities available-for-sale, mortgage loans held-for-sale, other loans and investment securities maturing within one year, less securities pledged as collateral for repurchase agreements, public deposits and other purposes, and less any outstanding Federal funds purchased. These liquidity sources decreased $53.7 million, or 7.8%, from $690.6 million at December 31, 2012, to $636.9 million at March 31, 2013, primarily due to a $40.7 million increase in securities pledged as collateral for repurchase agreements, partially offset by a $79.0 million increase in interest-bearing deposit accounts at other banks. Additional sources of liquidity available to the Bank include the capacity to borrow funds through established short-term lines of credit with various correspondent banks and the Federal Home Loan Bank of Atlanta. See Note 9 to the Consolidated Financial Statements for further information regarding these additional liquidity sources.

It is our opinion that our liquidity position at March 31, 2013, is adequate to respond to fluctuations “on” and “off” balance sheet. In addition, we know of no trends, demands, commitments, events or uncertainties that may result in, or that are reasonably likely to result in our inability to meet anticipated or unexpected liquidity needs.

Off-Balance Sheet Arrangements

The Company enters into certain off-balance sheet arrangements in the normal course of business to meet the financing needs of its customers. These off-balance sheet arrangements include unfunded lines of credit, commitments to extend credit, standby letters of credit and financial guarantees, totaling $624.3 million and $610.8 million as of March 31, 2013, and December 31, 2012, respectively. These arrangements would impact the Company’s liquidity and capital resources to the extent customers accept and/or use these commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. With the exception of these off-balance sheet arrangements, and the Company’s obligations in connection with its trust preferred securities, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors.

Unfunded lines of credit and commitments to extend credit amounted to $553.0 million at March 31, 2013, and $550.1 million at December 31, 2012, represent legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Unfunded lines of credit and commitments to extend credit were $531.5 million and $21.5 million at March 31, 2013, and were $533.3 million and $16.8 million at December 31, 2012. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At March 31, 2013, and December 31, 2012, the Company had $71.3 million and $60.8 million, respectively, in outstanding standby letters of credit.

Contractual Obligations

Since December 31, 2012, there have been no significant changes in the Company’s contractual obligations.

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

We are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on our financial condition and the consolidated financial statements. Both the Company’s and the Bank’s capital levels continue to meet regulatory requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios. Tier 1 capital consists of common and qualifying preferred stockholders’ equity, less goodwill, and for the Company includes certain minority interests relating to bank subsidiary issued securities, and a limited amount of restricted core capital elements. Restricted core capital elements include qualifying cumulative preferred stock interests, certain minority interests in subsidiaries and qualifying trust preferred securities. Total risk-based capital consists of Tier 1 capital, qualifying subordinated debt, and a portion of the allowance for loan losses, and for the Company, a limited amount of excess restricted core capital elements. Risk-based capital ratios are calculated with reference to risk-weighted assets. The leverage ratio compares Tier 1 capital to total average assets. The Bank’s Tier 1 risk-based capital ratio was 13.15% at March 31, 2013, compared to 12.82% at December 31, 2012, and its total risk-based capital ratio was 14.41% at March 31, 2013, compared to 14.08% at December 31, 2012. These ratios are in excess of the minimum regulatory requirement of 4.00% and 8.00%, respectively. The Bank’s leverage ratio was 10.69% at March 31, 2013, compared to 10.03% at December 31, 2012, and in excess of the minimum regulatory requirement of 4.00%. The Company’s Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage ratio was 13.67%, 14.92%, and 11.06%, respectively, at March 31, 2013, compared to 13.25%, 14.51%, and 10.29% at December 31, 2012. In addition the Company’s and the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in applicable banking regulations. The increases in these capital ratios year-over-year are due to additional capital raised, net income generated by operations and lower levels of risk-weighted assets.

The ability of the Company to continue to maintain its overall asset size, or to grow, is dependent on its earnings and the ability to obtain additional funds for contribution to the Bank’s capital, through earnings, borrowing, the sale of additional common stock, or the issuance of additional other qualifying securities. In the event that the Company is unable to obtain additional capital for the Bank on a timely basis, the growth of the Company and the Bank may be curtailed, and the Company and the Bank may be required to reduce their level of assets in order to maintain compliance with regulatory capital requirements. In addition, in connection with the pending Merger with United, under the Agreement and Plan of Merger the Company is restricted from pursuing many capital-raising strategies until the Merger closes. If the Company cannot maintain sufficient capital or is forced to restrict growth or shrink its balance sheet, net income and stockholders’ equity may be adversely affected.

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

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Federal Reserve has revised the capital treatment of trust preferred securities to provide that, beginning in 2011, such securities can be counted as Tier 1 capital at the holding company level, together with other restricted core capital elements, up to 25% of total capital (net of goodwill), and any excess as Tier 2 capital, subject to limitation. At March 31, 2013, trust preferred securities represented 20.5% of the Company’s Tier 1 capital and 18.8% of its total risk-based capital. See Note 10 to the Consolidated Financial Statements for further information regarding trust preferred securities.

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

In connection with the purchase of the Series A Preferred Stock, the Treasury was issued a warrant (the “Warrant”) to purchase 2,696,203 shares of the Company’s common stock at an initial exercise price of $3.95 per share. The Warrant provides for the adjustment of the exercise price and the number of shares of the common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of the common stock, and upon certain issuances of the common stock (or securities exercisable or exchangeable for, or convertible into, common stock) at or below 90% of the market price of the common stock on the trading day prior to the date of the agreement on pricing such securities. The Warrant expires ten years from the date of issuance. The Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant. As of March 31, 2013, the warrant issued to the Treasury to purchase shares of the Company’s common stock remains outstanding.

Please refer to Note 10 to the Consolidated Financial Statements for additional information regarding the issuance in 2008 of $25 million of trust preferred securities and warrants to purchase 1.5 million shares of the Company’s common stock to certain directors and executive officers of the Company.

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

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The amendments in this ASU require an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. In addition, the amendments require a cross-reference to other disclosures currently required for other reclassification items to be reclassified directly to net income in their entirety in the same reporting period. Companies should apply these amendments for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The Company has included the required disclosures from ASU 2013-02 in the consolidated financial statements.

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

Our short term interest rate sensitivity is managed through the use of a model that generates estimates of the change in the net interest income when interest rates are shocked upward and downward from the base case. Given the current rate environment, we limited the downward change to 100 basis points. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. The model captures the timing of the repricing of interest sensitive assets and interest sensitive liabilities as well as the degree of change (“beta”) in the interest rates of particular asset and liability products that occurs as interest rates move upward or downward. The model assumes that the composition of the interest sensitive assets and interest sensitive liabilities existing at March 31, 2013, remains constant over a two year period (base case) and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.

The following table provides an analysis of our interest rate risk as measured by the estimated change in MVPE and net interest income from the base case, resulting from instantaneous and sustained parallel shifts in interest rates as of March 31, 2013:

	Sensitivity of Market Value of Portfolio Equity March 31, 2013	Sensitivity of Net Interest Income March 31, 2013
	Market Value of Portfolio Equity	Net Interest Income
Interest Rate Scenario	Percent Change from Base	Percent Change from Base
Up 200 bps	–14.6%	+4.0%
Up 300 bps	–25.3%	+5.3%
Down 100 bps	+2.6%	–6.8%

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

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports that the company files with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information required to be set forth in the Company’s periodic reports.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company and its subsidiaries may be involved in certain litigation matters arising in the ordinary course of business. Although the ultimate outcome of these matters cannot be ascertained at this time, and the results of legal proceedings cannot be predicted with certainty, we believe, based on current knowledge, that the resolution of any such matters arising in the ordinary course of business will not have a material adverse effect on the Company.

Item 1A. RISK FACTORS

There have been no material changes in the risk factors faced by the Company from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities.- None

(b)	Use of Proceeds.- Not Applicable.

(c)	Issuer Purchases of Securities.- None

Item 3. DEFAULTS UPON SENIOR SECURITIES - None

Item  4. MINE SAFETY DISCLOSURES - None

Item 5. OTHER INFORMATION

(a)	Required 8-K Disclosures. None

(b)	Changes in Procedures for Director Nominations by Securityholders. None

Item 6. EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated as of January 29, 2013, by and between United Bankshares, Inc. and Virginia Commerce Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 31, 2013)

3.1	Articles of Incorporation of Virginia Commerce Bancorp, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

3.2	Articles of Amendment to the Articles of Incorporation relating to the Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 15, 2008)

3.3	Amended and Restated By-laws of Virginia Commerce Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 27, 2007)

3.4	Amendment to the Amended and Restated By-laws of Virginia Commerce Bancorp, Inc. (incorporated by reference to exhibit 3.4 to the Company’s Current Report on Form 8-K filed on January 28, 2011)

31.1	Certification of Peter A. Converse, President and Chief Executive Officer

31.2	Certification of Mark S. Merrill, Executive Vice President and Chief Financial Officer

32.1	Certification of Peter A. Converse, President and Chief Executive Officer

32.2	Certification of Mark S. Merrill, Executive Vice President and Chief Financial Officer

101	The following materials from Virginia Commerce Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virginia Commerce Bancorp, Inc.
(Registrant)

Date: May 9, 2013	BY	/s/ Peter A. Converse
Peter A. Converse, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2013	BY	/s/ Mark S. Merrill
Mark S. Merrill, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)