Form 10-Q
period 2013-06-30
VIRGINIA COMMERCE BANCORP INC
filed 2013-08-08
CIK 1099305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 2, 2013, the number of outstanding shares of registrant’s common stock, par value $1.00 per share, was: 32,693,257.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	(Unaudited) June 30, 2013	(Audited) December 31, 2012
Assets
Cash and due from banks	$28,804	$49,531
Interest bearing deposits in other banks	99,000	1,000

Cash and cash equivalents	$127,804	$50,531
Investment securities available-for-sale, at fair value	482,727	493,424
Restricted investments, at cost	10,253	10,147
Loans held-for-sale	7,848	15,195
Loans, net of allowance for loan losses of $41,131 and $42,773	2,095,391	2,142,872
Premises and equipment, net	9,199	10,072
Accrued interest receivable	8,620	8,563
Other real estate owned, net of valuation allowance of $4,228 and $6,374	11,290	12,302
Bank owned life insurance	45,000	44,393
Other assets	38,103	36,193

Total assets	$2,836,235	$2,823,692

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing demand deposits	$465,805	$416,091
Savings and interest-bearing demand deposits	1,134,584	1,200,397
Time deposits	579,168	628,904

Total deposits	$2,179,557	$2,245,392
Securities sold under agreement to repurchase	301,620	250,718
Other borrowed funds	25,000	7,000
Trust preferred capital notes	66,955	66,827
Accrued interest payable	2,653	1,885
Other liabilities	6,686	6,561

Total liabilities	$2,582,471	$2,578,383

Stockholders’ Equity
Common stock, $1.00 par value per share, 50,000,000 shares authorized, 32,623,439 issued and outstanding at June 30, 2013, including 189,546 in unvested restricted stock issued and 31,920,756 issued and outstanding at December 31, 2012, including 110,215 in unvested restricted stock issued	32,434	31,811
Surplus	122,055	118,508
Warrants	8,520	8,520
Retained earnings	96,986	83,487
Accumulated other comprehensive (loss) income, net	(6,231)	2,983

Total stockholders’ equity	$253,764	$245,309

Total liabilities and stockholders’ equity	$2,836,235	$2,823,692

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest and dividend income:
Interest on loans, including fees	$28,381	$30,427	$56,896	$61,048
Interest and dividends on investment securities:
Taxable	1,932	2,452	3,900	5,096
Tax-exempt	561	586	1,128	1,174
Dividend on restricted investments	114	104	227	205
Interest on deposits in other banks	41	74	80	125

Total interest and dividend income	$31,029	$33,643	$62,231	$67,648

Interest expense:
Interest on deposits	$3,340	$4,465	$6,863	$9,407
Interest on securities sold under agreement to repurchase and federal funds purchased	926	1,014	1,841	2,051
Interest on other borrowed funds	18	268	34	537
Interest on trust preferred capital notes	953	979	1,907	1,957

Total interest expense	$5,237	$6,726	$10,645	$13,952

Net interest income	$25,792	$26,917	$51,586	$53,696
Provision for loan losses	2,526	3,162	4,373	9,156

Net interest income after provision for loan losses	$23,266	$23,755	$47,213	$44,540

Non-interest income:
Service charges on deposits	906	$875	$1,836	$1,756
Non-deposit investment services commissions	245	242	527	494
Gain on sale of mortgage loans held-for-sale	675	830	1,697	1,831
Gain on sale of investment securities available-for-sale	—	1,328	—	3,920
Increase in cash surrender value of bank owned life insurance	306	54	607	109
Other income	64	92	87	260

Total non-interest income	$2,196	$3,421	$4,754	$8,370

Non-interest expense:
Salaries and employee benefits	$6,713	$7,239	$14,891	$15,024
Premises and equipment expenses	2,303	2,341	4,724	4,762
FDIC insurance	515	833	1,032	1,828
Loss on other real estate owned	535	881	1,783	1,707
OREO expenses	265	262	473	580
Franchise tax expense	747	750	1,495	1,500
Data processing expenses	674	675	1,399	1,328
Merger-related expense	282	—	866	—
Other operating expenses	2,004	2,576	5,022	5,455

Total non-interest expense	$14,038	$15,557	$31,685	$32,184

Income before provision for income taxes	$11,424	$11,619	$20,282	$20,726
Provision for income taxes	3,961	3,899	6,783	6,864

Net income	$7,463	$7,720	$13,499	$13,862

Effective dividend on preferred stock	—	1,363	—	2,726

Net income available to common stockholders	$7,463	$6,357	$13,499	$11,136

Earnings per common share, basic	$0.23	$0.20	$0.42	$0.35
Earnings per common share, diluted	$0.21	$0.19	$0.38	$0.33

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Income	$7,463	$7,720	$13,499	$13,862
Other Comprehensive (Loss) Income:
Unrealized net gains (losses) on investment securities available-for-sale, net of tax (1)	(8,311)	521	(9,214)	157
Reclassification adjustment for transfer of investment securities from held-to-maturity to available-for-sale, net of tax of $895 in 2012	—	—	—	1,663
Reclassification adjustment for gains on sale of investment securities, net of tax (2)	—	(863)	—	(2,548)

Total Other Comprehensive (Loss)	$(8,311)	$(342)	$(9,214)	$(728)

Total Comprehensive (Loss) Income	$(848)	$7,378	$4,285	$13,134

(1)	Net of tax of $(4,475) and $280 for the three months ended June 30, 2013 and 2012, respectively and $(4,961) and $85 for the six months ended June 30, 2013 and 2012, respectively.
(2)	Net of tax of $(465) for the three months ended June 30, 2012 and $(1,372) for the six months ended June 30, 2012.

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Preferred Stock	Common Stock	Surplus	Warrants	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, January 1, 2012	$67,195	$30,214	$111,042	$8,520	$60,999	$5,801	$283,771
Net income					13,862		13,862
Other comprehensive (loss)						(728)	(728)
Capital common stock issued		426	1,968				2,394
Stock options/warrants exercised	—	1,059	4,442	—	—	—	5,501
Stock option expense	—	—	269	—	—	—	269
Discount on preferred stock	951	—	—	—	(951)	—	—
Dividend on preferred stock	—	—	—	—	(1,775)	—	(1,775)

Balance, June 30, 2012	$68,146	$31,699	$117,721	$8,520	$72,135	$5,073	$303,294

Balance, January 1, 2013	$—	$31,811	$118,508	$8,520	$83,487	$2,983	$245,309
Net income					13,499		13,499
Other comprehensive (loss)						(9,214)	(9,214)
Capital common stock issued		390	2,274				2,664
Stock options/warrants exercised		293	1,787				2,080
Repurchase of common stock		(60)	(760)				(820)
Stock based compensation expense			246				246

Balance, June 30, 2013	$—	$32,434	$122,055	$8,520	$96,986	$(6,231)	$253,764

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,499	$13,862
Adjustments to reconcile net income to net cash provided by operating activities:	990	1,118
Depreciation and amortization
Provision for loan losses	4,373	9,156
Stock based compensation expense	246	269
Deferred income tax (benefit)	(508)	(962)
Accretion of trust preferred securities discount	128	128
Amortization of security premiums and accretion of security discounts, net	2,528	4,244
Loans originated for sale	(71,250)	(85,691)
Sales of loans	76,900	89,494
(Gain) Loss on sale of loans	1,697	1,831
Loss on sale/valuation of OREO	1,782	1,707
Gain on sale of investment securities available-for-sale	—	(3,920)
Changes in other assets and other liabilities:	(57)	673
(Increase) decrease in accrued interest receivable
Decrease in other assets	2,952	900
Increase (decrease) in other liabilities	125	(1,383)
Increase (decrease) in accrued interest payable	768	(339)

Net Cash Provided By Operating Activities	$34,173	$31,087

CASH FLOWS FROM INVESTING ACTIVITIES:	$40,285	$(28,644)
Net decrease (increase) in loans
Purchase of investment securities available-for-sale	(102,851)	(262,649)
Proceeds from principal payments, calls and maturities on investment securities available-for-sale	96,845	190,091
Proceeds from principal payments, calls and maturities on investment securities held-to-maturity	—	1,873
Sales of investment securities available-for-sale	—	127,508
(Purchase) of FHLB stock	(106)	(58)
Purchase of premises and equipment	(117)	(351)
Proceeds from sale of other real estate owned	2,053	1,407

Net Cash Provided By Investing Activities	$36,109	$29,177

CASH FLOWS FROM FINANCING ACTIVITIES:	$(16,099)	$58,316
Net (decrease) increase in demand, NOW, money market and savings accounts
Net decrease in time deposits	(49,736)	(98,782)
Net increase in securities sold under agreement to repurchase	50,902	101,295
Proceeds from exercise of stock options and warrants	3,924	5,501
Repayment of borrowed funds	18,000	—
Net proceeds from issuance of capital stock	—	2,394
Dividend paid on preferred stock	—	(1,775)

Net Cash Used In Financing Activities	$6,991	$66,949

Net Increase In Cash and Cash Equivalents	77,273	127,213
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	50,531	82,569

CASH AND CASH EQUIVALENTS – END OF PERIOD	$127,804	$209,782

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$6,166	$6,346
Interest paid	9,877	14,291
Supplemental Schedule of Noncash Investing Activities:
Unrealized (loss) on investment securities	$(14,175)	$(3,678)
Unrealized gain on investment securities transferred from held-to-maturity to available-for-sale	—	2,558
OREO transferred from loans	2,823	13,105
Loans made on the disposition of OREO	—	4,898

Notes to consolidated financial statements are an integral part of these statements.

VIRGINIA COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	General

The accompanying unaudited consolidated financial statements of Virginia Commerce Bancorp, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the consolidated balance sheets as of June 30, 2013 and December 31, 2012, the consolidated statements of income for the three and six months ended June 30, 2013 and 2012, consolidated statements of comprehensive income for the three and six month periods ended June 30, 2013 and 2012, and consolidated statements of cash flows and consolidated statements of changes in stockholders’ equity for the six months ended June 30, 2013 and 2012. These consolidated statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2012. In preparing these financial statements, management has evaluated subsequent events and transactions for potential recognition or disclosure through the date these consolidated financial statements were issued. Management has concluded there were no material subsequent events to be disclosed at this time.

Operating results for the three and six month periods ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or any other period. Reclassifications of prior years’ amounts are made whenever necessary to conform to the current years’ presentation.

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis for June 30, 2013, and December 31, 2012, respectively (dollars in thousands):

		Carrying value at June 30, 2013
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment securities available-for-sale
U.S. Government Agency obligations	$387,269	$—	$387,269	$—
Pooled trust preferred securities	$779	$—	$—	$779
Obligations of states and political subdivisions	$94,679	$—	$94,679	$—

		Carrying value at December 31, 2012
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment securities available-for-sale
U.S. Government Agency obligations	$392,867	$—	$392,867	$—
Pooled trust preferred securities	$357	$—	$—	$357
Obligations of states and political subdivisions	$100,200	$—	$100,200	$—

At June 30, 2013, and December 31, 2012, the Company did not have any liabilities measured at fair value on a recurring basis.

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

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the periods ended June 30, 2013, and December 31, 2012. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis for June 30, 2013, and December 31, 2012, respectively (dollars in thousands):

		Carrying value at June 30, 2013
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$61,390	$—	$24,247	$37,143
Other real estate owned	$11,290	$—	$7,632	$3,658
Loans held for sale	$7,848	$—	$7,848	$—

		Carrying value at December 31, 2012
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$68,427	$1,486	$40,389	$26,552
Other real estate owned	$12,302	$—	$7,694	$4,608
Loans held for sale	$15,195	$—	$15,195	$—

At June 30, 2013 and December 31, 2012, the Company did not have any liabilities measured at fair value on a nonrecurring basis.

The following table displays quantitative information about Level 3 Fair Value Measurements for June 30, 2013 (dollars in thousands):

Quantitative information about Level 3 Fair Value Measurements for June 30, 2013
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range
Impaired loans	$22,016	Discounted appraised value	Selling cost	5% – 25%
			Discount for lack of marketability and age of appraisal	0% – 50%
	$8,198	Discounted tax assessments	Tax assessment	5% – 10%
	$6,929	Discounted cash flow	Discount for expected levels of future cash flows	10% – 50%
Other real estate owned	$3,658	Discounted appraised value	Selling cost	5% – 10%
			Discount for lack of marketability and age of appraisal	0% – 20%

Quantitative information about Level 3 Fair Value Measurements for December 31, 2012
Assets	Fair Value	Valuation Technique(s)	Unobservable input	Range
Impaired loans	$11,745	Discounted appraised value	Selling cost	5% – 25%
			Discount for lack of marketability and age of appraisal	0% – 50%
	$5,815	Discounted tax assessments	Tax assessment	5% – 10%
	$8,992	Discounted cash flow	Discount for expected levels of future cash flows	10% – 50%
Other real estate owned	$4,608	Discounted appraised value	Selling cost	5% – 10%
			Discount for lack of marketability and age of appraisal	0% – 20%

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the six months ended June 30, 2013, were as follows (dollars in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Securities available-for-sale:	Balance as of January 1, 2013	Net Income	Other Comprehensive Income	Accretion of Purchase Discount	Transfer In (Out) of Level 3	Decrease in Carrying Value	Balances as of June 30, 2013
Pooled trust preferred securities	$357	$—	$422	$—	$—	$—	$779

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

At June 30, 2013, and December 31, 2012, the fair value of loan commitments and stand-by letters of credit were deemed immaterial, and therefore, are not included in the table below.

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

The balance sheet carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

		Fair Value Measurements as of June 30, 2013, using
(Dollars in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Financial assets:
Cash and short-term investments	$127,804	$127,804	$—	$—
Investment securities	482,727	0	481,948	779
Restricted stock	10,253	—	10,253	—
Loans held-for-sale	7,848	—	7,848	—
Loan receivables	2,095,391	—	24,247	2,191,708
Bank-owned life insurance	45,000	45,000	—	—
Accrued interest receivable	8,620	—	8,620	—
Financial liabilities:
Deposits	$2,179,557	$—	$2,105,447	$—
Securities sold under agreement to repurchase	301,620	240,150	75,000	—
Other borrowed funds	25,000	—	25,000	—
Trust preferred capital notes	66,955	—	60,342	—
Accrued interest payable	2,653	—	2,653	—

		Fair Value Measurements as of December 31, 2012, using
(Dollars in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Financial assets:
Cash and short-term investments	$50,531	$50,531	$—	$—
Investment securities	493,424	—	493,067	357
Restricted stock	10,147	—	10,147	—
Loans held-for-sale	15,195	—	15,195	—
Loan receivables	2,142,872	1,486	40,389	2,229,735
Bank owned life insurance	44,393	44,393	—	—
Accrued interest receivable	8,563	—	8,563	—
Financial liabilities:
Deposits	$2,245,392	$—	$2,260,622	$—
Securities sold under agreement to repurchase	250,718	190,866	75,000	—
Other borrowed funds	7,000	—	7,000	—
Trust preferred capital notes	66,827	—	73,761	—
Accrued interest payable	1,885	—	1,885	—

2.	Reclassifications Out of Accumulated Other Comprehensive Income/(Loss) and Changes in AOCI/(Loss) by Component

A summary of the Reclassifications Out of Accumulated Other Comprehensive Income/(Loss) and Changes in AOCI/(Loss) by Component as of June 30, 2013 and 2012, is summarized below:

Reclassification Out of AOCI/(Loss)

For the Three Months Ended June 30, 2013 and 2012

Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
	6/30/2013	6/30/2012
Available-for-sale securities
Realized gain on sale of securities	$—	$1,328	Gain on sale of investment securities available-for-sale

	$—	$1,328	Total before tax
	$—	$465	Income tax expense

Total reclassifications, net of tax	$—	$863	Net income

Reclassification Out of AOCI/(Loss)

For the Six Months Ended June 30, 2013 and 2012

Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
	6/30/2013	6/30/2012
Available-for-sale securities
Realized gain on sale of securities	$—	$3,920	Gain on sale of investment securities available-for-sale

	$—	$3,920	Total before tax
	$—	$1,372	Income tax expense

Total reclassifications, net of tax	$—	$2,548	Net income

Changes in AOCI/(Loss) by Component (Net of Tax)

For the Periods Ended June 30, 2013 and 2012

	Unrealized Gains/(Loss) by Component (Net of Tax)
	6/30/2013	6/30/2012
Beginning Balance	$2,983	$5,801
Other comprehensive income/(loss) before reclassifications	(9,214)	157
Amounts reclassified to AOCI due to sales	—	(2,548)
Amounts reclassified to AOCI due to transfers	—	1,663

Net current period other comprehensive (loss)	(9,214)	(728)

Ending Balance	$(6,231)	$5,073

3.	Investment Securities

Amortized cost and fair value of the investment securities available-for-sale as of June 30, 2013, and December 31, 2012, are as follows (dollars in thousands). As of June 30, 2013 and December 31, 2012, the Company had no investment securities held-to-maturity.

June 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale:
U.S. Government Agency obligations	$395,320	$1,562	$(9,613)	$387,269
Pooled trust preferred securities	5,135	—	(4,356)	779
Obligations of states and political subdivisions	91,826	3,577	(724)	94,679

Total Investment securities available-for-sale	$492,281	$5,139	$(14,693)	$482,727

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale:
U.S. Government Agency obligations	$390,075	$3,913	$(1,121)	$392,867
Pooled trust preferred securities	5,126	—	(4,769)	357
Obligations of states and political subdivisions	93,634	6,627	(61)	100,200

Total Investment securities available-for-sale	$488,835	$10,540	$(5,951)	$493,424

The amortized cost of securities pledged as collateral for repurchase agreements, certain public deposits, and other purposes was $356.0 million and $444.9 million at June 30, 2013, and December 31, 2012, respectively.

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

Provided below is a summary of all securities which were in an unrealized loss position at June 30, 2013, and December 31, 2012, that were evaluated for other-than-temporary impairment, and deemed to not have an other-than-temporary impairment. Presently, the Company does not intend to sell any of these securities, does not expect to be required to sell these securities, and expects to recover the entire amortized cost of all the securities. For U.S. Government Agency obligations and obligations of states and political subdivisions, the unrealized losses result from market or interest rate risk, while the unrealized losses pertaining to the pooled trust preferred securities are due to performance and credit ratings declined in prior years, as well as interest rate risk. There were 4 available-for-sale CMOs in an unrealized loss position for 12 months or longer as of June 30, 2013. This unrealized loss position of $107 thousand was a result of interest rate changes.

June 30, 2013	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government agency obligations	$294,833	$(9,506)	$5,639	$(107)	$300,472	$(9,613)
Pooled trust preferred securities	—	—	779	(4,356)	779	(4,356)
Obligations of states and political subdivisions	20,093	(724)	—	—	20,093	(724)

	$314,926	$(10,230)	$6,418	$(4,463)	$321,344	$(14,693)

December 31, 2012	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. Government Agency obligations	$130,909	$(1,121)	$—	$—	$130,909	$(1,121)
Pooled trust preferred securities	—	—	357	(4,769)	357	(4,769)
Obligations of states and political subdivisions	5,016	(61)	—	—	5,016	(61)

	$135,925	$(1,182)	$357	$(4,769)	$136,282	$(5,951)

As of June 30, 2013, the Company had one pooled trust preferred security that was deemed to be temporarily impaired based on a present value analysis of expected future cash flows. PreTSL XXVI has a fair value of $65 thousand and a $2.1 million loss recognized in other comprehensive income. Total “other than temporary” impairment losses on PreTSL XXVI are $2.2 million, of which $1.4 million was recognized in 2010 and $757 thousand was recognized in 2009. The following table provides further information on this security as of June 30, 2013 (dollars in thousands):

Security	Class	Current Moody’s Ratings (Lowest Assigned Rating)	Book Value	Market Value	Unrealized Loss	Current Defaults and Deferrals	% of Current Defaults and Deferrals to Current Collateral	Excess Sub (1)	Estimated Incremental Defaults Required to Break Yield (2)	Cumulative Other Comprehensive Loss	Amount of OTTI Related to Credit Loss (3)
PreTSL XXVI	C-2	C	$2,206	$65	$2,141	$259,000	30.2%	-19.83%	BROKEN	$2,141	$—

(1)	Excess subordination is the difference between the remaining performing collateral and the amount of bonds outstanding that are pari passu and senior to the class the Company owns. Negative excess subordination indicates there is not enough performing collateral in the pool to cover the outstanding balance of all classes senior to those the Company owns.
(2)	A break in yield for a given class means that defaults/deferrals have reached such a level that the class would not receive all of its contractual cash flows (principal and interest) by maturity (so that it is not just a temporary interest shortfall, but an actual loss in yield on the investment). This represents additional defaults beyond those assumed in our cash flow modeling.
(3)	Pre-tax credit losses recorded in 2013.

As of June 30, 2013, the Company had one pooled trust preferred security that was deemed to be temporarily impaired based on a present value analysis of expected future cash flows. The security had a fair value of $714 thousand. The following table provides further information on this security as of June 30, 2013 (dollars in thousands):

Security	Class	Current Moody’s Ratings (Lowest Assigned Rating)	Book Value	Market Value	Unrealized Loss	Current Defaults and Deferrals	% of Current Defaults and Deferrals to Current Collateral	Excess Sub (1)	Estimated Incremental Defaults Required to Break Yield (2)	Cumulative Other Comprehensive Loss	Amount of OTTI Related to Credit Loss (3)
PreTSL XXVII	B	Cc	$2,929	$714	$2,215	$81,800	26.1%	4.12%	$—	$2,215	$—

(1)	Excess subordination is the difference between the remaining performing collateral and the amount of bonds outstanding that are pari passu and senior to the class the Company owns. Negative excess subordination indicates there is not enough performing collateral in the pool to cover the outstanding balance of all classes senior to those the Company owns.
(2)	A break in yield for a given class means that defaults/deferrals have reached such a level that the class would not receive all of its contractual cash flows (principal and interest) by maturity (so that it is not just a temporary interest shortfall, but an actual loss in yield on the investment). This represents additional defaults beyond those assumed in our cash flow modeling.
(3)	Pre-tax credit losses recorded in 2013.

The following table presents a roll-forward of the credit loss component amount of OTTI recognized in earnings:

(in thousands)
Amount recognized through December 31, 2012	$2,166
Additions:
Initial credit impairments	—
Subsequent credit impairments	—

Reductions:
Sale/redemption	—
Amount recognized through June 30, 2013	$2,166

Management has evaluated each of these securities for potential impairment under ASC 325 “Investments-Other” and the most recently issued related guidance, and has reviewed each of the issues’ collateral participants’ most recent earnings, capital and loan loss reserve levels, and non-performing loan levels to estimate a future deferral and default rate in basis points for the remaining life of each security. For the quarter ending June 30, 2013, we used a consistent 75 basis points for all PreTSL securities, XXVI and XXVII, for expected deferrals and defaults as a percentage of remaining performing collateral for future periods. In performing a detailed present value cash flow analysis for each security, the deferral rate was treated the same. If this analysis results in a present value of expected cash flows that is less than the book value of a security (that is, a credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is considered temporary. The cash flow analysis we performed used discount rates equal to the credit spread at the time of purchase for each security and then added the current 3-month LIBOR forward interest rate curve. The analysis also assumed 15% recoveries on deferrals after two years and prepayments of 1% per year on each security. As of June 30, 2013, performing issuers included 47 out of 68 issuers in PreTSL XXVI, and 33 out of 47 issuers in PreTSL XXVII.

Our investment in Federal Home Loan Bank (“FHLB”) stock totaled $4.5 million at June 30, 2013. FHLB stock is generally viewed as a long-term investment and as a restricted security, which is carried at cost, because there is no market for the stock, other than FHLBs or member institutions. As of June 30, 2013, the Company’s security portfolio also included $5.6 million of Federal Reserve Bank Stock and $145 thousand in stock with the Community Bankers Bank.

4.	Loans

Major classes of loans, excluding loans held-for-sale, are summarized at June 30, 2013, and December 31, 2012, as follows (dollars in thousands):

	June 30, 2013	December 31, 2012
Commercial	$247,922	$261,007
Real estate-one-to-four family residential:
Permanent first and second	297,184	282,640
Home equity loans and lines	111,267	117,175

Total real estate-one-to-four family residential	$408,451	$399,815
Real estate multi-family residential	69,442	78,397
Real estate-non-farm, non-residential:
Owner-occupied	463,821	486,478
Non-owner-occupied	668,956	668,755

Total real estate-non-farm, non-residential	$1,132,777	$1,155,233
Real estate-construction:
Residential	163,669	169,977
Commercial	103,335	112,062

Total real estate-construction	$267,004	$282,039
Consumer	9,016	8,266
Farmland	6,082	4,888

Total Loans	$2,140,694	$2,189,645

Less unearned income	4,172	4,000
Less allowance for loan losses	41,131	42,773

Loans, net	$2,095,391	$2,142,872

Classes of loans by risk rating as of June 30, 2013, excluding loans held-for-sale, are summarized as follows (dollars in thousands):

Internal Risk Rating Grades	Pass	Watch	Special Mention	Substandard	Doubtful	Total Loans
Commercial	$180,358	$24,555	$10,389	$30,830	$1,790	$247,922
Real estate-one-to-four family residential:
Permanent first and second	252,596	9,390	14,671	20,416	111	297,184
Home equity loans and lines	101,633	2,875	1,541	3,729	1,489	111,267

Total real estate-one-to-four family residential	$354,229	$12,265	$16,212	$24,145	$1,600	$408,451
Real estate-multi-family residential	64,416	5,026	—	—	—	69,442
Real estate-non-farm, non-residential:
Owner-occupied	364,632	46,316	34,076	18,797	—	463,821
Non-owner-occupied	492,768	115,700	20,863	39,625	—	668,956

Total real estate-non-farm, non-residential	$857,400	$162,016	$54,939	$58,422	$—	$1,132,777
Real estate-construction:
Residential	124,428	13,330	19,179	6,732	—	163,669
Commercial	36,520	10,701	32,503	23,611	—	103,335

Total real estate-construction	$160,948	$24,031	$51,682	$30,343	$—	$267,004
Consumer	8,503	192	172	149	—	9,016
Farmland	2,350	3,732	—	—	—	6,082

Total	$1,628,204	$231,817	$133,394	$143,889	$3,390	$2,140,694

Classes of loans by risk rating as of December 31, 2012, excluding loans held-for-sale, are summarized as follows (dollars in thousands):

Internal Risk Rating Grades	Pass	Watch	Special Mention	Substandard	Doubtful	Total Loans
Commercial	$202,088	$25,048	$11,976	$19,822	$2,073	$261,007
Real estate-one-to-four family residential:
Permanent first and second	235,672	15,585	12,233	19,038	112	282,640
Home equity loans and lines	106,872	2,724	1,871	4,165	1,543	117,175

Total real estate-one-to-four family residential	$342,544	$18,309	$14,104	$23,203	$1,655	$399,815
Real estate-multi-family residential	73,317	5,080	—	—	—	78,397
Real estate-non-farm, non-residential:
Owner-occupied	384,923	46,123	35,675	19,757	—	486,478
Non-owner-occupied	488,415	108,868	30,094	41,378	—	668,755

Total real estate-non-farm, non-residential	$873,338	$154,991	$65,769	$61,135	$—	$1,155,233
Real estate-construction:
Residential	104,835	17,651	20,720	26,771	—	169,977
Commercial	41,336	18,645	26,281	25,800	—	112,062

Total real estate-construction	$146,171	$36,296	$47,001	$52,571	$—	$282,039
Consumer	7,744	208	219	95	—	8,266
Farmland	1,000	3,888	—	—	—	4,888

Total	$1,646,202	$243,820	$139,069	$156,826	$3,728	$2,189,645

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

As of June 30, 2013, and December 31, 2012, there were $240 thousand and $858 thousand, respectively, in checking account overdrafts that were reclassified on the consolidated balance sheets as loans.

5.	Allowance for Loan Losses

An analysis of the allowance for loan losses for the six months ended June 30, 2013, and the year ended December 31, 2012, is shown below (dollars in thousands):

Allowance for Loan Losses – By Segment (dollars in thousands) For the six months ended June 30, 2013	Commercial	Non-Farm, Non-Res. Real Estate	Real Estate Construction	Consumer	Real Estate One-to-Four Family Residential	Real Estate Multi- Family Residential	Farmland	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$5,455	$11,592	$14,939	$167	$10,420	$78	$122	$—	$42,773
Charge-offs	(777)	(1,122)	(4,308)	(46)	(508)	—	—	—	(6,761)
Recoveries	75	57	381	32	201	—	—	—	746
Provision	4,500	642	(59)	80	(852)	61	18	(17)	4,373

Ending Balance	$9,253	$11,169	$10,953	$233	$9,261	$139	$140	(17)	$41,131

Ending Balance:
Individually evaluated for impairment	$5,648	$2,655	$2,432	$62	$5,646	$—	$—	$—	$16,443
Collectively evaluated for impairment	3,605	8,514	8,521	171	3,615	139	140	(17)	24,688
Financing Receivables:
Ending Balance	$247,922	$1,132,777	$267,004	$9,016	$408,451	$69,442	$6,082	$—	$2,140,694
Ending Balance:
Individually evaluated for impairment	32,620	68,537	30,344	148	27,929	—	—	—	159,578
Collectively evaluated for impairment	215,302	1,064,240	236,660	8,868	380,522	69,442	6,082	—	1,981,116

Allowance for Loan Losses – By Segment (dollars in thousands) For the year ended December 31, 2012	Commercial	Non-Farm, Non-Res. Real Estate	Real Estate Construction	Consumer	Real Estate One-to-Four Family Residential	Real Estate Multi- Family Residential	Farmland	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$10,378	$12,554	$15,161	$245	$9,724	$608	$59	$—	$48,729
Charge-offs	(5,904)	(6,388)	(7,587)	(306)	(4,022)	—	—	—	(24,207)
Recoveries	1,035	1,081	539	55	597	118	—	—	3,425
Provision	(54)	4,345	6,826	173	4,121	(648)	63	—	14,826

Ending Balance	$5,455	$11,592	$14,939	$167	$10,420	$78	$122	$—	$42,773

Ending Balance:
Individually evaluated for impairment	$1,580	$2,390	$6,228	$48	$6,132	$—	$—	$—	$16,378
Collectively evaluated for impairment	3,875	9,202	8,711	119	4,288	78	122	—	26,395
Financing Receivables:
Ending Balance	$261,007	$1,155,233	$282,039	$8,266	$399,815	$78,397	$4,888	$—	$2,189,645
Ending Balance:
Individually evaluated for impairment	21,895	72,630	52,571	95	26,938	—	—	—	174,129
Collectively evaluated for impairment	239,112	1,082,603	229,468	8,171	372,877	78,397	4,888	—	2,015,516

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

Included in certain loan categories in the following impaired loans table are troubled debt restructurings (“TDRs”) that were classified as impaired. A TDR loan is a loan that has been restructured with a modification that could include interest rate modification, deferral of interest or principal or an extension of term. At June 30, 2013, the Company had $15.5 million in non-farm non-residential, $6.9 million in real estate construction, $2.0 million in real estate one-to-four family residential and $2.5 million in commercial that were modified in troubled debt restructurings and considered impaired. At June 30, 2013, there were four TDRs totaling $5.0 million that are not performing in accordance with their modified terms. At December 31, 2012, all TDRs were performing in accordance with their modified terms.

Information about past due loans and impaired loans as of June 30, 2013, and December 31, 2012, is as follows (dollars in thousands):

Non Accrual and Past Due by class June 30, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current(1)	Total Loans	Greater than 90 Days Past Due and Still Accruing	Non- Accrual Loans
Commercial	$8,185	$49	$6,473	$14,707	$233,215	$247,922	$—	$7,249
Real estate-one-to-four family residential:
Permanent first and second	88	3,949	2,676	6,713	290,471	297,184	1,074	2,884
Home equity loans and lines	198	—	1,261	1,459	109,808	111,267	—	2,230

Total real estate-one-to-four family residential	$286	$3,949	$3,937	$8,172	$400,279	$408,451	$1,074	$5,114
Real estate multi-family residential	—	—	—	—	69,442	69,442	—	—
Real estate-non-farm, non-residential:
Owner-occupied	1,185	909	4,182	6,276	457,545	463,821	—	5,302
Non-owner-occupied	3,279	—	1,603	4,882	664,074	668,956	—	3,309

Total real estate-non-farm, non-residential	$4,464	$909	$5,785	$11,158	$1,121,619	$1,132,777	$—	$8,611
Real estate-construction:
Residential	500	90	1,253	1,843	161,826	163,669	—	4,628
Commercial	—	495	8,483	8,978	94,357	103,335	—	8,978

Total real estate-construction	$500	$585	$9,736	$10,821	$256,183	$267,004	$—	$13,606
Consumer	2	1	586	589	8,427	9,016	—	16
Farmland	—	—	—	—	6,082	6,082	—	—

Total Loans	$13,437	$5,493	$26,517	$45,447	$2,095,247	$2,140,694	$1,074	$34,596

(1)	For the purposes of this table, loans 1-29 days past due are included in the balance of “Current” loans.

Non Accrual and Past Due by class December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current(1)	Total Loans	Greater than 90 Days Past Due and Still Accruing	Non- Accrual Loans
Commercial	$366	$—	$1,872	$2,238	$258,769	$261,007	$—	$3,317
Real estate-one-to-four family residential:
Permanent first and second	435	1,729	1,065	3,229	279,411	282,640	—	3,606
Home equity loans and lines	307	—	1,412	1,719	115,456	117,175	—	2,498

Total real estate-one-to-four family residential	$742	$1,729	$2,477	$4,948	$394,867	$399,815	$—	$6,104
Real estate multi-family residential	—	—	—	—	78,397	78,397	—	—
Real estate-non-farm, non-residential:
Owner-occupied	505	1,255	1,540	3,300	483,178	486,478	—	1,791
Non-owner-occupied	1,661	1,786	2,079	5,526	663,229	668,755	—	3,864

Total real estate-non-farm, non-residential	$2,166	$3,041	$3,619	$8,826	$1,146,407	$1,155,233	$—	$5,655
Real estate-construction:
Residential	—	—	13,471	13,471	156,506	169,977	—	16,976
Commercial	—	—	5,350	5,350	106,712	112,062	—	5,860

Total real estate-construction	$—	$—	$18,821	$18,821	$263,218	$282,039	$—	$22,836
Consumer	17	23	—	40	8,226	8,266	—	17
Farmland	—	—	—	—	4,888	4,888	—	—

Total Loans	$3,291	$4,793	$26,789	$34,873	$2,154,772	$2,189,645	$—	$37,929

(1)	For the purposes of this table, loans 1-29 days past due are included in the balance of “Current” loans.

Impaired Loans as of June 30, 2013 (dollars in thousands)	Recorded Investment (Bank Balance)	Unpaid Principal Balance (Customer Balance)	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$9,688	$9,711	$—	$12,755	$256
Real estate-one-to-four family residential:
Permanent first and second	7,106	7,339	—	5,692	114
Home equity loans and lines	2,051	2,117	—	1,393	28
Real estate-multi-family residential	—	—	—	—	—
Real estate-non-farm, non-residential:
Owner-occupied	8,255	8,399	—	9,739	195
Non-owner-occupied	38,509	38,680	—	38,888	780
Real estate-construction:
Residential	985	984	—	1,956	39
Commercial	15,128	15,232	—	15,978	320
Consumer	23	23	—	33	1
Farmland	—	—	—	—	—
With an allowance recorded:
Commercial	$22,932	$22,932	$5,648	$18,678	$374
Real estate-one-to-four family residential:
Permanent first and second	15,606	15,645	3,618	15,423	309
Home equity loans and lines	3,166	3,256	2,028	4,009	80
Real estate-multi-family residential	—	—	—	—	—
Real estate-non-farm, non-residential:
Owner-occupied	11,168	11,168	1,554	10,285	206
Non-owner-occupied	10,605	10,605	1,101	11,899	239
Real estate-construction
Residential	5,748	5,941	1,058	6,695	134
Commercial	8,483	8,539	1,374	12,462	250
Consumer	125	130	62	135	3
Farmland	—	—	—	—	—
Total:
Commercial	$32,620	$32,643	$5,648	$31,433	$630
Real estate-one-to-four family residential	27,929	28,357	5,646	26,517	532
Real estate-multi-family residential	—	—	—	—	—
Real estate-non-farm, non-residential	68,537	68,852	2,655	70,811	1,420
Real estate-construction	30,344	30,696	2,432	37,091	743
Consumer	148	153	62	168	4
Farmland	—	—	—	—	—

Total Impaired Loans	$159,578	$160,701	$16,443	$166,019	$3,328

Impaired Loans as of December 31, 2012 (dollars in thousands)	Recorded Investment (Bank Balance)	Unpaid Principal Balance (Customer Balance)	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$14,459	$14,481	$—	$17,671	$727
Real estate-one-to-four family residential:
Permanent first and second	6,604	6,908	—	7,123	293
Home equity loans and lines	550	550	—	1,264	52
Real estate-multi-family residential	—	—	—	—	—
Real estate-non-farm, non-residential:
Owner-occupied	11,563	11,663	—	12,018	494
Non-owner-occupied	39,211	39,283	—	33,350	1,372
Real estate-construction:
Residential	1,868	1,881	—	11,389	469
Commercial	15,050	15,140	—	15,185	625
Consumer	19	19	—	19	1
Farmland	—	—	—	—	—
With an allowance recorded:
Commercial	$7,436	$7,457	$1,580	$4,997	$206
Real estate-one-to-four family residential:
Permanent first and second	13,827	13,856	3,383	15,749	648
Home equity loans and lines	5,957	6,055	2,749	4,788	197
Real estate-multi-family residential	—	—	—	—	—
Real estate-non-farm, non-residential:
Owner-occupied	9,165	11,663	1,321	9,461	388
Non-owner-occupied	12,691	12,691	1,069	21,264	875
Real estate-construction
Residential	24,903	24,970	4,304	20,876	859
Commercial	10,750	10,786	1,924	11,683	481
Consumer	76	80	48	81	3
Farmland	—	—	—	—	—
Total:
Commercial	$21,895	$21,938	$1,580	$22,668	$933
Real estate-one-to-four family residential	26,938	27,369	6,132	28,924	1,190
Real estate-multi-family residential	—	—	—	—	—
Real estate-non-farm, non-residential	72,630	75,300	2,390	76,092	3,131
Construction	52,571	52,777	6,228	59,133	2,434
Consumer	95	99	48	100	4
Farmland	—	—	—	—	—

Total Impaired Loans	$174,129	$177,483	$16,378	$186,915	$7,690

In performing a specific reserve analysis on all impaired loans as of June 30, 2013, current third party appraisals or current tax-assessed values were used with respect to approximately 70% of impaired loans to assist with the evaluation of collateral values for the purpose of establishing specific reserves. Tax-assessed values are used primarily for residential properties within the Bank’s market area, supported by a current market analysis of actual sale prices to tax-assessed values for these individual counties. Other loans predominantly representing smaller individual balances were evaluated based upon current tax assessed values or estimated liquidation value of business assets. When a loan is identified as impaired and collateral dependent, a current evaluation of collateral value via third party appraisal or other valuation methodology is conducted within the calendar quarter of identification when possible but, not less than 90 days after identification. Charge-offs and specific reserves are established upon determination of collateral value. During the interim between identification of an impaired loan and receipt of a current appraisal of the related collateral, specific reserves are established based upon interim methodologies including discounted cash flow analysis, tax assessment values and review of market comparables.

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

Information about new troubled debt restructurings during the three and six months ended June 30, 2013, is as follows (dollars in thousands):

Troubled Debt Restructurings (TDRs)

New TDRs by Loan Type

	4/1/2013 to 6/30/2013			1/1/2013 to 6/30/2013
Loan Type:	# of Loans	Balance at Restructure	Balance at 6/30/2013	# of Loans	Balance at Restructure	Balance at 6/30/2013
Commercial	—	$—	$—	1	$231	$228
Real estate-one-to-four family residential:
Permanent first and seconds	1	113	113	1	113	112
Home equity loans and lines	—	—	—	—	—	—

Total real estate-one-to-four family residential:	1	$113	$113	1	$113	$112
Real estate-multi-family residential	—	—	—	—	—	—
Real estate-non-farm, non-residential:
Owner-occupied	1	356	356	1	356	356
Non-owner-occupied	2	594	594	2	594	594

Total real estate-non-farm, non-residential:	3	$950	$950	3	$950	$950
Real estate-construction:
Residential	—	—	—	—	—	—
Commercial	—	—	—	—	—	—

Total real estate-construction:	—	$—	$—	—	$—	$—
Consumer	—	—	—	—	—	—
Farmland	—	—	—	—	—	—

Total Loans	4	$1,063	$1,063	5	$1,294	$1,290

Troubled Debt Restructurings (TDRs)

New TDRs by Type of Restructure

	4/1/2013 to 6/30/2013			1/1/2013 to 6/30/2013
Type of Restructure:	# of Loans	Balance at Restructure	Balance at 6/30/2013	# of Loans	Balance at Restructure	Balance at 6/30/2013
Interest-only conversion	—	$—	$—	—	$—	$—
Rate reduction	—	—	—	1	231	228
Extended amortization	—	—	—	—	—	—
Deferment of principal or interest payable	—	—	—	—	—	—
Combination *	4	1,063	1,063	4	1,063	1,062
Other	—	—	—	—	—	—

Total Loans	4	$1,063	$1,063	5	$1,294	$1,290

*	Represents a combination of any of the above restructure types.

Information about new troubled debt restructurings during the three and six months ended June 30, 2012, is as follows (dollars in thousands):

Troubled Debt Restructurings (TDRs)

New TDRs by Loan Type

As of June 30, 2012

	4/1/2012 to 6/30/2012			1/1/2012 to 6/30/2012
Loan Type:	# of Loans	Balance at Restructure	Balance at 6/30/2012	# of Loans	Balance at Restructure	Balance at 6/30/2012
Commercial	—	—	—	1	$—	$182
Real estate-one-to-four family residential:
Permanent first and seconds	2	1,345	1,343	4	1,886	1,884
Home equity loans and lines	—	—	—	—	—	—

Total real estate-one-to-four family residential:	2	$1,345	$1,343	4	$1,886	$1,884
Real estate-multi-family residential	—	—	—	—	—	—
Real estate-non-farm, non-residential:
Owner-occupied	—	—	—	—	—	—
Non-owner-occupied	—	—	—	—	—	—

Total real estate-non-farm, non-residential:	—	$—	$—	—	$—	$—
Real estate-construction:
Residential	—	—	—	—	—	—
Commercial	—	—	—	—	—	—

Total real estate-construction:	—	$—	$—	—	$—	$—
Consumer	—	—	—	—	—	—
Farmland	—	—	—	—	—	—

Total Loans	2	$1,345	$1,343	5	$1,886	$2,066

Troubled Debt Restructurings (TDRs)

New TDRs by Type of Restructure

As of June 30, 2012

	4/1/2012 to 6/30/2012			1/1/2012 to 6/30/2012
Type of Restructure:	# of Loans	Balance at Restructure	Balance at 6/30/2012	# of Loans	Balance at Restructure	Balance at 6/30/2012
Interest-only conversion	—	—	—	1	$70	$70
Rate reduction	—	—	—	2	471	653
Extended amortization	—	—	—	—	—	—
Deferment of principal or interest payable	—	—	—	—	—	—
Combination *	2	1,345	1,343	2	1,345	1,343
Other	—	—	—	—	—	—

Total Loans	2	$1,345	$1,343	5	$1,886	$2,066

*	Represents a combination of any of the above restructure types.

Information about troubled debt restructurings within the prior twelve months that defaulted during the three and six months ended June 30, 2013 and 2012, is as follows (dollars in thousands):

Troubled Debt Restructurings (TDRs)

TDRs Restructured Within Prior 12 Months that Defaulted in Selected Periods

	Defaults occurring in 2nd Quarter 2012 (4/1/2013 – 6/30/2013)			Defaults occurring Year-to-date (1/1/2013 – 6/30/2013)
Loan Type:	# of Loans	Balance at Restructure	Balance at 6/30/2013	# of Loans	Balance at Restructure	Balance at 6/30/2013
Commercial	—	$—	$—	—	$—	$—
Real estate-one-to-four family residential:
Permanent first and seconds	—	—	—	—	—	—
Home equity loans and lines	—	—	—	—	—	—

Total real estate-one-to-four family residential:	—	$—	$—	—	$—	$—
Real estate-multi-family residential	—	—	—	—	—	—
Real estate-non-farm, non-residential:
Owner-occupied	—	—	—	—	—	—
Non-owner-occupied	—	—	—	—	—	—

Total real estate-non-farm, non-residential:	—	$—	$—	—	$—	$—
Real estate-construction:
Residential-owner-occupied	—	—	—	—	—	—
Residential-builder	—	—	—	—	—	—
Commercial	—	—	—	—	—	—

Total real estate-construction:	—	$—	$—	—	$—	$—
Consumer	—	—	—	—	—	—
Farmland	—	—	—	—	—	—

Total Loans	—	$—	$—	—	$—	$—

Troubled Debt Restructurings (TDRs)

TDRs Restructured Within Prior 12 Months that Defaulted in Selected Periods

As of June 30, 2012

	Defaults occurring in 2nd Quarter 2012 (4/1/2012 – 6/30/2012)			Defaults occurring Year-to-date (1/1/2012 – 6/30/2012)
Loan Type:	# of Loans	Balance at Restructure	Balance at 6/30/2012	# of Loans	Balance at Restructure	Balance at 6/30/2012
Commercial	3	$753	$956	3	$753	$956
Real estate-one-to-four family residential:
Permanent first and seconds	1	277	277	1	277	277
Home equity loans and lines	—	—	—	—	—	—

Total real estate-one-to-four family residential:	1	$277	$277	1	$277	$277
Real estate-multi-family residential	—	—	—	—	—	—
Real estate-non-farm, non-residential:
Owner-occupied	1	647	642	1	647	642
Non-owner-occupied	—	—	—	—	—	—

Total real estate-non-farm, non-residential:	1	$647	$642	1	$647	$642
Real estate-construction:
Residential-owner-occupied	—	—	—	—	—	—
Residential-builder	—	—	—	—	—	—
Commercial	—	—	—	—	—	—

Total real estate-construction:	—	$—	$—	—	$—	$—
Farmland	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total Loans	5	$1,677	$1,875	5	$1,677	$1,875

6.	Earnings Per Common Share

The following shows the weighted average number of shares used in computing earnings per common share and the effect on the weighted average number of shares of dilutive potential common stock. As of June 30, 2013, and 2012, there were 261,220 and 980,622 anti-dilutive stock options outstanding, respectively.

	Three Months Ended				Six Months Ended
	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	32,602,261	$0.23	31,811,390	$0.20	32,519,880	$0.42	31,657,370	$0.35
Effect of dilutive securities:
Stock options and warrants	2,747,624		1,826,442		2,728,845		1,935,397

Diluted earnings per common share	35,349,885	$0.21	33,637,832	$0.19	35,248,725	$0.38	33,592,767	$0.33

7.	Stock Compensation Plan

At June 30, 2013, the Company had two stock-based compensation plans, the 1998 Stock Option Plan and the Company’s 2010 Equity Plan (the “2010 Plan”). The 2010 Plan replaced the 1998 Stock Option Plan and as such no further options may be granted under the 1998 Stock Option Plan. Included in salaries and employee benefits expense for the six months ended June 30, 2013 and 2012, is $246 thousand and $269 thousand, respectively, of stock-based compensation expense which is based on the estimated fair value of 744,057 options granted between January 2008 and June 2013, as adjusted for stock dividends, amortized on a straight-line basis over a five year requisite service period. As of June 30, 2013, there was $565 thousand remaining of total unrecognized compensation expense related to these option awards which will be recognized over the remaining requisite service periods.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in the first six months of 2013 and 2012:

	2013[1]	2012
Expected volatility	—	33.68%
Expected dividends	—	0.00%
Expected term (in years)	—	7.2
Risk-free rate	—	1.10% to 1.44%

[1]	No option awards were granted during the six months ended June 30, 2013.

Stock option plan activity for the six months ended June 30, 2013, is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	1,462,653	$9.99
Granted	—	—
Exercised	269,149	6.83
Forfeited	41,069	9.61

Outstanding at June 30, 2013	1,152,435	$10.74	3.9 years	$4,353
Exercisable at June 30, 2013	953,931	$11.63	3.2 years	$2,864

The total value of in-the-money options exercised during the six months ended June 30, 2013, was $1.2 million.

Restricted stock awards generally vest in equal installments over five years. The compensation expense associated with these awards is based on the grant date fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service period.

A summary of the non-vested restricted stock activity under the 2010 Plan for the six months ended June 30, 2013, is summarized below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at the beginning of year	110,215	7.70
Granted	97,950	13.49
Vested	(11,651)	12.16
Forfeited	(6,968)	13.49

Non-vested at end of the period	189,546	$10.11

We recognized share-based compensation expense associated with shares of restricted stock of $104 thousand for the six months ended June 30, 2013.

8.	Capital Requirements

A comparison of the June 30, 2013, capital ratios of the Company and its wholly-owned subsidiary, Virginia Commerce Bank (the “Bank”), with the minimum regulatory guidelines is as follows:

	Actual Capital	Minimum Capital Requirements	Minimum to be “Well-Capitalized” Under Prompt Corrective Action Provisions
Total Risk-Based Capital:
Company	15.62%	8.00%	—
Bank	15.11%	8.00%	10.00%
Tier 1 Risk-Based Capital:
Company	14.36%	4.00%	—
Bank	13.85%	4.00%	6.00%
Leverage Ratio:
Company	11.40%	4.00%	—
Bank	11.03%	4.00%	5.00%

9.	Other Borrowed Funds and Lines of Credit

The Bank maintains a $432.2 million line of credit with the FHLB of Atlanta. The interest rate and term of each advance from the line is dependent upon the advance and commitment type. Advances on the line are secured by all of the Bank’s qualifying first liens and home equity lines-of-credit on one-to-four unit single-family dwellings. As of June 30, 2013, the carrying value of these qualifying loans totaled approximately $264.4 million and the amount of available credit using this collateral was $176.7 million. Advances on the line of credit in excess of this amount require pledging of additional assets, including other types of loans and investment securities. As of June 30, 2013 the Bank had $25.0 million in advances outstanding that mature in July 2013. The Bank had $25.0 million in advances outstanding as of June 30, 2012, which matured on September 21, 2012. The Bank had a $7.0 million secured borrowing relating to two loan participations to a related party with cash flow priority as of December 31, 2012. The Bank has additional short-term lines of credit totaling $47.0 million with nonaffiliated banks at June 30, 2013, on which there were no amounts outstanding.

10.	Trust Preferred Capital Notes

On December 19, 2002, the Company completed a private placement issuance of $15.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust II) which issued $470 thousand in common equity to the Company. These securities bear a floating rate of interest, adjusted semi-annually, of 330 basis points over six month LIBOR, which as of August 2, 2013, was 3.72%. These securities have been callable at par since December 30, 2007, on any semi-annual interest payment date, but have not been redeemed to date. On December 20, 2005, the Company completed a private placement of $25.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust III) which issued

$774 thousand in common equity to the Company. These securities had a fixed rate of interest of 6.19% until February 23, 2011, at which time they converted to a floating rate, adjusted quarterly, of 142 basis points over three month LIBOR, which as of August 2, 2013, was 1.69%. These securities became callable at par beginning February 23, 2011.

On September 24, 2008, the Company completed a private placement, to its directors and certain executive officers, of $25.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust (VCBI Capital Trust IV) which issued $775 thousand in common equity to the Company. These securities bear a fixed rate of interest of 10.20% and are callable at par beginning September 24, 2013. In connection with the issuance of the trust preferred securities, the Company also issued warrants to purchase an aggregate of 1.5 million shares of common stock to the purchasers. The warrants have a five year term and an exercise price of $6.83 per share. At June 30, 2013, warrants to purchase 1,110,000 shares remained outstanding.

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

The warrant has a ten year term, is immediately exercisable and remained outstanding at June 30, 2013. Pursuant to the terms of the Agreement, the Treasury will not exercise voting rights with respect to any shares of common stock it acquires upon exercise of the warrant; voting rights may be exercised by any other holder. As of June 30, 2013 and December 31, 2012, the allocated carrying value of the warrant, based on its fair value at the time of issuance, was $8.5 million.

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

Adjusted operating earnings is a non-GAAP financial measure that reflects net income available to common stockholders excluding impairment loss on investment securities, realized gains and losses on sale of investment securities, merger-related expenses and certain other non-recurring items. These excluded items are difficult to predict and we believe that adjusted operating earnings provides the Company and investors with a valuable measure of the Company’s operational performance and a valuable tool to evaluate the Company’s financial results. Calculation of adjusted operating earnings for the three and six months ended June 30, 2013 and June 30, 2012, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Net Income Available to Common Stockholders	$7,463	$6,357	$13,499	$11,136
Adjustments to net income:
Realized gain on sale of investment securities available-for-sale	—	(1,328)	—	(3,920)
Merger-related expense	282	—	866	—
Net tax effect adjustments	(36)	465	(240)	1,372

Adjusted Operating Earnings	$7,709	$5,494	$14,125	$8,558

The adjusted efficiency ratio is a non-GAAP financial measure that is computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis, and non-interest income excluding impairment losses on investment securities, realized gains and losses on sale of investment securities, merger-related expenses and certain other non-recurring items. We believe that this measure provides investors with important information about our operating efficiency. Comparison of our adjusted efficiency ratio with those of other companies may not be possible because other companies may calculate the adjusted efficiency ratio differently. Calculation of the adjusted efficiency ratio for the three months and six months ended June 30, 2013, and June 30, 2012, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Summary Operating Results:
Non-interest expense	$14,038	$15,557	$31,685	$32,184
Merger-related expenses	282	—	866	—

Adjusted non-interest expense	$13,756	$15,557	$30,819	$32,184
Net interest income	$25,792	$26,917	$51,586	$53,696
Non-interest income	2,196	3,421	4,754	8,370
Gain on sale of investment securities available-for-sale	—	(1,328)	—	(3,920)

Adjusted non-interest income	$2,196	$2,093	$4,754	$4,450
Total net interest income and non-interest income, adjusted (1)	$27,988	$29,010	$56,340	$58,146
Efficiency Ratio, GAAP (2)	50.2%	51.3%	56.2%	51.9%
Efficiency Ratio, adjusted	48.5%	53.0%	54.0%	54.7%

(1)

Tax Equivalent Income of $28,341 for the three months ended June 30, 2013 and $57,049 for the six months ended June 30, 2013. Tax Equivalent Income of $29,376 for the three months ended June 30, 2012 and $58,878 for the six months ended June 30, 2012.

(2)	Computed by dividing non-interest expense by the sum of net interest income and non-interest income.

The tangible common equity ratio is a non-GAAP financial measure representing the ratio of tangible common equity to tangible assets. Tangible common equity and tangible assets are non-GAAP financial measures derived from GAAP-based amounts. We calculate tangible common equity for the Company by excluding the balance of intangible assets from total stockholders’ equity. We calculate tangible assets by excluding the balance of intangible assets from total assets. We had no intangible assets for the periods presented. We believe that this is consistent with the treatment by regulatory agencies, which exclude intangible assets from the calculation of regulatory capital ratios. Accordingly, we believe that these non-GAAP financial measures provide information that is important to investors and that is useful in understanding our capital position and ratios. However, these non-GAAP financial measures are supplemental and are not substitutes for an analysis based on a GAAP measure. As other companies may use different calculations for non-GAAP measures, our presentation may not be comparable to other similarly titled measures reported by other companies. Calculation of the Company’s tangible common equity ratio as of June 30, 2013 and December 31, 2012 is as follows:

	As of June 30,	December 31,
(in thousands)	2013	2012
Tangible common equity:
Total stockholders’ equity	$253,764	$245,309
Less:
Intangible assets	—	—

Tangible common equity	$253,764	$245,309
Total tangible assets	$2,836,235	$2,823,692
Tangible common equity ratio	8.95%	8.69%

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

Pursuant to the Agreement, at the effective time of the Merger, the Company’s outstanding stock options and trust preferred warrants will be converted into options to purchase United’s common stock and warrants to purchase United common stock. In addition, the warrant held by the United States Department of Treasury to purchase common stock of the Company will be converted into a warrant to purchase common stock of United.

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

For a description of risks related to the Merger and the Bank Merger, see “Risks Related to the Merger with United Bankshares, Inc. (“UBSI”)” in Item 1A of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012, and the registration statement filed by United with the Securities and Exchange Commission (“SEC”) on Form S-4 on May 29, 2013 and all amendments thereto.

Critical Accounting Policies

For the period ended June 30, 2013, there were no changes in the Company’s critical accounting policies as reflected in the Company’s most recent annual report.

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

Results of Operations

Summary Financial Results

Net Income and Adjusted Operating Earnings

For the six months ended June 30, 2013, the Company recorded net income available to common stockholders of $13.5 million, or $0.38 per diluted common share, compared to net income available to common stockholders of $11.1 million, or $0.33 per diluted common share for the first six months of 2012. The Company recorded net income available to common stockholders of $7.5 million, or $0.21 per diluted common share, for the quarter ending June 30, 2013 compared to $6.4 million, or $0.19 per diluted common share, in the second quarter of 2012.

Adjusted operating earnings (a non-GAAP measure) for the three months ended June 30, 2013, were $7.7 million, or $0.22 per diluted common share, compared to $5.5 million, or $0.16 per diluted common share, for the same period in 2012. The year-over-year earnings improvement was largely attributable to the Company’s repurchase of all of its TARP preferred stock during the fourth quarter of 2012, and related elimination of a $1.4 million effective quarterly dividend on preferred stock for the second quarter of 2013, a $636 thousand decrease in provision for loan losses and a $1.5 million decrease in non-interest expense (which includes $282 thousand of merger-related expenses in the second quarter of 2013). These items were partially offset by a decrease in net interest income of $1.1 million, and an increase in provision for income taxes of $62 thousand (with a related tax effect adjustment of $501 thousand).

Adjusted operating earnings for the six months ended June 30, 2013, were $14.6 million, compared to $8.6 million for the same period in 2012. The year-to-date earnings improvement was largely attributable to the Company’s repurchase of all of its TARP preferred stock during the fourth quarter of 2012, and related elimination of $2.7 million of effective quarterly dividends on preferred stock for the first half of 2013, a $4.8 million decrease in provision for loan losses and a $500 thousand decrease in non-interest expense (which includes $866 thousand of merger-related expenses in the first half of 2013). These items were partially offset by a decrease in net interest income of $2.1 million, and a decrease in provision for income taxes of $81 thousand (with a related tax effect adjustment of $1.1 million). The Company calculates adjusted operating earnings by excluding impairment loss on investment securities, realized gains and losses on sale of investment securities, merger-related expenses, acceleration of the accretion of the preferred stock discount, and certain other non-recurring items from net income available to common stockholders.

Net Interest Income

Net interest income is the excess of interest earned on loans and investments over the interest paid on deposits and borrowings. Net interest income is the most significant component of our total revenue. Net interest income is affected by overall balance sheet growth, changes in interest rates and changes in the mix of investments, loans, deposits and borrowings. Net interest income was $25.8 million for the second quarter of 2013 and declined $1.1 million, or 4.2%, from the same quarter last year. Net interest income for the six months ended 2013 of $51.6 million was down $2.1 million, or 3.9%, from $53.7 million for the six months ended June 30, 2012. The net interest margin increased 2 basis points from 3.80% in the second quarter of 2012, to 3.82% for the same period in 2013. The year-over-year increase in the second quarter net interest margin was due to an improvement in the mix of interest-earning assets and interest-bearing deposits with a reduction in interest-bearing deposit rates, partially offset by lower average yield on loans. Average loan yields declined 44 basis points, from 5.66% to 5.22%, compared to interest-bearing deposits declining 18 basis points, from 0.95% to 0.77%.

Interest and dividend income decreased $2.6 million on average total interest-earnings assets of $2.75 billion for the three months ended June 30, 2013, compared to interest and dividend income generated by average total interest-earnings assets of $2.89 billion for the same period in 2012. The decline in interest income is mostly attributable to lower yielding average loans being generated in the current low interest rate environment and the repricing of adjustable rate loans in the portfolio to lower yields. The average rate earned on total interest-earning assets was 4.58% for the second quarter of 2013, as compared to 4.74% for the second quarter 2012, and 4.65% for the first quarter 2013.

Interest expense decreased $1.5 million to $5.2 million generated on an average total interest-bearing liability balance of $2.1 billion for the quarter ended June 30, 2013, from $6.7 million generated on an average total interest-bearing liability balance of $2.3 billion for the same period in 2012. The decline in interest expense is mostly attributable to a series of interest rate reductions on interest-bearing deposit products and the continued repricing and run-off of higher cost deposits in the time deposit portfolio. The average rate paid on total interest-bearing liabilities was 0.98% for the second quarter of 2013, as compared to 1.18% for the second quarter 2012, and 1.01% for the first quarter 2013.

For the six months ended June 30, 2013, interest and dividend income decreased $5.4 million on average total interest-earnings assets of $2.75 billion, compared to interest and dividend income generated by average total interest-earnings assets of $2.88 billion for the same period in 2012. The average rate earned on total interest-earning assets was 4.62% for the first half of 2013, as compared to 4.78% for the same period in 2012.

For the six months ended June 30, 2013, interest expense decreased $3.3 million to $10.6 million generated on an average total interest-bearing liability balance of $2.2 billion, from $14.0 million generated on an average total interest-bearing liability balance of $2.3 billion for the same period in 2012. The average rate paid on total interest-bearing liabilities was 1.00% for the first half of 2013, as compared to 1.22% for the same period in 2012.

The following tables provide a comparative average balance sheet and net interest income analysis for the three and six months ended June 30, 2013, as compared to the same period in 2012. Average rates are presented on a fully taxable-equivalent (FTE) basis, using a statutory Federal tax rate of 35% for 2013, and 2012.

	Three Months Ended June 30,
	2013			2012
(Dollars in thousands)	Average Balance	Interest Income- Expense	Average Yields /Rates	Average Balance	Interest Income- Expense	Average Yields /Rates
Assets
Investment Securities (1)	$493,605	$2,493	2.23%	$589,230	$3,038	2.24%
Restricted investments	10,253	114	4.46%	11,272	104	3.73%
Loans, net of unearned income (2)	2,186,123	28,381	5.22%	2,165,893	30,427	5.66%
Interest-bearing deposits in other banks	56,674	41	0.29%	120,593	74	0.25%

Total interest-earning assets	$2,746,655	$31,029	4.58%	$2,886,988	$33,643	4.74%
Other assets	102,635			76,126

Total Assets	$2,849,290			$2,963,114

Liabilities and Stockholders’ Equity
Interest-bearing deposits:
NOW accounts	$433,802	$315	0.29%	$354,559	$318	0.36%
Money market accounts	225,500	171	0.30%	222,898	221	0.40%
Savings accounts	483,068	365	0.30%	602,095	644	0.43%
Time deposits	591,283	2,489	1.69%	706,106	3,282	1.87%

Total interest-bearing deposits	$1,733,653	$3,340	0.77%	$1,885,658	$4,465	0.95%
Securities sold under agreement to repurchase(3)	323,005	926	1.15%	320,100	1,014	1.27%
Other borrowed funds	25,000	18	0.28%	25,000	268	4.25%
Trust preferred capital notes	66,921	953	5.63%	66,660	979	5.80%

Total interest-bearing liabilities	$2,148,579	$5,237	0.98%	$2,297,418	$6,726	1.18%
Noninterest-bearing demand and other liabilities	444,487			364,622

Total liabilities	$2,593,066			$2,662,040
Stockholders’ equity	256,224			301,074

Total liabilities and stockholders’ equity	$2,849,290			$2,963,114

Interest rate spread			3.60%			3.56%
Net interest income and margin		$25,792	3.82%		$26,917	3.80%
Ratio of average interest-earning assets to average interest-bearing liabilities	127.8%			125.7%

(1)

Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders’ equity. Average yields on securities are stated on a tax equivalent basis, using a 35% rate.

(2)

Loans placed on non-accrual status are included in the average balances. Net loan fees and late charges included in interest income on loans totaled $1.3 million and $1.5 million for the three months ended June 30, 2013 and 2012, respectively.

(3)

The securities sold under agreement to repurchase related to customers had an average balance of $248.0 million at an average rate of 0.13% for the three months ended June 30, 2013, and $245.1 million at an average rate of 0.28% for the same period 2012. Also, included are wholesale agreements with an average balance of $75.0 million at an average rate of 4.51% for the three months ended June 30, 2013, and $75.0 million at an average rate of 4.52% for the same period for 2012.

	Six Months Ended June 30,
	2013			2012
(Dollars in thousands)	Average Balance	Interest Income- Expense	Average Yields /Rates	Average Balance	Interest Income- Expense	Average Yields /Rates
Assets
Investment securities(1)	$493,626	$5,028	2.26%	$597,137	$6,270	2.28%
Restricted investments	10,653	227	4.30%	11,246	205	3.68%
Loans, net of unearned income (2)	2,190,309	56,896	5.25%	2,170,454	61,048	5.67%
Interest-bearing deposits in other banks	55,472	80	0.29%	98,489	125	0.26%

Total interest-earning assets	$2,750,060	$62,231	4.62%	$2,877,326	$67,648	4.78%
Other assets	102,162			76,593

Total Assets	$2,852,222			$2,953,919

Liabilities and Stockholders’ Equity
Interest-bearing deposits:
NOW accounts	$437,664	$646	0.30%	$340,775	$615	0.36%
Money market accounts	222,674	332	0.30%	219,417	456	0.42%
Savings accounts	494,482	746	0.30%	615,197	1,416	0.46%
Time deposits	601,976	5,139	1.72%	733,425	6,920	1.90%

Total interest-bearing deposits	$1,756,796	$6,863	0.79%	$1,908,814	$9,407	0.99%
Securities sold under agreement to repurchase(3)	303,696	1,841	1.22%	299,951	2,051	1.38%
Other borrowed funds	27,260	34	0.25%	25,000	537	4.25%
Trust preferred capital notes	66,889	1,907	5.67%	66,631	1,957	5.81%

Total interest-bearing liabilities	$2,154,641	$10,645	1.00%	$2,300,396	$13,952	1.22%
Noninterest-bearing demand and other liabilities	445,065			357,426

Total liabilities	$2,599,706			$2,657,822
Stockholders’ equity	252,516			296,097

Total liabilities and stockholders’ equity	$2,852,222			$2,953,919

Interest rate spread			3.62%			3.56%
Net interest income and margin		$51,586	3.83%		$53,696	3.80%
Ratio of average interest-earning assets to average interest-bearing liabilities	127.6%			125.1%

(1)	Yields on investment securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholders’ equity. Average yields on loans and securities are stated on a fully taxable-equivalent basis, using a 35% rate.
(2)	Loans placed on non-accrual status are included in the average balances. Net loan fees and late charges included in interest income on loans totaled $2.6 million and $2.7 million for the six months ended June 30, 2013, and 2012, respectively.
(3)	The securities sold under agreement to repurchase related to customers had an average balance of $228.7 million at an average rate of 0.14% for the three months ended June 30, 2013, and $225.0 million at an average rate of 0.33% for the same period 2012. Also, included are wholesale agreements with an average balance of $75.0 million at an average rate of 4.51% for the three months ended June 30, 2013, and $75.0 million at an average rate of 4.52% for the same period for 2012.

Provision for Loan Losses and Allowance for Loan Losses

Provision for loan losses were $2.5 million for the quarter ended June 30, 2013, down $636 thousand, or 20.1%, compared to $3.2 million in the same period in 2012. Net charge-offs were $3.4 million for the three months ended June 30, 2013, compared to $2.6 million and $1.9 million for the quarters ended March 31, 2013, and June 30, 2012, respectively. For the six months ended June 30, 2013, provision for loan losses totaled $4.4 million, compared to $9.2 million for the prior year period, with 2013 year-to-date net charge-offs amounting to $6.0 million, compared to $11.3 million in the first half of 2012. The decrease in non-accruing loans from $37.9 million at December 31, 2012 to $34.6 million at June 30, 2013, and the reduction in the allowance for loan losses from $42.8 million at December 31, 2012 to $41.1 million at June 30, 2013, drove changes to the Company’s loan loss reserve and non-performing loan coverage ratios. As of June 30, 2013, reserves for loan losses represented 1.92% of total loans, down from 1.95% at December 31, 2012, with reserves covering 115.3% of total non-performing loans as of June 30, 2013. The decreases in the allowance for loan losses as a percentage of total loans from December 31, 2012, to June 30, 2013, is due to charge-offs incurred during 2013 being primarily supported by specific reserves in the allowance for loan losses as of December 2012. As a result, the analysis of the adequacy of the loan loss reserve for the second quarter of 2013 indicated that loan loss provisioning of $2.5 million was sufficient to maintain appropriate coverage. The $5.2 million decrease in net charge-offs for the six months ended June 30, 2013, compared to the same period in 2012, was primarily due to net charge-offs in the commercial portfolio decreasing $4.2 million, from $4.9 million in the first half of 2012, to $702 thousand in the first half of 2013 and real-estate one-to-four family residential portfolio decreasing $1.2 million, from $1.5 million in the first half of 2012, to $307 thousand for the same period in 2013. The Company’s ratio of net charge-offs to average total loans outstanding improved to 0.27% for the first half of 2013, compared to 0.52% for the same period in 2012.

Total non-performing assets and loans 90+ days past due declined from $50.2 million at December 31, 2012, to $47.0 million at June 30, 2013. The decrease in non-performing assets and loans 90+ days past due over the past six months was primarily driven by sales of OREO properties for $2.1 million, collection from guarantors of a defaulted real estate loan of $787 thousand, sale of notes and properties related to a former industrial loan company totaling $763 thousand, renewals with payments totaling $650 thousand, payoffs received of $3.1 million, OREO write-downs of $1.4 million and charge-offs totaling $6.0 million, partially offset by loans moved to non-accrual including loans to a real estate developer of $4.5 million, a landscaping firm of $2.7 million, a commercial real estate owner of $1.0 million, a printing company of $910 thousand and a residential mortgage loan in the amount of $890 thousand, and loans becoming greater than 90 days past due of $570 thousand. See “Risk Elements and Non-Performing Assets” later in this discussion for more information on non-performing assets and loans 90+ days past due and other impaired loans.

Management believes that the allowance for loan losses is adequate at June 30, 2013. However, there can be no assurance that additional provisions for loan losses will not be required in the future, including as a result of possible changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, and the residential real estate market in particular, on a national basis or in the Company’s market area, or changes in the circumstances of particular borrowers.

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

The following schedule summarizes the changes in the allowance for loan losses:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Twelve Months Ended December 31, 2012
	(Dollars in thousands)
Allowance, beginning of period	$42,773	$48,729	$48,729
Provision for loan losses	4,373	9,156	14,826
Charge-Offs
Commercial	777	5,196	5,904
Real estate-non-farm, non-residential	1,122	898	6,388
Real estate-construction	4,308	3,998	7,587
Consumer	46	277	306
Real estate-one-to-four family residential	508	1,807	4,022
Real estate-multi-family residential	—	—	—
Farmland	—	—	—

Total charge-offs	$6,761	$12,176	$24,207

Recoveries
Commercial	75	322	1,035
Real estate-non-farm, non-residential	57	42	1,081
Real estate-construction	381	113	539
Consumer	32	23	55
Real estate-one-to-four family residential	201	305	597
Real estate-multi-family residential	—	118	118
Farmland	—	—	—

Total recoveries	$746	$923	$3,425

Net charge-offs	6,015	11,253	20,782

Allowance, end of period	$41,131	$46,632	$42,773

Ratio of net charges-offs to average total loans outstanding during period	0.27%	0.52%	0.95%

The following schedule provides a breakdown of the allowance for loan loss by loan type:

	June 30, 2013	June 30, 2012	December 31, 2012
	(Dollars in thousands)
Allocation of the allowance for loan losses:
Commercial	$9,253	$6,286	$5,455
Real estate-non-farm, non-residential	11,169	16,124	11,592
Real estate-construction	10,953	12,319	14,939
Consumer	233	312	167
Real estate-one-to-four family residential	9,261	10,951	10,420
Real estate-multi-family residential	139	589	78
Farmland	140	89	122
Unallocated	(17)	(37)	—

Balance	$41,131	$46,632	$42,773

For a more detailed allocation of the allowance for loan losses, including general and specific allowances for each segment of the loan portfolio, see Note 5 to the Consolidated Financial Statements.

Risk Elements and Non-Performing Assets

Non-performing assets consist of non-accrual loans and OREO (foreclosed properties). For the six months ended June 30, 2013, total non-performing assets and loans 90+ days past due and still accruing interest decreased by $3.2 million, from $50.2 million at December 31, 2012, to $47.0 million at June 30, 2013. As a result, the ratio of non-performing assets and loans 90+ days past due and still accruing to total assets decreased from 1.78% of total assets at December 31, 2012, to 1.66% of total assets at June 30, 2013. The decrease during the first half of 2013 in non-performing assets and loans 90+ days past due and still accruing as a percent of total assets was primarily due to decreased non-performing assets in the Company’s real estate construction and residential and one-to-four family residential real estate segments of the loan portfolio and decreased OREO balances, partially offset by an increase in non-performing, non-residential real estate and non-performing commercial loans. Loans are placed in non-accrual status when in the opinion of management the collection of additional interest is unlikely or a specific loan meets the criteria for non-accrual status established by regulatory authorities. No interest is taken into income on non-accrual loans. A loan remains on non-accrual status until the loan is current as to both principal and interest or the borrower demonstrates the ability to pay and remain current, or both.

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

Other impaired loans that are currently performing, and TDRs, performing in accordance with their modified terms, decreased from $134.1 million at December 31, 2012, to $107.4 million at June 30, 2013. These loans have been identified by the Company as having certain weaknesses as a result of the Company’s specific knowledge about the customer or recent credit events, and are classified as substandard and subject to impairment testing at each balance sheet date.

Included in the loan portfolio at June 30, 2013, are loans classified as TDRs totaling $26.9 million, a reduction of $16.6 million from $43.5 million at December 31, 2012. The reduction in TDRs during the first half of 2013, was attributable to $231 thousand in new TDRs, removal from TDR classification of loans based on payment performance of $9.7 million, and principal payments of $64 thousand. Non-farm, non-residential real estate TDRs accounted for $8.0 million of the decrease in TDRs from December 31, 2012 to June 30, 2013. These loans, which have been provided concessions such as rate reductions, payment deferrals, and in some cases forgiveness of principal, are all on accrual status. If the loan was on non-accrual at the time of the concession it is the Company’s policy that it remain on non-accrual status and perform in accordance with the modified terms for a period of six months. All loans reported as troubled debt restructurings accrue interest. The Company does not report any non-accrual loans as troubled debt restructurings. If a troubled debt restructuring is on non-accrual status, it is reported as a non-accrual asset and not as a troubled debt restructuring.

Foreclosed real properties (or OREO) include properties that have been substantively repossessed or acquired in complete or partial satisfaction of debt. The reduction in OREO during the first half of 2013 was attributable to sales proceeds of $2.1 million, and write-downs totaling $1.4 million, partially offset by new OREO totaling $2.8 million. Write-downs for the first half were primarily attributable to a single relationship with multiple OREO properties that face certain legal, title, and or maintenance issues. Such properties, which are held for resale, are carried at fair value, including a reduction for the estimated selling expenses. Reviews and discussions with regard to value and disposition of each foreclosed property are conducted monthly by the Company’s Special Asset Committee. The carrying value of a foreclosed asset is immediately adjusted down when new information is obtained, including a potentially acceptable offer, the sale of a similar property in the vicinity of one of the Company’s assets, and/or a change in the price the property is being listed for. The Company also uses the advice of outside consultants and real estate agents with knowledge of the markets the properties are located in. Appraisals are ordered when the property is foreclosed on, but are not routinely updated at each balance sheet date. The Company confirms that it performed the above noted procedures and made the proper impairment adjustments, if any, at the balance sheet date.

Total non-performing assets as of the dates indicated consisted of the following:

	June 30, 2013	June 30, 2012	December 31, 2012
	(In Thousands of Dollars)
Non-accrual loans:
Commercial	$7,249	$2,540	$3,317
Real estate-one-to-four family residential:
Permanent first and second	2,884	5,500	3,606
Home equity loans and lines	2,230	3,480	2,498

Total real estate-one-to-four family residential	$5,114	$8,980	$6,104
Real estate-multi-family residential	—	—	—
Real estate-non-farm, non-residential:
Owner-occupied	5,302	3,504	1,791
Non-owner-occupied	3,309	2,079	3,864

Total real estate-non-farm, non-residential	$8,611	$5,583	$5,655
Real estate-construction:
Residential	4,628	12,379	16,976
Commercial	8,978	16,859	5,860

Total real estate-construction:	$13,606	$29,238	$22,836
Consumer	16	18	17

Total non-accrual loans	$34,596	$46,359	$37,929
OREO	11,290	14,018	12,302

Total non-performing assets	$45,886	$60,377	$50,231
Loans 90+ days past due and still accruing:
Commercial	$—	$45	$—
Real estate-one-to-four family residential:
Permanent first and second	1,074	—	—
Home equity loans and lines	—	—	—

Total real estate-one-to-four family residential	$1,074	$—	$—
Real estate multi-family residential	—	—	—
Real estate-non-farm, non-residential:
Owner-occupied	—	—	—
Non-owner-occupied	—	—	—

Total real estate-non-farm, non-residential	$—	$—	$—
Real estate-construction:
Residential	—	—	—
Commercial	—	—	—

Total real estate-construction:	$—	$—	$—
Consumer	—	—	—

Total loans past due 90+ days and still accruing	$1,074	$45	$—
Total non-performing assets and loans past due 90+days	$46,960	$60,422	$50,231

	June 30, 2013	June 30, 2012	December 31, 2012
Non-performing assets
to total loans:	2.14%	2.77%	2.29%
to total assets:	1.62%	2.00%	1.78%
Non-performing assets and 90+ days past due loans
to total loans:	2.19%	2.77%	2.29%
to total assets:	1.66%	2.00%	1.78%
Allowance for loan losses to total loans	1.92%	2.14%	1.95%
Allowance for loan losses to non-performing loans	115.31%	100.49%	112.77%

Non-performing loans continue to be concentrated in residential and commercial construction and land development loans in outer sub-markets that continue to be impacted by the downturn in residential real estate markets and current economic and employment conditions. As of June 30, 2013, $13.6 million, or 39.3%, of non-performing loans represented acquisition, development and construction (“ADC”) loans; $8.6 million, or 24.9%, represented non-farm, non-residential loans; $7.2 million, or 21.0%, represented commercial and industrial (“C&I”) loans; and $5.1 million, or 14.8%, represented loans on one-to-four family residential properties. As of June 30, 2013, specific reserves of $16.4 million have been established for non-performing loans and other loans determined to be impaired. Interest actually received on non-accrual loans was $172 thousand in the six months ended June 30, 2012, and $303 thousand for the six months ended June 30, 2013. The Company continues to pursue an aggressive campaign to further reduce non-performing assets and other impaired loans and is implementing and executing various disposition strategies on an ongoing basis. See Note 5 to the Consolidated Financial Statements for additional information regarding the Company’s non-performing loans.

The following provides a breakdown of the construction and non-farm/non-residential loan portfolios by location, including loans on non-accrual status:

	As of June 30, 2013
Residential, Acquisition, Development and Construction By County/Jurisdiction of Origination: (Dollars in thousands)	Total Outstandings	Percentage of Total	Non-accrual Loans	Non-accruals as a % of Outstandings	Net charge- offs as a % of Outstandings
District of Columbia	$1,160	0.7%	$325	0.2%	—
Montgomery, MD	—	—	—	—	—
Prince Georges, MD	7,399	4.5%	129	0.1%	—
Other Counties in MD	4,443	2.7%	3,050	1.9%	—
Arlington/Alexandria, VA	33,076	20.2%	661	0.4%	0.4%
Fairfax, VA	33,788	20.7%	—	—	—
Culpeper/Fauquier, VA	9,681	5.9%	200	0.1%	—
Frederick, VA	—	—	—	—	—
Henrico, VA	955	0.6%	—	—	—
Loudoun, VA	14,292	8.7%	263	0.1%	—
Prince William, VA	34,572	21.1%	—	—	—
Spotsylvania, VA	365	0.2%	—	—	—
Stafford, VA	19,884	12.2%	—	—	—
Other Counties in VA	1,779	1.1%	—	—	-0.1%
Outside VA, D.C. & MD	2,275	1.4%	—	—	—

	$163,669	100.0%	$4,628	2.8%	0.3%

	As of June 30, 2013
Commercial, Acquisition, Development and Construction By County/Jurisdiction of Origination: (Dollars in thousands)	Total Outstandings	Percentage of Total	Non-accrual Loans	Non-accruals as a % of Outstandings	Net charge- offs as a % of Outstandings
District of Columbia	$402	0.4%	$—	—	—
Montgomery, MD	1,999	1.9%	—	—	—
Prince Georges, MD	6,343	6.1%	—	—	—
Other Counties in MD	2,057	2.0%	—	—	—
Arlington/Alexandria, VA	495	0.5%	495	0.5%	—
Fairfax, VA	6,870	6.7%	—	—	0.2%
Culpeper/Fauquier, VA	1,111	1.1%	1,111	1.1%	1.1%
Frederick, VA	2,000	1.9%	—	—	—
Henrico, VA	—	—	—	—	—
Loudoun, VA	13,984	13.5%	—	—	—
Prince William, VA	37,791	36.6%	—	—	—
Spotsylvania, VA	1,610	1.6%	—	—	—
Stafford, VA	23,296	22.5%	6,537	6.3%	2.1%
Other Counties in VA	5,377	5.2%	835	0.8%	—
Outside VA, D.C. & MD	—	—	—	—	—

	$103,335	100.0%	$8,978	8.7%	3.4%

	As of June 30, 2013
Non-Farm/Non-Residential By County/Jurisdiction of Origination: (Dollars in thousands)	Total Outstandings	Percentage of Total	Non-accrual Loans	Non-accruals as a % of Outstandings	Net charge- offs as a % of Outstandings
District of Columbia	$79,095	7.0%	$—	—	—
Montgomery, MD	18,566	1.6%	1,706	0.2%	—
Prince Georges, MD	70,798	6.3%	—	—	—
Other Counties in MD	45,786	4.0%	—	—	—
Arlington/Alexandria, VA	168,082	14.8%	910	0.1%	—
Fairfax, VA	270,978	23.9%	719	0.1%	0.1%
Culpeper/Fauquier, VA	4,839	0.4%	1,603	0.1%	—
Frederick, VA	7,609	0.7%	—	—	—
Henrico, VA	21,407	1.9%	—	—	—
Loudoun, VA	128,633	11.4%	3,673	0.3%	—
Prince William, VA	196,490	17.3%	—	—	—
Spotsylvania, VA	21,527	1.9%	—	—	—
Stafford, VA	24,654	2.2%	—	—	—
Other Counties in VA	65,457	5.8%	—	—	—
Outside VA, D.C. & MD	8,856	0.8%	—	—	—

	$1,132,777	100.0%	$8,611	0.8%	0.1%

Total TDRs as of the dates indicated consisted of the following:

	June 30, 2013	June 30, 2012	December 31, 2012
	(Dollars in thousands)
Troubled debt restructurings:
Commercial	$2,480	$9,289	$6,875
Real estate-one-to-four family residential:
Permanent first and second	$2,043	3,782	4,303
Home equity loans and lines	—	—	—

Total real estate-one-to-four family residential	$2,043	$3,782	$4,303
Real estate-multi-family residential	—	—	—
Real estate-non-farm, non-residential:
Owner-occupied	$7,127	3,398	9,528
Non-owner-occupied	8,339	15,259	15,779

Total real estate-non-farm, non-residential	$15,476	$18,657	$25,307
Real estate-construction:
Residential	$—	4,106	73
Commercial	6,891	7,220	6,890

Total real estate-construction:	$6,891	$11,326	$6,963
Consumer	—	—	—
Farmland	—	—	—

Total troubled debt restructurings	$26,890	$43,054	$43,448

Included in this amount of $26.9 million, the Bank had TDRs that were performing in accordance with their modified terms of $21.9 million at June 30, 2013. At December 31, 2012, all of the Company’s TDRs were performing in accordance with their modified terms.

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

At June 30, 2013, the Company had $1.47 billion, or 68.6%, of total loans concentrated in commercial real estate. Commercial real estate for purposes of this discussion includes all construction loans, loans secured by multi-family residential properties and loans secured by non-farm, non-residential properties. At December 31, 2012, commercial real estate loans were $1.52 billion, or 69.2%, of total loans. Total construction loans of $267.0 million at June 30, 2013, represented 12.5% of total loans, loans secured by multi-family residential properties of $69.4 million represented 3.2% of total loans, and loans secured by non-farm, non-residential properties of $1.1 billion represented 52.9%.

Construction loans at June 30, 2013 included $149.8 million in loans to commercial builders of single family residential property and $13.9 million to individuals on single family residential property, together representing 7.7% of total loans. These loans are made to a number of unrelated entities and generally have a term of twelve to eighteen months. In addition, the Company had $103.3 million of construction loans on non-residential commercial property at June 30, 2013, representing 4.8% of total loans. Total construction loans of $267.0 million include $127.1 million in land acquisition and/or development loans on residential property and $58.4 million in land acquisition and/or development loans on commercial property, together totaling $185.5 million, or 8.6% of total loans. Potential adverse developments in the Northern Virginia real estate market or economy, including substantial increases in mortgage interest rates, slower housing sales, and increased commercial property vacancy rates, could have an adverse impact on these groups of loans and the Bank’s income and financial position. At June 30, 2013, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Bank has commercial loans of $247.9 million, or 11.6% of the Bank’s total loan portfolio, to businesses and organizations, including trade associations, professional corporations, community associations, government contractors, medical practitioners, property management companies, religious organizations and houses of worship, heavy equipment contractors and others primarily located in the Northern Virginia market.

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

Non-Interest Income

Non-interest income represented 8.4% and 13.5% of total revenue for the six months ended June 30, 2013, and June 30, 2012, respectively. Although interest income is our primary source of revenue, we remain committed to increasing non-interest income as a way to improve profitability and diversify our sources of revenue.

For the three months ended June 30, 2013, the Company recognized $2.2 million in non-interest income, compared to non-interest income of $3.4 million for the three months ended June 30, 2012. For the six months ended June 30, 2013, the Company recognized $4.8 million in non-interest income, compared to non-interest income of $8.4 million for the six months ended June 30, 2012.

The following table presents the components of non-interest income for the three and six months ended June 30, 2013, and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,		From the Three Months Ended June 30, 2012 to the Three Months Ended June 30, 2013
(dollars in thousands)	2013	2012	2013	2012	$ change	% change
Service charges and other fees	$906	$875	$1,836	$1,756	$31	3.5%
Non-deposit investment services commissions	245	242	527	494	3	1.2%
Gains on loans held-for-sale	675	830	1,697	1,831	(155)	-18.7%
Gain on sale of securities available-for-sale	—	1,328	—	3,920	(1,328)	-100.0%
Bank-owned life insurance	306	54	607	109	252	466.7%
Other	64	92	87	260	(28)	-30.4%

Total Non-Interest Income	$2,196	$3,421	$4,754	$8,370	$(1,225)	-35.8%

Included in non-interest income for the second quarter of 2012, is a gain on sale of securities of $1.3 million, while the second quarter of 2013 did not include a gain or loss on sale of securities. For the six months ended June 30, 2012, non-interest income included a gain on sale of securities of $3.9 million, while non-interest income for the six months ended June 30, 2013 did not include a gain or loss on sale of investment securities.

Gains on loans held-for-sale decreased in the second quarter 2013, on a year-over-year basis by $155 thousand, or 18.7%, and on a sequential quarter basis decreased by $347 thousand, or 34.0%. For the six months ended June 30, 2013, fees and net gains on loans held-for-sale decreased $134 thousand, or 7.3%, compared to the six months ended June 30, 2012. The decrease can be primarily attributed to lower volume of mortgage loans originated for sale in the secondary market, which was driven by higher interest rates on mortgage products during the second quarter of 2013.

Income generated by bank-owned life insurance increased $252 thousand and $498 thousand for the three months ended June 30, 2013, and six months ended June 30, 2013, respectively, compared to the same periods in the prior year. The increase can be attributed to $30.0 million in bank-owned life insurance assets purchased during the second half of 2012 that have contributed to earnings during the first two quarters of 2013.

Non-Interest Expense

For the three months ended June 30, 2013, the Company recognized $14.0 million in non-interest expense, compared to non-interest expense of $15.6 million for the three months ended June 30, 2012. For the six months ended June 30, 2013, the Company recognized $31.7 million in non-interest expense, compared to non-interest expense of $32.2 million for the six months ended June 30, 2012. The following table presents the components of non-interest expense for the three and six months ended June 30, 2013, and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,		From the Three Months Ended June 30, 2012 to the Three Months Ended June 30, 2013
(dollars in thousands)	2013	2012	2013	2012	$ change	% change
Salaries and employee benefits	$6,713	$7,239	$14,891	$15,024	$(526)	-7.3%
Premises and equipment expense	2,303	2,341	4,724	4,762	(38)	-1.6%
FDIC insurance	515	833	1,032	1,828	(318)	-38.2%
Loss on other real estate owned	535	881	1,783	1,707	(346)	-39.3%
OREO Expense	265	262	473	580	3	1.2%
Franchise tax expense	747	750	1,495	1,500	(3)	-0.4%
Data processing	674	675	1,399	1,328	(1)	-0.2%
Merger-related expense	282	—	866	—	282	—%
Other operating expense	2,004	2,576	5,022	5,455	(572)	-22.2%

Total Non-Interest Expense	$14,038	$15,557	$31,685	$32,184	$(1,519)	9.8%

The decrease for the three months ended June 30, 2012, to the three months ended June 30, 2013, of $1.5 million was primarily related to a decrease of $526 thousand in salaries and employee benefits, a decrease of $343 thousand on other real estate owned losses and expenses, a decrease of $318 thousand in FDIC insurance premiums, a $572 thousand decrease in other operating expense partially offset by $282 thousand in merger-related expenses. The decrease in salaries and employee benefit expense relates to a reduction of $500 thousand in incentive bonus. The decrease in other operating expenses related primarily to a decline in legal and other professional fees of $263 thousand, a $117 decrease in recruitment, and a $42 thousand reduction in advertising expenses. The decrease for the six months ended June 30, 2012, to the six months ended June 30, 2013, of $499 thousand was primarily related to a decrease of $796 thousand in FDIC insurance premiums, and a $433 thousand decrease in other operating expense, partially offset by $866 thousand in merger-related expenses.

Provision for Income Taxes

The Company’s income tax provisions are adjusted for non-deductible expenses and non-taxable income before applying the U.S. federal income tax rate of 35%. For the six months ended June 30, 2013, the Company recorded an income tax provision of $6.8 million compared to a provision of $6.9 million for the same period in 2012. Our effective tax rate was 33.4% and 33.1% for the six months ended June 30, 2013 and June 30, 2012, respectively. Our provision for income taxes was positively impacted by non-taxable income generated by the bank-owned life insurance earnings, and earnings from tax-exempt investment securities, which provided the greatest benefit to our effective tax rate.

Financial Condition

Total Assets

Total assets increased by $12.5 million, or 0.4%, to $2.84 billion at June 30, 2013, as compared to $2.82 billion at December 31, 2012. The increase was largely the result of an increase in cash and cash equivalents of $77.3 million, including a $98.0 million increase in interest-bearing deposits in other banks, partially offset by a decrease in loans, net of allowance for loan loss, of $47.5 million, and a decrease of $10.7 million in investment securities.

The primary contributor to the increase in interest-bearing deposits in other banks to $99.0 million at June 30, 2013, was the growth in funding provided by securities sold under agreements to repurchase. During the first half of 2013, securities sold under agreements to repurchase increased $50.9 million, or 20.3%, to $301.6 million at June 30, 2013. Securities sold under agreement to repurchase are entered into primarily with in market commercial customers that generally maintain a full relationship with the Bank, in the form of lending facilities and other deposit products. We generally invest these funds in short-term liquid assets, such as interest-bearing deposits held at the Federal Reserve Bank, and investment securities available-for-sale.

Loans, net of allowance for loan losses, declined in our ADC portfolio, real estate non-farm, non-residential portfolio, and real estate multi-family residential portfolio, as these portfolios decreased $15.0 million, $22.5 million, and $9.0 million, respectively during the first half of 2013. The balance of commercial loans also decreased $13.1 million during the first half of 2013.

Investment securities were down $10.7 million from December 31, 2012 to June 30, 2013. We held 17.0% of our total assets in the investment security portfolio at June 30, 2013, compared to 17.5% at December 31, 2012.

Loans held-for-sale decreased $7.3 million, to $7.8 million at June 30, 2013, compared to $15.2 million at December 31, 2012. The level of loans held-for-sale is driven by various market and economic conditions, including mortgage loan demand in our housing markets, and the interest rate environment.

Investment Securities

Investment securities were $482.7 million representing a decrease of $10.7 million from December 31, 2012. There was no gain on sale of securities during the second quarter 2013. During the second quarter of 2012, the Company sold $67.9 million of investment securities resulting in a $1.3 million realized gain on sale of securities. The purchase of investment securities made during the first six months of 2013 were predominantly of U.S. Government Agency obligations at a discount or modest premium to book value in pass-through securities, with an average expected life of three to seven years.

The investment portfolio contains two pooled trust preferred securities with a book value of $5.1 million, and a market value of $779 thousand at June 30, 2013, for which the Company performs a quarterly analysis to determine whether any other-than-temporary impairment exists. The analysis includes stress tests on the underlying collateral and cash flow estimates based on the current and projected future levels of deferrals, defaults, and prepayments within each pool. There was no recorded impairment loss for the three and six months ended June 30, 2013, and June 30, 2012.

Loans

Loans, net of allowance for loan losses, decreased $47.5 million, or 2.2%, from $2.14 billion at December 31, 2012, to $2.10 billion at June 30, 2013. The decrease in most loan categories was primarily a result of a combination of the refinance or sale of a few large commercial and residential real estate projects, the impact of sequestration on the level of borrowing by government contracting sector borrowers, and problem loan resolutions and charge-offs.

Loans held-for-sale

Loans held-for-sale, which are originated by our mortgage division and intended for sale in the secondary market, decreased $7.3 million from $15.2 million at December 31, 2012, to $7.8 million at June 30, 2012. The decrease in loans held-for-sale was mostly driven by various market and economic conditions, including mortgage loan demand in our housing markets, and the interest rate environment. Loans sold to correspondent banks are subject to repurchase as a result of specific events outlined in the correspondent purchase agreements. The repurchase events include but are not limited to, deficiencies in documentation standards, and defaults or pay-offs within a specified period of time. The Company did not maintain a reserve for repurchases at June 30, 2013, and December 31, 2012, and has historically experienced an insignificant amount of repurchases.

Deposits

Total deposits at June 30, 2013 were $2.18 billion, a decrease of $65.8 million, or 2.9%, from December 31, 2012 to June 30, 2013 with non-interest bearing demand deposits increasing by $49.7 million, or 11.9%, savings and interest-bearing demand accounts decreasing $65.8 million, or 5.5%, and time deposits decreasing by $49.7 million, or 7.9%. The reduction in interest-bearing and time deposits during the past year has been intentional, resulting from a series of interest rate reductions that continued throughout 2012 and into the first quarter of 2013. As a result of deposit rate decreases and an improving deposit mix, the cost of total interest-bearing deposits and total deposits declined from 0.95% and 0.81% for the quarter ended June 30, 2012, to 0.77% and 0.62% for the quarter ended June 30, 2013, respectively. The Company’s deposit mix continues to be weighted heavily in lower cost non-interest bearing demand deposits, savings and interest-bearing demand deposits, which comprised 73.4% of total deposits at June 30, 2013, compared to 72.0% at December 31, 2012. As of June 30, 2013, non-interest bearing demand deposits represented 21.4% of total deposits, compared to 18.5% at December 31, 2012.

Capital Levels and Stockholders’ Equity

Stockholders’ equity increased $8.5 million, or 3.4%, from $245.3 million at December 31, 2012, to $253.8 million at June 30, 2013, with approximately $3.9 million in net proceeds from stock issuances, net income to common stockholders of $13.5 million for the first six months of 2013, partially offset by a decrease of $9.2 million in other comprehensive income related to the decline in the fair market value of the investment securities portfolio, net of tax. The Company’s Tier 1 and total qualifying capital ratios are both up 111 basis points, from December 31, 2012, to June 30, 2013.

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

As of June 30, 2013, and June 30, 2012, we did not have any brokered deposits, other than CDARS reciprocal deposits, on our balance sheet. CDARS reciprocal deposits are deposits that have been placed into a deposit placement service which allows us to place our customers’ funds in FDIC-insured time deposits at other banks and at the same time, receive an equal sum of funds from customers of other banks within the deposit placement service. CDARS reciprocal deposits of $47.7 million and $49.0 million are included in our time deposit portfolio and account for 2.2% of our total deposits at June 30, 2013 and December 31, 2012. Time deposits comprise approximately $579.2 million, or 26.6% and $628.9 million, or 28.0%, of our total deposit liabilities at June 30, 2013, and $628.9 million, or 28.0% of our total deposit portfolio at December 31, 2012. At June 30, 2013 and December 31, 2012, we had customer securities sold under agreement to repurchase of $301.6 million and $250.7 million, respectively. We also had wholesale securities sold under agreement to repurchase of $75.0 million as of June 30, 2013 and December 31, 2012.

The Company measures total liquidity through cash and cash equivalents, investment securities available-for-sale, mortgage loans held-for-sale, other loans and investment securities maturing within one year, less securities pledged as collateral for repurchase agreements, public deposits and other purposes, and less any outstanding Federal funds purchased. These liquidity sources decreased $45.9 million, or 6.7%, from $690.6 million at December 31, 2012, to $644.7 million at June 30, 2013, primarily due to a $39.8 million increase in securities pledged as collateral for repurchase agreements, partially offset by a $98.0 million increase in interest-bearing deposit accounts at other banks and a $65.4 million decrease in loans maturing within one year. Total liquidity as a percentage of total deposits was 29.58% at June 30, 2013, compared to 30.76% at December 31, 2012. Additional sources of liquidity available to the Bank include the capacity to borrow funds through established short-term lines of credit with various correspondent banks and the Federal Home Loan Bank of Atlanta. See Note 9 to the Consolidated Financial Statements for further information regarding these additional liquidity sources.

It is our opinion that our liquidity position at June 30, 2013, is adequate to respond to fluctuations “on” and “off” balance sheet. In addition, we know of no trends, demands, commitments, events or uncertainties that may result in, or that are reasonably likely to result in our inability to meet anticipated or unexpected liquidity needs.

Off-Balance Sheet Arrangements

The Company enters into certain off-balance sheet arrangements in the normal course of business to meet the financing needs of its customers. These off-balance sheet arrangements include unfunded lines of credit, commitments to extend credit, standby letters of credit and financial guarantees, totaling $588.9 million and $610.8 million as of June 30, 2013, and December 31, 2012, respectively. These arrangements would impact the Company’s liquidity and capital resources to the extent customers accept and/or use these commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. With the exception of these off-balance sheet arrangements, and the Company’s obligations in connection with its trust preferred securities, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors.

Unfunded lines of credit and commitments to extend credit totaled $514.8 million at June 30, 2013, and $550.1 million at December 31, 2012. These represent legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Unfunded lines of credit and commitments to extend credit were $506.4 million and $8.4 million, respectively, at June 30, 2013, and were $533.3 million and $16.8 million at December 31, 2012. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At June 30, 2013, and December 31, 2012, the Company had $74.1 million and $60.8 million, respectively, in outstanding standby letters of credit.

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

We are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on our financial condition and the consolidated financial statements. Both the Company’s and the Bank’s capital levels continue to meet regulatory requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios. Tier 1 capital consists of common and qualifying preferred stockholders’ equity, less goodwill, and for the Company includes certain minority interests relating to bank subsidiary issued securities, and a limited amount of restricted core capital elements. Restricted core capital elements include qualifying cumulative preferred stock interests, certain minority interests in subsidiaries and qualifying trust preferred securities. Total risk-based capital consists of Tier 1 capital, qualifying subordinated debt, and a portion of the allowance for loan losses, and for the Company, a limited amount of excess restricted core capital elements. Risk-based capital ratios are calculated with reference to risk-weighted assets. The leverage ratio compares Tier 1 capital to total average assets. The Bank’s Tier 1 risk-based capital ratio was 13.85% at June 30, 2013, compared to 12.82% at December 31, 2012, and its total risk-based capital ratio was 15.11% at June 30, 2013, compared to 14.08% at December 31, 2012. These ratios are in excess of the minimum regulatory requirement of 4.00% and 8.00%, respectively. The Bank’s leverage ratio was 11.03% at June 30, 2013, compared to 10.03% at December 31, 2012, and in excess of the minimum regulatory requirement of 4.00%. The Company’s Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage ratio was 14.36%, 15.62%, and 11.40%, respectively, at June 30, 2013, compared to 13.25%, 14.51%, and 10.29% at December 31, 2012. In addition the Company’s and the Bank’s capital ratios exceeded the amounts required to be considered “well capitalized” as defined in applicable banking regulations. The increases in these capital ratios during the six months ended June 30, 2013 are primarily due to net income generated by operations and lower levels of risk-weighted assets.

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

Pursuant to the Basel III Final Rules adopted by the federal bank regulatory agencies in July 2013, trust preferred securities issued prior to May 19, 2010 by bank holding companies with less than $15 billion of total assets can be counted as Tier 1 capital at the holding company level, together with other restricted core capital elements, up to 25% of total capital (net of goodwill), and any excess as Tier 2 capital, subject to limitation. At June 30, 2013, trust preferred securities represented 20.0% of the Company’s Tier 1 capital and 18.4% of its total risk-based capital. See Note 10 to the Consolidated Financial Statements for further information regarding trust preferred securities.

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

In connection with the purchase of the Series A Preferred Stock, the Treasury was issued a warrant (the “Warrant”) to purchase 2,696,203 shares of the Company’s common stock at an initial exercise price of $3.95 per share. The Warrant provides for the adjustment of the exercise price and the number of shares of the common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of the common stock, and upon certain issuances of the common stock (or securities exercisable or exchangeable for, or convertible into, common stock) at or below 90% of the market price of the common stock on the trading day prior to the date of the agreement on pricing such securities. The Warrant expires ten years from the date of issuance. The Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant. As of June 30, 2013, the warrant issued to the Treasury to purchase shares of the Company’s common stock remains outstanding.

Please refer to Note 10 to the Consolidated Financial Statements for additional information regarding the issuance in 2008 of $25 million of trust preferred securities and warrants to purchase shares of the Company’s common stock to certain directors and executive officers of the Company.

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

Our short term interest rate sensitivity is managed through the use of a model that generates estimates of the change in the net interest income when interest rates are shocked upward and downward from the base case. Given the current rate environment, we limited the downward change to 100 basis points. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. The model captures the timing of the repricing of interest sensitive assets and interest sensitive liabilities as well as the degree of change (“beta”) in the interest rates of particular asset and liability products that occurs as interest rates move upward or downward. The model assumes that the composition of the interest sensitive assets and interest sensitive liabilities existing at June 30, 2013, remains constant over a two year period (base case) and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.

The following table provides an analysis of our interest rate risk as measured by the estimated change in MVPE and net interest income from the base case, resulting from instantaneous and sustained parallel shifts in interest rates as of June 30, 2013:

	Sensitivity of Market Value of Portfolio Equity June 30, 2013	Sensitivity of Net Interest Income June 30, 2013
	Market Value of Portfolio Equity	Net Interest Income
Interest Rate Scenario	Percent Change from Base	Percent Change from Base
Up 200 bps	-12.6%	+5.3%
Up 300 bps	-22.2%	+7.5%
Down 100 bps	+2.2%	-6.7%

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

The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports that the company files with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information required to be set forth in the Company’s periodic reports.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities. – As initially disclosed on a Form 8-K filed on September 25, 2008, on September 24, 2008, the Company completed a private placement, to its directors and certain executive officers, of $25.0 million of trust preferred securities through a newly formed, wholly-owned, subsidiary trust. In connection with the issuance of the trust preferred securities, the Company also issued warrants (the “Warrants”) to purchase an aggregate of 1.5 million shares of common stock to the purchasers. The Warrants have a five year term and an exercise price of $6.83 per share.

In the first half of 2013, the Company issued an aggregate of 390,000 shares of common stock in connection with the following Warrant exercises:

•	On January 1, 2013, the Company issued 270,000 shares of common stock for gross proceeds of $1.8 million in connection with a Warrant exercise;

•	On April 12, 2013, the Company issued 120,000 shares of common stock in connection with a Warrant exercise pursuant to the Warrant’s cashless exercise provision.

The shares of common stock issued upon exercise of the Warrants have not been registered under the Securities Act of 1933, as amended, and were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

As of August 2, 2013, Warrants to purchase an aggregate of 1,066,188 million shares of common stock remain outstanding.

(b)	Use of Proceeds. – Not Applicable.

(c)	Issuer Purchases of Securities. – During the three months ended June 30, 2013, and in connection with the April 2013 cashless exercise of a Warrant described above, an investor surrendered to the Company shares of the Company’s common stock to pay the exercise price of the Warrant. The following table sets forth the shares surrendered in this cashless Warrant exercise.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan
April 1 – April 30, 2013	57,782	$13.71	(1)	—	—
May 1 – May 31, 2013	—	—		—	—
June 1 – June 30, 2013	—	—		—	—

	57,782	$13.71	(1)	—	—

(1)	Represents the closing price per share of the Company’s common stock on the last trading day prior to the cashless exercise of the Warrant.

Item 3.	DEFAULTS UPON SENIOR SECURITIES – None

Item 4.	MINE SAFETY DISCLOSURES – None

Item 5.	OTHER INFORMATION

(a)	Required 8-K Disclosures. None

(b)	Changes in Procedures for Director Nominations by Securityholders. None

Item 6.	EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated as of January 29, 2013, by and between United Bankshares, Inc. and Virginia Commerce Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 31, 2013)

3.1	Articles of Incorporation of Virginia Commerce Bancorp, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

3.2	Articles of Amendment to the Articles of Incorporation relating to the Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 15, 2008)

3.3	Amended and Restated By-laws of Virginia Commerce Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 27, 2007)

3.4	Amendment to the Amended and Restated By-laws of Virginia Commerce Bancorp, Inc. (incorporated by reference to exhibit 3.4 to the Company’s Current Report on Form 8-K filed on January 28, 2011)

31.1	Certification of Peter A. Converse, President and Chief Executive Officer

31.2	Certification of Mark S. Merrill, Executive Vice President and Chief Financial Officer

32.1	Certification of Peter A. Converse, President and Chief Executive Officer

32.2	Certification of Mark S. Merrill, Executive Vice President and Chief Financial Officer

101	The following materials from Virginia Commerce Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virginia Commerce Bancorp, Inc. (Registrant)

Date: August 8, 2013	BY	/s/ Peter A. Converse
Peter A. Converse, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2013	BY	/s/ Mark S. Merrill
Mark S. Merrill, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)